Form 10-Q
period 2011-03-31
IF Bancorp, Inc.
filed 2011-06-27
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File No. 333-172843

IF Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-1834449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 East Cherry Street, Watseka, Illinois	60970
(Address of Principal Executive Offices)	Zip Code

(815) 432-2476

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 27, 2011.

IF Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

IF Bancorp, Inc., a Maryland corporation (the “Company”), was formed on March 4, 2011 to serve as the stock holding company for Iroquois Federal Savings and Loan Association (the “Association”) as part of the Association’s mutual-to-stock conversion. As of March 31, 2011, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Association is included in this Quarterly Report.

Part I. – Financial Information

Item 1.	Financial Statements

Iroquois Federal Savings and Loan Association

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2011	June 30, 2010
	(Unaudited)
Assets
Cash and due from banks	$7,772	$4,705
Interest-bearing demand deposits	574	2,131

Cash and cash equivalents	8,346	6,836

Interest-bearing time deposits in banks	250	—
Available-for-sale securities	140,811	125,747
Loans held for sale	152	460
Loans, net of allowance for loan losses of $2,800 and $2,767 at March 31, 2011 and June 30, 2010, respectively	240,628	233,753
Premises and equipment, net of accumulated depreciation of $4,710 and $4,423 at March 31, 2011 and June 30, 2010	4,144	4,204
Federal Home Loan Bank stock, at cost	3,121	3,121
Foreclosed assets held for sale	458	497
Accrued interest receivable	2,093	1,718
Deferred income taxes	246	—
Bank-owned life insurance	7,171	6,978
Mortgage servicing rights	349	156
Other	1,728	1,312

Total assets	$409,497	$384,782

Liabilities and Equity
Liabilities
Deposits
Demand	$10,506	$5,833
Savings, NOW and money market	119,927	111,495
Certificates of deposit	203,353	198,229
Brokered certificates of deposit	6,001	5,000

Total deposits	339,787	320,557

Federal Home Loan Bank advances	28,000	22,500
Advances from borrowers for taxes and insurance	1,245	830
Deferred income taxes	—	311
Accrued post-retirement benefit obligation	1,787	1,727
Accrued interest payable	221	185
Other	997	1,384

Total liabilities	372,037	347,494

Commitments and Contingencies	—	—
Equity
Retained earnings	36,763	34,498
Accumulated other comprehensive income, net of tax	697	2,790

Total equity	37,460	37,288

Total liabilities and equity	$409,497	$384,782

See accompanying notes to the unaudited condensed consolidated financial statements.

Iroquois Federal Savings and Loan Association

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Interest and Dividend Income
Interest and fees on loans	$3,102	$3,195	$9,559	$9,680
Securities
Taxable	1,010	1,176	3,097	3,628
Tax-exempt	30	25	93	63
Federal Home Loan Bank dividends	2	—	2	—
Deposits with other financial institutions	2	1	6	3

Total interest and dividend income	4,146	4,397	12,757	13,374

Interest Expense
Deposits	933	1,319	3,204	4,398
Federal Home Loan Bank advances	221	254	679	785

Total interest expense	1,154	1,573	3,883	5,183

Net Interest Income	2,992	2,824	8,874	8,191
Provision for Loan Losses	225	194	850	1,163

Net Interest Income After Provision for Loan Losses	2,767	2,630	8,024	7,028

Noninterest Income
Customer service fees	129	149	453	495
Other service charges and fees	49	29	205	112
Insurance commissions	116	102	443	461
Brokerage commissions	139	102	440	295
Net realized gains (losses) on sales of available-for-sale securities	(26)	336	352	640
Mortgage banking income, net	134	16	554	179
Bank-owned life insurance income, net	63	62	193	191
Other	158	182	447	401

Total noninterest income	762	978	3,087	2,774

Noninterest Expense
Compensation and benefits	1,631	1,343	4,807	4,049
Office occupancy	122	119	360	338
Equipment	169	164	477	426
Federal deposit insurance	114	113	331	331
Stationary, printing and office	32	39	104	109
Advertising	81	97	221	206
Professional services	27	23	153	91
Supervisory examinations	53	52	106	100
Audit and accounting services	—	—	23	21
Organizational dues and subscriptions	12	17	52	52
Insurance bond premiums	18	29	71	71
Telephone and postage	50	45	150	149
(Gain) loss on foreclosed assets, net	(28)	(11)	(112)	47
Other	204	211	809	709

Total noninterest expense	2,485	2,241	7,552	6,699

Income Before Income Tax	1,044	1,367	3,559	3,103
Provision for Income Tax	379	511	1,294	1,096

Net Income	$665	$856	$2,265	$2,007

See accompanying notes to the unaudited condensed consolidated financial statements.

Iroquois Federal Savings and Loan Association

Condensed Consolidated Statement of Equity (Unaudited)

(Dollars in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Total
For the nine months ended March 31, 2011
Balance, July 1, 2010	$34,498	$2,790	$37,288
Comprehensive income:
Net income	2,265	—	2,265
Change in unrealized appreciation on available-for-sale securities, net of tax benefit of $(1,282)	—	(2,093)	(2,093)

Total comprehensive income			172

Balance, March 31, 2011	$36,763	$697	$37,460

For the nine months ended March 31, 2010
Balance, July 1, 2009	$31,821	$1,435	$33,256
Comprehensive income:
Net income	2,007	—	2,007
Change in unrealized appreciation on available-for-sale securities, net of tax expense of $232	—	379	379

Total comprehensive income			2,386

Balance, March 31, 2010	$33,828	$1,814	$35,642

See accompanying notes to the unaudited condensed consolidated financial statements.

Iroquois Federal Savings and Loan Association

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2011	2010
Operating Activities
Net income	$2,265	$2,007
Items not requiring (providing) cash
Depreciation	287	180
Provision for loan losses	850	1,163
Amortization of premiums and discounts on securities	483	349
Deferred income taxes	724	(61)
Net realized gains on loan sales	(554)	(179)
Net realized gains on sales of available-for-sale securities	(352)	(640)
(Gain) loss on foreclosed assets held for sale	(112)	47
Bank-owned life insurance income, net	(193)	(191)
Originations of loans held for sale	(26,391)	(10,259)
Proceeds from sales of loans held for sale	27,060	10,588
Changes in
Accrued interest receivable	(375)	(496)
Other assets	(416)	(1,313)
Accrued interest payable	36	(26)
Other liabilities	(326)	(141)

Net cash provided by operating activities	2,986	1,028

Investing Activities
Net increase in interest-bearing deposits	(250)	—
Purchases of available-for-sale securities	(96,104)	(78,515)
Proceeds from the sales of available-for-sale securities	58,423	43,265
Proceeds from maturities and pay-downs of available-for-sale securities	19,112	12,186
Purchases of held-to-maturity securities	—	(1,341)
Proceeds from sales of held-to-maturity securities	—	11,283
Proceeds from maturities and pay-downs of held-to-maturity securities	—	4,610
Net change in loans	(7,878)	(9,037)
Purchase of premises and equipment	(227)	(229)
Proceeds from sale of foreclosed assets	304	168

Net cash used in investing activities	(26,620)	(17,610)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	13,105	4,678
Net increase in certificates of deposit, including brokered certificates	6,124	10,805
Net increase in advances from borrowers for taxes and insurance	415	452
Proceeds from Federal Home Loan Bank advances	15,500	—
Repayments of Federal Home Loan Bank advances	(10,000)	(1,000)

Net cash provided by financing activities	25,144	14,935

Net Increase (Decrease) in Cash and Cash Equivalents	1,510	(1,647)
Cash and Cash Equivalents, Beginning of Period	6,836	11,902

Cash and Cash Equivalents, End of Period	$8,346	$10,255

Supplemental Cash Flows Information
Interest paid	$3,847	$5,209
Income taxes paid, net of refunds	1,422	1,021
Foreclosed assets acquired in settlement of loans	153	427
Transfer of held-to-maturity securities to available-for-sale securities, amortized cost	—	11,112

See accompanying notes to the unaudited condensed consolidated financial statements.

Iroquois Federal Savings and Loan Association

Form 10-Q

(Table dollar amounts in thousands)

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Financial Statement Presentation

The unaudited condensed consolidated financial statements include the accounts of Iroquois Federal Savings and Loan Association (the “Association”) and its wholly-owned subsidiary, L.C.I. Service Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Association as of March 31, 2011 and June 30, 2010, and the results of its operations for the three and nine month periods ended March 31, 2011 and 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Association for the year ended June 30, 2010 included as part of IF Bancorp, Inc.’s Prospectus dated May 13, 2011 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 20, 2011 (the “Prospectus”).

The results of operations for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prospectus.

Note 2: New Accounting Pronouncements

Recent and Future Accounting Requirements

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the fair value disclosure guidance. The amendments include new disclosures and changes to clarify existing disclosure requirements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have a material effect on the Association’s financial statements.

FASB ASC 310 Receivables (“ASC310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk grades, more detailed nonaccrual and past due information and modifications of its financing receivables. The disclosures under ASC 310, as amended, were effective for interim and annual reporting periods ending on or after December 15, 2010. This amendment did not have a significant impact on the Association’s financial results, but it has significantly expanded the disclosures that the Association is required to provide.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Association’s reporting period ending September 30, 2011. The adoption of ASU 2011-02 is not expected to have a material impact on the Association’s statements of income and condition.

Note 3: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2011 (unaudited):
U.S. government agencies	$126,297	$2,163	$(2,179)	$126,281
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	11,160	772	—	11,932
State and political subdivisions	2,486	112	—	2,598

	$139,943	$3,047	$(2,179)	$140,811

June 30, 2010:
U.S. Government and federal agency	$103,807	$3,010	$—	$106,817
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	15,121	1,084	—	16,205
State and political subdivisions	2,576	149	—	2,725

	$121,504	$4,243	$—	$125,747

With the exception of U.S. Government and federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $126,297,000 and $11,160,000, respectively, and a market value of approximately $126,281,000 and $11,932,000, respectively, at March 31, 2011 (unaudited), the Association held no securities at March 31, 2011 (unaudited) with a book value that exceeded 10% of total equity.

All mortgage-backed securities at March 31, 2011 (unaudited), and June 30, 2010 were issued by government sponsored enterprises.

The amortized cost and fair value of available-for-sale securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
Within one year	$146	$149
One to five years	27,525	29,269
Five to ten years	101,047	99,396
After ten years	65	65

Mortgage-backed securities	11,160	11,932

Totals	$139,943	$140,811

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $42,607,747 and $38,407,436 as of March 31, 2011 and June 30, 2010, respectively.

Gross gains of $386,157 and $690,848, and gross losses of $34,180 and $51,007, resulting from sales of available-for-sale securities were realized for the nine month periods ended March 31, 2011 and 2010, respectively.

During 1995, mortgage-backed securities available-for-sale with an amortized cost of $10,501,878 and fair value of $9,671,776 were transferred to the held-to-maturity portfolio. The excess amortized cost over fair value of the mortgage-backed securities, net of tax, at the date of transfer of $514,663 is being amortized to accumulated other comprehensive income (loss) over the life of the related securities. During March 2010, the Association transferred all remaining held-to-maturity securities to available-for-sale which eliminated the remaining unamortized balance.

During the quarter ended March 31, 2010, the Association sold securities with an amortized cost of $11,058,429 from held-to-maturity securities to realize investment gains and to reinvest in securities that would improve the Associations interest rate risk. The Association realized a net gain of $224,689 from the sale of the investments.

During March 2010, the Association transferred securities with an amortized cost of $11,112,338 and unrealized gains of $437,329 from held-to-maturity securities to available-for-sale. The securities were transferred due to the sale of held-to-maturity securities. The securities transferred were accounted for at fair value and the unrealized gain was recorded in accumulated other comprehensive income, net of income tax.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at March 31, 2011 was $85,655,383, which is approximately 60.8% of the Association’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are temporary.

The following table shows the Association’s securities’ gross unrealized losses and fair value of the Association’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 (unaudited):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. government agencies	$85,655	$(2,179)	$—	$—	$85,655	$(2,179)

Total temporarily impaired securities	$85,655	$(2,179)	$—	$—	$85,655	$(2,179)

U.S. Government Agencies

The unrealized losses on the Association’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Association does not intend to sell the investments and it is not more likely than not the Association will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Association does not consider those investments to be other-than-temporarily impaired at March 31, 2011 (unaudited).

Note 4: Loans and Allowance for Loan Losses

Categories of loans include:

	March 31, 2011	June 30, 2010
	(Unaudited)
Real estate loans:
One-to-four family, including home equity loans	$149,367	$153,314
Multifamily	26,364	19,232
Commercial	26,577	24,956
Home equity lines of credit	9,888	7,854

Total real estate loans	212,196	205,356

Construction	2,653	2,112
Commercial	13,757	13,410
Consumer	15,846	16,874

Total loans	244,452	237,752
Deferred loan costs (fees)	(20)	(35)
Loans in process	(1,004)	(1,197)
Allowance for loan losses	(2,800)	(2,767)

Loans, net	$240,628	$233,753

The Association believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Association’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Association maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Association’s principal lending activity is the origination of one-to four-family residential mortgage loans but also includes multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion and Iroquois, as well as the adjacent counties in Illinois and Indiana. The Association also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Association’s lending policies and procedures on a routine basis. Management routinely (at least quarterly) reviews our allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Our underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship. The integrity and character of the borrower are significant factors in our loan underwriting. As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out. Additional significant underwriting factors beyond location, duration, the sound and profitable cash flow basis underlying the loan and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

The Association’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one-to-four family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one-to-four family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $150,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one-to-four family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans or $750,000 for individual loans, and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, the President, and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Association’s directorates, are reviewed for compliance with regulatory guidelines and the board of directors at least annually.

The Association conducts internal loan reviews that validate the loans against the Association’s loan policy quarterly for mortgage, consumer, and small commercial loans on a sample basis, and all larger commercial loans on an annual basis. Beginning January 1, 2011, the Association also began receiving independent loan reviews performed by a third party on larger commercial loans to be performed annually. In addition to compliance with our policy, the loan review process reviews the risk assessments made by our credit department, lenders and loan committees. Results of these reviews are presented to management and the board of directors.

The Association’s lending can be summarized into six primary areas; one-to-four family residential mortgage loans, commercial real estate and multi-family real estate loans, home equity lines of credits, real estate construction, commercial business loans, and consumer loans. The primary lending market includes the Illinois counties of Vermilion and Iroquois, as well as the adjacent counties in Illinois and Indiana, and the Missouri counties of Camden, Miller, and Morgan.

One-to-four family Residential Mortgage Loans

The Association offers one-to four-family residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. In recent years there has been an increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, the Association has sold a substantial portion of the fixed-rate one-to-four family residential mortgage loans with terms of 15 years or greater. Generally, the Association retains fixed-rate one-to-four family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans originated in recent years due to the favorable long-term rates for borrower.

In addition, the Association also offers home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria used to underwrite one-to-four family residential mortgage loans.

As one-to-four family residential mortgage and home equity loan underwriting are subject to specific regulations, the Association typically underwrites its one-to-four family residential mortgage and home equity loans to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

Commercial Real Estate and Multi-Family Real Estate Loans

Commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, strip mall centers, farm loans secured by real estate and churches. In underwriting commercial real estate and multi-family real estate loans, the Association considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the Association.

Home Equity Lines of Credit

In addition to traditional one-to-four family residential mortgage loans and home equity loans, the Association offers home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria used to underwrite one-to-four family residential mortgage loans. As home equity lines of credit underwriting are subject to specific regulations, the Association typically underwrites its home equity lines of credit to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

Commercial Business Loans

The Association originates commercial non-mortgage business (term) loans and adjustable lines of credit. These loans are generally originated to small- and medium-sized companies in the Association’s primary market area. Commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. The Association also offers agriculture loans that are not secured by real estate.

The commercial business loan portfolio consists primarily of secured loans. When making commercial business loans, the Association considers the financial statements, lending history and debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. The cash flows of the underlying borrower, however, may not perform consistent with historical or projected information. Further, the collateral securing loans may fluctuate in value due to individual economic or other factors. Virtually all of our loans are guaranteed by the principals of the borrower. The Association has established minimum standards and underwriting guidelines for all commercial loan types.

Real Estate Construction Loans

The Association originates construction loans for one-to-four family residential properties and commercial real estate properties, including multi-family properties. The Association generally requires that a commitment for permanent financing to be in place prior to closing the construction loan. The repayment of these loans is typically through permanent financing following completion of the construction. Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.

Consumer Loans

Consumer loans consist of installment loans to individuals, primarily automotive loans. These loans are centrally underwritten utilizing the borrower’s financial history, including the Fair Isaac Corporation (“FICO”) credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower. Consumer loans may be underwritten with terms up to seven years, fully amortized. Unsecured loans are limited to twelve months. Loan-to-value ratios vary based on the type of collateral. Association has established minimum standards and underwriting guidelines for all consumer loan collateral types.

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $52,941,000 and $44,188,000 as of March 31, 2011 and June 30, 2010, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

The Association’s loans receivable included purchased loans of $21,307,000 and $24,586,000 at March 31, 2011 and June 30, 2010, respectively, in out-of-area participation loans which are secured by single family homes located primarily in the Midwest.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the nine-month period ended March 31, 2011:

	Nine Months Ended March 31, 2011 (Unaudited) Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,785	$202	$175	$71
Provision charged to expense	508	49	52	39
Losses charged off	(772)	—	—	—
Recoveries	12	—	—	—

Balance, end of period	$1,533	$251	$227	$110

Ending balance: individually evaluated for impairment	$474	$—	$57	$7

Ending balance: collectively evaluated for impairment	$1,059	$251	$170	$103

Loans:
Ending balance	$149,367	$26,364	$26,577	$9,888

Ending balance: individually evaluated for impairment	$4,445	$—	$183	$74

Ending balance: collectively evaluated for impairment	$144,922	$26,364	$26,394	$9,814

	Nine Months Ended March 31, 2011 (Unaudited) (continued)
	Construction Loans	Commercial Business Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$—	$400	$127	$7	$2,767
Provision charged to expense	17	66	53	66	850
Losses charged off	—	(30)	(39)	—	(841)
Recoveries	—	—	12	—	24

Balance, end of period	$17	$436	$153	$73	$2,800

Ending balance: individually evaluated for impairment	$—	$1	$48	$—	$587

Ending balance: collectively evaluated for impairment	$17	$435	$105	$73	$2,213

Loans:
Ending balance	$2,653	$13,757	$15,846	$—	$244,452

Ending balance: individually evaluated for impairment	$—	$4	$106	$—	$4,812

Ending balance: collectively evaluated for impairment	$2,653	$13,753	$15,740	$—	$239,640

	Year Ended June 30, 2010 Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$938	$67	$127	$32
Provision charged to expense	1,303	135	48	39
Losses charged off	(474)	—	—	—
Recoveries	18	—	—	—

Balance, end of year	$1,785	$202	$175	$71

Ending balance: individually evaluated for impairment	$861	$—	$5	$9

Ending balance: collectively evaluated for impairment	$924	$202	$170	$62

Loans:
Ending balance	$153,314	$19,232	$24,956	$7,854

Ending balance: individually evaluated for impairment	$4,488	$—	$129	$36

Ending balance: collectively evaluated for impairment	$148,826	$19,232	$24,827	$7,818

	Year Ended June 30, 2010 (continued)
	Construction Loans	Commercial Business Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$—	$85	$112	$4	$1,365
Provision charged to expense	—	314	33	3	1,875
Losses charged off	—	—	(36)	—	(510)
Recoveries	—	1	18	—	37

Balance, end of year	$—	$400	$127	$7	$2,767

Ending balance: individually evaluated for impairment	$—	$15	$19	$—	$909

Ending balance: collectively evaluated for impairment	$—	$385	$108	$7	$1,858

Loans:
Ending balance	$2,112	$13,410	$16,874	$—	$237,752

Ending balance: individually evaluated for impairment	$—	$118	$46	$—	$4,817

Ending balance: collectively evaluated for impairment	$2,112	$13,292	$16,828	$—	$232,935

Activity in the allowance for loan losses for the three and nine months ended March 31, 2010 was as follows:

	Three Months Ended March 31, 2010 (Unaudited)	Nine Months Ended March 31, 2010 (Unaudited)
Balance, beginning of period	$1,945	$1,365
Provision charged to expense	194	1,163
Losses charged off, net of recoveries of $29 for the three months ended March 31, 2010 and $33 for the nine months ended March 31, 2010	(14)	(403)

Balance, end of period	$2,125	$2,125

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date. The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectability of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Overall, we believe the reserve to be consistent with prior periods and adequate to cover the estimated losses in our loan portfolio.

The Association’s methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for estimated credit losses on individual loans that are determined to be impaired through the Association’s review for identified problem loans; and (2) a general allowance based on estimated credit losses inherent in the remainder of the loan portfolio.

The specific allowance is measured by determining the present value of expected cash flows, the loan’s observable market value, or for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expense. Factors used in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition for loans secured by real estate, the Association also considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

The Association establishes a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Association’s historical loss experience, delinquency trends, and management’s evaluation of the collectability of the loan portfolio. The allowance is then adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include: (1) Management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

Although the Association’s policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, the Association has historically evaluated every loan classified as substandard, regardless of size, for impairment as part of the review for establishing specific allowances. The Association’s policy also allows for general valuation allowance on certain smaller-balance, homogenous pools of loans which are loans criticized as special mention or watch. A separate general allowance calculation is made on these loans based on historical measured weakness, and which is no less than twice the amount of the general allowance calculated on the non-classified loans.

There have been no changes to the Association’s accounting policies or methodology from the prior periods.

The Association categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. All loans are graded at inception of the loan. Subsequently, analyses are performed on an annual basis and grade changes are made as necessary. Interim grade reviews may take place if circumstances of the borrower warrant a more timely review. The Association utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Association’s risk rating system, the Association classifies problem and potential problem loans as “Watch,” “Substandard,” “Doubtful,” and “Loss.” The Association uses the following definitions for risk ratings:

Pass – Loans classified as pass are well protected by the ability of the borrower to pay or by the value of the asset or underlying collateral.

Watch – Loans classified as watch have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Association’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loss – Loans classified as loss are the portion of the loan that is considered uncollectible so that its continuance as an asset is not warranted. The amount of the loss determined will be charged-off.

The following tables present the credit risk profile of the Association’s loan portfolio based on rating category and payment activity:

	Real Estate Loans					Commercial Business Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction Loans		Consumer Loans	Total
March 31, 2011 (Unaudited):
Pass	$144,159	$24,844	$26,394	$9,814	$2,653	$12,376	$15,740	$235,980
Watch	187	—	—	—	—	1,377	—	1,564
Substandard	4,990	1,520	183	74	—	4	106	6,877
Doubtful	31	—	—	—	—	—	—	31
Loss	—	—	—	—	—	—	—	—

Total	$149,367	$26,364	$26,577	$9,888	$2,653	$13,757	$15,846	$244,452

	Real Estate Loans					Commercial Business Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction Loans		Consumer Loans	Total
June 30, 2010:
Pass	$148,411	$19,232	$24,827	$7,818	$2,112	$11,865	$16,821	$231,086
Watch	453	—	129	—	—	1,511	32	2,125
Substandard	4,450	—	—	36	—	34	21	4,541
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$153,314	$19,232	$24,956	$7,854	$2,112	$13,410	$16,874	$237,752

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at the earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following tables present the Association’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
March 31, 2011 (Unaudited):
Real estate loans:
One-to-four family	$1,385	$644	$3,669	$5,698	$143,669	$149,367	$207
Multi-family	—	—	—	—	26,364	26,364	—
Commercial	366	22	81	469	26,108	26,577	—
Home equity lines of credit	339	35	36	410	9,478	9,888	—
Construction	—	—	—	—	2,653	2,653	—
Commercial	2	—	—	2	13,755	13,757	—
Consumer	191	72	24	287	15,559	15,846	22

Total	$2,283	$773	$3,810	$6,866	$237,586	$244,452	$229

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2010:
Real estate loans:
One-to-four family	$1,661	$325	$3,789	$5,775	$147,539	$153,314	$733
Multi-family	—	—	—	—	19,232	19,232	—
Commercial	218	—	—	218	24,738	24,956	—
Home equity lines of credit	88	—	36	124	7,730	7,854	36
Construction	—	—	—	—	2,112	2,112	—
Commercial	88	—	—	88	13,322	13,410	—
Consumer	122	41	8	171	16,703	16,874	8

Total	$2,177	$366	$3,833	$6,376	$231,376	$237,752	$777

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Association will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan-by-loan basis by either the present value of the expected future cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Significant restructured loans are considered impaired in determining the adequacy of the allowance for loan losses.

The Association actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring.

The Association will restructure loans when the borrower demonstrates the inability to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms. Restructurings generally include one or more of the following restructuring options; reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection. Restructured loans in compliance with modified terms are classified as impaired.

Included in certain loan categories in the impaired loans are $1,155,667 in troubled debt restructurings that were classified as impaired. At March 31, 2011, the Association had $1,002,523 of residential mortgages, $101,988 of commercial real estate loans, $46,768 of consumer loans and $4,388 of commercial business loans that were modified in troubled debt restructurings and impaired. In addition to these amounts, the Association had troubled debt restructurings totaling $187,194 of residential mortgage that were performing in accordance with their modified terms at March 31, 2011.

The following tables present impaired loans:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2011 (Unaudited):
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$2,144	$2,144	$—	$1,552	$42
Multi-family	—	—	—	—	—
Commercial	81	81	—	41	3
Home equity line of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	8	8	—	11	1
Loans with a specific allowance
Real estate loans:
One-to-four family	2,301	2,301	474	2,914	30
Multi-family	—	—	—	—	—
Commercial	102	102	57	116	6
Home equity line of credit	74	74	7	55	2
Construction	—	—	—	—	—
Commercial	4	4	1	61	1
Consumer	98	98	48	64	7
Total:
Real estate loans:
One-to-four family	4,445	4,445	474	4,466	72
Multi-family	—	—	—	—	—
Commercial	183	183	57	157	9
Home equity line of credit	74	74	7	55	2
Construction	—	—	—	—	—
Commercial	4	4	1	194	1
Consumer	106	106	48	75	8

	$4,812	$4,812	$587	$4,947	$92

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2010:
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$960	$960	$—	$935	$47
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	15	15	—	7	1
Loans with a specific allowance
Real estate loans:
One-to-four family	3,528	3,528	869	3,456	42
Multi-family	—	—	—	—	—
Commercial	129	129	5	65	3
Home equity line of credit	36	36	9	36	1
Construction	—	—	—	—	—
Commercial	118	118	15	97	6
Consumer	31	31	19	16	1
Total:
Real estate loans:
One-to-four family	4,488	4,488	869	4,391	89
Multi-family	—	—	—	—	—
Commercial	129	129	5	65	3
Home equity line of credit	36	36	9	36	1
Construction	—	—	—	—	—
Commercial	118	118	15	97	6
Consumer	46	46	19	23	2

	$4,817	$4,817	$917	$4,612	$101

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Association’s nonaccrual loans at March 31, 2011 (unaudited) and June 30, 2010:

	March 31, 2011	June 30, 2010
Mortgages on real estate:
One-to-four family	$3,462	$3,056
Home equity lines of credit and other 2nd mortgages	—	—
Commercial	81	—
Construction and land development	36	—
Commercial and industrial	—	—
Purchased indirect automobile	—	—
Other consumer	2	—

Total	$3,581	$3,056

Note 5: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Association owned $3,121,000 of Federal Home Loan Bank stock as of March 31, 2011 and June 30, 2010. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances. With regard to dividends, the FHLB is expected to continue to assess its dividend capacity each quarter and make appropriate request for approval. The FHLB did not pay a dividend during 2010; however early in 2011, the FHLB announced they had declared a dividend at an annualized rate of 10 basis points per share paid on February 14, 2011. Management performed an analysis as of March 31, 2011 and June 30, 2010 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 6: Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	Nine Months Ended March 31,
	2011	2010
	(Unaudited)
Net unrealized gains (losses) on securities available-for-sale	$(3,023)	$1,525
Less reclassification adjustment for realized gains on sales of securities included in income	352	640

	(3,375)	885
Postretirement health plan
Amortization of transition obligation	25	25
Amortization of prior service cost	(36)	(36)
Change in net gain (loss)	11	(263)

Other comprehensive income (loss), before tax effect	(3,375)	611
Less tax expense (benefit)	(1,282)	232

Other comprehensive income (loss)	$(2,093)	$379

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2011	June 30, 2010
	(Unaudited)
Net unrealized gain on securities available-for-sale	$868	$4,243
Net unrealized postretirement health benefit plan obligations	257	257

	1,125	4,500
Tax effect	(428)	(1,710)

Net-of-tax amount	$697	$2,790

Note 7: Income Taxes

A reconciliation of income tax benefit at the statutory rate to the Association’s actual income tax benefit is shown below:

	Nine Months Ended March 31,
	2011	2010
	(Unaudited)
Computed at the statutory rate (34%)	$1,210	$1,055
Decrease resulting from
Tax exempt interest	(15)	(20)
Cash surrender value of life insurance	(66)	(65)
State income taxes	70	53
Other	95	73

Actual benefit	$1,294	$1,096

Note 8: Disclosures About Fair Value of Assets and Liabilities

ASC Topic 820, Fair Value Measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2011 or June 30, 2010. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential), state and political subdivision and corporate securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of March 31, 2011 or June 30, 2010.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and June 30, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011 (Unaudited):
Available-for-sale securities:
US Government and federal agency	$126,281	$—	$126,281	$—
Mortgage-backed securities – GSE residential	11,932	—	11,932	—
State and political subdivisions	2,598	—	2,598	—
Mortgage servicing rights	349	—	—	349

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Available-for-sale securities:
US Government and federal agency	$106,817	$—	$106,817	$—
Mortgage-backed securities – GSE residential	16,205	—	16,205	—
State and political subdivisions	2,725	—	2,725	—
Mortgage servicing rights	156	—	—	156

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2010	$156
Total realized and unrealized gains and losses
Included in net income	193

Balance, March 31, 2011	$349

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Association will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amounts of impairment include estimating fair value include using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. Fair value adjustments on impaired loans were $(852,000) for the quarter ended March 31, 2011, compared to $1,781,000 for the year ended June 30, 2010.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and June 30, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011 (Unaudited):
Impaired loans (collateral dependent)	$1,993	$—	$—	$1,993
June 30, 2010:
Impaired loans (collateral dependent)	$2,845	$—	$—	$2,845

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest-Bearing Time Deposits in Banks, Accrued Interest Receivable and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Securities

Fair value is estimated based on quoted market prices of similar securities.

Loans Held for Sale

For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations.

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount of these types of deposits approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Accrued Interest Payable and Advances From Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

Federal Home Loan Bank Advances

Rates currently available to the Association for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of lines of credit is based on fees currently charged for similar agreements, or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

The following table presents estimated fair values of the Association’s financial instruments at March 31, 2011 and June 30, 2010:

	March 31, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets
Cash and cash equivalents	$8,346	$8,346	$6,836	$6,836
Interest-bearing time deposits in banks	250	250	—	—
Available-for-sale securities	140,811	140,811	125,747	125,747
Loans held for sale	152	152	460	460
Loans, net of allowance for loan losses	240,628	246,068	233,753	237,729
Federal Home Loan Bank stock	3,121	3,121	3,121	3,121
Mortgage servicing rights	349	349	156	156
Accrued interest receivable	2,093	2,093	1,718	1,718
Financial liabilities
Deposits	339,787	340,627	320,557	321,092
Federal Home Loan Bank advances	28,000	30,094	22,500	24,910
Advances from borrowers for taxes and insurance	1,245	1,245	830	830
Accrued interest payable	221	221	185	185
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

Note 9: Commitments

Commitments to Originate Loans

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Note 10: Subsequent Events

On March 8, 2011, the Association’s Board of Directors adopted a Plan of Conversion (“Plan”), as amended on March 8, 2011, to convert from the mutual form of organization to the capital stock form of organization. A new Maryland-chartered corporation, IF Bancorp, Inc., was formed in March 2011 to become the savings and loan holding company of the Association upon consummation of the conversion. In the conversion, the Association will become the wholly owned subsidiary of the Company, and the Company will issue and sell shares of its capital stock to eligible members of the Association and, if necessary, to the public. Shares of the Company’s common stock will be sold pursuant to an independent valuation appraisal of the Association and the Company on a converted basis that has been conducted by an independent appraisal firm that is experienced in appraising financial institutions in connection with mutual to stock conversions. The Plan is subject to approval of the members of the Association. A Special Meeting of Members has been called for June 30, 2011, for members of the Association to vote on the Plan. The Plan is also subject to the final approval of the Office of Thrift Supervision (“OTS”). In addition, as part of the Conversion, the Company filed a registration statement with the U.S. Securities and Exchange Commission which was declared effective on May 13, 2011.

The cost of the Conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering. In the event the Conversion and offering are not completed, any deferred costs will be charged to operations. Through March 31, 2011, the Association had incurred approximately $156,305 in conversion costs, which are included in prepaid expenses and other assets on the balance sheet.

In accordance with OTS regulations, at the time of the Conversion, the Association will substantially restrict retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Association after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Association, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Association may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on management’s current expectations regarding its business strategies and their intended results and the Company’s future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under the heading “Risk Factors” in our prospectus dated May 13, 2011, filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 20, 2011. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

IF Bancorp, Inc. (“Company”) is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision. The Company’s business activities are limited to oversight of its investment in Iroquois Federal Savings & Loan Association (“Association”).

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton and Hoopeston, Illinois and Osage Beach, Missouri. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Association is subject to regulation by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation.

On March 8, 2011, the Association’s Board of Directors adopted a Plan of Conversion, as amended on March 8, 2011, to convert from the mutual form of organization to the capital stock form of organization. A new Maryland-chartered corporation, IF Bancorp, Inc., was formed in March 2011 to become the savings and loan holding company of the Association upon consummation of the conversion. In the conversion, the Association will become the wholly owned subsidiary of the Company, and the Company will issue and sell shares of its capital stock to eligible members of the Association and, if necessary, to the public. In connection with the conversion, the Company is offering between 2,890,000 and 3,910,000 shares of common stock to eligible depositors of the Association, to the Company’s tax-qualified employee benefit plans and, to the extent shares remain available, to the general public. The number of shares of common stock to be sold may be increased to up to 4,496,500 as a result of demand for shares or changes in the market for financial institution stocks. The purchase price of each share of common stock to be issued in the offering is $10.00.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service fees, brokerage commission income, insurance commission income, net realized gains on loan sales, mortgage banking income, and income on bank-owned life insurance. Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, data processing, professional fees, marketing, office supplies, federal deposit insurance premiums, and foreclosed assets. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Historically, we have operated as a traditional thrift institution. At June 30, 2007, $165.0 million, or approximately 78.8% of our loan portfolio, consisted of longer-term, one-to-four family residential real estate loans. However, in recent years, we have increased our focus on the origination of commercial real estate loans, multi-family real estate loans and commercial business loans, which generally provide higher returns than one-to-four family residential mortgage loans, have shorter durations and are often originated with adjustable rates of interest. As a result, our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 3.01% for the nine months ended March 31, 2011 from 1.88% for the fiscal year ended June 30, 2007. This contributed to a corresponding increase in net interest income to $11.8 million on an annualized basis for the nine months ended March 31, 2011 from $6.2 million for the fiscal year ended June 30, 2007.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $4.3 million or 1.0% of total assets at March 31, 2011, and $4.3 million, or 1.1% of total assets at June 30, 2010.

At March 31, 2011, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the nine months ended March 31, 2011 was $2.3 million, compared to our net income of $2.0 million for the nine months ended March 31, 2010. The increase in net income was due to an increase in net interest income and noninterest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense and the provision for income taxes, respectively.

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended March 31, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Allowance for Loan Losses. We believe that the allowance for loan losses and related provision for loan losses are particularly susceptible to change in the near term, due to changes in credit quality which are evidenced by trends in charge-offs and in the volume and severity of past due loans. In addition, our portfolio is comprised of a substantial amount of commercial real estate loans which generally have greater credit risk than one-to-four family residential mortgage and consumer loans because these loans generally have larger principal balances and are non-homogenous.

The allowance for loan losses is maintained at a level to cover probable credit losses inherent in the loan portfolio at the balance sheet date. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. The estimate of our credit losses is applied to two general categories of loans:

•	loans that we evaluate individually for impairment under ASC 310-10, “Receivables;” and

•	groups of loans with similar risk characteristics that we evaluate collectively for impairment under ASC 450-20, “Loss Contingencies.”

The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

Income Tax Accounting. The provision for income taxes is based upon income in our consolidated financial statements, rather than amounts reported on our income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. Under U.S. GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination as to whether we will be able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings. Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. The benefit of an uncertain tax position is initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Differences between our position and the position of tax authorities could result in a reduction of a tax benefit or an increase to a tax liability, which could adversely affect our future income tax expense.

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s prospectus dated May 13, 2011, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 20, 2011.

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

Total assets increased $24.7 million, or 6.4%, to $409.5 million at March 31, 2011 from $384.8 million at June 30, 2010. The increase was primarily the result of a $15.1 million increase in investment securities, a $6.6 million increase in net loans receivable, including loans held for sale, and a $1.5 million increase in cash and cash equivalents.

Net loans receivable, including loans held for sale, increased by $6.6 million, or 2.8%, to $240.8 million at March 31, 2011 from $234.2 million at June 30, 2010. The increase in net loans receivable during this period was due primarily to a $7.1 million, or 37.1%, increase in multi-family residential real estate loans, a $1.6 million, or 6.5%, increase in commercial real estate loans, and a $2.0 million, or 25.8%, increase in home equity lines of credit. The increases in multi-family residential and commercial real estate loans reflected our continued emphasis on originating these types of loans. These increases were partially offset by a $4.3 million, or 2.8%, decrease in one-to-four family residential loans (due primarily to increased sales of loans originated), and a decrease of $541,000 in construction loans. The increase in loans was primarily funded with borrowings from the Federal Home Loan Bank of Chicago and increased deposits.

Investment securities, consisting entirely of securities available for sale, increased $15.1 million, or 12.0%, to $140.8 million at March 31, 2011 from $125.7 million at June 30, 2010. The increase was the result of the utilization of excess funding from increased deposits to purchase investment securities, primarily consisting of agency debt obligations with terms of four to six years, which are held as available for sale. We had no securities held to maturity at March 31, 2011 or June 30, 2010.

During the nine-month period ended March 31, 2011, other assets increased $416,000 to $1.7 million. The increase in other assets was attributable to the increase in prepaid expenses including $156,000 in conversion costs. Mortgage servicing rights increased by $193,000 to $349,000 due to an increase in the amount of loans originated, and foreclosed assets held for sale decreased by $39,000 to $458,000 due to the sale of foreclosed assets during this period.

At March 31, 2011, our investment in bank-owned life insurance was $7.2 million, an increase of $193,000 from $7.0 million at June 30, 2010. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $9.9 million at March 31, 2011 and will increase as a result of the offering.

Deposits increased $19.2 million, or 6.0%, to $339.8 million at March 31, 2011 from $320.6 million at June 30, 2010, while the mix of deposits remained relatively stable. Certificates of deposit increased $5.1 million, or 2.6%, to $203.4 million, savings, NOW, and money market accounts increased $8.4 million, or 7.6%, to $119.9 million, brokered certificates of deposit increased $1.0 million, or 20.0%, to $6.0 million, and noninterest bearing demand accounts increased $4.7 million, or 80.1%, to $10.5 million.

Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $5.5 million, or 24.4%, to $28.0 million at March 31, 2011 from $22.5 million at June 30, 2010. We increased our borrowings to fund our lending as current interest rates on borrowings are more favorable than rates paid on deposits.

Other liabilities decreased $387,000, or 28.0%, to $997,000 at March 31, 2011 from $1.4 million on June 30, 2010. The decrease was attributable to a general decrease in accounts payable and accrued expenses payable.

Total equity increased $172,000, or 0.5%, to $37.5 million at March 31, 2011 from $37.3 million at June 30, 2010. The increase was attributable to net income of $2.3 million, offset by a $2.1 million decrease in accumulated other comprehensive income resulting primarily from the after-tax effect of a $3.4 million decrease in unrealized gains on securities available for sale. Net realized gains on the sale of available for sale securities was $352,000 and $640,000 for the nine months ended March 31, 2011 and 2010, respectively. The decrease in unrealized gains on securities available for sale was due to lower market values of available for sale securities.

Comparison of Operating Results for the Nine Months Ended March 31, 2011 and 2010

General. Net income increased $258,000, or 12.8%, to $2.3 million for the nine months ended March 31, 2011 from $2.0 million for the nine months ended March 31, 2010. The increase was primarily due to a $683,000 increase in net interest income, a $313,000 increase in noninterest income and a $313,000 reduction in the provision for loan losses, partially offset by an increase in noninterest expense of $853,000 and a $198,000 increase in income tax expense.

Net Interest Income. Net interest income increased by $683,000, or 8.3%, to $8.9 million for the nine months ended March 31, 2011 from $8.2 million for the nine months ended March 31, 2010. The increase was due to a decrease of $1.3 million in interest expense partially offset by a decrease of $617,000 in interest income. The increase in net interest income was primarily the result of the cost of our deposits, particularly our certificates of deposit, decreasing faster than the yields on our interest-earning assets in a period of declining market interest rates. As a result, our net interest margin increased 12 basis points to 3.10% for the nine months ended March 31, 2011 compared to 2.98% for the nine months ended March 31, 2010, and our net interest rate spread increased 15 basis points to 3.01% for the nine months ended March 31, 2011 compared to 2.86% for the nine months ended March 31, 2010.

Interest Income. Interest income decreased $617,000, or 4.6%, to $12.8 million for the nine months ended March 31, 2011 from $13.4 million for the nine months ended March 31, 2010. The decrease in interest income was primarily due to a $501,000 decrease in interest income on securities, which resulted from a 64 basis point, or 17.3%, decrease in the average yield on securities from 3.72% to 3.08%. The decrease in the average yield was primarily due to lower market interest rates during the period. The decrease in yield was partially offset by an increase in the average balance of securities of $6.0 million, or 4.5%, to $138.3 million for the nine months ended March 31, 2011 from $132.3 million for the nine months ended March 31, 2010.

Interest income on loans decreased $121,000 as an $8.0 million increase in the average balance of loans to $239.6 million at March 31, 2011 was more than offset by a 25 basis point decrease in the average yield on loans from 5.57% to 5.32%. The decrease in the average yield on loans reflected both a reduction in the current interest rates charged on loans originated during the period versus the average rates on existing loans in the portfolio, and a portion of our adjustable rate one-to-four family residential loans that adjusted to a lower rate at the contractual adjustment term.

Interest Expense. Interest expense decreased $1.3 million, or 25.1%, to $3.9 million for the nine months ended March 31, 2011 from $5.2 million for the nine months ended March 31, 2010. The decrease occurred due to lower market interest rates during the period partially offset by higher deposit balances.

Interest expense on interest-bearing deposits decreased by $1.2 million, or 27.1%, to $3.2 million for the nine months ended March 31, 2011 from $4.4 million for the nine months ended March 31, 2010. This decrease was primarily due to a decrease of 58 basis points in the average cost of interest-bearing deposits to 1.29% for the nine months ended March 31, 2011 from 1.87% for the nine months ended March 31, 2010. We experienced decreases in the average cost across all categories of interest-bearing deposits for the nine months ended March 31, 2011, reflecting lower market interest rates as compared to the prior period. The decrease in average cost was partially offset by a $16.7 million, or 5.3%, increase in the average balance of interest-bearing deposits to $330.8 million for the nine months ended March 31, 2011 from $314.1 million for the nine months ended March 31, 2010.

Interest expense on borrowings decreased $106,000, or 13.5%, to $679,000 for the nine months ended March 31, 2011 from $785,000 for the nine months ended March 31, 2010. This decrease was due to a $2.2 million decrease in the average balance of borrowings to $28.8 million for the nine months ended March 31, 2011 from $31.0 million for the nine months ended March 31, 2010, and a 23 basis point decrease in the average cost of such borrowings to 3.15% for the nine months ended March 31, 2011 from 3.38% for the nine months ended March 31, 2010.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $850,000 for the nine months ended March 31, 2011, as compared to a provision for loan losses of $1.2 million for the nine months ended March 31, 2010. The allowance for loan losses was $2.8 million, or 1.15% of total loans, at March 31, 2011, compared to $2.1 million, or 0.91% of total loans, at March 31, 2010 and $2.8 million, or 1.16% of total loans, at June 30, 2010. The decrease in the provision reflects management’s view of the stabilization of the risk in the portfolio, in particular the stabilization of non-performing and delinquent loans, and higher provisions taken in the fiscal year ended June 30, 2010 to increase the overall allowance level due to increasing non-performing loans and worsening economic conditions during fiscal 2010.

During the nine months ended March 31, 2011 and 2010, $817,000 and $403,000 in net charge-offs were recorded. One-to-four family real estate loans experienced gross charge-offs of $772,000 compared to a provision expense of $508,000 for the nine months ended March 31, 2011. Of this amount $518,000 in charge-offs related to two credits which had a specific reserve of $507,000 as of June 30, 2010.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Nine Months Ended March 31, 2011	Year Ended June 30, 2010
Allowance to non-performing loans	73.49%	72.19%
Allowance to total loans outstanding at the end of the period	1.15%	1.16%
Net charge-offs to average total loans outstanding during the period, annualized	0.45%	0.20%
Total non-performing loans to total loans	1.56%	1.61%
Total non-performing assets to total assets	1.04%	1.13%

Noninterest Income. Noninterest income increased $313,000, or 11.3%, to $3.1 million for the nine months ended March 31, 2011 compared to $2.8 million for the nine months ended March 31, 2010. The increase was primarily due to increases in brokerage commissions, mortgage banking income and other service charges and fees, partially offset by decreases in net realized gains on the sale of available for sale securities, insurance commissions and customer service fees. For the nine months ended March 31, 2011, mortgage banking income increased $375,000 to $554,000, brokerage commissions increased $145,000 to $440,000, and other service charges and fees increased $93,000 to $205,000. Net realized gains on the sale of available for sale securities decreased $288,000 to $352,000 and insurance commissions and customer service fees decreased $18,000 and $42,000, respectively, for the nine months ended March 31, 2011. The increase in mortgage banking income was due primarily to increased originations of one-to-four family loans originated for sale and the increase in brokerage commissions was primarily due to increased sales of mutual funds and annuities.

Noninterest Expense. Noninterest expense increased $853,000, or 12.7%, to $7.6 million for the nine months ended March 31, 2011 from $6.7 million for the nine months ended March 31, 2010. The largest components of this increase were compensation and benefits, which increased $758,000, or 18.7%, professional services expense, which increased $62,000, or 68.1%, office occupancy expense and equipment expense, which increased a combined $73,000, or 9.6%, and other noninterest expense, which increased $100,000, or 14.1%. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. These increases were partially offset by a decrease of $159,000 in net loss on foreclosed assets to a net gain recognized for the nine months ended March 31, 2011.

Income Tax Expense. We recorded a provision for income taxes of $1.3 million for the nine months ended March 31, 2011, compared to a provision for income taxes of $1.1 million for the nine months ended March 31, 2010, reflecting effective tax rates of 36.4% and 35.3%, respectively. The increased rate for the nine months ended March 31, 2011 was due to an increase in state tax expense.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. Net income decreased $191,000, or 22.3%, to $665,000 for the three months ended March 31, 2011 from $856,000 for the three months ended March 31, 2010. The decrease was primarily due to a $216,000 decrease in noninterest income, a $31,000 increase in the provision for loan losses and an increase of $244,000 increase in noninterest expense, partially offset by an increase in net interest income of $168,000 and a $132,000 decrease in income tax expense.

Net Interest Income. Net interest income increased by $168,000, or 5.9%, to $3.0 million for the three months ended March 31, 2011 from $2.8 million for the three months ended March 31, 2010. The increase was due to a decrease of $419,000 in interest expense partially offset by a decrease of $251,000 in interest income. The increase in net interest income was primarily the result of the cost of our deposits, particularly our certificates of deposit, decreasing faster than the yields on our interest-earning assets in a period of declining market interest rates. As a result, our net interest margin increased three basis points to 3.02% for the three months ended March 31, 2011 compared to 2.99% for the three months ended March 31, 2010, and our net interest rate spread increased seven basis points to 2.92% for the three months ended March 31, 2011 compared to 2.85% for the three months ended March 31, 2010.

Interest Income. Interest income decreased $251,000, or 5.7%, to $4.1 million for the three months ended March 31, 2011 from $4.4 million for the three months ended March 31, 2010. The decrease in interest income was primarily due to a $160,000 decrease in interest income on securities which resulted from a 66 basis point, or 18.5%, decrease in the average yield on securities from 3.56% to 2.90%. The decrease in the average yield was primarily due to lower market interest rates during the period. The decrease in yield was partially offset by an increase in the average balance of securities of $8.6 million, or 6.4%, to $143.4 million for the three months ended March 31, 2011 from $134.8 million for the three months ended March 31, 2010.

Interest income on loans decreased $93,000 as a $9.8 million increase in the average balance of loans to $242.3 million at March 31, 2011 was more than offset by a 38 basis point decrease in the average yield on loans from 5.50% to 5.12%. The decrease in the average yield on loans reflected both a reduction in the current interest rates charged on loans originated during the period versus the average rates on existing loans in the portfolio, and a portion of our adjustable rate one-to-four family residential loans that adjusted to a lower rate at the contractual adjustment term.

Interest Expense. Interest expense decreased $419,000, or 26.6%, to $1.2 million for the three months ended March 31, 2011 from $1.6 million for the three months ended March 31, 2010. The decrease occurred due to lower market interest rates during the period partially offset by higher deposit balances.

Interest expense on interest-bearing deposits decreased by $386,000, or 29.3%, to $933,000 for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010. This decrease was primarily due to a decrease of 55 basis points in the average cost of interest-bearing deposits to 1.11% for the three months ended March 31, 2011 from 1.66% for the three months ended March 31, 2010. We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended March 31, 2011, reflecting lower market interest rates as compared to the prior period. The decrease in average cost was partially offset by a $19.0 million, or 6.0%, increase in the average balance of interest-bearing deposits to $337.7 million for the three months ended March 31, 2011 from $318.7 million for the three months ended March 31, 2010.

Interest expense on borrowings decreased $33,000 to $221,000 for the three months ended March 31, 2011 from $254,000 for the three months ended March 31, 2010. This decrease was due to a $931,000 decrease in the average balance of borrowings to $30.0 million for the three months ended March 31, 2011 from $31.0 million for the three months ended March 31, 2010, and a 34 basis point decrease in the average cost of such borrowings to 2.94% for the three months ended March 31, 2011 from 3.28% for the three months ended March 31, 2010.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $225,000 for the three months ended March 31, 2011, as compared to a provision for loan losses of $194,000 for the three months ended March 31, 2010. The allowance for loan losses was $2.8 million, or 1.15% of total loans, at March 31, 2011, compared to $2.1 million, or 0.91% of total loans, at March 31, 2010 and $2.8 million, or 1.16% of total loans, at June 30, 2010.

Noninterest Income. Noninterest income decreased $216,000, or 22.1%, to $762,000 for the three months ended March 31, 2011 compared to $978,000 for the three months ended March 31, 2010. The decrease was primarily due to a decrease in net realized gain (loss) on sales of securities of $362,000 to a net realized loss of $26,000 for the three months ended March 31, 2011 compared to a net realized gain of $336,000 for the three months ended March 31, 2010. This decrease was partially offset by increases in insurance and brokerage commissions, mortgage banking income, and other service charges and fees. For the three months ended March 31, 2011, mortgage banking income increased $118,000 to $134,000, insurance and brokerage commissions increased $51,000 to $255,000, and other service charges and fees increased $20,000 to $49,000. The increase in mortgage banking income was due primarily to increased originations of one-to-four family loans originated for sale and the increase in brokerage commissions was primarily due to increased sales of mutual funds and annuities.

Noninterest Expense. Noninterest expense increased $244,000, or 10.9%, to $2.5 million for the three months ended March 31, 2011 from $2.2 million for the three months ended March 31, 2010. The largest component of this increase was compensation and benefits, which increased $288,000, or 21.4%. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. These increases were partially offset by an increase of $17,000 in net gains on foreclosed assets, net, recognized for the three months ended March 31, 2011 and a decrease of $16,000 in advertising expense.

Income Tax Expense. We recorded a provision for income taxes of $379,000 for the three months ended March 31, 2011, compared to a provision for income taxes of $511,000 for the three months ended March 31, 2010, reflecting effective tax rates of 36.3% and 37.4%, respectively. The decreased rate for the three months ended March 31, 2011 was due to a decrease in net income before income taxes.

Asset Quality

At March 31, 2011, our non-accrual loans totaled $3.6 million, including 19 one-to-four family residential loans with principal balances of $3.5 million and specific allowances of $407,717, and two commercial real estate relationships with principal balances totaling $81,254 with no specific allowances. The commercial real estate loans are secured by commercial rental properties. At March 31, 2011, we had $229,593 of loans delinquent 90 days or greater and still accruing.

At March 31, 2011, loans classified as substandard, doubtful and loss equaled $6.9 million, $30,983 and $0, respectively. Classified loans consisted of $5.0 million of one-to-four family residential mortgage loans, $183,242 of commercial real estate loans, $74,023 of home equity lines of credit, $1,520,448 of multi-family real estate loan, $4,388 of commercial loans, and $105,524 of consumer loans. At March 31, 2011, one-to-four family residential mortgage loans classified as substandard equal $4.9 million compared to $4.4 million at December 31, 2010. The increase was primarily due to the financial difficulties of one borrower with one-to-four family rental properties. At March 31, 2011, special mention assets consisted of $1.4 million of commercial business loans and $187,194 of one-to-four family residential mortgage loans. At March 31, 2011, all assets classified as doubtful were one-to-four family residential mortgage loans.

Troubled Debt Restructuring. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At March 31, 2011 and June 30, 2010, we had $1.3 million and $782,000, respectively, of troubled debt restructurings. At March 31, 2011 our troubled debt restructurings of approximately $1,003,000 of residential one-to-four family mortgages, $47,000 of consumer loans, $4,000 of commercial loans, and $102,000 of commercial real estate loans were impaired.

At March 31, 2011, we had $458,058 in foreclosed assets compared to $497,000 as of June 30, 2010. Foreclosed assets consist solely of residential real estate properties.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the nine months ended March 31, 2011 and the year ended June 30, 2010, our liquidity ratio averaged 33.8% and 31.1% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2011.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $8.3 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at March 31, 2011.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $3.0 million and $1.0 million for the nine months ended March 31, 2011 and 2010, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash used in investing activities were $26.6 million and $17.6 million for the nine months ended March 31, 2011 and 2010, respectively. Net cash provided by financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by financing activities was $25.1 million and $14.9 million for the nine months ended March 31, 2011 and 2010, respectively.

The Association must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Association anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2011 and June 30, 2010.

	March 31, 2011	June 30, 2010
Commitments to fund loans	$16,938	$785
Lines of credit	17,977	11,523

At March 31, 2011, certificates of deposit due within one year of March 31, 2011 totaled $161.9 million, or 47.6% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. Additionally, we believe that the additional capital that we are raising in the offering will provide additional liquidity. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $28.0 million at March 31, 2011. At March 31, 2011, we had the ability to borrow up to an additional $65.9 million from the Federal Home Loan Bank of Chicago and had the ability to borrow $28.2 million from the Federal Reserve.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, Iroquois Federal exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	March 31,2011 Actual	June 30, 2010 Actual	Minimum Required
Tier 1 capital to average assets	9.0%	9.0%	5.0%
Tier 1 capital to risk-weighted assets	16.8%	16.4%	6.0%
Total capital to risk-weighted assets	17.1%	17.3%	10.0%

The net proceeds from the Company’s stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of new loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected.

Under the Association’s plan of conversion, the Association will convert to stock form and will become a subsidiary of IF Bancorp, Inc. In connection with the conversion, the Association is offering between 2,890,000 and 3,910,000 shares of common stock to eligible depositors of Iroquois Federal, to our tax-qualified employee benefit plans and, to the extent shares remain available, to the general public. The number of shares of common stock to be sold may be increased to up to 4,496,500 as a result of demand for the shares or changes in the market for financial institution stocks. Unless the number of shares of common stock to be offered is increased to more than 4,496,500 or decreased to less than 2,890,000, or the offering is extended beyond July 31, 2011, subscribers will not have the opportunity to change or cancel their stock orders.

The purchase price of each share of common stock to be issued in the offering is $10.00. The net proceeds will be $28.9 million if the minimum number of shares are sold and $39.1 million if the maximum amount of shares are sold before offering expenses.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2011, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: June 27, 2011	/s/ ALAN D. MARTIN
Alan D. Martin
President and Chief Executive Officer

Date: June 27, 2011	/s/ PAMELA J. VERKLER
Pamela J. Verkler
Vice President and Chief Financial Officer