Form 10-K
period 2011-06-30
IF Bancorp, Inc.
filed 2011-09-28
CIK 1514743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35226

IF BANCORP, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	45-1834449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 East Cherry Street, Watseka, Illinois	60970
(Address of principal executive offices)	(Zip Code)

(815) 432-2476

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2011 was $0.

The number of shares outstanding of the registrant’s common stock as of September 27, 2011 was 4,811,255.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts; rather, they are statements based on IF Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which IF Bancorp, Inc. operates, as well as nationwide, IF Bancorp, Inc.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. For further discussion of factors that may affect the results, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K (“Form 10-K”). These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements

PART I

ITEM 1.	BUSINESS

General

IF Bancorp, Inc. (“IF Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”). IF Bancorp was incorporated in March, 2011 to become the holding company of Iroquois Federal in connection with Iroquois Federal’s mutual to stock conversion. On July 7, 2011 we completed our initial public offering of common stock in connection with Iroquois Federal’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to Iroquois Federal’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation. At June 30, 2011, we had consolidated assets of $510.8 million, consolidated deposits of $444.1 million and consolidated equity of $39.4 million. Other than holding the common stock of Iroquois Federal, IF Bancorp has not engaged in any significant business to date.

Iroquois Federal is a federally chartered savings association headquartered in Watseka, Illinois. The Association’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans, home equity lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land loans. We also invest in securities, which historically have consisted primarily of securities issued by the U.S. government, U.S. government agencies and U.S. government-sponsored enterprises, as well as mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises. To a lesser extent, we also invest in municipal obligations.

We offer a variety of deposit accounts, including statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts.

In addition to our traditional banking products and services, we offer a full line of property and casualty insurance products through Iroquois Federal’s wholly-owned subsidiary, L.C.I. Service Corporation, an insurance agency with offices in Watseka and Danville, Illinois. We also offer annuities, mutual funds, individual and group retirement plans, life, disability and health insurance, individual securities, managed accounts and other financial services at all of our locations through Iroquois Financial, a division of Iroquois Federal. Raymond James Financial Services, Inc. serves as the broker-dealer for Iroquois Financial.

We are dedicated to offering alternative banking delivery systems, including ATMs, online banking, remote capture and telephone banking delivery systems. In addition, we are currently in the process of establishing ACH payroll capabilities.

Available Information

IF Bancorp Inc is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Iroquois Bancorp’s executive offices are located at 201 East Cherry Street, Watseka, Illinois 60970. Our telephone number at this address is (815) 432-2476, and our website address is www.iroquoisfed.com. Information on our website should not be considered a part of this annual report.

Market Area

We conduct our operations from our four full-service banking offices located in the municipalities of Watseka, Danville, Clifton and Hoopeston, Illinois and our loan production and wealth management office in Osage Beach, Missouri. Our primary lending market includes the Illinois counties of Vermilion and Iroquois, as well as the adjacent counties in Illinois and Indiana. In December 2006, we opened our loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller and Morgan.

In recent years our primary market area has experienced negative growth, reflecting in part, the economic downturn. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois and Vermilion Counties had populations of 30,000 and 82,000, respectively, in 2010. Iroquois County’s population decreased at a 0.3% annual rate from 2000 to 2010, while Vermilion County’s population decreased at a 0.5% annual rate over the same period. Comparatively, the populations of Illinois and the U.S. increased at annual rates of approximately 0.3% and 1.0%, respectively, over the past decade. According to data from SNL Financial, Iroquois and Vermilion Counties are projected to experience population reductions of approximately 1.7% and 2.2%, respectively, from 2010 to 2015. Similarly, Vermilion County and Iroquois County are projected to experience a 2.1% and a 1.5% reduction in households, respectively, from 2010 to 2015.

In comparison to Illinois and the U.S., Iroquois and Vermilion counties both showed slightly lower growth rates for household and per capita income over the past decade. However, over the next five years, growth rates for median household income and per capita income are projected to increase slightly in both counties, with Vermilion County’s projected growth rate for median household income matching the comparable Illinois growth rate. According to U.S. Bureau of Labor Statistics, the May 2011 unemployment rates for Iroquois County and Vermilion County were 7.5% and 8.8%, respectively. According to data from SNL Financial, unemployment rates for Vermilion and Iroquois Counties are projected to decrease over the next five years.

The economy in our primary market is fairly diversified, with employment in services, wholesale/retail trade, and government serving as the basis of the Iroquois County and Vermilion County economies. Manufacturing jobs, which tend to be higher paying jobs, are also a large source of employment in Vermilion County, while Iroquois County is heavily influenced by agriculture and agriculture related businesses such as Incobrasa Industries Ltd., Bunge, ConAgra and Big R Stores. Hospitals and other health care providers, local schools and trucking/distribution businesses also serve as major sources of employment.

Our Osage Beach, Missouri loan production and wealth management office is located in the Lake of the Ozarks region and serves the Missouri counties of Camden, Miller and Morgan. Once known primarily as a resort area, this market is becoming an area of permanent residences and a growing retirement community, providing an excellent market for mortgage loans and our wealth management and financial services business.

Competition

We face intense competition in our market area both in making loans and attracting deposits. We also compete with commercial banks, credit unions, savings institutions, mortgage brokerage firms, finance companies, mutual funds, insurance companies and investment banking firms. Some of our competitors have greater name recognition and market presence that benefit them in attracting customers, and offer certain services that we do not or cannot provide.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2010, the latest date for which FDIC data is available, we ranked first of eight bank and thrift institutions with offices in Iroquois County with a 22.3% deposit market share. As of the same date, we ranked third of 16 bank and thrift institutions with offices in Vermilion County with a 15.3% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2011 and 2010, the amount of such loans equaled $21.0 million and $24.6 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2011 and 2010, the amount of such loans equaled $10.5 million and $10.2 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

In 2000, we began originating a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $64.5 million and $52.3 million for the years ended June 30, 2011 and 2010, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $0, $460,000, $156,000, $0 and $0 at June 30, 2011, 2010, 2009, 2008 and 2007, respectively.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$148,448	60.82%	$153,774	64.56%	$157,109	69.48%	$162,552	74.60%	$164,950	78.77%
Multi-family	26,299	10.77	19,232	8.07	14,818	6.55	10,710	4.92	1,109	0.53
Commercial	27,402	11.23	24,956	10.48	23,815	10.53	21,186	9.72	21,082	10.07
Home equity lines of credit	10,043	4.11	7,853	3.30	4,581	2.03	1,812	0.83	583	0.28
Construction loans	4,039	1.65	2,112	0.89	1,915	0.85	1,567	0.72	2,551	1.22
Commercial business loans	12,068	4.94	13,410	5.63	9,252	4.09	6,390	2.93	5,047	2.41
Consumer loans	15,779	6.46	16,875	7.08	14,627	6.47	13,685	6.28	14,093	6.73

Total loans	244,078	100.00%	238,212	100.00%	226,117	100.00%	217,902	100.00%	209,415	100.00%

Other items:
Unearned fees and discounts, net	19		(35)		(44)		(61)		(39)
Loans in process	890		(1,197)		(896)		(1,614)		(1,625)
Allowance for loan losses	3,149		(2,767)		(1,365)		(1,047)		(1,021)

Total loans, net	$240,020		$234,213		$223,812		$215,180		$206,730

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2011. We have no demand loans or loans having no stated repayment schedule or maturity.

	One- to four-family residential real estate (1)		Multi-family real estate		Commercial real estate		Home equity lines of credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2012	$1,636	5.92%	$316	6.00%	$1,697	5.95%	$229	5.30%
2013	675	6.33	515	6.59	5,092	6.66	565	4.83
2014 to 2015	4,050	5.92	8,053	5.16	7,649	5.87	2,927	4.45
2016 to 2020	11,632	5.45	15,424	5.21	4,859	5.81	2,175	4.20
2021 to 2025	15,920	4.85	1,582	4.97	2,819	5.36	2,888	4.01
2026 and beyond	114,535	4.84	409	5.11	5,286	5.97	1,259	3.96

Total	$148,448	4.93%	$26,299	5.21%	$27,402	5.98%	$10,043	4.25%

	Construction loans		Commercial business loans		Consumer loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2012	$772	4.25%	$2,190	5.72%	$3,976	4.06%	$10,816	5.07%
2013	—	—	2,013	6.40	1,348	8.32	10,208	6.70
2014 to 2015	—	—	3,646	5.24	6,365	8.57	32,690	6.03
2016 to 2020	—	—	3,032	6.04	3,636	6.68	40,758	5.49
2021 to 2025	—	—	229	4.25	185	4.77	23,623	4.81
2026 and beyond	3,267	4.51	958	6.09	269	5.50	125,983	4.88

Total	$4,039	4.46%	$12,068	5.77%	$15,779	6.88%	$244,078	5.21%

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2011 that are contractually due after June 30, 2012.

	Due After June 30, 2012
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family (1)	$51,594	$95,218	$146,812
Multi-family	13,668	12,315	25,983
Commercial	22,479	3,226	25,705
Home equity lines of credit	5,854	3,960	9,814
Construction loans	—	3,267	3,267
Commercial business loans	8,359	1,519	9,878
Consumer loans	11,803	—	11,803

Total loans	$113,757	$119,505	$233,262

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2011, $148.4 million, or 60.8% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of one to seven years and annual interest rate adjustments thereafter, that amortize over a period up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 100%. Private mortgage insurance is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2011, fixed-rate one- to four-family residential mortgage loans totaled $53.0 million, or 35.7% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $95.4 million, or 64.3% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which is currently $417,000 for single-family homes. At June 30, 2011, our average one- to four-family residential mortgage loan had a principal balance of $73,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2011, $22.0 million, or 14.8%, of our total one-to four-family residential loans had principal balances in excess of $417,000. Most of our jumbo loans are originated with a seven-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. In June 2000, we began selling fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we sell loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $23.8 million and $11.1 million for the years ended June 30, 2011 and 2010, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period of one to seven years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans generally resets every year based upon the weekly average of a one-year U.S. Treasury Securities rate plus an applicable margin, subject to periodic and lifetime limitations on interest rate changes. Our adjustable rate mortgage loans with initial rate periods lasting five or seven years have a 2% maximum annual rate change up or down, and a 6% lifetime cap up from the initial rate. Our adjustable rate mortgage loans with initial rate periods lasting one or three years have a 1% maximum annual rate change up or down and a 5% lifetime cap up from the initial rate. The floor on all adjustable rate mortgage loans is equal to the initial rate.

Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans, primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default and higher rates of delinquency. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Since changes in the interest rates on adjustable-rate mortgages may be limited by an initial fixed-rate period or by the contractual limits on periodic interest rate adjustments, adjustable-rate loans may not adjust as quickly to increases in interest rates as our interest-bearing liabilities.

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2011, approximately $1.8 million, or 1.2% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

Home equity loans secured by second mortgages have greater risk than one- to four-family residential mortgage loans or home equity loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans.

We do not offer or purchase loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.

We require title insurance on all of our one- to four-family residential mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We also require flood insurance, as applicable. We do not conduct environmental testing on residential mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2011, $27.4 million, or 11.2% of our loan portfolio consisted of commercial real estate loans, and $26.3 million, or 10.8% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2011, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois and Indiana.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, strip mall centers, farm loans secured by real estate and churches. At June 30, 2011, loans secured by commercial real estate had an average loan balance of $232,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 20 to 25 years. At June 30, 2011, approximately 12.0% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 20 to 25 years. At June 30, 2011, approximately 46.8% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

In underwriting commercial real estate and multi-family real estate loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Commercial real estate and multi-family real estate loans are originated in amounts up to 80% of the appraised value or the purchase price of the property securing the loan, whichever is lower. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Commercial real estate and multi-family real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate and multi-family real estate loans, however, entail greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate and multi-family real estate than for one- to four-family residential properties.

At June 30, 2011, our largest commercial real estate loan had an outstanding balance of $1.8 million, was secured by a wholesale distributor, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $5.7 million, was secured by apartment buildings, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2011 we had $10.0 million, or 4.1% of our total loan portfolio in home equity lines of credit. At that date we had $5.1 million of undisbursed funds related to home equity lines of credit.

Home equity lines of credit secured by second mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity lines of credit, decreases in real estate values could adversely affect the value of property securing the loan.

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2011, we had $12.1 million of commercial business loans outstanding, representing 4.9% of our total loan portfolio. At that date, we also had $1.3 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

In underwriting commercial business loans, we generally lend up to 80% of the appraised value or purchase price of the collateral securing the loan, whichever is lower. The commercial business loans that we offer have fixed interest rates or adjustable-rate indexed to the prime rate of interest plus an applicable margin, and with terms ranging from one to seven years. Our commercial business loan portfolio consists primarily of secured loans. When making commercial business loans, we consider the financial statements, lending history and debt service capabilities of the borrower (generally requiring a minimum ratio of 120%), the projected cash flows of the business and the value of the collateral, if any. Virtually all of our loans are guaranteed by the principals of the borrower.

Commercial business loans generally have a greater credit risk than one- to four-family residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

At June 30, 2011, our largest commercial business loan outstanding was for $1.5 million and was secured by inventory, equipment, accounts receivable and vehicles. At June 30, 2011, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2011, $4.0 million, or 1.7%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate loans and commercial real estate loans. At June 30, 2011, the unadvanced portion of these construction loans totaled $3.7 million.

Construction loans for one- to four-family residential properties are originated with a maximum loan to value ratio of 85% and are generally “interest-only” loans during the construction period which typically does not exceed 12 months. After this time period, the loan converts to permanent, amortizing financing following the completion of construction. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to an 80% loan-to-completed appraised value ratio. We generally require that a commitment for permanent financing be in place prior to closing the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property.

Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

At June 30, 2011, all of the construction loans that we originated were for one-to four-family residential properties, multi-family real estate loans and commercial real estate loans and the largest of such construction loans had a principal balance of $2.1 million. This loan was performing in accordance with its terms at June 30, 2011.

Loan Originations, Purchases, Participations, Sales and Servicing. Lending activities are conducted primarily by our loan personnel operating in each office. All loans that we originate are underwritten pursuant to our standard policies and procedures. In addition, our one- to four-family residential mortgage loans generally incorporate Fannie Mae, Freddie Mac or Federal Home Loan Bank of Chicago underwriting guidelines, as applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment which typically results in decreased loan demand. Most of our commercial real estate and commercial business loans are generated by our internal business development efforts and referrals from professional contacts. Most of our originations of one- to four-family residential mortgage loans, consumer loans and home equity loans and lines of credit are generated by existing customers, referrals from realtors, residential home builders, walk-in business and from our website.

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis a substantial majority of the conforming, fixed-rate one- to four-family residential mortgage loans with maturities of 15 years or greater that we have originated.

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2011, our loan participations totaled $10.5 million, or 4.3% of our loan portfolio, $6.4 million of which were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. We retain servicing on all loans sold under this program. During the years ended June 30, 2011 and 2010, we sold $23.8 million and $11.1 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Loan Losses—Other Credit Risk.”

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We will also evaluate a guarantor when a guarantee is provided as part of the loan.

Iroquois Federal’s policies and loan approval limits are established by our Board of Directors. Our loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority) generally have authority to approve one- to four-family residential mortgage loans and other secured loans up to $300,000, and unsecured loans up to $150,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans or $750,000 for individual loans, and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, the President, and up to four other Board members.

We generally require appraisals by a rotating list of independent, licensed, third-party appraisers of all real property securing loans. All appraisers are approved by the Board of Directors annually.

Non-performing and Problem Assets

For all of our loans, once a loan is 15 days delinquent, a past due notice is mailed. Past due notices continue to be mailed monthly in the event the account is not brought current. Prior to the time a loan is 30 days past due, we attempt to contact the borrower by telephone. Thereafter we continue with follow-up calls. Generally, once a loan becomes 90 days delinquent, if no work-out efforts have been pursued, we commence the foreclosure or repossession process. A summary report of all loans 60 days or more past due and all criticized and classified loans is provided monthly to our Board of Directors.

Loans are evaluated for non-accrual status when payment of principal and/or interest is 90 days or more past due. Loans are also placed on non-accrual status when it is determined collection of principal or interest is in doubt or if the collateral is in jeopardy. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received and only after the loan is returned to accrual status. The loans are typically returned to accrual status if unpaid principal and interest are repaid so that the loan is current.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2011, 2010, 2009, 2008 and 2007, we had troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates) of approximately $1.8 million, $782,000, $951,000, $128,000 and $252,000, respectively. At the dates presented, we had no loans that were delinquent 120 days or greater and that were still accruing interest.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$4,881	$3,056	$3,490	$1,096	$344
Multi-family	—	—	—	—	—
Commercial	206	—	—	—	—
Home equity lines of credit	73	—	—	—	—
Construction loans	—	—	—	—	—
Commercial business loans	4	—	—	—	—
Consumer loans	108	—	14	—	28

Total non-accrual loans	5,272	3,056	3,504	1,096	372

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	—	733	372	138	77
Multi-family	—	—	—	—	—
Commercial	—	—	—	48	—
Home equity line of credit	—	36	—	—	—
Construction loans	—	—	—	—	—
Commercial business loans	—	—	—	—	7
Consumer loans	—	8	20	3	15

Total loans delinquent 90 days or greater and still accruing	—	777	392	189	99

Total non-performing loans	5,272	3,833	3,896	1,285	471

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	690	497	113	56	58
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer loans	20	—	13	16	1

Total other real estate owned and foreclosed assets	710	497	126	72	59

Total non-performing assets	$5,982	$4,330	$4,022	$1,357	$530

Ratios:
Non-performing loans to total loans	2.16%	1.61%	1.72%	0.59%	0.22%
Non-performing assets to total assets	1.17%	1.13%	1.07%	0.40%	0.16%

(1)	Includes home equity loans.

For the years ended June 30, 2011 and 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $284,000 and $214,000, respectively. We recognized interest income of $114,000 and $101,000 on such loans for the years ended June 30, 2011 and 2010, respectively.

At June 30, 2011, our non-accrual loans totaled $5.3 million. These non-accrual loans consisted primarily of 33 one- to four-family residential loans with principal balances of $4.9 million and specific allowances of $761,000, and three commercial real estate relationships with principal balances totaling $206,000 and specific allowances of $57,000. The commercial real estate loans are secured by commercial rental properties.

Other than as disclosed in the above tables, there are no other loans at June 30, 2011 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2011 and 2010, we had $1.8 million and $782,000, respectively, of troubled debt restructurings. At June 30, 2011 our troubled debt restructuring of approximately $1.6 million of residential one- to four-family mortgages, $4,000 of commercial loans, $102,000 of commercial real estate loans, and $71,000 of consumer loans were impaired.

For the years ended June 30, 2011 and 2010, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $104,000 and $40,000, respectively. We recognized interest income of $82,000 and $43,000 on such modified loans for the years ended June 30, 2011 and 2010, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days or Greater
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2011
Real estate loans:
One- to four-family (1)	10	631	19	3,458	29	4,089
Multi-family	—	—	—	—	—	—
Commercial	—	—	2	104	2	104
Home equity lines of credit	2	67	1	37	3	104
Construction loans	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—
Consumer loans	8	80	4	25	12	105

Total loans	20	$778	26	$3,624	46	$4,402

At June 30, 2010
Real estate loans:
One- to four-family (1)	6	$325	21	$3,789	27	$4,114
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	1	36	1	36
Construction loans	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—
Consumer loans	4	41	1	8	5	49

Total loans	10	$366	23	$3,833	33	$4,199

At June 30, 2009
Real estate loans:
One- to four-family (1)	13	$938	27	$3,862	40	$4,800
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	1	14	—	—	1	14
Construction loans	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—
Consumer loans	4	23	4	34	8	57

Total loans	18	$975	31	$3,896	49	$4,871

At June 30, 2008
Real estate loans:
One- to four-family (1)	17	$678	15	$1,234	32	$1,912
Multi-family	—	—	—	—	—	—
Commercial	1	46	1	48	2	94
Home equity lines of credit	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Commercial business loans	1	9	—	—	1	9
Consumer loans	1	17	2	3	3	20

Total loans	20	$750	18	$1,285	38	$2,035

At June 30, 2007
Real estate loans:
One- to four-family (1)	12	$793	8	$421	20	$1,214
Multi-family	—	—	—	—	—	—
Commercial	1	268	—	—	1	268
Home equity lines of credit	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Commercial business loans	—	—	1	7	1	7
Consumer loans	9	47	7	43	16	90

Total loans	22	$1,108	16	$471	38	$1,579

(1)	Includes home equity loans.

Total delinquent loans increased by $203,000 to $4.4 million at June 30, 2011 from $4.2 million at June 30, 2010. The increase in delinquent loans was due primarily to an increase of $104,000 in commercial real estate loans delinquent 90 days or more, an increase of $67,000 in home equity lines of credit 60-89 days delinquent and an increase of $39,000 in consumer loans 60-89 days delinquent.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2011, we had $710,000 in foreclosed assets, which included $690,000 in real estate owned and $20,000 in other repossessed assets.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the afore-mentioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

When we classify assets as either substandard or doubtful, we undertake an impairment analysis which may result in allocating a portion of our general loss allowances to a specific allowance for such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we charge the asset off. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) as of the date indicated. Amounts shown at June 30, 2011 and 2010, include approximately $5.3 million and $3.8 million of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $903,000 and $898,000 at June 30, 2011 and 2010, respectively. Substandard assets shown include foreclosed assets.

	At June 30,
	2011	2010
	(In thousands)
Classified assets:
Substandard	$8,081	$5,039
Doubtful	—	—
Loss	—	—

Total classified assets	8,081	5,039
Special mention	1,399	2,126

Total criticized assets	$9,480	$7,165

At June 30, 2011, substandard assets consisted of $5.4 million of one- to four-family residential mortgage loans, $1.5 million in multi-family loans, $206,000 of commercial real estate loans, $73,000 of home equity lines of credit, $4,000 of commercial business loans, $130,000 of consumer loans, $690,000 of real estate owned and $20,000 of other repossessed assets. At June 30, 2011, special mention assets consisted of $1.3 million of commercial business loans, $71,000 of one- to four-family residential mortgage loans, and $3,000 of consumer loans. At June 30, 2011, no assets were classified as doubtful.

Allowance for Loan Losses

The allowance for loan losses represents one of the most significant estimates within our financial statements and regulatory reporting. Because of this, we have developed, maintained, and documented a comprehensive, systematic, and consistently applied process for determining the allowance for loan losses, in accordance with GAAP, our stated policies and procedures, management’s best judgment and relevant supervisory guidance.

Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis, and more frequently if warranted. We analyze the collectability of loans held for investment and maintain an allowance that is appropriate and determined in accordance with GAAP. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for estimated credit losses on individual loans that are determined to be impaired through our review for identified problem loans; and (2) a general allowance based on estimated credit losses inherent in the remainder of the loan portfolio.

In performing the allowance for loan loss review, we have divided our credit portfolio into several separate homogeneous and non-homogeneous categories within the following groups:

•

Mortgage Loans: one- to four-family residential first lien loans originated by Iroquois Federal; one- to four-family residential first lien loans purchased from a separate origination company; one- to four-family residential junior lien loans; home equity lines of credit; multi-family residential loans on properties with five or more units; non-residential real estate loans; and loans on land under current development or for future development.

•

Consumer Loans (unsecured or secured by other than real estate): loans secured by deposit accounts; loans for home improvement; educational loans; automobile loans; mobile home loans; loans on other security; and unsecured loans.

•	Commercial Loans (unsecured or secured by other than real estate): secured loans and unsecured loans.

Determination of Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows, the loan’s observable market value, or, for collateral-dependant loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors used in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

Determination of General Allowance for Remainder of the Loan Portfolio. We establish a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance is then adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include: (1) Management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependant loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

Although our policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, we have historically evaluated every loan classified as substandard, regardless of size, for impairment as part of our review for establishing specific allowances. Our policy also allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans which are loans criticized as special mention or watch. A separate general allowance calculation is made on these loans based on historical measured weakness, and which is no less than twice the amount of general allowances calculated on our non-classified loans.

In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago prior to December 2008 under its Mortgage Partnership Finance Program (“MPFP”). However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We continue to service approximately $15.5 million of these loans, for which our maximum potential credit risk is approximately $787,000. From June 2000 to June 30, 2011, we experienced only $35,000 in actual losses under the MPFP. Loans that we have sold to the Federal Home Loan Bank of Chicago since December 2008 are sold under its Mortgage Partnership Finance Xtra Program, rather than the MPFP. Unlike loans sold under the MPFP, we do not retain any credit risk with respect to loans sold under the Mortgage Partnership Finance Xtra Program.

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$2,767	$1,365	$1,052	$1,021	$865

Charge-offs:
Real estate loans:
One- to four-family (1)	(920)	(474)	(21)	(23)	(14)
Multi-family	—	—	—	—	—
Commercial	—	—	(10)	—	—
Home equity lines of credit	—	—	—	—	—
Construction loans	—	—	—	—	—
Commercial business loans	(30)	—	(6)	—	—
Consumer loans	(54)	(35)	(69)	(44)	(18)

Total charge-offs	(1,004)	(509)	(106)	(67)	(32)
Recoveries:
Real estate loans:
One- to four-family (1)	16	18	1	35	2
Multi-family	—	—	—	—	—
Commercial	—	—	1	—	150
Home equity lines of credit	—	—	—	—	—
Construction loans	—	—	—	—	—
Commercial business loans	—	1	—	—	—
Consumer loans	19	17	12	10	11

Total recoveries	35	36	14	45	163
Net (charge-offs) recoveries	(969)	(473)	(92)	(22)	131

Provision for loan losses	1,351	1,875	405	53	25

Balance at end of period	$3,149	$2,767	$1,365	$1,052	$1,021

Ratios:
Net charge-offs to average loans outstanding	0.40%	0.20%	0.04%	0.01%	—%
Allowance for loan losses to non-performing loans at end of period	59.73%	72.19%	35.04%	81.48%	216.77%
Allowance for loan losses to total loans at end of period	1.29%	1.16%	0.60%	0.48%	0.49%

(1)	Includes home equity loans.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2011		2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,987	60.8%	$1,785	64.5%	$938	69.5%
Multi-family	250	10.8	202	8.1	67	6.6
Commercial	232	11.2	175	10.5	127	10.5
Home equity lines of credit	120	4.1	71	3.3	32	2.0
Construction loans	30	1.7	—	.9	—	.8
Commercial business loans	352	4.9	400	5.6	85	4.1
Consumer loans	169	6.5	127	7.1	113	6.5

Total allocated allowance	3,140		2,760		1,362
Unallocated	9		7		3

Total	$3,149	100.00%	$2,767	100.00%	$1,365	100.00%

(1)	Includes home equity loans.

	At June 30,
	2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$733	74.6%	$679	78.8%
Multi-family	48	4.9	4	.5
Commercial	97	9.7	94	10.1
Home equity lines of credit	12	.8	4	.3
Construction loans	—	.7	—	1.2
Commercial business loans	54	2.9	69	2.4
Consumer loans	84	6.3	82	6.7

Total allocated allowance	1,028		932
Unallocated	19		89

Total	$1,047	100.00%	$1,021	100.00%

(1)	Includes home equity loans.

Net charge-offs increased from $473,000 for the year ended June 30, 2010 to $969,000 for the year ended June 30, 2011, with most of the charge-offs during both periods involving one- to four-family residential real estate loans. In addition, non-performing loans increased by $1.4 million during the year ended June 30, 2011, with one- to four-family residential real estate loans accounting for $1.8 million of the increase. Despite increases in non-performing one- to four-family residential real estate loans and charge-offs of such loans, the combined general and specific allowances for one- to four-family residential real estate loans increased by $202,000 during the year ended June 30, 2011. Management added $264,000 to the general allowance for one-to four-family residential real estate loans due to the increases in charge-offs and non-performing loans during the year ended June 30, 2011.

The allowance for loan losses increased $382,000, or 13.8%, to $3.1 million at June 30, 2011 from $2.8 million at June 30, 2010. The increase was based on the increase in charge-offs and non-performing loans. At June 30, 2011, the allowance for loan losses represented 1.3% of total loans compared to 1.2% of total loans at June 30, 2010.

Investments

We conduct investment transactions in accordance with our Board-approved investment policy. The investment policy is reviewed at least annually by the Budget and Investment Committee of the Board, and any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, minimizing exposure to credit risk, potential returns and consistency with our interest rate risk management strategy. Authority to make investments under approved guidelines is delegated to our Investment Committee, comprised of our President and Chief Executive Officer, our Vice President and Chief Financial Officer, our Vice President and Chief Operating Officer, and our Vice President and Chief Retail Banking Officer. All investments are reported to the Board of Directors for ratification at the next regular Board meeting.

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2011, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, Inc., which may acquire up to 5% of voting securities of any company without regulatory approval.

ASC 320-10, “Investment—Debt and Equity Securities” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. All of our securities are available for sale. We do not maintain a trading portfolio.

U.S. Government and Agency Debt Securities. While U.S. Government and federal agency securities generally provide lower yields than other investments, including mortgage-backed securities and interest-earning certificates of deposit, we maintain these investments, to the extent appropriate, for liquidity purposes and as collateral for borrowings.

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by the U.S. Government or government sponsored enterprises. Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital level. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2011, we held $2.5 million of municipal securities primarily issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2011, we held $3.1 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $22.5 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2011, we had invested $7.2 million in bank-owned life insurance, which was 18.0% of our Tier 1 capital plus our allowance for loan losses.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Chicago stock, federally insured interest-earning time deposits and bank-owned life insurance. As of June 30, 2011 and June 30, 2010, all of such securities were classified as available for sale.

	At June 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government, federal agency and government-sponsored enterprises	$149,791	$152,127	$103,807	$106,817	$81,294	$82,329
U.S. government sponsored mortgage-backed securities	34,724	35,536	15,122	16,206	16,418	17,094
State and political subdivisions	2,481	2,610	2,576	2,725	—	—

Total	$186,996	$190,273	$121,505	$125,748	$97,712	$99,423

	At June 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held to maturity:
U.S. government sponsored mortgage-backed securities	$—	$—	$—	$—	$23,322	$23,720
State and political subdivisions	$—	$—	—	—	2,125	2,172

Total	$—	$—	$—	$—	$25,447	$25,892

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2011 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government, federal agency and government-sponsored enterprises	$—	—%	$27,434	3.60%	$122,357	2.35%	$—	—%	$149,791	$152,127	2.58%
U.S. government sponsored mortgage-backed securities	1	1.65	1,204	5.32	6,141	4.68	27,576	3.82	34,724	35,536	4.01
State and political subdivisions	145	4.18	1,028	3.65	1,244	5.93	64	4.83	2,481	2,610	4.86

Total	$146	4.17%	$29,665	3.67%	$129,741	2.50%	$27,640	3.82%	$186,996	$190,273	2.88%

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also borrow from the Federal Home Loan Bank of Chicago, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are the proceeds from the sale of loans originated for sale, scheduled loan payments, maturing investments, loan prepayments, retained earnings and income on other earning assets.

Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain both retail and commercial deposits.

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilized brokered deposits. At June 30, 2011, we had $6.0 million in brokered deposits.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2011			For the Fiscal Year Ended June 30, 2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$8,476	2.53%	—%	$7,866	2.45%	—%
Interest-bearing checking or NOW	25,156	7.51	0.22	23,234	7.24	0.47
Savings accounts	23,679	7.06	0.49	20,363	6.35	0.87
Money market accounts	70,682	21.09	0.51	68,321	21.29	0.90
Certificates of deposit	207,167	61.81	1.72	201,074	62.67	2.37

Total deposits	$335,160	100.00%	1.22%	$320,858	100.00%	1.77%

	For the Fiscal Year Ended June 30, 2009
	Average Balance	Percent	Weighted Average Rate
		(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$7,985	2.76%	—%
Interest-bearing checking or NOW	21,003	7.25	0.65
Savings accounts	18,712	6.46	1.15
Money market accounts	46,952	16.20	1.85
Certificates of deposit	195,109	67.33	3.19

Total deposits	$289,761	100.00%	2.57%

As of June 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $86.2 million. The following table sets forth the maturity of those certificates as of June 30, 2011.

At June 30, 2011
(In thousands)
Three months or less	$29,518
Over three months through six months	16,338
Over six months through one year	26,719
Over one year to three years	11,729
Over three years	1,924

Total	$86,228

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2011	2010	2009
	(In thousands)
Interest Rate:
Less than 2.00%	$170,725	$90,014	$20,296
2.00% to 2.99%	25,143	69,217	129,912
3.00% to 3.99%	8,446	42,023	37,142
4.00% to 4.99%	918	1,825	8,475
5.00% to 5.99%	150	150	150
6.00% to 6.99%	—	—	—

Total	$205,382	$203,229	$195,975

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit at June 30, 2011.

	At June 30, 2011
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
			(Dollars in thousands)
Interest Rate Range:
Less than 2.00%	$141,235	$27,360	$1,554	$576	$170,725	83.1%
2.00% to 2.99%	13,243	3,992	1,394	6,514	25,143	12.3
3.00% to 3.99%	5,400	1,559	1,487	—	8,446	4.1
4.00% to 4.99%	502	416	—	—	918	0.4
5.00% to 5.99%	150	—	—	—	150	0.1
6.00% to 6.99%	—	—	—	—	—	—

Total	$160,530	$33,327	$4,435	$7,090	$205,382	100.00%

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Chicago. At June 30, 2011, we had access to additional Federal Home Loan Bank of Chicago advances of up to $72.0 million based on our collateral. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Balance at end of period	$22,500	$22,500	$26,500
Average balance during period	28,799	28,908	36,232
Maximum outstanding at any month end	36,000	36,500	48,000
Weighted average interest rate at end of period	3.74%	4.34%	4.17%
Average interest rate during period	3.08%	3.53%	3.27%

Personnel

At June 30, 2011, the Association had 86 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

Subsidiaries

IF Bancorp conducts its principal business activities through its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association. The Iroquois Federal Savings and Loan Association has one wholly-owned subsidiary, L.C.I. Service Corporation, an insurance agency with offices in Watseka and Danville, Illinois.

REGULATION AND SUPERVISION

General

As a federal savings association, Iroquois Federal is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the Federal Deposit Insurance Corporation under certain conditions. Iroquois Federal previously had the Office of Thrift Supervision as its primary federal regulator. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed further below, eliminated the Office of Thrift Supervision and transferred the Office of Thrift Supervision’s functions relating to federal savings associations, including rulemaking authority, to the Office of the Comptroller of the Currency effective July 21, 2011. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Iroquois Federal may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund.

Iroquois Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board”, which governs the reserves to be maintained against deposits and other matters. In addition, Iroquois Federal is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System. Iroquois Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Iroquois Federal’s loan documents.

As a savings and loan holding company, IF Bancorp, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. The Office of Thrift Supervision’s functions relating to savings and loan holding companies were transferred to the Federal Reserve Board on July 21, 2011 pursuant to the Dodd-Frank Act regulatory restructuring. IF Bancorp, Inc. will also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Iroquois Federal and IF Bancorp, Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Iroquois Federal and IF Bancorp, Inc. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on IF Bancorp, Inc., Iroquois Federal and their operations.

Dodd-Frank Act

As noted above, the Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and potentially affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for both bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital must be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. Savings and loan holding companies are subject to a five year transition period before the holding company capital requirements will become applicable. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months of enactment. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Iroquois Federal, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s own proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. Accordingly, it will be some time before management can assess the full impact on operations. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for Iroquois Federal and IF Bancorp, Inc.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Iroquois Federal may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts, effective July 21, 2011. Iroquois Federal may also establish subsidiaries that may engage in certain activities not otherwise permissible for Iroquois Federal, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the Office of the Comptroller of the

Currency, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the savings association. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At June 30, 2011, Iroquois Federal’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2011, Iroquois Federal was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Iroquois Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Iroquois Federal also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2011, Iroquois Federal maintained approximately 77.8% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company must still file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would be undercapitalized. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Iroquois Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Iroquois Federal. IF Bancorp, Inc. is an affiliate of Iroquois Federal because of its control of Iroquois Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings associations to maintain detailed records of all transactions with affiliates.

Iroquois Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Iroquois Federal’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Iroquois Federal’s Board of Directors.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the Federal Deposit Insurance Corporation has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Office of the Comptroller of the Currency is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized federal savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•	well-capitalized – at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital;

•	adequately capitalized – at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital;

•	undercapitalized – less than 4% leverage capital (3% or less for institutions with the highest examination rating), 4% Tier 1 risk-based capital and 8% total risk-based capital;

•	significantly undercapitalized – less than 3% leverage capital, 3% Tier 1 risk-based capital and 6% total risk-based capital; and

•	critically undercapitalized – less than 2% tangible capital.

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan up to the lesser of an amount equal to 5% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2011, Iroquois Federal met the criteria for being considered “well-capitalized.”

Assessments. Federal savings associations are required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets and financial condition.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the Federal Deposit Insurance Corporation, or FDIC, insures deposits at FDIC insured financial institutions such as Iroquois Federal. Deposit accounts in Iroquois Federal are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Previously, the rates for nearly all of the financial institutions industry varied between five and seven cents for every $100 of assessable deposits.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The proposed rule also revised the assessment rate schedule to provide assessments ranging from 2.5 to 45 basis points.

The Dodd-Frank Act also extended the unlimited deposit insurance on noninterest bearing transaction accounts through December 31, 2012. Unlike the FDIC’s Temporary Liquidity Guarantee Program, the insurance provided under the Dodd-Frank Act does not extend to low-interest NOW accounts, and there is no separate assessment on covered accounts.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second quarter of 2009. In addition, the FDIC required all insured institutions to prepay quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. As part of this prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.

The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended June 30, 2011, Iroquois Federal paid $34,000 in fees related to the FICO.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2011, Iroquois Federal was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Iroquois Federal are subject to state usury laws and federal laws concerning interest rates. Iroquois Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Iroquois Federal also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. IF Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, IF Bancorp, Inc. is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over IF Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Federal Reserve Board assumed the authority over savings and loan holding companies previously exercised by the Office of Thrift Supervision on July 21, 2011.

Permissible Activities. Under present law, the business activities of IF Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, including IF Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. Iroquois Federal must notify the Federal Reserve Board thirty days before declaring any dividend to the Company. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the regulator and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition. Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

IF Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. IF Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

ITEM 1A.	RISK FACTORS

Because we intend to continue to originate commercial real estate, multi-family and commercial business loans, our credit risk may increase, and continued downturns in the local real estate market or economy could adversely affect our earnings.

We intend to continue originating commercial real estate, multi-family and commercial business loans. At June 30, 2011, $27.4 million, or 11.2%, of our total loan portfolio consisted of commercial real estate loans, $26.3 million, or 10.8%, of our total loan portfolio consisted of multi-family loans, and $12.1 million, or 4.9%, of our total loan portfolio consisted of commercial business loans. Each of these categories of loans has increased significantly since June 30, 2006, when $11.3 million, or 5.6%, of our total loan portfolio consisted of commercial real estate loans, $2.1 million, or 1.1%, of our total loan portfolio consisted of multi-family loans, and $7.6 million, or 3.7%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

If our non-performing loans and other non-performing assets increase, our earnings will decrease.

At June 30, 2011, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, troubled debt restructurings and real estate owned) totaled $6.0 million, which is an increase of $1.7 million over our non-performing assets at June 30, 2010, and $2.0 million over our non-performing assets at June 30, 2009. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves for probable losses on non-performing loans. These reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets. Additionally, our real estate owned results in carrying costs such as taxes, insurance and maintenance fees. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Iroquois Federal. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly, which is effected by recording a provision for loan losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. Our allowance for loan losses was 1.3% of total loans at June 30, 2011. Additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Future changes in interest rates could reduce our profits.

Our profitability largely depends on our net interest income, which can be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we incur on our interest-bearing liabilities, such as deposits and borrowings.

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2011, 38.4% of our loans had remaining maturities of, or reprice after, 15 years or longer, while 82.4% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates generally results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

We evaluate interest rate sensitivity using a model that estimates the change in our net portfolio value over a range of interest rate scenarios, also known as a “rate shock” analysis. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008. Consequently, the average yield on our interest earning assets has decreased to 4.33% for the year ended June 30, 2011 from 5.71% for the year ended June 30, 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. This has resulted in increases in net interest income in the short term. However, our ability to lower our interest expense is limited as these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

A portion of our loan portfolio consists of loan participations secured by properties outside of our primary market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2011, our loan participations totaled $10.5 million, or 4.3% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

Additionally, we expect to continue to use loan participations following completion of the stock offering as a way to effectively deploy our net proceeds. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

We have in the past purchased loans originated by other banks and mortgage companies, some of which have experienced a higher rate of losses than loans that we originate. If we continue to experience losses on these loans, our earnings will decrease.

In addition to loans that we originate, at June 30, 2011, our loan portfolio included $21.0 million of purchased loans. These loans were primarily purchased from three vendors: Irwin Mortgage Corporation (now serviced by Everhome Mortgage Company); Mid America Bank (now serviced by PNC Bank); and Countrywide Financial (now serviced by Bank of America). Of these loans, $4.9 million were purchased from Countrywide and have experienced a significantly higher rate of losses than loans that we originate. As of June 30, 2011, the loans purchased from Countrywide consisted of eight loans secured by one- to four-family residential loans, primarily in the Chicago market area. Of these eight loans, three are classified as substandard and have specific allowances of $200,000. The other five loans are performing in accordance with their original terms. If we experience additional losses on these loans, our earnings will decrease.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for savings associations and savings and loan holding companies, subject to a transition period and an exemption for savings and loan holding companies under $500 million in assets. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision, and examination by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Federal regulations govern the activities in which we may engage, and are primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of a savings association, the classification of assets by a savings association, and the adequacy of a savings association’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, could have a material impact on our results of operations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. Any legislative, regulatory or policy changes adopted in the future could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Further, we expect any such new laws, rules or regulations will add to our compliance costs and place additional demands on our management team.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, credit unions, mortgage brokerage firms, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Business—Competition.”

Our earnings have been negatively affected by the reduction in dividends paid by the Federal Home Loan Bank of Chicago. In addition, any restrictions placed on the operations of the Federal Home Loan Bank of Chicago could hinder our ability to use it as a liquidity source.

The Federal Home Loan Bank (“FHLB”) of Chicago ceased paying dividends in the third quarter of 2007, and has only recently resumed paying a dividend for the fourth quarter of 2010. Quarterly dividends paid since the fourth quarter of 2010 have been equal to an annualized rate of 10 basis points per share, far below the dividend paid by the FHLB of Chicago prior to 2007. The failure of the FHLB of Chicago to pay full dividends for any quarter will reduce our earnings during that quarter. In addition, the FHLB of Chicago is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source. At June 30, 2011, the carrying value of our FHLB of Chicago stock, was $3.1 million.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate from our main office, three branch offices and administrative office located in Iroquois and Vermilion Counties, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $4.1 million at June 30, 2011. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased
	(Dollars in thousands)

Main Office:
201 East Cherry Street Watseka, Illinois 60970	1964	Owned

Branches:
619 North Gilbert Street Danville, Illinois 61832	1973	Owned

175 East Fourth Street Clifton, Illinois 60927	1977	Owned

511 South Chicago Road Hoopeston, Illinois 60942	1979	Owned

Loan Production Office:
3535 Highway 54 Osage Beach, Missouri 65065	2006	Owned

Administrative Office:
204 East Cherry Street Watseka, Illinois 60970	2001	Owned

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information.

The Company’s common stock is listed on the Nasdaq Capital Market (“NASDAQ”) under the trading symbol “IROQ.” The Company completed its initial public offering on July 7, 2011 and commenced trading on July 8, 2011.

Holders.

As of September 22, 2011, there were 530 holders of record of the Company’s common stock.

Dividends.

The Company has not paid any dividends to its stockholders to date. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.” No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On July 7, 2011, IF Bancorp, Inc. completed the sale of 4,496,500 shares of its common stock, including 384,900 shares purchased by Iroquois Federal’s employee stock ownership plan. On the same date, the Company issued 314,755 shares of its common stock to Iroquois Federal Foundation, Inc., a not-for-profit charitable foundation. The following information is provided with respect to the Company’s sale of its common stock.

a.         The effective date of the Registration Statement on Form S-1 (File No. 333-172843) was May 13, 2011.

b.         The offering was consummated on July 7, 2011, with the issuance of all securities registered pursuant to the Registration Statement. Keefe, Bruyette & Woods, Inc. acted as marketing agent for the offering.

c.         The class of securities registered was common stock, par value of $0.01 per share. The aggregate amount of such securities registered was 4,811,255 shares which represented an aggregate amount of approximately $48.1 million. The amount included 4,496,500 shares (or approximately $45.0 million) sold in the offering and 314,755 shares (or approximately $3.1 million) issued to Iroquois Federal Foundation, Inc.

d.         The expenses incurred in connection with the stock offering equaled approximately $1.7 million, including expenses paid to and for underwriters of $54,000, attorney and accounting fees of $730,000 and other expenses of $940,000. The net proceeds resulting from the offering after deducting expenses equaled approximately $43.2 million.

e.         The net proceeds are invested in available for sale securities, including mortgage-backed securities and U.S. Government and agency obligations, and pay down of short term borrowings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The Company did not repurchase any of its outstanding shares of common stock during the three-month period ended June 30, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

	At June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:
Total assets	$510,816	$384,782	$377,158	$338,959	$326,425
Cash and cash equivalents	60,506	6,836	11,902	3,658	5,826
Investment securities available for sale	190,273	125,747	99,423	69,932	42,775
Investment securities held to maturity	—	—	25,447	33,101	54,668
Federal Home Loan Bank of Chicago stock	3,121	3,121	3,121	3,121	3,121
Loans held for sale	—	460	156	—	—
Loans receivable, net	240,020	233,753	223,656	215,180	206,730
Real estate owned	710	497	126	72	58
Bank-owned life insurance	7,235	6,978	6,723	6,469	6,225
Deposits	444,065	320,557	313,352	269,944	272,795
Federal Home Loan Bank of Chicago advances	22,500	22,500	26,500	36,000	22,000
Total equity	39,441	37,288	33,256	28,912	27,054

	For the Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Operating Data:
Interest income	$16,941	$17,761	$18,118	$18,142	$17,224
Interest expense	4,988	6,714	8,663	11,033	11,058

Net interest income	11,953	11,047	9,455	7,109	6,166
Provision for loan losses	1,351	1,875	405	47	25

Net interest income after provision for loan losses	10,602	9,172	9,050	7,062	6,141
Noninterest income	3,811	4,040	3,098	2,497	2,277
Noninterest expense	10,185	9,146	8,379	7,247	7,623

Income before income tax expense	4,228	4,066	3,769	2,312	795
Income tax expense	1,398	1,389	1,362	742	130

Net income	$2,830	$2,677	$2,407	$1,570	$665

	At or For the Fiscal Years Ended June 30,
	2011	2010	2009	2008	2006
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.68%	0.69%	0.67%	0.47%	0.20%
Return on average equity (net income as a percentage of average equity)	7.88%	8.10%	7.85%	5.50%	2.41%
Interest rate spread (1)	2.93%	2.92%	2.53%	1.95%	1.88%
Net interest margin (2)	3.05%	3.01%	2.74%	2.20%	2.01%
Efficiency ratio (3)	64.61%	65.42%	67.12%	76.69%	90.29%
Noninterest expense to average total assets	2.45%	2.36%	2.32%	2.17%	3.09%
Average interest-earning assets to average interest-bearing liabilities	110.28%	107.13%	108.37%	107.37%	106.00%
Average equity to average total assets	8.65%	8.52%	8.50%	8.53%	8.34%

Asset Quality Ratios:
Non-performing assets to total assets	1.17%	1.13%	1.07%	0.40%	0.16%
Non-performing loans to total loans	2.16%	1.64%	1.74%	0.60%	0.23%
Allowance for loan losses to non-performing loans	59.73%	72.19%	35.04%	81.48%	216.77%
Allowance for loan losses to total loans	1.29%	1.17%	0.61%	0.49%	0.49%
Net charge-offs (recoveries) to average loans	0.40%	0.20%	0.04%	0.01%	(0.06)%

Capital Ratios:
Total capital (to risk-weighted assets)	16.6%	17.3%	16.7%	16.7%	17.1%
Tier I capital (to risk-weighted assets)	15.7%	16.4%	16.1%	16.1%	16.5%
Tier I capital (to adjusted total assets)	7.3%	9.0%	8.4%	8.6%	8.5%
Tangible capital (to adjusted total assets)	7.3%	9.0%	8.4%	8.6%	8.5%

Other Data:
Number of full service offices	4	4	4	4	4
Full time equivalent employees	87	82	80	74	73

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $510.8 million in assets at June 30, 2011 from $326.4 million in assets at June 30, 2007. We have increased our assets primarily through increased investment securities and loan growth. From June 30, 2010 to June 30, 2011, total investment securities increased $64.5 million, or 51.3%, while total net loans increased $6.3 million or 2.7%.

Historically, we have operated as a traditional thrift institution. As recently as June 30, 2007, $165.0 million, or approximately 78.8% of our loan portfolio, consisted of longer-term, one- to four-family residential real estate loans. However, in recent years, we have increased our focus on the origination of commercial real estate loans, multi-family real estate loans and commercial business loans, which generally provide higher returns than one- to four-family residential mortgage loans, have shorter durations and are often originated with adjustable rates of interest. As a result, our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 2.93% for the year ended June 30, 2011 from 1.88% for the year ended June 30, 2007. This contributed to a corresponding increase in net interest income (the difference between interest income and interest expense) to $12.0 million for the fiscal year ended June 30, 2011 from $6.2 million for the fiscal year ended June 30, 2007.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $6.0 million or 1.17% of total assets at June 30, 2011.

Other than our loans for the construction of one- to four-family residential properties and the draw portion of our home equity lines of credit, we do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest but no principal for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation). We also do not own any private label mortgage-backed securities that are collateralized by Alt-A, low or no documentation or subprime mortgage loans.

All of our mortgage-backed securities have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, U.S. government-sponsored enterprises. These entities guarantee the payment of principal and interest on our mortgage-backed securities.

On July 7, 2011 we completed our initial public offering of common stock in connection with Iroquois Federal’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to Iroquois Federal’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Allowance for Loan Losses. We believe that the allowance for loan losses and related provision for loan losses are particularly susceptible to change in the near term, due to changes in credit quality which are evidenced by trends in charge-offs and in the volume and severity of past due loans. In addition, our portfolio is comprised of a substantial amount of commercial real estate loans which generally have greater credit risk than one- to four-family residential mortgage and consumer loans because these loans generally have larger principal balances and are non-homogenous.

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

The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. See also “Business—Allowance for Loan Losses.”

Income Tax Accounting. The provision for income taxes is based upon income in our consolidated financial statements, rather than amounts reported on our income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. Under GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination as to whether we will be able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings. Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. The benefit of an uncertain tax position is initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Differences between our position and the position of tax authorities could result in a reduction of a tax benefit or an increase to a tax liability, which could adversely affect our future income tax expense.

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2010 and December 31, 2010 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2011 and June 30, 2010

Total assets increased $126.0 million, or 32.8%, to $510.8 million at June 30, 2011 from $384.8 million at June 30, 2010. The increase was primarily the result of a $64.5 million increase in investment securities, an increase in cash and cash equivalents of $53.7 million and a $6.3 million increase in net loans receivable. Increases in investment securities and cash and cash equivalents was due to an inflow of $105.8 million in our escrow account for the subscription offering that was completed on July 7, 2011.

Net loans receivable increased by $6.3 million, or 2.7%, to $240.0 million at June 30, 2011 from $234.2 million at June 30, 2010. The increase in net loans receivable during this period was due primarily to a $7.1 million, or 36.7%, increase in multi-family residential real estate loans, a $2.4 million, or 9.8%, increase in commercial real estate loans, and a $2.2 million, or 27.9%, increase in home equity lines of credit. The increases in multi-family residential and commercial real estate loans reflected our continued emphasis on originating these types of loans. These increases were partially offset by a $5.3 million, or 3.5%, decrease in one- to four-family residential loans (due primarily to increased sales of loans originated), and a decrease of $1.3 million in commercial business loans. The increase in loans was primarily funded with borrowings from the Federal Home Loan Bank of Chicago.

Investment securities, consisting entirely of securities available for sale, increased $64.6 million, or 51.3%, to $190.3 million at June 30, 2011 from $125.7 million at June 30, 2010. The increase was the result of the utilization of excess funding from increased deposits to purchase investment securities, primarily consisting of agency debt obligations with terms of four to six years, which are held as available for sale. We had no securities held to maturity at June 30, 2011 or June 30, 2010. The increase in deposits included $105.8 million in subscriptions for our stock offering in connection with Iroquois Federal’s mutual to stock conversion. The conversion and offering were completed on July 7, 2011, and $68.9 million in oversubscriptions was refunded.

Cash and cash equivalents increased by $53.7 to $60.5 million at June 30, 2011, from $6.8 million at June 30, 2010. This large increase was due to the inflow of $105.8 million held in escrow for the subscription offering that was closed on July 7, 2011. The oversubscribed amount of $68.9 million was refunded when the offering was completed.

During the year ended June 30, 2011, other assets increased by $836,000 to $2.1 million, mortgage servicing rights increased by $252,000 to $408,000 and foreclosed assets held for sale increased by $213,000 to $710,000. Other assets were $2.1 million at June 30, 2011 compared to $1.3 million at June 30, 2010. Included in this $2.1 million was the prepaid FDIC assessment totaling $982,000. The prepaid FDIC assessment was $1.3 million at June 30, 2010. The increase of $1.2 million in other assets, excluding the prepaid FDIC assessment, at June 30, 2011 from June 30, 2010, was due to increases in income taxes receivable and prepaid conversion costs in the amount of $766,000.

We invest in bank-owned life insurance to provide a funding source for benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At June 30, 2011, our investment in bank-owned life insurance was $7.2 million, an increase of $200,000 from $7.0 million at June 30, 2010. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2011, our investment in bank-owned life insurance was 18.0% of our Tier 1 capital plus our allowance for loan losses.

Deposits increased $123.5 million, or 38.5%, to $444.1 million at June 30, 2011 from $320.6 million at June 30, 2010. Certificates of deposit increased $1.2 million, or 0.6%, to $199.4 million, savings, NOW, and money market accounts increased $118.8 million, or 106.6%, to $230.3 million, brokered certificates of deposit increased $1.0 million, or 20.0%, to $6.0 million, and noninterest bearing demand accounts increased $2.6 million, or 44.0%, to $8.4 million. The large increase in deposits, and in NOW accounts in particular, was due to the inflow of $105.8 million held in escrow for the subscription offering that was closed on July 7, 2011. The oversubscribed amount of $68.9 million was refunded when the offering was closed. As part of our Funds Management Policy and to provide alternative sources of liquidity, Iroquois Federal adopted and used this source of funding within prescribed limits. These deposits have the benefit of a known upfront interest cost and a known maturity, and can be acquired at a nominal cost over the interest rate on the certificate. These funding sources may be relied upon to remain at

Iroquois Federal for the entire contractual life of the certificate. Iroquois Federal looks upon these funds as a supplemental source of liquidity.

Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago remained consistent at $22.5 million at June 30, 2011 and June 30, 2010.

Total equity increased $2.1 or 5.8%, to $39.4 million at June 30, 2011 from $37.3 million at June 30, 2010. The increase was attributable to earnings, partially offset by a $677,000 decrease in accumulated other comprehensive income.

Comparison of Operating Results for the Years Ended June 30, 2011 and 2010

General. Net income increased $153,000, or 5.7%, to $2.8 million for the year ended June 30, 2011 from $2.7 million for the year ended June 30, 2010. The increase was primarily due to a $906,000 increase in net interest income and a $524,000 reduction in the provision for loan losses, partially offset by an increase in non-interest expense of $1.0 million and a decrease of $229,000 of noninterest income.

Net Interest Income. Net interest income increased by $906,000, or 8.2%, to $12.0 million for the year ended June 30, 2011 from $11.0 million for the year ended June 30, 2010. The increase was due to a decrease of $1.7 million in interest expense partially offset by a decrease of $820,000 in interest income. The increase in net interest income was primarily the result of the cost of our deposits, particularly our certificates of deposit, decreasing faster than the yields on our interest-earning assets in a period of declining market interest rates. As a result, our net interest margin increased 4 basis points to 3.05% for the year ended June 30, 2011 compared to 3.01% for the year ended June 30, 2010, and our net interest rate spread remained consistent at 2.92% for the year ended June 30, 2011 and the year ended June 30, 2010.

Interest Income. Interest income decreased $820,000 to $16.9 million for the year ended June 30, 2011 from $17.8 million for the year ended June 30, 2010. The decrease was primarily due to a $569,000 decrease in interest income on securities, and a $255,000 decrease in interest income on loans.

Interest income on loans decreased $255,000, or 2.0%, to $12.6 million for the year ended June 30, 2011 from $12.9 million for the year ended June 30, 2010. This decrease resulted from a $7.6 million increase in the average balance of loans to $240.0 million at June 30, 2011 which was more than offset by a 28 basis point decrease in the average yield on loans from 5.55% to 5.27%. The decrease in the average yield on loans reflected both a reduction in the current interest rates charged on loans originated during the period versus the average rates on existing loans in the portfolio, and a portion of our adjustable rate one-to-four family residential loans that adjusted to a lower rate at the contractual adjustment term.

Interest income on securities decreased by $569,000 to $4.3 million for the year ended June 30, 2011 from $4.9 million for the year ended June 30, 2010. The decrease in interest income on securities resulted from a 79 basis point, or 21.1%, decrease in the average yield on securities from 3.75% to 2.96%. The decrease in the average yield was primarily due to lower market interest rates during the period. The decrease in yield was partially offset by an increase in the average balance of securities of $15.2 million, or 11.7%, to $144.7 million for the year ended June 30, 2011 from $129.5 million for the year ended June 30, 2010.

Interest Expense. Interest expense decreased $1.7 million, or 25.7%, to $5.0 million for the year ended June 30, 2011 from $6.7 million for the year ended June 30, 2010. The decrease occurred due to lower market interest rates during the period partially offset by higher deposit balances.

Interest expense on interest-bearing deposits decreased by $1.6 million, or 27.9%, to $4.1 million for the year ended June 30, 2011 from $5.7 million for the year ended June 30, 2010. This decrease was primarily due to a decrease of 52 basis points in the average cost of interest-bearing deposits to 1.25% for the year ended June 30, 2011 from 1.77% for the year ended June 30, 2010. We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended June 30, 2011, reflecting lower market interest rates as compared to the prior period. The decrease in average cost was partially offset by a $13.7 million, or 4.4%, increase in the average balance of interest-bearing deposits to $326.7 million for the year ended June 30, 2011 from $313.0 million for the year ended June 30, 2010.

Interest expense on borrowings decreased $140,000 to $895,000 for the year ended June 30, 2011 from $1.0 million for the year ended June 30, 2010. This decrease was due to a $109,000 decrease in the average balance of borrowings to $28.8 million for the year ended June 30, 2011 from 29.0 miilion for the year ended June 30, 2010, and a 47 basis point decrease in the average cost of such borrowings to 3.11% for the year ended June 30, 2011 from 3.58% for the year ended June 30, 2010.

Provision for Loan Losses. We recorded a provision for loan losses of $1.4 million for the year ended June 30, 2011 and a provision for loan losses of $1.9 million for the year ended June 30, 2010. The allowance for loan losses was $3.1 million, or 1.3% of total loans, at June 30, 2011, compared to $2.8 million, or 1.2% of total loans, at June 30, 2010. The increased allowance reflects management’s view of the risks inherent in the loan portfolio. During the fiscal year ended June 30, 2011, we experienced increased loan charge offs, which increased to $1.0 for the year ended June 30, 2011 from $508,000 for the year ended June 30, 2010, and an increase in our multi-family and commercial real estate loans, which bear higher risk than our one- to four-family mortgage loans.

Noninterest Income. Noninterest income decreased $229,000, or 5.7%, to $3.8 million for the year ended June 30, 2011 compared to $4.0 million for the year ended June 30, 2010. The decrease was primarily due to decreases in net realized gains on sale of available for sale securities, insurance commissions, and customer service fees, partially offset by increases in mortgage banking income and brokerage commissions. For the year ended June 30, 2011, net realized gain on sale of available for sale securities decreased $849,000 to $259,000, insurance commissions decreased $55,000 to $558,000, and customer service fees decreased $62,000 to $601,000. Mortgage banking income increased $424,000 to $693,000 and brokerage commissions increased $162,000 to $450,000 for the year ended June 30, 2011. The decrease in the net realized gain on sale of available for sale securities resulted from a non-recurring opportunity to reposition our investment portfolio that also allowed us to take a gain in the year ended June 30, 2010. The increase in mortgage banking income was due to increased originations of one- to four-family loans originated for sale and an increase in the fair value of our mortgage servicing rights. The increase in brokerage commissions was primarily due to increased sales of mutual funds and annuities.

Noninterest Expense. Noninterest expense increased $1.0 million, or 11.4%, to $10.2 million for the year ended June 30, 2011 from $9.2 million for the year ended June 30, 2010. The largest components of this increase were compensation and benefits, which increased $857,000, or 15.1%, audit and accounting and other professional services, which increased $122,000 or 82.4%, and equipment expense which increased $89,000 or 16.3%. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense, while audit and accounting and other professional services increased as a result of compliance with provisions of the Sarbanes-Oxley Act of 2002 and our transition to a public company. These increases were partially offset by a non-recurring net gain on the sale of foreclosed assets of $107,000 in the year ended June 30, 2011 compared to the net loss of $28,000 for the year ended June 30, 2010, and also a decrease of $31,000 in federal deposit insurance due to a new rate calculation effective April 1, 2011. The quarterly premium paid in the quarter ended June 30, 2011 was $83,000 which was down from the $114,000 paid the prior quarter.

Income Tax Expense. We recorded $1.4 million of income tax expense for each of the years ended June 30, 2011 and 2010, reflecting effective tax rates of 33.1% and 34.2%, respectively.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are based on month-end balances, which management deems to be representative of the operations of Iroquois Federal. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Fiscal Years Ended June 30,
	2011			2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$149,203	$7,417	4.97%	$154,532	$8,184	5.30%	$163,485	$9,440	5.77%
Multi-family	23,623	1,248	5.28	17,992	988	5.49	11,850	686	5.79
Commercial	26,195	1,586	6.05	23,990	1,478	6.16	20,924	1,347	6.44
Home equity lines of credit	9,616	409	4.25	6,408	281	4.39	2,984	138	4.61
Construction loans	1,990	91	4.57	2,034	98	4.81	1,611	80	4.98
Commercial business loans	12,941	752	5.81	12,128	736	6.07	8,114	515	6.35
Consumer loans	16,389	1,142	6.97	15,240	1,135	7.45	14,238	1,095	7.69

Total loans	239,957	12,645	5.27	232,324	12,900	5.55	223,206	13,301	5.96

Securities:
U.S. government, federal agency and government-sponsored enterprises	123,379	3,518	2.85	98,984	3,494	3.53	61,890	2,619	4.23
U.S. government sponsored mortgage-backed securities	15,504	713	4.60	28,390	1,297	4.56	45,492	2,081	4.57
State and political subdivisions	5,809	56	0.96	2,120	65	3.07	2,094	85	4.06

Total securities	144,692	4,287	2.96	129,494	4,856	3.75	109,476	4,785	4.37
Other	7,363	9	0.12	4,460	5	0.11	11,955	32	0.26

Total interest-earning assets	392,012	16,941	4.32	366,278	17,761	4.84	344,637	18,118	5.25

Noninterest-earning assets	23,046			21,973			16,008

Total assets	$415,058			$388,251			$360,645

Interest-bearing liabilities:
Interest-bearing checking or NOW	$25,156	55	0.22	$23,234	109	0.47	$21,003	137	0.65
Savings accounts	23,679	117	0.49	20,363	179	0.87	18,712	216	1.15
Money market accounts	70,682	357	0.51	68,321	616	0.90	46,952	870	1.85
Certificates of deposit	207,167	3,564	1.72	201,074	4,775	2.37	195,109	6,236	3.19

Total interest-bearing deposits	326,684	4,093	1.25	312,992	5,679	1.77	281,776	7,459	2.57
Federal Home Loan Bank advances	28,799	895	3.11	28,908	1,035	3.58	36,232	1,204	3.32

Total interest-bearing liabilities	355,483	4,988	1.40	341,900	6,714	1.92	318,008	8,663	2.72

Noninterest-bearing liabilities	23,654			13,289			11,983

Total liabilities	379,137			355,189			329,991
Equity	35,923			33,062			30,654

Total liabilities and equity	$415,058			$388,251			$360,645

Net interest income		$11,953			$11,047			$9,455

Net interest rate spread (2)			2.92%			2.92%			2.53%

Net interest-earning assets (3)	$36,529			$24,378			$26,628

Net interest margin (4)			3.05%			3.01%			2.74%

Average interest-earning assets to interest-bearing liabilities	1.10%			1.05%			1.08%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the changes due to rate and the changes due to volume in proportion to the relationship of the absolute dollar amounts of change in each.

	Fiscal Years Ended June 30, 2011 vs. 2010			Fiscal Years Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$413	$(668)	$(255)	$533	$(933)	$(400)
Securities	514	(1,081)	(567)	804	(734)	70
Other	2	—	2	(14)	(13)	(27)

Total interest-earning assets	$929	$(1,749)	$(820)	$1,323	$(1,680)	$(357)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$8	$(62)	$(54)	$14	$(42)	$(28)
Savings accounts	25	(87)	(62)	18	(55)	(37)
Certificates of deposit	139	(1,350)	(1,211)	185	(1,646)	(1,461)
Money market accounts	20	(279)	(259)	300	(554)	(254)

Total interest-bearing deposits	193	(1,779)	(1,586)	517	(2,297)	(1,780)
Federal Home Loan Bank advances	(4)	(136)	(140)	(257)	88	(169)

Total interest-bearing liabilities	$189	$(1,915)	$(1,726)	$260	$(2,209)	$(1,949)

Change in net interest income	$740	$166	$906	$1,063	$529	$1,592

Management of Market Risk

General. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee pursuant to our Interest Rate Risk Management Policy that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	sell the majority of our long-term, fixed-rate one- to four-family residential mortgage loans that we originate;

(ii)	lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Chicago;

(iii)	invest in shorter- to medium-term investment securities and interest-earning time deposits;

(iv)	originate commercial mortgage loans, including multi-family loans and land loans, commercial loans and consumer loans, which tend to have shorter terms and higher interest rates than one- to four-family residential mortgage loans, and which generate customer relationships that can result in larger noninterest-bearing demand deposit accounts; and

(v)	maintain adequate levels of capital.

We currently do not engage in hedging activities, such as futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligations, residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

In addition, changes in interest rates can affect the fair values of our financial instruments. For additional information regarding the fair values of our assets and liabilities, see Note 14 to the Notes to our Consolidated Financial Statements.

Interest Rate Risk Analysis

We also perform our own internal interest rate risk analysis that assesses risk to our Net Portfolio Value, Earnings and Capital. As a result of regulatory guidance issued in January 2010, we have updated and enhanced our internal interest rate risk model. Our analysis now involves increasing interest rates 400 basis points using a dynamic and realistic yield curve as well as “real world” simulation and timing. In addition to measuring Net Portfolio Value, our model also analyzes Earnings at Risk for both Net Interest Income and Net Income, and Capital at Risk for Tangible Equity Capital, Tier 1 Risk Based Capital, and Total Risk Based Capital in rate shock scenarios up to 400 basis points over a three-year period. Due to the current low interest rate environment, we do not analyze rate shock scenarios involving decreasing interest rates. When interest rates increase, we will also analyze scenarios involving decreasing rates. Details of our general ledger along with key data from each deposit, loan, investment, and borrowing are downloaded into our forecasting model, which takes into account both market and internal trends. Historical testing is done internally on a regular basis to confirm the validity of the model, while third-party testing is done periodically. Details of our interest rate risk analysis are reviewed by the Asset/Liability Management Committee and presented to the Board on a quarterly basis.

The tables below illustrate the simulated impact of rate shock scenarios up to 400 basis points over a three-year period on our Earnings at Risk (for both net interest income and net income) and our Capital at Risk (for tangible equity capital, tier 1 risk-based capital, and total risk-based capital). The Earnings at Risk tables show Net Interest Income increasing in a rising rate environment, while there is a reduction in Net Income due to an increase in noninterest expense. The Net Portfolio Value at Risk table below sets forth our calculation of the estimated changes in our net portfolio value at June 30, 2011 resulting from immediate rate shocks up to 400 basis points.

Earnings at Risk

Change in Interest Rates (basis points)	% Change in Net Interest Income			% Change in Net Income
	6/30/12	6/30/13	6/30/14	6/30/12	6/30/13	6/30/14
+400	9.97%	5.07%	(.15)%	(17.22)%	(28.83)%	(47.21)%
+300	10.31	10.21	9.43	(16.36)	(16.35)	(24.35)
+200	10.11	11.92	20.03	(16.85)	(12.15)	1.49
+100	12.61	20.43	30.67	(10.84)	8.53	27.32
0	16.37	18.91	31.62	(1.96)	4.47	29.25

Capital at Risk

Change in Interest	Tangible Equity Capital			Tier 1 Risk-Based Capital			Total Risk-Based Capital
Rates (basis points)	6/30/12	6/30/13	6/30/14	6/30/12	6/30/13	6/30/14	6/30/12	6/30/13	6/30/14
+400	11.69%	10.93%	10.53%	23.90%	23.12%	22.68%	25.17%	24.26%	23.91%
+300	11.69	10.97	10.66	23.91	23.21	22.95	25.18	24.36	24.20
+200	11.68	10.97	10.75	23.90	23.21	23.16	25.17	24.37	24.43
+100	11.70	11.07	10.98	23.94	23.42	23.64	25.22	24.60	24.94
0	11.73	11.64	11.51	24.01	24.01	24.16	25.29	25.29	25.34

Net Portfolio Value at Risk

At June 30, 2011
Change in Interest Rates (basis points)	Estimated NPV	% Change NPV	NPV Ratio	Increase/ (Decrease) (in basis points)
+400	$23,999	(46)%	5.08%	(344)
+300	$29,937	(33)	6.18	(234)
+200	$35,375	(20)	7.13	(140)
+100	$39,799	(10)	7.83	(69)
0	$44,444	—	8.53	—

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2011 and 2010, our liquidity ratio averaged 35.3% and 31.1% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2011.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $60.5 million. The amount of cash and cash equivalents is high due to the inflow of $105.8 million held in escrow for the subscription offering that completed on July 7, 2011. The oversubscribed amount of $68.9 million was refunded when the offering was completed, which then reduced cash and cash equivalents accordingly. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at June 30, 2011.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2011, we had $18.8 million in loan commitments outstanding, including $12.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2011 totaled $160.5 million, or 36.1% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. Additionally, we believe that the additional capital that we are raising in the offering will provide additional liquidity. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2011 and 2010, we originated $86.7 million and $67.7 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $123.5 million for the year ended June 30, 2011, and a net increase in total deposits of $7.2 million for the year ended June 30, 2010. The increase of $123.5 million for the year ended June 30, 2011 included $105.8 million held in escrow accounts for the subscription offering that was closed on July 7, 2011. The oversubscribed amount of $68.9 million was returned to subscribers once the offering was closed. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $22.5 million at June 30, 2011. At June 30, 2011, we had the ability to borrow up to an additional $72.0 million from the Federal Home Loan Bank of Chicago based on our collateral and had the ability to borrow an additional $30.2 million from the Federal Reserve.

Iroquois Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 11 – Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

The net proceeds from the stock offering will initially increase our liquidity and capital resources by approximately $43.2 million. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of new loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 16 – Commitments and Credit Risk of the notes to the financial statements included in this Annual Report on Form 10-K.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Impact of Inflation and Changing Prices

Our financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of IF Bancorp, Inc. begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2011. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IF Bancorp, Inc. has nine directors. Our Bylaws provide that directors are divided into three classes, with one class of directors elected annually. Our directors are generally elected to serve for a three-year period and until their respective successors have been elected and qualified. Our Officers are generally appointed to serve for a one-year period and until their respective successors have been appointed.

The table below sets forth certain information regarding our Board of Directors and Executive Officers who are not directors, including the terms of office of board members.

Name	Position(s) Held With IF Bancorp Inc.	Age (1)	Director Since (2)	Current Term Expires	Shares Beneficially Owned (3)	Percent of Class (4)
DIRECTORS
Gary Martin	Chairman of the Board	62	1985	2012	25,000	*
Alan D. Martin	President, Chief Executive Officer and Director	60	2001	2014	25,000	*
Joseph A. Cowan	Director	51	2000	2012	20,000	*
Ardith Heuton	Director	71	2002	2014	7,500	*
Wayne A. Lehmann	Director	57	1996	2014	4,000	*
John D. Martin	Director	71	1973	2013	—	—
Frank J. Simutis	Director	64	2001	2013	20,000	*
Dennis C. Wittenborn	Director	57	2000	2012	48,409	1.01%
Rodney E. Yergler	Director	53	1998	2013	25,000	*

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Pamela J. Verkler	Vice President, Chief Financial Officer and Treasurer	51	N/A	N/A	12,500	*
Walter H. Hasselbring, III	Vice President and Chief Operating Officer	55	N/A	N/A	29,400	*
Thomas J. Chamberlain	Vice President	46	N/A	N/A	20,212	*
Terry W. Acree	Vice President	57	N/A	N/A	7,000	*
All directors and Executive Officers as a Group (13 persons)					244,021	5.07%

*	Less than 1%.
(1)	As of June 30, 2011.
(2)	Includes service with Iroquois Federal Savings and Loan Association.
(3)	Shares shown are as of September 9, 2011. At that date, none of the shares held by our directors or executive officers were pledged as security.
(4)	Based on 4,811,255 shares outstanding.

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below. Unless otherwise indicated, directors and executive officers have held their positions for the past five years. In considering and identifying individual candidates for director, our Nominating Committee and our Board of Directors take into account several factors which they believe are important to our operations as a community banking institution.

With respect to specific candidates, the Board and Nominating Committee assess the specific qualities and experience that such individuals possess, including: (1) overall familiarity and experience with the market areas that we serve and the local community groups within such markets; (2) knowledge of the local real estate markets and real estate professionals; (3) contacts with and knowledge of local businesses operating in our market area; (4) professional and educational experience, with particular emphasis on real estate, legal, accounting or financial services; (5) experience with the local governments and agencies and political activities; (6) any adverse regulatory or legal actions involving the individual or entity controlled by the individual; (7) the integrity, honesty and reputation of the individual; (8) experience or involvement with other local financial services companies and potential conflicts that may develop; (9) past service with Iroquois Federal or its subsidiaries and contributions to their operations; and (10) the independence of the individual. While the Board of Directors and the Nominating Committee do not maintain a written policy on diversity which specifies the qualities or factors the Board or Nominating Committee must consider when assessing Board members individually or in connection with assessing the overall composition of the Board, the Board and Nominating Committee take into account: (1) the effectiveness of the existing Board of Directors or additional qualifications that may be required when selecting new Board members; (2) the requisite expertise and sufficiently diverse backgrounds of the members of the Board of Directors; and (3) the independence and possible conflicts of interest of existing and potential members of the Board of Directors. There are no family relationships among the directors or executive officers.

Directors:

Gary Martin. Mr. Martin has served as Chairman of the Board of Iroquois Federal since 2000. He has 41 years of experience in the retail industry, including 33 years as owner of Scotchmons, a convenience store with two locations in Watseka, Illinois. Mr. Martin was named as one of the Top Illinois Retailers of the 20th Century in 2000. In 2003 he was named Illinois Retailer of the Year. He is the former Chairman of the Illinois Retail Merchants Association. His extensive business background and long-term experience managing the operations of a successful business enterprise provide the Board with general business acumen and insight in assessing strategic decisions involving Iroquois Federal. His Board tenure provides the Board with valuable institutional knowledge of the development of Iroquois Federal over the past 25 years.

Alan D. Martin. Mr. Martin has served with Iroquois Federal since 1973 and has been our President and Chief Executive Officer since 1999. Mr. Martin spent eight years of his banking experience in the Danville and Vermilion county market for Iroquois Federal, giving him a broad prospective on the market area in which Iroquois Federal operates. He has a degree in Business Administration from Illinois State University. He is a CERTIFIED FINANCIAL PLANNER™ CERTIFICANT and holds a State of Illinois insurance license. Additionally, Mr. Martin is active in civic and charitable organizations in Illinois, and has significant ties to the community that support business generation by Iroquois Federal. His significant local banking experience and participation in industry trade groups provides the Board with a perspective on the day to day operations of Iroquois Federal and assists the Board in assessing the trends and developments in the financial industry on a local and national basis.

Joseph A. Cowan. Mr. Cowan has worked with Iroquois Paving Corporation since 1985, and was appointed President in 1996. Iroquois Paving Corporation is a heavy highway construction company employing approximately 150 people and with annual gross income of approximately $45 million. Mr. Cowan is very involved with industry associations, and served as President of The Association of General Contractors of Illinois in 2003. He holds a B.A. from Eureka College. Mr. Cowan’s business and management experience and knowledge of the local business community bring invaluable business insight to the Board.

Ardith Heuton. Ms. Heuton was elected to the Board of Directors in 2002, prior to her retirement from Iroquois Federal as Senior Vice President – Corporate Secretary, in 2004. She held numerous positions with increasing responsibilities throughout her career with Iroquois Federal, focusing on lending and compliance. Ms. Heuton has actively participated in civic and charitable organizations, serving in significant management and organizational positions. She is co-chair of the Iroquois Memorial Hospital Development Council which raises significant funds for the betterment of the hospital and local area. She has participated in the American Cancer Society Relay for Life since 2001, serving as Chair of the Survivorship Committee for seven years. Ms. Heuton has served as chair of her church congregation, and is a past President of the Watseka Area Chamber of Commerce. Ms. Heuton’s banking experience, tenure with Iroquois Federal and involvement in the local community provide the Board valuable insight into the needs of the communities that we serve.

Wayne A. Lehmann. Mr. Lehmann has served as President of Iroquois Title Company, Watseka, Illinois, since 1991. He graduated from Eastern Illinois University with a B. S. in Finance. Mr. Lehmann has been active in our community as a member of the Kiwanis Club of Watseka and has served on the Board of Directors of the Watseka Area Chamber of Commerce. He has been a member of the Regional Board of School Trustees for more than 15 years. Mr. Lehmann is also active in his church, having served in many capacities. Mr. Lehmann’s experience in the real estate industry and involvement in the local community provide the Board with valuable perspective regarding the local real estate market.

Dr. John D. Martin. Dr. Martin has operated an orthodontia practice in Watseka, Illinois for over 41 years. His management and marketing experience in providing his services to a wide area surrounding Iroquois County brings invaluable business insight to Iroquois Federal. Dr. Martin is known for his philanthropy throughout Iroquois County.

Frank J. Simutis. Mr. Simutis is an attorney who heads the Law Offices of Frank J. Simutis, P.C., in Watseka, Illinois. After five years of service with the United States Air Force, Mr. Simutis joined a Watseka law firm in 1976, with whom he practiced for more than 19 years. In 1996 he established his own law firm in Watseka, which currently has three attorneys. His practice includes representation of financial institutions, municipalities, insurance companies, local businesses, and numerous individual clients. During his career he has been a member of the Unit Nine School Board, a director of the Iroquois Industrial Development Association, the Planned Gifts Committee of Iroquois Memorial Hospital, and he has served as President of the Iroquois County Bar Association. He is a member of the Illinois and Arizona Bars. His legal expertise provides the Board with insight on legal matters involving Iroquois Federal.

Dennis C. Wittenborn. Mr. Wittenborn has served as President and Chairman of Pizza Resources Corporation since 1993, as President of GRIF Corporation since 1997, and past President of Witmat Development Corporation from 1998 through 2010. He also served as President of Monical Pizza Corporation from 1987 through 1992. In addition, Mr. Wittenborn has served as a Director of the Iroquois Memorial Hospital and Resident Home Board since 1998 and as its Chairman since 2009. Mr. Wittenborn has successfully opened and operated numerous restaurants in Illinois and Indiana. He is a past Alderman of South Pekin, Illinois, and a past Charter President of the Jaycees, South Pekin, Illinois. Mr. Wittenborn has a strong background in marketing and finance, as well as extensive experience with computer networking systems and business software packages. His businesses and marketing experience assist the Board with matters relating to business generation and the business community that we serve.

Dr. Rodney E. Yergler. Dr. Yergler has operated his own dental practice in Crescent City, Illinois, since 1985. He is a member of the American Dental Association, the Illinois State Dental Association, the Kankakee District Dental Association and the American Academy of Implant Dentistry. Dr. Yergler has a B.S. in Biology from Wheaton College, and graduated cum laude from Loyola University School of Dentistry. He served for many years on the American Cancer Society Iroquois County Board and assisted with the Iroquois County Relay for Life for three years. He has also served as Superintendent for St. Peter’s Lutheran Church Sunday School and Church Council. Mr. Yergler’s business experience and involvement in the local community provide the Board with invaluable perspective regarding the business community that we serve.

Executive Officers Who Are Not Directors:

Walter H. Hasselbring, III. Mr. Hasselbring joined Iroquois Federal in 1978 and currently serves as Vice President and Chief Operating Officer. He is responsible for the daily operations of the association, including ongoing risk management and development of new business opportunities. He also works directly with the Osage office and Iroquois Insurance, and oversees the marketing function. Mr. Hasselbring holds a B.S. degree in Business Administration with emphasis in both Management and Marketing and a minor in Economics from Olivet University, supported by educational development courses, training seminars, and key industry associations. Prior to being named Chief Operating Officer, Mr. Hasselbring served with Iroquois Federal as Vice President of Loans, Danville Branch Manager, and Marketing Officer, among other responsibilities. Mr. Hasselbring is directly involved in the communities served by Iroquois Federal, with service in key leadership rolls for many organizations. In Danville, he has served as Chairman of Cross Point Human Services, President of Schlarman H.S. Board, member of the Board of Commissioners of Danville Housing Authority, Vice President of Danville Economic Development Corporation, President of Danville Youth Baseball, YMCA, and Boy Scouts. In Watseka he has served as a director of ARC of Iroquois County, director and Treasurer of Iroquois Economic Development Association, and as a

member of the Iroquois Memorial Hospital Business and Development Committee. Mr. Hasselbring currently serves as a director on the Illinois League of Financial Institutions.

Thomas J. Chamberlain. Mr. Chamberlain has served as Vice President and Chief Lending Officer of Iroquois Federal since July of 2010. He has served with Iroquois Federal since July of 2004, when he joined the association as Vice President and Manager – Danville Office, with responsibility for the management and commercial loan activities of the that office. Prior to his service with Iroquois Federal, Mr. Chamberlain worked with First Mid-Illinois Bank & Trust for over 18 years, managing branches, and working in their lending and trust/farm management departments. Mr. Chamberlain has an MBA from Eastern Illinois University and a Bachelor’s degree from the University of Illinois. He is a 2011 graduate of the ABA Stonier Graduate School of Banking, and is a graduate of the Illinois Agricultural Leadership Program. He has served as Chairman of the Illinois Bankers Association Ag Credit School, and as a member or Chairman of several committees for the Illinois and American Societies of Farm Managers and Rural Appraisers. He has served in the top leadership position of several community organizations including: Board Chair of United Way of Danville; Board Chair of Vermilion Advantage economic development organization; President of the Rotary Club of Tuscola; President of the Tuscola Chamber of Commerce; President of Main Street Tuscola; Grand Knight Mattoon Knights of Columbus; and, President Mid-Illinois Big Brothers/Big Sisters.

Pamela J. Verkler. Ms. Verkler has been employed with Iroquois Federal since 1982, holding positions of staff accountant, Assistant Treasurer, and Treasurer, before her current position of Vice President and Chief Financial Officer. Ms. Verkler holds a Bachelors degree in Business from the University of Illinois. She has over 28 years of experience in the financial services industry, and her responsibilities include supervision and oversight of the Accounting, Human Resources, and Investment areas. She also chairs the Asset/Liability Management Committee and has served as trustee of the company’s 401(k) plan. She is a member of the Financial Managers Society and the Society for Human Resource Management. Ms. Verkler has also served as Treasurer of the Iroquois County Community Unit School District 9 since 1999 and was the Watseka Band Booster President for three years. She has also been active in the American Cancer Society, serving as Relay For Life Accounting Chair for seven years and as Relay Team Captain for the past two years.

Terry W. Acree. Mr. Acree has served as Vice President and Chief Retail Banking Officer of Iroquois Federal since July of 2010. He joined Iroquois Federal in June of 2000 as a Vice President of Operations. Mr. Acree is also Iroquois Federal’s Bank Secrecy Act Officer and Security Officer, and is a member of the Asset/Liability Management Committee. Prior to joining Iroquois Federal, Mr. Acree served as a vice president at other financial institutions and has over 34 years of banking experience. Mr. Acree has a Bachelor of Business degree from Western Illinois University. He has been active in many community organizations. He has served on the Iroquois Memorial Hospital Board for 13 years, including 10 years as Chairman. He has also served as president of the Kiwanis Club of Watseka, the Watseka Area Chamber of Commerce and the Iroquois Industrial Development Association, and as a member of the Iroquois Memorial Hospital Development Council and various youth organizations. Mr. Acree was the Watseka Citizen of the Year for 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.

Based solely on the review of copies of the reports we have received and written representations provided to us from the individuals required to file the reports, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in IF Bancorp, Inc. common stock.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by our directors, executive officers and employees. The Code of Ethics and Business Conduct requires that our directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct can be found in the “Investor Relations” section of our website, www.iroquoisfed.com.

As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, we have established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls and auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Ethics and Business Conduct also prohibits us from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Ethics and Business Conduct.

Procedures to be Followed by Stockholders to Submit Recommendations for Director Candidates

We have adopted procedures for stockholders to submit recommendations for director candidates. To submit a recommendation of a director candidate to the Nominating Committee, a stockholder should submit the following information in writing to our main office of the Company, addressed to the Corporate Secretary, 201 East Cherry Street, Watseka, Illinois 60970:

•	A statement that the writer is a stockholder and is proposing a candidate for consideration by the Nominating Committee;

•

The name and address of the stockholder as they appear on the Company’s books, and number of shares of the Company’s common stock that are owned beneficially by the stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

•

The name, address and contact information for the candidate, and the number of shares of common stock of the Company that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the candidate’s share ownership should be provided);

•	A statement of the candidate’s business and educational experience;

•	Such other information regarding the candidate as would be required to be included in the proxy statement pursuant to SEC Regulation 14A;

•	A statement detailing any relationship between the candidate and any customer, supplier or competitor of the Company;

•	Detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	A statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

In order for a director candidate to be considered for nomination at our annual meeting of stockholders, the recommendation must be received by the Nominating Committee at least 180 days prior to the anniversary date of the proxy statement relating to the Company’s annual meeting of stockholders for the preceding year, or no later than ten days after public announcement of the date of the annual meeting in the case of the Company’s first annual meeting of stockholders.

Audit Committee

Messrs. Wittenborn (Chairman), Yergler, Cowan and Gary Martin serve as the members of the Company’s standing Audit Committee, and each is an “independent” director as defined in applicable Nasdaq listing rules. The Board of Directors has designated Mr. Wittenborn as an “Audit Committee Financial Expert” for the Audit Committee, as that term is defined by the rules and regulations of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Directors Fees

Each individual who serves as a director of Iroquois Federal receives an annual retainer of $33,000, except the Chairman of the Board receives an annual retainer of $66,000 and the Chairman of the Audit Committee receives a retainer of $40,000.

Each person who serves as a director of IF Bancorp, Inc. also serves as a director of Iroquois Federal and earns director and committee fees only in his or her capacity as a Board or committee member of Iroquois Federal.

The following table sets forth for the year ended June 30, 2011 certain information as to the total remuneration we paid to our directors other than Mr. Alan D. Martin, who is also our President and Chief Executive Officer. Information with respect to director fees paid to Mr. Alan D. Martin is included below in “—Executive Officer Compensation—Summary Compensation Table.”

Directors Compensation Table For the Year Ended June 30, 2011
Name	Fees earned or paid in cash ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Gary Martin	66,000	—	—		66,000
Dennis C. Wittenborn	40,000	—	—		40,000
John D. Martin	33,000	—	—		33,000
Wayne A. Lehmann	33,000	—	—		33,000
Rodney E. Yergler	33,000	—	—		33,000
Joseph A. Cowan	33,000	—	—		33,000
Frank J. Simutis	33,000	—	12,064	(1)	45,064
Ardith Heuton	33,000	—	—		33,000

(1)	This amount reflects attorneys’ fees and expenses paid to Mr. Simutis in his capacity as counsel to Iroquois Federal.

Directors’ Non Qualified Retirement Plan

Iroquois Federal maintains a Directors’ Non Qualified Retirement Plan, which was amended and restated on October 10, 2006. The purpose of the plan is to provide a retirement benefit to directors and directors emeriti of Iroquois Federal. Upon a director’s termination of service on or after normal retirement age (age 72), the director will be entitled to the average annual cash compensation received for the three years prior to retirement, payable in monthly installments over a ten-year period. In the event of a director’s retirement on or after his or her early retirement date (the later of age 65 or the date the director has continuously been elected to the Board of Directors for ten years), the director will be entitled to his or her accrual balance (as defined in the plan), payable over a ten-year period, in monthly installments. In the event of the director’s termination of service due to disability, the director will receive his or her accrual balance, payable over a ten-year period, in monthly installments. In the event a director leaves the Board of Directors for any reason within 24 months after a change in control, the director will be paid his or her accrual balance in one lump sum within three days after the director’s removal from the Board of Directors. In the event a change in control occurs while the director is receiving normal or early retirement benefits, or disability benefits, the director will receive the remaining benefits in a single lump sum payment within three days after the change in control. In the event of the director’s death during active service, Iroquois Federal will pay a death benefit equal to the accrual balance as of the last day of the plan year immediately preceding the date of the director’s death; payment will be made within 30 days after the director’s death. In the event of a director’s death after the director is entitled to benefits but before payments commence, or after benefits commence but before the director has received all benefit payments, benefits will be paid to the director’s beneficiary in the same amounts as would have been made to the director, had the director survived.

Executive Officer Compensation

Summary Compensation Table. The table below summarizes for the years ended June 30, 2011 and 2010 the total compensation paid to or earned by our President and Chief Executive Officer, Alan D. Martin, and our two other most highly compensated executive officers (the “Named Executive Officers”). Each individual listed in the table below is referred to as a Named Executive Officer.

Summary Compensation Table For the Year Ended June 30, 2011
Name and principal position	Year	Salary ($)	Bonus ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(1)	Total ($)
Alan D. Martin
President and Chief	2011	277,190	—	91,767	—	90,480	459,437
Executive Officer	2010	251,991		88,197		86,174	426,362
Pamela J. Verkler
Vice President and Chief	2011	142,313	—	42,694	—	45,082	230,089
Financial Officer	2010	129,375		38,813		35,570	203,758
Walter H. Hasselbring, III
Vice President and Chief	2011	140,000	—	36,750	—	37,407	214,157
Operating Officer	2010	126,000		26,460		33,844	186,304

(1)	The amounts in this column reflect what Iroquois Federal paid for, or reimbursed, the applicable named executive officer for the various benefits and perquisites received. A break-down of the various elements of compensation in this column is set forth in the table below.

	Alan D. Martin	Pamela J. Verkler	Walter H. Hasselbring, III
401(k) Matching	$3,063	$2,264	$2,081
401(k) Profit Sharing	36,750	27,169	24,949
Life Insurance/AD&D Premium	460	460	460
LTD Insurance Premium	686	493	500
Medical/Dental Insurance Premium	13,485	13,485	7,150
Cell Phone	1,211	1,211	1,217
Club Dues	1,825	—	1,050
Director Fees	33,000	—	—

Total	$90,480	$45,082	$37,407

Employment Agreements. Iroquois Federal Savings and Loan Association and IF Bancorp, Inc. each have entered into an employment agreement with Mr. Alan D. Martin, our President and Chief Executive Officer, effective July 7, 2011. The Iroquois Federal agreement and the IF Bancorp agreement each provide for a three-year term, subject to annual renewal by the disinterested members of the Board of Directors. Prior to each such renewal, the disinterested members of the Board of Directors will conduct a comprehensive performance evaluation for purposes of determining whether to extend the agreements. Although the agreements are substantially similar and each requires payments to the executive under certain circumstances, there will be no duplication of benefits. Any payment made under the Iroquois Federal agreement will be subtracted from the same payment required under the IF Bancorp, Inc. agreement.

The initial base salary under Mr. Martin’s employment agreement is $286,000. The Boards of Directors will review the rate of Mr. Martin’s base salary annually, and may maintain or increase (but not decrease) his base salary. In addition to base salary, the agreements provides for, among other things, the executive’s right to participate in discretionary bonuses or other incentive compensation programs and employee benefit plans and to receive perquisites applicable to executive management. If we terminate Mr. Martin without cause or if he terminates voluntarily under specified circumstances that constitute good reason (as defined in the agreements), Mr. Martin will be entitled to three times (i) base salary and (ii) the highest incentive compensation paid to him during the prior three years and the value of all employee benefits that would have been provided for the 36-month period following the his termination, had his employment not terminated. Such amounts will be paid in a lump sum payment. In addition, Mr. Martin will be entitled to participate in any life insurance, non-taxable medical, health, or dental arrangement, subject to the same premium contribution as prior to his termination, until the earlier of his death, his employment by another employer other than one in which he is the majority owner, or for the 36-month period immediately following his termination. In the event of a change in control followed by Mr. Martin’s dismissal or resignation due to a demotion, loss of title, office or significant authority, reduction in compensation or benefits, or relocation by more than 35 miles, or solely with respect to the employment agreement with IF Bancorp, Inc., upon Mr. Martin’s resignation within 90 days of the change in control for any reason, he will be entitled to the greater of the payments set forth above or three times his average annual compensation over the last five years, payable in a lump sum, plus, continued welfare benefits either provided under the Iroquois Federal plans for a period of up to the earlier of his death, employment by another employer other than one of which he is the majority owner, or the expiration of 36 months, or by payment of a cash lump sum payment equal to the cost of providing such benefits for up to 36 months. In addition, any memberships or automobile use shall be continued during the remaining unexpired term of the agreement (or if less, the maximum period permitted under Internal Revenue Code Section 409A without being considered deferred compensation). The payments required under the Iroquois Federal employment agreement in connection with a change in control will be reduced to the extent necessary to avoid an excess parachute payment. The IF Bancorp, Inc. agreement will not require a reduction in severance benefits on a termination of employment in connection with a change in control in the event of an excess parachute payment.

In the event of Mr. Martin’s death during the term of the agreements, Mr. Martin’s dependents will continue to receive non-taxable medical insurance benefits for a period of six months following his death. In the event of his disability (as construed in accordance with Internal Revenue Code Section 409A), the agreements provide that Mr. Martin will be entitled to 100% of his base salary for 180 days following his disability termination and 60% of his base salary following termination under the earlier of the date of his death or the date he attains age 65. Such payments will be reduced by any short or long-term disability benefits payable under any disability program to which he is entitled. To the greatest extent possible, Mr. Martin and his dependents will be covered under life and non-taxable medical and dental plans of Iroquois Federal, on the same terms as Mr. Martin participated prior to his disability termination.

Upon termination of Mr. Martin’s employment for cause, as defined in the agreement, he will receive no further compensation or benefits under the agreement.

Upon any termination of employment that would entitle Mr. Martin to a severance payment (other than a termination in connection with a change in control), he will be required to adhere to a one-year non-competition provision. We will agree to pay all reasonable costs and legal fees of Mr. Martin in relation to the enforcement of the employment agreement, provided he succeeds on the merits in a legal judgment, arbitration proceeding or settlement. The employment agreement also provides for indemnification of Mr. Martin to the fullest extent legally permissible.

Change in Control Agreements. Iroquois Federal has entered into change in control agreements with Ms. Verkler and Mr. Hasselbring, effective July 7, 2011. Each of the agreements provides for a 24-month term, subject to annual renewal by the disinterested members of the Board of Directors. Prior to each such renewal, the disinterested members of the Board of Directors will conduct a comprehensive performance evaluation for purposes of determining whether to extend the agreements. In the event of a change in control (as defined in the agreement), each agreement will automatically renew for a term of 12 months following the effective date of the change in control. The agreements will terminate if the executive or Iroquois Federal terminates executive’s employment prior to a change in control. If, within 12 months after a change in control, we terminate the executive without cause or if the executive terminates voluntarily under specified circumstances that constitute good reason, including a material diminution in authority, duties or responsibilities, a material diminution in base salary, a relocation that increases the executive’s commute by more than 35 miles, or any other action or inaction by the bank or IF Bancorp, Inc. that would constitute a breach of the agreement, the executive will be entitled to a lump sum cash payment equal to two times the executive’s base salary and highest rate of bonus paid to the executive during the three years prior to termination, payable in a single lump sum within ten days following the termination of employment. In addition, the executive will be entitled to continue participation in life insurance, non-taxable medical, vision, and dental coverage, subject to the same terms and conditions as prior to the executive’s termination of employment. Such coverage will cease 24 months after the executive’s termination. In the event the provision or payment of such benefit would subject Iroquois Federal to excise taxes or penalties, Iroquois Federal will pay to the executive a cash lump sum payment equal to the cost of providing such benefits. The payments required under the change in control agreements will be reduced to the extent necessary to avoid an excess parachute payment. Payments under the agreements will be paid from the general funds of Iroquois Federal; IF Bancorp, Inc., however, will guarantee the payments due under the agreements. We will agree to pay all reasonable costs and legal fees of the executive in relation to the enforcement of the change in control agreements, provided the executive succeeds on the merits in a legal judgment, arbitration proceeding or settlement.

Incentive Compensation. Iroquois Federal pays incentive compensation to certain officers, including its Named Executive Officers, upon the satisfaction of certain corporate level and individual performance goals. Each officer is assigned one or more performance goals and each goal is assigned a weight, vis a vis the other goals attributable to said officer, with the aggregate weight of that officer’s goals totaling 100%. The incentive compensation program pays incentive compensation based on the level of achievement of each of the targeted performance goals over three target levels. Achievement of a goal at one of the target levels entitles the executive to a bonus based on the level achieved multiplied by the relative weight assigned to such goal times a specified percentage of the executive’s base salary. The incentive award opportunities range from 10% to 35% of base salary for Mr. Martin to 7.5% to 30% of base salary for each of Ms. Verkler and Mr. Hasselbring. Mr. Alan Martin’s sole performance goal based on the achievement of certain levels of net income. Ms. Verkler’s incentive compensation was based on the achievement of certain levels of net income and the reduction of general and administrative expenses. Mr. Hasselbring’s incentive compensation was based on the achievement of certain levels of net income, the achievement of certain levels of loan fees and revenue per budget, the reduction of general and administrative expenses, and growth in the balances of NOW and savings accounts.

For the fiscal year ended June 30, 2011, budgeted net income was set at $2,115,175. Incentive compensation would have been paid at Level 1 on the achievement of net income equal to or greater than $2,409,522, at Level 2 on the achievement of net income equal to or greater than $2,634,711, and at Level 3 on the achievement of net income equal to or greater than $2,859,000. Set forth below is a table that indicates the incentive compensation that would have been paid on the achievement of all performance goals by each Named Executive Officer at the level set forth in the table.

Named Executive Officer	Level 1	Level 2	Level 3
Alan D. Martin	$27,719	$69,298	$97,017
Pamela J. Verkler	10,673	28,463	42,694
Walter Hasselbring	10,500	28,000	42,000

401(k) Plan. Iroquois Federal maintains the Iroquois Federal 401(k) Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). Employees who have completed one year of service are eligible to enter the plan on July 1 or January 1 coincident with or next following the date on which the employee meets the eligibility requirement. Union employees and non-resident aliens are not eligible to participate in the 401(k) Plan.

Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, up to 100% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code. For 2011, the salary deferral contribution limit is $16,500, provided, however, that a participant over age 50 may contribute an additional $5,500 to the 401(k) Plan. In addition to salary deferral contributions, Iroquois Federal may, in its discretion, make matching contributions and discretionary non-elective contributions. Non-elective contributions are allocated in accordance with an age- and years-of-service-weighted formula. A participant is always 100% vested in his or her salary deferral contributions and rollover contributions. Non-elective contributions and matching contributions are subject to a 6-year graded vesting schedule in which such amounts vest at the rate of 20% each year after two years of service until the participant is 100% vested upon completion of six years of service. The employer discretionary contributions become fully vested upon the participant’s attainment of normal retirement age, in the event of death or disability. A participant may receive in-service distributions from all contribution accounts upon attainment of age 59 1/2. In the event a participant terminates employment before reaching age 62 and has an account balance exceeding $1,000 but not exceeding $5,000, the account balance will be rolled over to an individual retirement account selected by the Plan administrator. Amounts of $5,000 or more will be distributed in a lump sum.

Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account among a variety of investment options, including a certificate of deposit in Iroquois Federal. In connection with the conversion, the 401(k) Plan was amended to permit participants to set up individual brokerage accounts in the 401(k) Plan for the purpose of purchasing IF Bancorp, Inc. common stock in the offering and afterwards, provided, that a participant may not use more than 90% of his or her account balance to purchase common stock in IF Bancorp, Inc. in the offering or afterwards.

Employee Stock Ownership Plan. In connection with the conversion and stock offering completed on July 7, 2011, Iroquois Federal adopted an employee stock ownership plan for eligible employees. Employees who have attained age 21 and have completed 1,000 hours of service during a continuous 12-month period will begin participation in the employee stock ownership plan on the earlier of the effective date of the employee stock ownership plan or the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 8% of the total number of shares of IF Bancorp, Inc. common stock issued in the offering and contributed to the charitable foundation. The employee stock ownership plan funded its stock purchase with a loan from IF Bancorp, Inc. equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Iroquois Federal’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 20-year term of the loan.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as we repay the loan. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant will become vested in his or her account balance at a rate of 20% per year.

The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares, allocated shares for which participants do not provide instructions on any matter and shares for which the participant votes to “abstain” in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table provides information as of September 23, 2011, with respect to persons known by us to be the beneficial owners of more than 5% of our outstanding common stock. Percentages are based on 4,811,255 shares of common stock issued and outstanding as of September 23, 2011.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding
Iroquois Federal Savings Bank Employee Stock Ownership Plan 201 East Cherry Street Watseka, Illinois 60970	384,900	8.0%

Iroquois Federal Foundation, Inc. 201 East Cherry Street Watseka, Illinois 60970	314,755	6.5%

Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

We do not have any equity compensation program other than our employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

Loans and Extensions of Credit. Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Federal regulations adopted under this law permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Loans to executive officers must be approved by the full Board of Directors regardless of amounts.

Iroquois Federal makes loans to its directors, executive officers and employees through an employee loan program. The program applies to adjustable-rate mortgage loans on a primary residence, fixed-rate home equity loans and certain consumer loans. Under the program, borrowers receive a reduced interest rate of 1% over Iroquois Federal’s cost of funds. In addition, Iroquois Federal waives its $500 loan origination fee on any new mortgage loan. Loans made pursuant to this program are otherwise made on substantially the same other terms, including required collateral, as those prevailing at the time for comparable transactions with persons not related to Iroquois Federal and do not involve more than the normal risk of collectability or present other unfavorable features.

The following tables set forth loans made by Iroquois Federal to its directors and executive officers where the largest amount of all indebtedness outstanding during the years ended June 30, 2011 and 2010, and all amounts of interest payable during each year, respectively, exceeded $120,000, and where the borrowers received reduced interest rates and/or origination fees, as described above.

Name	Position	Nature Of Loan	Largest Aggregate Balance from 7/1/10 to 6/30/11	Interest Rate	Principal Balance at 6/30/11	Principal Paid 7/1/10 to 6/30/11	Interest Paid 7/1/10 to 6/30/11
Gary Martin	Chairman	Mortgage	$123,363.30	2.500%	$121,781.66	$3,420.05	$3,660.07
	Chairman	Consumer	20,665.00	2.250	20,665.00	—	—
	Chairman	Consumer	17,000.00	4.250	13,998.02	3,996.98	740.58
	Chairman	HELOC	27,200.00	2.500	22,538.00	4,662.00	806.84

			188,228.30		178,982.68	12,079.03	5,207.49

Joseph A. Cowan	Director	Mortgage	145,412.37	3.500	136,163.32	9,249.05	4,961.80
	Director	Consumer	16,600.06	3.250	4,973.48	11,626.58	373.42
	Director	Consumer	25,378.43	5.000	21,472.15	3,906.28	1,180.88

			187,390.86		162,608.95	24,781.91	6,516.10

Ardith Heuton	Director	Consumer	210,000.00	3.250	—	210,000.00	6,522.81
	Director	HELOC	190,476.80	2.250	148,247.44	29,210.25	4,320.33

			400,476.80		148,247.44	239,210.25	10,843.14

John D. Martin, Jr.	Director	Mortgage	113,418.39	4.750	100,564.25	12,854.14	4,686.02
	Director	Consumer	38,838.98	4.500	31,363.00	7,475.98	1,643.86
	Director	Consumer	19,135.00	3.250	12,542.83	6,592.18	1,012.00
	Director	Consumer	16,000.00	4.750	8,433.99	7,566.01	358.99

			187,392.37		152,904.07	34,488.31	7,700.87

Frank J. Simutis	Director	Mortgage	90,381.97	2.750	75,196.12	15,185.85	2,295.03
	Director	Consumer	17,860.82	5.000	10,166.69	7,694.13	719.19
	Director	HELOC	68,824.18	2.500	61,516.34	7,307.84	2,490.91

			177,066.97		146,879.15	30,187.82	5,505.13

Dennis C. Wittenborn	Director	Mortgage	303,398.52	3.000	286,040.16	17,358.36	8,857.64
	Director	Consumer	26,999.78	3.250	21,098.62	5,901.16	787.88
	Director	Consumer	37,311.00	2.250	35,342.57	1,968.43	136.57
	Director	HELOC	36,401.50	5.000	15,518.06	20,883.44	454.50

			404,110.80		357,999.41	46,111.39	10,236.59

Rodney E. Yergler	Director	Mortgage	134,681.92	2.750	121,235.38	14,622.46	4,563.83
	Director	Consumer	30,491.66	5.000	30,491.66	—	2,253.02
	Director	Consumer	29,896.41	5.000	18,254.17	12,653.40	1,256.63
	Director	Consumer	15,336.42	3.750	4,935.79	10,400.63	399.37
	Director	Consumer	46,208.12	2.250	46,208.12	—	—
	Director	HELOC	25,130.13	2.750	24,674.07	456.06	503.33

			281,744.66		245,799.19	38,132.55	8,976.18

Thomas J. Chamberlain	VP-CLO	Mortgage	219,766.54	2.250	218,423.52	1,343.02	6,063.40
	VP-CLO	Consumer	5,049.33	5.000	—	5,049.33	159.62
	VP-CLO	Consumer	2,963.83	4.000	—	2,963.83	29.64
	VP-CLO	Consumer	44,750.00	2.750	39,124.61	5,625.49	774.51
	VP-CLO	HELOC	27,500.00	2.250	22,500.00	5,000.00	773.04

			300,029.70		280,048.13	19,981.67	7,800.21

Walter Hasselbring	VP-COO	Mortgage	392,000.00	2.500	388,973.45	3,026.55	7,889.14
	VP-COO	Student	49,696.26	3.000	47,893.94	1,891.38	1,660.62
	VP-COO	Student	12,912.18	3.000	11,880.95	1,031.23	343.77
	VP-COO	Student	24,854.00	3.000	23,953.09	900.91	593.34
	VP-COO	Consumer	60,000.00	2.750	47,934.73	12,065.27	1,114.49
	VP-COO	HELOC	33,500.00	2.500	33,500.00	—	167.72

			572,962.44		554,136.16	18,915.34	11,769.08

(1)	HELOC – Home equity loan or line of credit.

Name	Position	Nature Of Loan	Largest Aggregate Balance from 7/1/09 to 6/30/10	Interest Rate	Principal Balance at 6/30/10	Principal Paid 7/1/09 to 6/30/10	Interest Paid 7/1/09 to 6/30/10
Gary Martin	Chairman	Mortgage	$126,444.85	3.500%	$123,363.30	$3,081.55	$4,376.45
	Chairman	Consumer	19,995.00	4.250	17,995.00	2,000.00	826.28
	Chairman	HELOC	24,568.35	5.000	21,000.00	3,568.35	10,521.22

Joseph A. Cowan	Director	Mortgage	156,217.01	3.875	145,412.37	10,804.64	5,995.36
	Director	Consumer	22,285.00	3.250	16,600.06	5,684.94	315.06
	Director	Consumer	26,326.00	5.000	25,378.43	947.57	324.22

Ardith Heuton	Director	Consumer	210,000.00	5.000	210,000.00	—	10,501.05
	Director	HELOC	82,697.56	3.500	53,487.31	29,210.25	1,812.26

John D. Martin, Jr.	Director	Mortgage	126,818.49	4.750	113,418.39	13,400.10	5,734.62
	Director	Consumer	47,770.75	4.500	38,838.98	8,931.77	1,684.71
	Director	Consumer	24,030.98	3.250	19,135.00	4,895.98	104.02

Frank J. Simutis	Director	Mortgage	103,692.22	6.125	90,381.97	13,310.25	5,727.13
	Director	Consumer	25,180.49	5.000	17,860.82	7,319.67	1,093.65
	Director	HELOC	67,954.26	4.750	62,983.53	4,970.73	3,111.44

Dennis C. Wittenborn	Director	Mortgage	308,000.00	3.000	303,398.52	4,601.48	2,426.85
	Director	Consumer	30,768.47	3.250	26,999.78	3,768.69	625.67
	Director	HELOC	71,223.14	5.000	36,401.50	34,821.62	2,703.32

Rodney E. Yergler	Director	Mortgage	148,428.73	5.750	134,681.92	13,746.81	8,176.11
	Director	Consumer	30,491.66	5.000	30,491.66	—	790.02
	Director	Consumer	41,681.59	5.000	29,896.41	11,785.18	1,820.78
	Director	Consumer	25,055.02	3.750	15,336.42	9,718.60	778.04
	Director	HELOC	19,813.64	2.750	19,331.55	482.09	35.82

Thomas J. Chamberlain	VP-CLO	Mortgage	220,000.00	3.250	215,640.47	4,359.53	7,070.61
	VP-CLO	Consumer	9,872.52	5.000	5,049.33	4,823.19	584.81
	VP-CLO	Consumer	8,719.32	4.000	2,963.83	5,755.49	444.51
	VP-CLO	HELOC	33,500.00	3.250	27,500.00	6,000.00	1,010.91

Walter Hasselbring	VP-COO	Mortgage	308,000.00	3.250	305,178.65	2,821.35	4,062.93
	VP-COO	Student	52,677.89	4.250	49,696.26	2,981.63	2,089.87
	VP-COO	Student	13,992.71	4.250	12,912.18	1,080.53	544.53
	VP-COO	Student	26,344.08	4.250	24,854.00	1,490.08	1,045.67
	VP-COO	HELOC	—	3.250	—	—	—

(1)	HELOC – Home equity loan or line of credit.

Other than as described above and except for executive officers whose loans were made on preferential terms but for which the principal balance has been less than $120,000 since July 1, 2009, all loans made by Iroquois Federal to executive officers, directors, immediate family members of executive officers and directors, or organizations with which executive officers and directors are affiliated, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Iroquois Federal, and did not present any unusual risk of collectability or have any other unfavorable features. The aggregate amount of our loans to our officers and directors and their related entities was $5.3 million at June 30, 2011. As of June 30, 2011, these loans were performing according to their original terms.

Board Independence

The Board of Directors has determined that each of our directors, with the exception of President and Chief Executive Officer Alan D. Martin, is “independent” as defined in the listing rules of the Nasdaq Stock Market. Mr. Martin is not independent because he is one of our executive officers.

In determining the independence of the directors listed above, the Board of Directors reviewed the following transactions, none of which are required to be reported under “—Transactions With Certain Related Persons,” above. During the fiscal years ended June 30, 2011, 2010 and 2009, Iroquois Federal paid director Frank Simutis approximately $12,064, $13,800 and $14,272 for legal services. In addition, directors Cowan, Wittenborn and John Martin each have loans with Iroquois Federal that are not required to be reported under “—Transactions With Certain Related Persons” because they were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Iroquois Federal, and did not present any unusual risk of collectability or have any other unfavorable features.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees we paid to BKD, LLP for the years ended June 30, 2011 and 2010.

	2011	2010
Audit fees	$77,480	$37,013
Audit-related fees	$—	$—
Tax fees	$7,525	$7,550
All other fees(1)	$186,722	$—

(1)	Consists of services provided in connection with the mutual-to-stock conversion of Iroquois Federal.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter adopted in connection with our becoming a public company, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to us that are prohibited by law or regulation.

In addition, in connection with our becoming a publicly-traded company, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the audit or services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)
3.2	Bylaws of IF Bancorp, Inc. (1)
4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)
10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Alan D. Martin (2)
10.2	Employment Agreement between IF Bancorp, Inc. and Alan D. Martin (2)
10.3	Change in Control Agreement of Pamela J. Verkler (2)
10.4	Change in Control Agreement of Walter H. Hasselbring, III (2)
10.5	Directors Non Qualified Retirement Plan (1)
21.0	List of Subsidiaries (1)
23.0	Consent of BKD, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(3)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 28, 2011	By:	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan D. Martin Alan D. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2011

/s/ Pamela J. Verkler Pamela J. Verkler	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2011

/s/ Gary Martin Gary Martin	Chairman of the Board	September 28, 2011

/s/ Joseph A. Cowan Joseph A. Cowan	Director	September 28, 2011

/s/ Ardith Heuton Ardith Heuton	Director	September 28, 2011

/s/ Wayne A. Lehmann Wayne A. Lehmann	Director	September 28, 2011

/s/ John D. Martin John D. Martin	Director	September 28, 2011

Signatures	Title	Date

/s/ Frank J. Simutis Frank J. Simutis	Director	September 28, 2011

/s/ Dennis C. Wittenborn Dennis C. Wittenborn	Director	September 28, 2011

/s/ Rodney E. Yergler Rodney E. Yergler	Director	September 28, 2011

Iroquois Federal Savings and Loan Association

June 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

Iroquois Federal Savings and Loan Association

Watseka, Illinois

We have audited the accompanying consolidated balance sheets of Iroquois Federal Savings and Loan Association (“Association”) as of June 30, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for the years then ended. The Association’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Association is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedure that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Association’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iroquois Federal Savings and Loan Association as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/sig/ BKD, LLP

Decatur, Illinois

September 28, 2011

Iroquois Federal Savings and Loan Association

Consolidated Balance Sheets

June 30, 2011 and 2010

(in thousands)

Assets

	2011	2010
Cash and due from banks	$53,811	$4,705
Interest-bearing demand deposits	6,695	2,131

Cash and cash equivalents	60,506	6,836

Interest-bearing time deposits in banks	250	—
Available-for-sale securities	190,273	125,747
Loans held for sale	—	460
Loans, net of allowance for loan losses of $3,149 and $2,767 at June 30, 2011 and 2010	240,020	233,753
Premises and equipment, net of accumulated depreciation of $4,749 and $4,423 at June 30, 2011 and 2010	4,124	4,204
Federal Home Loan Bank stock, at cost	3,121	3,121
Foreclosed assets held for sale	710	497
Accrued interest receivable	1,684	1,718
Bank-owned life insurance	7,235	6,978
Mortgage servicing rights	408	156
Deferred income taxes	337	—
Other	2,148	1,312

Total assets	$510,816	$384,782

See Notes to Consolidated Financial Statements

Liabilities and Equity

	2011	2010
Liabilities
Deposits
Demand	$8,400	$5,833
Savings, NOW and money market	230,283	111,495
Certificates of deposit	199,381	198,229
Brokered certificates of deposit	6,001	5,000

Total deposits	444,065	320,557

Federal Home Loan Bank advances	22,500	22,500
Advances from borrowers for taxes and insurance	841	830
Deferred income taxes	—	311
Accrued post-retirement benefit obligation	1,932	1,727
Accrued interest payable	158	185
Other	1,879	1,384

Total liabilities	471,375	347,494

Commitments and Contingencies

Equity
Retained earnings	37,328	34,498
Accumulated other comprehensive income, net of tax	2,113	2,790

Total equity	39,441	37,288

Total liabilities and equity	$510,816	$384,782

Iroquois Federal Savings and Loan Association

Consolidated Statements of Income

Years Ended June 30, 2011 and 2010

(in thousands)

	2011	2010
Interest Income
Interest and fees on loans	$12,645	$12,900
Securities
Taxable	4,164	4,762
Tax-exempt	123	94
Federal Home Loan Bank dividends	2	—
Deposits with financial institutions	7	5

Total interest income	16,941	17,761

Interest Expense
Deposits	4,093	5,679
Federal Home Loan Bank advances	895	1,035

Total interest expense	4,988	6,714

Net Interest Income	11,953	11,047

Provision for Loan Losses	1,351	1,875

Net Interest Income After Provision for Loan Losses	10,602	9,172

Noninterest Income
Customer service fees	601	663
Other service charges and fees	241	254
Insurance commissions	558	613
Brokerage commissions	612	450
Net realized gains on sales of available-for-sale securities	259	1,108
Mortgage banking income, net	693	269
Bank-owned life insurance income, net	257	255
Other	590	428

Total noninterest income	3,811	4,040

See Notes to Consolidated Financial Statements

	2011	2010
Noninterest Expense
Compensation and benefits	$6,550	$5,693
Office occupancy	454	445
Equipment	636	547
Federal deposit insurance	415	446
Stationary, printing and office	140	142
Advertising	299	273
Professional services	193	111
Supervisory examinations	106	100
Audit and accounting services	77	37
Organizational dues and subscriptions	57	55
Insurance bond premiums	93	93
Telephone and postage	207	204
(Gain) loss on foreclosed assets, net	(107)	28
Other	1,065	972

Total noninterest expense	10,185	9,146

Income Before Income Tax	4,228	4,066

Provision for Income Taxes	1,398	1,389

Net Income	$2,830	$2,677

Iroquois Federal Savings and Loan Association

Consolidated Statements of Equity

Years Ended June 30, 2011 and 2010

(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Equity
Balance, July 1, 2009	$31,821	$1,435	$33,256
Net income	2,677	—	2,677
Other comprehensive income	—	1,355	1,355

Total comprehensive income			4,032

Balance, June 30, 2010	34,498	2,790	37,288
Net income	2,830	—	2,830
Other comprehensive loss	—	(677)	(677)

Total comprehensive income			2,153

Balance, June 30, 2011	$37,328	$2,113	$39,441

See Notes to Consolidated Financial Statements

Iroquois Federal Savings and Loan Association

Consolidated Statements of Cash Flows

Years Ended June 30, 2011 and 2010

(in thousands)

	2011	2010
Operating Activities
Net income	$2,830	$2,677
Items not requiring (providing) cash
Depreciation	392	240
Provision for loan losses	1,351	1,875
Amortization of premiums and discounts on securities	690	438
Deferred income taxes	(233)	(725)
Net realized gains on loan sales	(693)	(269)
Net realized gains on sales of securities	(259)	(1,108)
(Gain) loss on sale of foreclosed real estate, net	(107)	28
Bank-owned life insurance, net	(257)	(255)
Originations of loans held for sale	(23,332)	(11,051)
Proceeds from sales of loans held for sale	24,233	11,022
Changes in
Accrued interest receivable	34	1
Other assets	(70)	(592)
Accrued interest payable	(27)	(157)
Other liabilities	574	(160)

Net cash provided by operating activities	5,126	1,964

Investing Activities
Net increase in interest-bearing deposits	(250)	—
Purchases of available-for-sale securities	(171,111)	(105,996)
Proceeds from maturities of available-for-sale securities	24,010	27,970
Proceeds from the sales of available-for-sale securities	81,178	65,817
Purchases of held-to-maturity securities	—	(1,341)
Proceeds from sales of held-to-maturity securities	—	11,283
Proceeds from maturities of held-to-maturity securities	—	4,610
Net change in loans	(8,094)	(12,866)
Purchase of premises and equipment	(312)	(335)
Proceeds from the sale of foreclosed assets	370	494

Net cash used in investing activities	(74,209)	(10,364)

See Notes to Consolidated Financial Statements

	2011	2010
Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$121,355	$50
Net increase in certificates of deposit	2,153	7,255
Proceeds from Federal Home Loan Bank advances	13,000	—
Repayment of Federal Home Loan Bank advances	(13,000)	(4,000)
Costs of subscription offering	(766)	—
Net increase in advances from borrowers for taxes and insurance	11	29

Net cash provided by financing activities	122,753	3,334

Increase (Decrease) in Cash and Cash Equivalents	53,670	(5,066)

Cash and Cash Equivalents, Beginning of Year	6,836	11,902

Cash and Cash Equivalents, End of Year	$60,506	$6,836

Supplemental Cash Flows Information

Interest paid	$5,015	$6,871

Income taxes paid (net of refunds)	$1,677	$1,754

Foreclosed assets acquired in settlement of loans	$476	$893

Transfer of held-to-maturity securities to available-for-sale securities, amortized cost	$—	$11,112

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Iroquois Federal Savings and Loan Association (“Association”) is primarily engaged in providing a full range of banking and financial services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, and Hoopeston, Illinois and Osage Beach, Missouri. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Association is subject to competition from other financial institutions. The Association is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Association and L.C.I. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segment

The Association provides community banking services, including such products and services as loans, certificates of deposits, savings accounts, and mortgage originations. These activities are reported as a single operating segment.

The Association does not derive revenues from, or have assets located in, foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Association’s total revenues.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, fair value measurements and classifications of investment securities, loan servicing rights, income taxes and Federal Home Loan Bank of Chicago (FHLB) stock recoverability.

Interest-bearing Deposits in Banks

Interest-bearing deposits in banks mature within five years and are carried at cost.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Cash Equivalents

The Association considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2011 and 2010, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing deposits.

The Association’s interest bearing deposits are held at the FHLB and are fully guaranteed for the entire amount in the account.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

During March 2010, the Association transferred held-to-maturity securities to available-for-sale securities. As a result of the transfer, the Association does not hold any held-to-maturity securities at June 30, 2011.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, and any unamortized deferred fees or costs on originated loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Association’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	35-40 years
Equipment	3-5 years

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

The Association owns $3,121,000 (31,212 shares) of Federal Home Loan Bank stock as of June 30, 2011 and 2010. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from their regulator, the Federal Housing Finance Agency. The order prohibits capital stock repurchases until a time to be determined by the Federal Housing Finance Agency. The FHLB will continue to provide liquidity and funding through advances. With regards to dividends, the FHLB will continue to assess their dividend capacity each quarter and make appropriate request for approval. The FHLB did not pay a dividend during the 2010 fiscal year. The FHLB paid a dividend on February 14, 2011 at an annualized rate of 10 basis points per share. On July 26, 2011, the FHLB declared a dividend to be paid on August 15, 2011 at an annualized rate of 10 basis points per share. Management performed an analysis and deemed the cost-method investment in FHLB stock was ultimately recoverable.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at the estimated cash surrender value. Changes in the cash surrender value are reflected in noninterest income in the consolidated statements of income.

Fee Income

Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the contractual life of the loans.

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Association are initially measured at fair value at the date of transfer. The Association has elected to initially and subsequently measure the mortgage servicing rights for consumer mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The change in fair value of mortgage servicing rights is netted against loan servicing fee income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Association – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Association does not maintain effective control over the transferred

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

The Association accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Association determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Association recognizes interest and penalties on income taxes as a component of income tax expense.

The Association files consolidated income tax returns with its subsidiary.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities and changes in the funded status of the postretirement health benefit plan.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Transfers between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 financial statement presentation. These reclassifications had no effect on net income.

Recent and Future Accounting Requirements

In April 2011, FASB issued ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).” ASU No. 2011-02 is intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Association intends to adopt the methodologies prescribed by this ASU by the date required and is continuing to evaluate the impact of adoption of this ASU.

In April 2011, FASB issued ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Association does not own any repurchase agreements therefore the ASU is not anticipated to have a material effect on its financial position or results of operations.

In May 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Association will

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2011, FASB issued ASU No. 2011-05 “Amendments to Topic 220, Comprehensive Income.” Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Association intends to adopt the disclosures prescribed by this ASU by the date required.

Note 2: Restriction on Cash and Due From Banks

The Association is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at June 30, 2011 and 2010, was $25,000.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Note 3: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2011:
U.S. Government and federal agency and Government-sponsored enterprises (GSEs)	$149,791	$3,132	$(796)	$152,127
Mortgage-backed—GSE residential	34,724	844	(32)	35,536
State and political subdivisions	2,481	129	—	2,610

	$186,996	$4,105	$(828)	$190,273

June 30, 2010:
U.S. Government and federal agency and Government-sponsored enterprises (GSEs)	$103,807	$3,010	$—	$106,817
Mortgage-backed—GSE residential	15,121	1,084	—	16,205
State and political subdivisions	2,576	149	—	2,725

	$121,504	$4,243	$—	$125,747

With the exception of U.S. Government and federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of $149,791,000 and $34,724,000, respectively and a market value of $152,127,000 and $35,536,000, respectively at June 30, 2011, the Association held no securities at June 30, 2011 with a book value that exceeded 10% of total equity.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

All mortgage-backed securities at June 30, 2011 and 2010 were issued by government sponsored enterprises.

The amortized cost and fair value of available-for-sale securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$146	$147
One to five years	28,462	27,669
Five to ten years	123,600	126,856
After ten years	64	65

	152,272	154,737
Mortgage-backed securities	34,724	35,536

Totals	$186,996	$190,273

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $56,140,000 at June 30, 2011, and $38,407,000 at June 30, 2010.

Gross gains of $434,000 and $1,161,000 and gross losses of $175,000 and $53,000 resulting from sales of available-for-sale securities were realized for 2011 and 2010, respectively. The tax provision applicable to these net realized gains amounted to approximately $98,000 and $421,000, respectively.

During 1995, mortgage-backed securities available-for-sale with an amortized cost of $10,502,000 and fair value of $9,672,000 were transferred to the held-to-maturity portfolio. The excess amortized cost over fair value of the mortgage-backed securities, net of tax, at the date of transfer of $515,000 is being amortized to accumulated other comprehensive income (loss) over the life of the related securities. During March 2010, the Association transferred all remaining held-to-maturity securities to available-for-sale which eliminated the remaining unamortized balance.

During 2010, the Association sold securities with an amortized cost of $11,058,000 from held-to-maturity securities to realize investment gains and to reinvest in securities that would improve the Associations interest rate risk. The Association realized a net gain of $225,000 from the sale of the investments.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

During March 2010, the Association transferred securities with an amortized cost of $11,112,000 and unrealized gains of $437,000 from held-to-maturity securities to available-for-sale. The securities were transferred due to the sale of held-to-maturity securities. The securities transferred were accounted for at fair value and the unrealized gain was recorded in accumulated other comprehensive income, net of income tax.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2011, was $102,856,000, which is approximately 54% of the Association’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates. There were no securities with unrealized losses as of June 30, 2010.

Management believes the declines in fair value for these securities are temporary.

The following table shows the Association’s investments’ gross unrealized losses and fair value of the Association’s investments with unrealized losses that are deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agency and GSEs	$90,594	$(796)	$—	$—	$90,594	$(796)
Mortgage-backed:
GSE residential	12,262	(32)	—	—	12,262	(32)

Total temporarily impaired securities	$102,856	$(828)	$—	$—	$102,856	$(828)

U.S. Government Agencies

The unrealized losses on the Association’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Association does not intend to sell the investments and it is not more likely than not the Association will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Association does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Residential Mortgage-backed Securities

The unrealized losses on the Association’s investment in residential mortgage-backed securities were caused by interest rate increases. The Association expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Association does not intend to sell the investments and it is not more likely than not the Association will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Association does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Note 4: Loans and Allowance for Loan Losses

Categories of loans at June 30, include:

	2011	2010
Real estate loans
One-to-four family, including home equity loans	$148,448	$153,314
Multi-family	26,299	19,232
Commercial	27,402	24,956
Home equity lines of credit	10,043	7,853
Construction loans	4,039	2,112
Commercial business loans	12,068	13,410
Consumer loans	15,779	16,875

Total loans	244,078	237,752
Less
Unearned fees and discounts, net	19	35
Loans in process	890	1,197
Allowance for loan losses	3,149	2,767

Net loans	$240,020	$233,753

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

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

The Association’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one- to four-family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $150,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans or $750,000 for individual loans, and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, the President, and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Association’s directorates, are reviewed for compliance with regulatory guidelines and the board of directors at least annually.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

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

The Association’s lending can be summarized into six primary areas; one- to four-family residential mortgage loans, commercial real estate and multi-family real estate loans, home equity lines of credits, real estate construction, commercial business loans, and consumer loans.

One- to Four-Family Residential Mortgage Loans

The Association offers one-to four-family residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. In recent years there has been an increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, the Association has sold a substantial portion of the fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. Generally, the Association retains fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans originated in recent years due to the favorable long-term rates for borrower.

In addition, the Association also offers home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria used to underwrite one- to four-family residential mortgage loans.

As one- to four-family residential mortgage and home equity loan underwriting are subject to specific regulations, the Association typically underwrites its one- to four-family residential mortgage and home equity loans to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

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

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

specific factors. These loans are subject to other industry guidelines that are closely monitored by the Association.

Home Equity Lines of Credit

In addition to traditional one- to four-family residential mortgage loans and home equity loans, the Association offers home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria used to underwrite one- to four-family residential mortgage loans. As home equity lines of credit underwriting are subject to specific regulations, the Association typically underwrites its home equity lines of credit to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

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

Real Estate Construction Loans

The Association originates construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. The Association generally requires that a commitment for permanent financing to be in place prior to closing the construction loan. The repayment of these loans is typically through permanent financing following completion of the construction. Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Consumer Loans

Consumer loans consist of installment loans to individuals, primarily automotive loans. These loans are centrally underwritten utilizing the borrower’s financial history, including the Fair Isaac Corporation (“FICO”) credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower. Consumer loans may be underwritten with terms up to seven years, fully amortized. Unsecured loans are limited to twelve months. Loan-to-value ratios vary based on the type of collateral. The Association has established minimum standards and underwriting guidelines for all consumer loan collateral types.

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to approximately $53,701,000 and $44,188,000 as of June 30, 2011 and 2010, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

The Association’s loans receivable included purchased loans of approximately $20,966,000 and $24,586,000 at June 30, 2011 and 2010, respectively, which includes out-of-area participation loans of approximately $10,500,000 which are secured by single family homes located primarily in the Midwest.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2011 and 2010:

	Real Estate Loans
	One-to-Four Family	Multi- Family	Commercial	Home Equity Lines of Credit	Construction Loans	Commercial Business Loans	Consumer Loans	Unallocated	Total
June 30, 2011:
Allowance for loan losses:
Balance, beginning of period	$1,785	$202	$175	$71	$—	$400	$127	$7	$2,767
Provision charged to expense	1,106	48	57	49	30	(18)	77	2	1,351
Losses charged off	(920)	—	—	—	—	(30)	(54)		(1,004)
Recoveries	16	—	—	—	—	—	19		35

Balance, end of period	$1,987	$250	$232	$120	$30	$352	$169	$9	$3,149

Ending balance: individually evaluated for impairment	$808	$—	$57	$31	$—	$—	$58	$—	$954
Ending balance: collectively evaluated for impairment	1,179	250	175	89	30	352	111	9	2,195

Ending balance	$1,987	$250	$232	$120	$30	$352	$169	$9	$3,149

Loans:
Ending Balance: individually evaluated for impairment	$5,335	$—	$206	$73	$—	$4	$130	$—	$5,748
Ending Balance: collectively evaluated for impairment	143,113	26,299	27,196	9,970	4,039	12,064	15,649	—	238,330

Ending balance	$148,448	$26,299	$27,402	$10,043	$4,039	$12,068	$15,779	$—	$244,078

June 30, 2010:
Allowance for loan losses:
Balance, beginning of period	$938	$67	$127	$32	$—	$85	$112	$4	$1,365
Provision charged to expense	1,303	135	48	39	—	314	33	3	1,875
Losses charged off	(474)	—	—	—	—	—	(34)	—	(508)
Recoveries	18	—	—	—	—	1	16	—	35

Balance, end of period	$1,785	$202	$175	$71	$—	$400	$127	$7	$2,767

Ending balance: individually evaluated for impairment	$861	$—	$5	$9	$—	$15	$19	$—	$909
Ending balance: collectively evaluated for impairment	924	202	170	62	—	385	108	7	1,858

Ending balance	$1,785	$202	$175	71	$—	$400	$127	$7	$2,767

Loans:
Ending balance: individually evaluated for impairment	$4,488	$—	$129	$36	$—	$118	$46	$—	$4,817
Ending balance: collectively evaluated for impairment	148,826	19,232	24,827	7,817	2,112	13,292	16,829	—	232,935

Ending balance	$153,314	$19,232	$24,956	$7,853	$2,112	$13,410	$16,875	$—	$237,752

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

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

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

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

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

The following tables present the credit risk profile of the Association’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction Loans	Commercial Buusiness Loans	Consumer Loans	Total
June 30, 2011:
Pass	$142,931	$24,787	$27,196	$9,970	$4,039	$10,739	$15,646	$235,308
Watch	71	—	—	—	—	1,325	3	1,399
Substandard	5,446	1,512	206	73	—	4	130	7,371
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$148,448	$26,299	$27,402	$10,043	$4,039	$12,068	$15,779	$244,078

	Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction Loans	Commercial Buusiness Loans	Consumer Loans	Total
June 30, 2010:
Pass	$148,410	$19,232	$24,827	$7,817	$2,112	$11,865	$16,822	$231,085
Watch	454	—	129	—	—	1,511	32	2,126
Substandard	4,450	—	—	36	—	34	21	4,541
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$153,314	$19,232	$24,956	$7,853	$2,112	$13,410	$16,875	$237,752

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at the earlier date if collection of principal and interest is considered doubtful.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

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

The following tables present the Association’s loan portfolio aging analysis as of June 30, 2011 and 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
June 30, 2011:
Real estate loans:
One-to-four family	$2,619	$631	$3,458	$6,708	$141,740	$148,448	$—
Multi-family	—	—	—	—	26,299	26,299	—
Commercial	198	—	104	302	27,100	27,402	—
Home equity lines of credit	283	67	37	387	9,656	10,043	—
Construction loans	—	—	—	—	4,039	4,039	—
Commercial business loans	19	—	—	19	12,049	12,068	—
Consumer loans	149	80	25	254	15,525	15,779	—

Total	$3,268	$778	$3,624	$7,670	$236,408	$244,078	$—

June 30, 2010:
Real estate loans:
One-to-four family	$1,661	$325	$3,789	$5,775	$147,539	$153,314	$733
Multi-family	—	—	—	—	19,232	19,232	—
Commercial	218	—	—	218	24,738	24,956	—
Home equity lines of credit	88	—	36	124	7,729	7,853	36
Construction loans	—	—	—	—	2,112	2,112	—
Commercial business loans	88	—	—	88	13,322	13,410	—
Consumer loans	122	41	8	171	16,704	16,875	8

Total	$2,177	$366	$3,833	$6,376	$231,376	$237,752	$777

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

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

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

Included in certain loan categories in the impaired loans are $1,810,000 and $619,000 in troubled debt restructurings that were classified as impaired as of June 30, 2011 and 2010, respectively. At June 30, 2011 and 2010, respectively, the Association had $1,633,000 and $619,000 of residential mortgages, $102,000 and $0 of commercial real estate loans, $4,000 and $0 of commercial business loans and $71,000 and $0 of consumer loans that were modified in troubled debt restructurings and impaired. In addition to these amounts, the Association had troubled debt restructurings that were performing in accordance with their modified terms of $163,000 residential mortgage loans at June 30, 2010. As of June 30, 2011, all troubled debt restructurings were considered impaired.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2011 and 2010:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2011:
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$2,272	$2,272	$—	$2,292	$65
Multi-family	—	—	—	—	—
Commercial	104	104	—	105	2
Home equity lines of credit	—	—	—	—	—
Construction loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer loans	7	7	—	8	1
Loans with a specific valuation allowance
Real estate loans:
One-to-four family	3,063	3,063	808	3,081	55
Multi-family	—	—	—	—	—
Commercial	102	102	57	116	7
Home equity lines of credit	73	73	31	73	3
Construction loans	—	—	—	—	—
Commercial business loans	4	4	—	19	1
Consumer loans	123	123	58	133	11
Total:
Real estate loans:
One-to-four family	5,335	5,335	808	5,373	120
Multi-family	—	—	—	—	—
Commercial	206	206	57	221	9
Home equity lines of credit	73	73	31	73	3
Construction loans	—	—	—	—	—
Commercial business loans	4	4	—	19	1
Consumer loans	130	130	58	141	12

	$5,748	$5,748	$954	$5,827	$145

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2010:
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$960	$960	$—	$935	$47
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer loans	15	15	—	7	1
Loans with a specific valuation allowance
Real estate loans:
One-to-four family	3,528	3,528	869	3,456	42
Multi-family	—	—	—	—	—
Commercial	129	129	5	65	3
Home equity lines of credit	36	36	9	36	1
Construction loans	—	—	—	—	—
Commercial business loans	118	118	15	97	6
Consumer loans	31	31	19	16	1
Total:
Real estate loans:
One-to-four family	4,488	4,488	869	4,391	89
Multi-family	—	—	—	—	—
Commercial	129	129	5	65	3
Home equity lines of credit	36	36	9	36	1
Construction loans	—	—	—	—	—
Commercial business loans	118	118	15	97	6
Consumer loans	46	46	19	23	2

	$4,817	$4,817	$917	$4,612	$101

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

The following table presents the Association’s nonaccrual loans at June 30, 2011 and 2010:

	2011	2010
Real Estate Loans:
One-to-four family	$4,881	$3,056
Multi-family	—	—
Commercial	206	—
Home equity lines of credit	73	—
Construction loans	—	—
Commercial business loans	4	—
Consumer loans	108	—

Total	$5,272	$3,056

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2011	2010
Land	$824	$824
Buildings and improvements	4,880	4,730
Furniture and equipment	3,169	3,073

	8,873	8,627
Less accumulated depreciation	4,749	4,423

Net premises and equipment	$4,124	$4,204

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Note 6: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $64,500,000 and $52,336,000 at June 30, 2011 and 2010, respectively.

Custodial escrow balances in connection with the foregoing loan servicing were $622,000 and $441,000 at June 30, 2011 and 2010, respectively.

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2011 and 2010 was $408,000 and $156,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2011	2010
Fair value as of the beginning of the period	$156	$162
Additions:
Servicing assets resulting from asset transfers	135	93
Subtractions
Payments received and loans refinanced	(47)	(31)
Changes in fair value, due to changes in valuation inputs or assumptions	164	(68)

Fair value, end of period	$408	$156

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Note 7: Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $237,429,000 on June 30, 2011, and $118,136,000 on June 30, 2010. The amount as of June 30, 2011, includes $105,770,000 held in escrow accounts for the subscription offering that was closed on July 7, 2011. Approximately $61 million was returned to subscribers (See Note 17).

The following table represents interest expense by deposit type:

	2011	2010
Demand	$332	$616
Savings, NOW, and Money Market	197	288
Certificates of deposit	3,550	4,771
Brokered certificates of deposit	14	4

Total deposit interest expense	$4,093	$5,679

At June 30, 2011, the scheduled maturities of time deposits are as follows:

2012	$160,530
2013	33,327
2014	4,435
2015	2,291
2016	4,799

$205,382

Note 8: Federal Home Loan Bank Advances

The Federal Home Loan Bank advances totaled $22,500,000 as of June 30, 2011 and 2010. The Federal Home Loan Bank advances are secured by mortgage loans totaling $95,347,000 at June 30, 2011. Advances, at interest rates from 0.15 to 4.72 percent are subject to restrictions or penalties in the event of prepayment.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2011, are:

2012	$3,000,000
2013	3,500,000
Thereafter	16,000,000

$22,500,000

Note 9: Income Taxes

The Association files income tax returns in the U.S. federal jurisdiction and the States of Illinois and Missouri. The Association is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2007.

The provision for income taxes includes these components:

	2011	2010
Taxes currently payable	$1,631	$2,114
Deferred income taxes	(233)	(725)

Income tax expense	$1,398	$1,389

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

A reconciliation of income tax expense at the statutory rate to the Association’s actual income tax expense is shown below:

	2011	2010
Computed at the statutory rate (34%)	$1,438	$1,383
Increase (decrease) resulting from
Tax exempt interest	(17)	(20)
Cash surrender value of life insurance	(87)	(87)
State income taxes	141	86
Other	(77)	27

Actual tax expense	$1,398	$1,389

Tax rate as a percentage of pre-tax income	33%	34%

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2011	2010
Deferred tax assets
Allowance for loan losses	$1,242	$1,071
Accrued retirement liability	816	770
Deferred compensation	198	124
Deferred loan fees	97	102

	2,353	2,067

Deferred tax liabilities
Depreciation	(312)	(347)
Unrealized gains on available-for-sale securities	(1,245)	(1,612)
Post retirement health plan	(50)	(98)
Federal Home Loan Bank stock dividends	(301)	(301)
Other	(108)	(20)

	(2,016)	(2,378)

Net deferred tax asset (liability)	$337	$(311)

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Retained earnings at June 30, 2011 and 2010, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $754,000 at June 30, 2011 and 2010.

Note 10: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2011	2010
Unrealized gains (losses) on available-for-sale securities	$(707)	$3,640
Amortization of market differential on transfer of securities from available-for-sale to held-to-maturity	—	19
Less reclassification adjustment for realized gains included in income	259	1,108

	(966)	2,551
Postretirement health plan
Amortization of transition obligation	33	33
Amortization of prior service cost	(48)	(48)
Change in net loss	(113)	(350)

Other comprehensive income (loss), before tax effect	(1,094)	2,186
Tax expense (benefit)	(417)	831

Other comprehensive income (loss)	$(677)	$1,355

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

The components of accumulated other comprehensive income, included in equity, are as follows:

	2011	2010
Net unrealized gains on securities available-for-sale	$3,277	$4,243
Net unrealized postretirement health benefit plan obligations	129	257

	3,406	4,500
Tax effect	(1,293)	(1,710)

Total	$2,113	$2,790

Note 11: Regulatory Matters

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of June 30, 2011 and 2010, that the Association meets all capital adequacy requirements to which it is subject.

As of June 30, 2011, the most recent notification from regulators categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum amounts and ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association’s category.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011

Total capital (to risk weighted assets)	$38,552	16.6%	$18,519	8.0%	$23,149	10.0%

Tier 1 capital less low level recourse and residual interest (to risk-weighted assets)	36,311	15.7%	N/A	N/A	13,889	6.0%

Tier I capital (to adjusted total assets)	37,164	7.3%	15,258	3.0%	25,430	5.0%

Tangible capital (to adjusted total assets)	37,164	7.3%	7,629	1.5%	N/A	N/A

As of June 30, 2010

Total capital (to risk weighted assets)	$35,093	17.3%	$16,219	8.0%	$20,273	10.0%

Tier 1 capital less low level recourse and residual interest (to risk-weighted assets)	33,251	16.4%	N/A	N/A	12,164	6.0%

Tier I capital (to adjusted total assets)	34,483	9.0%	11,480	3.0%	19,133	5.0%

Tangible capital (to adjusted total assets)	34,483	9.0%	5,740	1.5%	N/A	N/A

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

The following is a reconciliation of the Association equity amount included in the consolidated balance sheets to the amounts reflected for regulatory purposes:

	2011	2010
Association equity	$39,441	$37,288
Less net unrealized gains	2,032	2,630
Less disallowed servicing amounts	86	16
Less disallowed deferred tax assets	159	159

Tier 1 capital	37,164	34,483

Plus allowance for loan losses	2,187	1,842
Less low-level recourse and residual interests	(799)	(1,232)

Total risk-based capital	$38,552	$35,093

Note 12: Related Party Transactions

At June 30, 2011 and 2010, the Association had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2011	2010
Balance beginning of year	$6,786	$7,427
New loans	887	2,439
Repayments	(2,354)	(3,080)

Balance, end of year	$5,319	$6,786

Deposits from related parties held by the Association at June 30, 2011 and 2010 totaled $1,314,000 and $968,000, respectively.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

Note 13: Employee Benefits

The Association sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Association’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Association may determine to be appropriate from time to time. The Association expects to contribute $55,000 to the plan in fiscal year 2012.

The Association uses a June 30 measurement date for the plans. Information about the plans’ funded status and pension cost follows:

	2011	2010
Change in benefit obligation
Beginning of year	$1,716	$1,309
Service cost	49	40
Interest cost	87	76
Actuarial gain	114	331
Benefits paid	(55)	(40)

End of year	$1,911	$1,716

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Significant balances, costs and assumptions are:

	Postretirement Plan
	2011	2010
Benefit obligation	$1,911	$1,716
Fair value of plan assets	—	—
Funded status	$(1,911)	$(1,716)

Accumulated benefit obligation	$1,911	$1,716

Amounts recognized in the consolidated balance sheets:
Accrued benefit cost	$1,932	$1,727

Components of net periodic benefit cost:

	2011	2010
Service cost	$49	$40
Interest cost	87	76
Amortization of net actuarial gain	—	(22)
Amortization of prior service cost	(48)	(48)
Amortization of transition amount	33	33

	$121	$79

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2011	2010
Net gain (loss)	$69	$(45)
Prior service credit	(322)	(369)
Transition obligation	124	157

	$(129)	$(257)

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Other significant balances and costs are:

	2011	2010
Employer contribution	$52	$37
Benefits paid	52	37
Benefit costs	121	79

Other changes in plan assets and benefit obligations recognized in other comprehensive income are described in Note 10.

The estimated net gain, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $0, $48,000 and $(33,000), respectively.

A discount rate of 5.00% and 5.25% for 2011 and 2010, respectively, was used to determine the benefit obligations and benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1- Percentage- Point Increase	1- Percentage- Point Decrease
Effect on total of service and interest cost components	$1	$(2)
Effect on postretirement benefit obligation	16	(21)

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011 and 2010, respectively. The rate was assumed to decrease gradually to 6% by the year 2020 and remain at that level thereafter.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2011:

2012	$64
2013	74
2014	89
2015	100
2016	113
2017-2021	705

The Association has a 401(k) plan covering substantially all employees. The Association matches 25% of the first 5% of employee’s compensation. Employer contributions charged to expense for 2011 and 2010 were $41,000 and $37,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Association’s contribution for the plan year ended June 30, 2011 and 2010 was $369,000 and $315,000, respectively.

The Association has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent and will be evaluated on an annual basis. The deferred compensation charged to expense totaled $190,000 and $122,000 for the year ended June 30, 2011 and 2010, respectively. The agreements accrued liability of $501,000 and $319,000 as of June 30, 2011 and 2010, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2012	$15,600
2013	28,800
2014	28,800
2015	28,800
2016	28,800
Thereafter	1,309,200

$1,440,000

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Note 14: Disclosures about Fair Value of Assets and Liabilities

Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2011 or 2010. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S Government and federal agencies and mortgage-backed GSE residential securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of June 30, 2011 or 2010.

Mortgage Servicing Rights

Mortgage servicing rights do no trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models having significant inputs of interest rate, prepayment speeds, servicing income and maturity date. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and 2010:

		2011 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Government and federal agency and GSEs	$152,127	$—	$152,127	$—
Mortgage-backed - GSE residential	35,536	—	35,536	—
State and political subdivisions	2,610	—	2,610	—
Mortgage servicing rights	408	—	—	408

		2010 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Government and federal agency and GSEs	$106,817	$—	$106,817	$—
Mortgage-backed - GSE residential	16,205	—	16,205	—
State and political subdivisions	2,725	—	2,725	—
Mortgage servicing rights	156	—	—	156

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2009	$162
Total realized and unrealized gains and losses included in net income	(68)
Servicing assets resulting from asset transfers	93
Payments received and loans refinanced	(31)

Balance, June 30, 2010	156
Total realized and unrealized gains and losses included in net income	164
Servicing assets resulting from asset transfers	135
Payments received and loans refinanced	(47)

Balance, June 30, 2011	$408

Total gains or losses for the period included in non-interest income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$164

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Association will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. Fair value adjustments on impaired loans were $(282,000) and $(739,000) for June 30, 2011 and 2010, respectively.

The following table presented the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and 2010:

		2011 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$2,370	$—	$—	$2,370

		2010 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$2,845	$—	$—	$2,845

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets to amounts other than fair value.

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

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Accrued Interest Payable and Advances From Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

Federal Home Loan Bank Advances

Rates currently available to the Association for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Commitments to Originate Loans and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$60,506	$60,506	$6,836	$6,836
Interest-bearing time deposits in banks	250	250	—	—
Available-for-sale securities	190,273	190,273	125,747	125,747
Loans held for sale	—	—	460	460
Loans, net of allowance for loan losses	240,020	246,867	233,753	237,729
Federal Home Loan Bank stock	3,121	3,121	3,121	3,121
Mortgage servicing rights	408	408	156	156
Accrued interest receivable	1,684	1,684	1,718	1,718

Financial liabilities
Deposits	444,065	444,749	320,558	321,092
Federal Home Loan Bank advances	22,500	24,862	22,500	24,910
Advances from borrowers for taxes and insurance	841	841	830	830
Accrued interest payable	158	158	185	185

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Lines of credit	0	0	0	0

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Note 15: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk. Other significant estimates not discussed in those footnotes include:

Current Economic Conditions

The current protracted economic decline continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

The accompanying financial statements have been prepared using values and information currently available to the Association.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Association’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Note 16: Commitments and Credit Risk

The Association generates commercial, mortgage and consumer loans and receives deposits from customers located in Watseka, Danville, Clifton, and Hoopeston, Illinois and within a 100-mile radius of the Association’s various locations. The Association generates commercial, mortgage and consumer loans from its location in Osage Beach, Missouri. The Association’s loans are generally secured by specific items of collateral including real property and consumer assets. Although the Association has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in the Association’s various locations.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At June 30, 2011 and 2010, the Association had outstanding commitments to originate loans aggregating approximately $6,251,000 and $784,500, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $1,925,000 and $117,000 at June 30, 2011 and 2010, respectively, with the remainder at floating market rates. The weighted average interest rates for fixed rate loan commitments were 4.28% and 4.88% as of June 30, 2011 and 2010, respectively.

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

At June 30, 2011, the Association had granted unused lines of credit to borrowers aggregating approximately $7,394,000 and $5,118,000 for commercial lines and open-end consumer lines, respectively. At June 30, 2010, the Association had granted unused lines of credit to borrowers aggregating approximately $6,681,000 and $4,842,000 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

At June 30, 2011 and 2010, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

Iroquois Federal Savings and Loan Association

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

(Table dollar amounts in thousands)

Note 17: Subsequent Events

On March 8, 2011, the Association’s Board of Directors adopted a Plan of Conversion (“Plan”), as amended on March 8, 2011, to convert from the mutual form of organization to the capital stock form of organization. A new Maryland-chartered corporation, IF Bancorp, Inc. (“Company”), was formed in March 2011 to become the savings and loan holding company of the Association upon consummation of the conversion. The Company filed a registration statement with the U.S. Securities and Exchange Commission which was declared effective on May 13, 2011. In the conversion, the Association became a wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock to eligible members of the Association and to the public. A total of 4,811,255 shares were registered in the offering representing an aggregate amount of $48.1 million. A total of 4,496,500 shares, par value of $0.01 per share, were sold on July 7, 2011 in the conversion at $10 per share, raising $44,965,000 of gross proceeds. The Company also established a charitable foundation that donated 7% of the total shares, or a total of 314,755 shares for $3,147,550 in the offering. The Association contributed $450,000 in cash to the charitable foundation. The subscription offering resulted in the receipt of $113 million in funds including transfers from deposit accounts, ESOP, and 401(k) accounts, which was in excess of the maximum amount of shares to be offered based on the Plan. At June 30, 2011, $113 million was held in escrow and reflected in deposits. The Association refunded approximately $68.9 million to potential subscribers. The Company established an employee stock ownership plan that purchased 8% of the total shares, or a total of 384,900 shares in the offering for a total of $3,849,000. IF Bancorp, Inc.’s common stock began trading on the NASDAQ Capital Market under the symbol “IROQ” on July 7, 2011.

The cost of the Conversion and issuing the capital stock were deferred and deducted from the proceeds of the offering on July 7, 2011. For the period January 1, 2011 through June 30, 2011, the Association had incurred approximately $766,209 in conversion costs, which are included in other assets on the balance sheet. The total amount of the conversion expenses was approximately $1.7 million.

In accordance with OTS regulations, at the time of the Conversion, the Association substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Association after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Association, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Association may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.