Form 10-Q
period 2011-09-30
IF Bancorp, Inc.
filed 2011-11-14
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 4,811,255 shares of common stock, par value $0.01 per share, issued and outstanding as of November 14, 2011.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30,	June 30,
	2011	2011
	(Unaudited)
Assets
Cash and due from banks	$20,200	$53,811
Interest-bearing demand deposits	1,505	6,695

Cash and cash equivalents	21,705	60,506

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	196,210	190,273
Loans, net of allowance for loan losses of $3,020 and $3,149 at September 30, 2011 and June 30, 2011, respectively	240,376	240,020
Premises and equipment, net of accumulated depreciation of $4,813 and $4,749 at September 30, 2011 and June 30, 2011	4,079	4,124
Federal Home Loan Bank stock, at cost	3,121	3,121
Foreclosed assets held for sale	680	710
Accrued interest receivable	2,297	1,684
Deferred income taxes	—	337
Bank-owned life insurance	7,301	7,235
Mortgage servicing rights	298	408
Other	1,438	2,148

Total assets	$477,755	$510,816

Liabilities and Equity
Liabilities
Deposits
Demand	$9,369	$8,400
Savings, NOW and money market	117,904	230,283
Certificates of deposit	192,912	199,381
Brokered certificates of deposit	11,000	6,001

Total deposits	331,185	444,065

Federal Home Loan Bank advances	59,000	22,500
Advances from borrowers for taxes and insurance	643	841
Deferred income taxes	132	—
Accrued post-retirement benefit obligation	1,952	1,932
Accrued interest payable	103	158
Other	1,401	1,879

Total liabilities	394,416	471,375

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 4,811,255 shares issued and outstanding	48	—
Additional paid-in capital	46,346	—
Unearned ESOP shares, at cost	(3,801)	—
Retained earnings	35,953	37,328
Accumulated other comprehensive income, net of tax	4,793	2,113

Total stockholders’ equity	83,339	39,441

Total liabilities and equity	$477,755	$510,816

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Loss) (Unaudited)

(Dollars in thousands)(except per share amount)

	Three Months Ended September 30,
	2011	2010
Interest and Dividend Income
Interest and fees on loans	$3,068	$3,251
Securities:
Taxable	1,369	1,092
Tax-exempt	30	31
Federal Home Loan Bank dividends	1	—
Deposits with other financial institutions	12	2

Total interest and dividend income	4,480	4,376

Interest Expense
Deposits	809	1,202
Federal Home Loan Bank advances	226	239

Total interest expense	1,035	1,441

Net Interest Income	3,445	2,935

Provision for Loan Losses	139	225

Net Interest Income After Provision for Loan Losses	3,306	2,710

Noninterest Income
Customer service fees	156	163
Other service charges and fees	43	77
Insurance commissions	183	216
Brokerage commissions	121	141
Net realized gains on sales of available-for-sale securities	50	228
Mortgage banking income (loss), net	(28)	176
Bank-owned life insurance income, net	66	65
Other	139	138

Total noninterest income	730	1,204

Noninterest Expense
Compensation and benefits	1,754	1,599
Office occupancy	121	112
Equipment	166	151
Federal deposit insurance	64	110
Stationary, printing and office	40	39
Advertising	78	64
Professional services	94	46
Supervisory examinations	65	53
Audit and accounting services	45	23
Organizational dues and subscriptions	18	16
Insurance bond premiums	24	24
Telephone and postage	55	48
Gain on foreclosed assets, net	(13)	(76)
Charitable contributions	3,601	3
Other	234	331

Total noninterest expense	6,346	2,543

Income (Loss) Before Income Tax	(2,310)	1,371
Provision (Benefit) for Income Tax	(935)	483

Net (Loss) Income	$(1,375)	$888

Loss Per Share:
Basic and diluted (Note 5)	$(.31)	N/A

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the three months ended September 30, 2011

Balance, July 1, 2011	$—	$—	$—	$37,328	$2,113	$39,441

Comprehensive income:

Net loss				(1,375)		(1,375)

Change in unrealized appreciation on available-for-sale securities, net of tax expense of $1,643	—	—	—	—	2,680	2,680

Total comprehensive income						1,305

Common stock issued in initial public offering, 4,811,255 shares, net of issuance costs of $1,725	48	46,340				46,388
Acquisition of ESOP shares, 384,900 shares			(3,849)			(3,849)
ESOP shares earned, 4,811 shares		6	48			54

Balance, September 30, 2011	$48	$46,346	$(3,801)	$35,953	$4,793	$83,339

For the three months ended September 30, 2010

Balance, July 1, 2010	$—	$—	$—	$34,498	$2,790	$37,288

Comprehensive income:

Net income				888		888

Change in unrealized appreciation on available-for-sale securities, net of tax expense of $423	—	—	—	—	690	690

Total comprehensive income						1,578

Balance, September 30, 2010	$—	$—	$—	$35,386	$3,480	$38,866

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2011	2010
Operating Activities
Net income (loss)	$(1,375)	$888
Items not requiring (providing) cash
Depreciation	101	93
Provision for loan losses	139	225
Amortization of premiums and discounts on securities	379	116
Deferred income taxes	(1,174)	731
Net realized gains on loan sales	28	(176)
Net realized gains on sales of available-for-sale securities	(50)	(228)
Gain on foreclosed assets held for sale	(13)	(76)
Bank-owned life insurance income, net	(66)	(65)
Originations of loans held for sale	(2,512)	(8,542)
Proceeds from sales of loans held for sale	2,594	9,154
ESOP compensation expense	54	—
Contribution of stock to the Foundation	3,148	—
Changes in
Accrued interest receivable	(613)	(306)
Other assets	710	(504)
Accrued interest payable	(55)	(27)
Post-retirement benefit obligation	20	21
Other liabilities	(478)	(588)

Net cash provided by operating activities	837	716

Investing Activities
Purchases of available-for-sale securities	(37,134)	(47,757)
Proceeds from the sales of available-for-sale securities	25,916	37,300
Proceeds from maturities and pay-downs of available-for-sale securities	9,275	16,541
Net change in loans	(691)	489
Purchase of premises and equipment	(56)	(159)
Proceeds from sale of foreclosed assets	239	176

Net provided by (cash used) in investing activities	(2,451)	6,590

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(111,410)	6,128
Net increase (decrease) in certificates of deposit, including brokered certificates	(1,470)	3,317
Net increase in advances from borrowers for taxes and insurance	(198)	(252)
Proceeds from Federal Home Loan Bank advances	152,500	23,500
Repayments of Federal Home Loan Bank advances	(116,000)	(26,500)
Proceeds from issuance of common stock, net of costs	43,240	—
Stock issuance from Employee Stock Ownership Plan purchase	(3,849)	—

Net cash provided by (used in) financing activities	(37,137)	6,193

Net Increase (Decrease) in Cash and Cash Equivalents	(38,801)	13,499
Cash and Cash Equivalents, Beginning of Period	60,506	6,836

Cash and Cash Equivalents, End of Period	$21,705	$20,335

Supplemental Cash Flows Information
Interest paid	$1,090	$1,468
Income taxes paid, net of refunds	223	257
Foreclosed assets acquired in settlement of loans	213	16
Supplemental disclosure of noncash financing activities

With the initial public offering in July 2011, the Company loaned $3,849,000 to the Employee Stock Ownership Plan, which was used to acquire 384,900 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets. Payments on the loan were $66 which included $39 in principal and $26 in interest. In addition, the Company donated 314,755 shares valued at $3,147,550 to a charitable foundation.	0	0

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Form 10-Q (Unaudited)

(Table dollar amounts in thousands)

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Financial Statement Presentation

IF Bancorp, Inc., a Maryland corporation (the “Company”), became the holding company for Iroquois Federal Savings and Loan Association (the “Association”) upon completion of the Association’s conversion from the mutual form of organization to the stock holding company form of organization (the “Conversion”) on July 7, 2011. For more information regarding the Conversion, see Note 2 of these notes to condensed consolidated financial statements.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2011 and June 30, 2011, and the results of its operations for the three month periods ended September 30, 2011 and 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The results of operations for the three-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Note 2:	The Conversion

On March 8, 2011, the Association’s Board of Directors adopted a Plan of Conversion (“Plan”), as amended on March 8, 2011, to convert from the mutual form of organization to the capital stock form of organization (the “Conversion”). The Company was formed in March 2011 to become the savings and loan holding company of the Association upon consummation of the Conversion. The Company filed a registration statement with the U.S. Securities and Exchange Commission which was declared effective on May 13, 2011. In the Conversion, the Association became a wholly owned subsidiary of the Company, and the Company issued and sold shares of its common stock, par value $0.01 per share, to eligible members of the Association. A total of 4,811,255 shares of common stock were registered in the offering for $48.1 million. A total of 4,496,500 shares were sold on July 7, 2011 in the conversion at $10 per share, raising $44,965,000 of gross proceeds. The Company also donated 7% of the total shares or a total of 314,755 shares for $3,147,550 in the offering to establish a charitable foundation (the “Foundation”). The Association also contributed $450,000 in cash to the Foundation. The 314,755 donated shares were valued at $3,147,550 ($10.00 per share) at the time of conversion. This $3,147,550 and the $450,000 cash donation were both expensed during the quarter ended September 30, 2011.

The subscription offering resulted in the receipt of $113 million in funds including transfers from deposit accounts, ESOP, and 401(k) accounts, which was in excess of the maximum amount of shares to be offered based on the Plan. At June 30, 2011, $113 million was held in escrow and reflected in deposits. During the quarter ended September 30, 2011, the Association refunded approximately $68.9 million to potential subscribers. The Company established an employee stock ownership plan that purchased 8% of the total shares issued in the offering, or 384,900 shares, for a total of $3,849,000. IF Bancorp, Inc.’s common stock began trading on the NASDAQ Capital Market under the symbol “IROQ” on July 8, 2011.

The cost of the Conversion and issuing the capital stock were deferred and deducted from the proceeds of the offering on July 7, 2011. For the period January 1, 2011 through June 30, 2011, the Association had incurred approximately $766,209 in conversion costs, which were included in other assets on the balance sheet at June 30, 2011. The total amount of the conversion costs was approximately $1.73 million and was netted from the conversion proceeds.

In accordance with applicable regulations, at the time of the Conversion, the Association substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Association after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Association, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Association may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Note 3:	New Accounting Pronouncements

Recent and Future Accounting Requirements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption was permitted. The Company adopted the provisions of this guidance and resulted in no additional loans classified as troubled debt restructures. The impact of ASU 2011-02 on our disclosures is reflected in Note 7 – Loans.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.

The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is currently evaluating the impact of this standard.

Note 4:	Employee Stock Ownership Plan (ESOP)`

In connection with the conversion to stock form, the Association established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 384,900 shares (approximately 8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association and dividends received by the ESOP, with funds from any contributions on ESOP assets. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest 100% in their accrued benefits under the employee stock ownership plan after six vesting years, with prorated vesting in years two through five. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Association. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Association’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Participants receive the shares at the end of employment.

The Company is accounting for its ESOP in accordance with ASC Topic 718, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per shares computations. Dividends, if any, on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

A summary of ESOP shares at September 30. 2011 is as follows (dollars in thousands):

Shares committed for release	4,811
Unearned shares	380,089

Total ESOP shares	384,900

Fair value of unearned ESOP shares	$4,200

Note 5	Loss Per Common Share (“EPS”)

Basic loss per common share are presented for the period beginning July 7, 2011, the date of conversion, to September 30, 2011. Loss per share data is not presented for the three months ended September 30, 2010, since there were no outstanding shares of common stock until the conversion on July 7, 2011. The factors used in the loss per common share computation follows:

Three Months Ended
September 30, 2011
Basic
Net loss since formation of the Company on July 7, 2011	$(1,375)

Weighted average common shares outstanding	4,811,255
Less: Average unallocated ESOP shares	(384,848)

Average shares	4,426,407

Basic and diluted loss per common share	$(.31)

There were no potential dilutive common shares for the period presented. There were no common shares outstanding prior to July 7, 2011.

Note 6:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
September 30, 2011 (unaudited):
U.S. government and federal agency	$143,839	$5,510	$—	$149,349
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	42,024	1,832	(7)	43,849
State and political subdivisions	2,747	265		3,012

	$188,610	$7,607	$(7)	$196,210

June 30, 2011:
U.S. Government and federal agency	$149,791	$3,132	$(796)	$152,127
Mortgage-backed:
Government-sponsored enterprises (GSE) – residential	34,724	844	(32)	35,536
State and political subdivisions	2,481	129	—	2,610

	$186,996	$4,105	$(828)	$190,273

With the exception of U.S. Government and federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $143,839,000 and $42,024,000, respectively, and a market value of approximately $149,349,000 and $43,849,000, respectively, at September 30, 2011 (unaudited), the Company held no securities at September 30, 2011 (unaudited) with a book value that exceeded 10% of total equity.

All mortgage-backed securities at September 30, 2011 (unaudited), and June 30, 2011 were issued by government sponsored enterprises.

The amortized cost and fair value of available-for-sale securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value

Within one year	$1,144	$1,184
One to five years	28,486	31,106
Five to ten years	116,892	120,003
After ten years	64	68

	146,586	152,361
Mortgage-backed securities	42,024	43,849

Totals	$188,610	$196,210

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $57,337,000 and $56,140,000 as of September 30, 2011 and June 30, 2011, respectively.

Gross gains of $56,000 and $228,000, and gross losses of $6,000 and $0, resulting from sales of available-for-sale securities were realized for the three month periods ended September 30, 2011 and 2010, respectively. The tax provision applicable to these net realized gains amounted to approximately $21,000 and $87,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at September 30, 2011 was $2,643,000, which is approximately 1% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 (unaudited):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
Mortgage backed:
Government-sponsored enterprises (GSE) - residential	$2,643	$(7)	$—	$—	$2,643	$(7)

Total temporarily impaired securities	$2,643	$(7)	$—	$—	$2,643	$(7)

U.S. Government Agencies

The unrealized losses on the Company’s investments in Mortgage-Backed Government Sponsored Enterprises (GSE) were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011 (unaudited).

Note 7:	Loans and Allowance for Loan Losses

Categories of loans include:

	September 30, 2011	June 30, 2011
	(Unaudited)

Real estate loans:
One-to-four family, including home equity loans	$147,198	$148,448
Multifamily	26,472	26,299
Commercial	28,986	27,402
Home equity lines of credit	9,709	10,043

Construction	4,701	4,039
Commercial	11,618	12,068
Consumer	15,283	15,779

Total loans	243,967	244,078

Less:
Unearned fees and discounts, net	27	19
Loans in process	544	890
Allowance for loan losses	3,020	3,149

Loans, net	$240,376	$240,020

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s principal lending activity is the origination of one-to four-family residential mortgage loans but also includes multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion and Iroquois, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Company’s lending policies and procedures on a routine basis. Management routinely (at least quarterly) reviews our allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Our underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship. The integrity and character of the borrower are significant factors in our loan underwriting. As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out. Additional significant underwriting factors beyond location, duration, the sound and profitable cash flow basis underlying the loan and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one-to-four family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one-to-four family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $150,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one-to-four family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans or $750,000 for individual loans, and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, the President, and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directorates, are reviewed for compliance with regulatory guidelines and the board of directors at least annually.

The Company conducts internal loan reviews that validate the loans against the Company’s loan policy quarterly for mortgage, consumer, and small commercial loans on a sample basis, and all larger commercial loans on an annual basis. Beginning January 1, 2011, the Company also began receiving independent loan reviews performed by a third party on larger commercial loans to be performed annually. In addition to compliance with our policy, the loan review process reviews the risk assessments made by our credit department, lenders and loan committees. Results of these reviews are presented to management and the board of directors.

The Company’s lending can be summarized into six primary areas; one-to-four family residential mortgage loans, commercial real estate and multi-family real estate loans, home equity lines of credits, real estate construction, commercial business loans, and consumer loans. The primary lending market includes the Illinois counties of Vermilion and Iroquois, as well as the adjacent counties in Illinois and Indiana, and the Missouri counties of Camden, Miller, and Morgan.

One-to-four family Residential Mortgage Loans

The Company offers one-to four-family residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. In recent years there has been an increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, the Company has sold a substantial portion of the fixed-rate one-to-four family residential mortgage loans with terms of 15 years or greater. Generally, the Company retains fixed-rate one-to-four family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans originated in recent years due to the favorable long-term rates for borrower.

In addition, the Company also offers home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria used to underwrite one-to-four family residential mortgage loans.

As one-to-four family residential mortgage and home equity loan underwriting are subject to specific regulations, the Company typically underwrites its one-to-four family residential mortgage and home equity loans to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

Commercial Real Estate and Multi-Family Real Estate Loans

Commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, strip mall centers, farm loans secured by real estate and churches. In underwriting commercial real estate and multi-family real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the Association.

Home Equity Lines of Credit

In addition to traditional one-to-four family residential mortgage loans and home equity loans, the Company offers home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria used to underwrite one-to-four family residential mortgage loans. As home equity lines of credit underwriting are subject to specific regulations, the Company typically underwrites its home equity lines of credit to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

Commercial Business Loans

The Company originates commercial non-mortgage business (term) loans and adjustable lines of credit. These loans are generally originated to small- and medium-sized companies in the Company’s primary market area. Commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. The Company also offers agriculture loans that are not secured by real estate.

The commercial business loan portfolio consists primarily of secured loans. When making commercial business loans, the Company considers the financial statements, lending history and debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. The cash flows of the underlying borrower, however, may not perform consistent with historical or projected information. Further, the collateral securing loans may fluctuate in value due to individual economic or other factors. Virtually all of our loans are guaranteed by the principals of the borrower. The Company has established minimum standards and underwriting guidelines for all commercial loan types.

Real Estate Construction Loans

The Company originates construction loans for one-to-four family residential properties and commercial real estate properties, including multi-family properties. The Company generally requires that a commitment for permanent financing to be in place prior to closing the construction loan. The repayment of these loans is typically through permanent financing following completion of the construction. Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.

Consumer Loans

Consumer loans consist of installment loans to individuals, primarily automotive loans. These loans are centrally underwritten utilizing the borrower’s financial history, including the Fair Isaac Corporation (“FICO”) credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower. Consumer loans may be underwritten with terms up to seven years, fully amortized. Unsecured loans are limited to twelve months. Loan-to-value ratios vary based on the type of collateral. The Company has established minimum standards and underwriting guidelines for all consumer loan collateral types.

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $55,458,000 and $53,701,000 as of September 30, 2011 and June 30, 2011, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

The Company’s loans receivable included purchased loans of $19,976,000 and $20,966,000 at September 30, 2011 and June 30, 2011, respectively. All of these loans are out-of-area purchased loans which are secured by single family homes located primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $10,877,000 and $10,484,000 at September 30, 2011 and June 30, 2011, respectively, of which $7,203,000 and $6,385,000, at September 30, 2011 and June 30, 2011 were outside our primary market area. These participation loans are secured by real estate and other business assets.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three-month periods ended September 30, 2011 and September 30, 2010, and the year ended June 30, 2011:

	Three Months Ended September 30, 2011 (Unaudited)
	Real Estate Loans
	One-to-Four Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,987	$250	$232	$120
Provision charged to expense	107	20	(4)	(6)
Losses charged off	(262)	—	—	—
Recoveries	20	—	—	—

Balance, end of period	$1,852	$270	$228	$114

Ending balance: individually evaluated for impairment	$643	$21	$56	$27

Ending balance: collectively evaluated for impairment	$1,209	$249	$172	$87

Loans:
Ending balance: individually evaluated for impairment	$4,953	$1,561	$204	$71

Ending balance: collectively evaluated for impairment	$142,245	$24,911	$28,782	$9,638

Ending balance	$147,198	$26,472	$28,986	$9,709

	Three Months Ended September 30, 2011 (Unaudited) (continued)
	Construction Loans	Commercial Business Loans	Consumer Loans	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$30	$352	$169	$9	$3,149
Provision charged to expense	9	(37)	47	3	139
Losses charged off	—	—	(28)	—	(290)
Recoveries	—	—	2	—	22

Balance, end of period	$39	$315	$190	$12	$3,020

Ending balance: individually evaluated for impairment	$—	$—	$64	$—	$811

Ending balance: collectively evaluated for impairment	$39	$315	$126	$12	$2,209

Loans:
Ending balance: individually evaluated for impairment	$—	$4	$132	$—	$6,925

Ending balance: collectively evaluated for impairment	$4,701	$11,614	$15,151	$—	$237,042

Ending balance	$4,701	$11,618	$15,283	$—	$243,967

	Year Ended June 30, 2011
	Real Estate Loans
	One-to-Four Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,785	$202	$175	$71
Provision charged to expense	1,106	48	57	49
Losses charged off	(920)	—	—	—
Recoveries	16	—	—	—

Balance, end of period	$1,987	$250	$232	$120

Ending balance: individually evaluated for impairment	$808	$—	$57	$31

Ending balance: collectively evaluated for impairment	$1,179	$250	$175	$89

Loans:
Ending balance: individually evaluated for impairment	$5,335	$—	$206	$73

Ending balance: collectively evaluated for impairment	$143,113	$26,299	$27,196	$9,970

Ending balance	$148,448	$26,299	$27,402	$10,043

		Year Ended June 30, 2011 (continued)
	Construction Loans	Commercial Business Loans	Consumer Loans	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$—	$400	$127	$7	$2,767
Provision charged to expense	30	(18)	77	2	1,351
Losses charged off	—	(30)	(54)	—	(1,004)
Recoveries	—	—	19	—	35

Balance, end of period	$30	$352	$169	$9	$3,149

Ending balance: individually evaluated for impairment	$—	$—	$58	$—	$954

Ending balance: collectively evaluated for impairment	$30	$352	$111	$9	$2,195

Loans:
Ending balance: individually evaluated for impairment	$—	$4	$130	$—	$5,748

Ending balance: collectively evaluated for impairment	$4,039	$12,064	$15,649	$—	$238,330

Ending balance	$4,039	$12,068	$15,779	$—	$244,078

Activity in the allowance for loan losses for the three months ended September 30, 2010 was as follows:

Three Months Ended September 30, 2010 (Unaudited)

Balance, beginning of period	$2,767
Provision charged to expense	225
Losses charged off, net of recoveries of $2,000 for the three months ended September 30, 2010	(368)

Balance, end of period	$2,624

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

The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for estimated credit losses on individual loans that are determined to be impaired through the Company’s review for identified problem loans; and (2) a general allowance based on estimated credit losses inherent in the remainder of the loan portfolio.

The specific allowance is measured by determining the present value of expected cash flows, the loan’s observable market value, or for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expense. Factors used in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition for loans secured by real estate, the Company also considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

The Company establishes a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Company’s historical loss experience, delinquency trends, and management’s evaluation of the collectability of the loan portfolio. The allowance is then adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include: (1) Management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

Although the Company’s policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, the Company has historically evaluated every loan classified as substandard, regardless of size, for impairment as part of the review for establishing specific allowances. The Company’s policy also allows for general valuation allowance on certain smaller-balance, homogenous pools of loans which are loans criticized as special mention or watch. A separate general allowance calculation is made on these loans based on historical measured weakness, and which is no less than twice the amount of the general allowance calculated on the non-classified loans.

There have been no changes to the Company’s accounting policies or methodology from the prior periods.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. All loans are graded at inception of the loan. Subsequently, analyses are performed on an annual basis and grade changes are made as necessary. Interim grade reviews may take place if circumstances of the borrower warrant a more timely review. The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Watch,” “Substandard,” “Doubtful,” and “Loss.” The Company uses the following definitions for risk ratings:

Pass – Loans classified as pass are well protected by the ability of the borrower to pay or by the value of the asset or underlying collateral.

Watch – Loans classified as watch have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans					Commercial
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction Loans	Business Loans	Consumer Loans	Total

September 30, 2011 (Unaudited):
Pass	$142,055	$24,911	$28,782	$9,637	$4,701	$10,324	$15,151	$235,561
Watch	191	—	—	—	—	1,290	—	1,481
Substandard	4,952	1,561	204	72	—	4	130	6,923
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	2	2

Total	$147,198	$26,472	$28,986	$9,709	$4,701	$11,618	$15,283	$243,967

	Real Estate Loans					Commercial
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction Loans	Business Loans	Consumer Loans	Total

June 30, 2011:
Pass	$142,931	$24,787	$27,196	$9,970	$4,039	$10,739	$15,646	$235,308
Watch	71	—	—	—	—	1,325	3	1,399
Substandard	5,446	1,512	206	73	—	4	130	7,371
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$148,448	$26,299	$27,402	$10,043	$4,039	$12,068	$15,779	$244,078

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

September 30, 2011 (Unaudited):
Real estate loans:
One-to-four family	$2,097	$986	$3,125	$6,208	$140,990	$147,198	$—
Multi-family	—	—	—	—	26,472	26,472	—
Commercial	236	—	84	320	28,666	28,986	—
Home equity lines of credit	60	123	—	183	9,526	9,709	—
Construction	—	—	—	—	4,701	4,701	—
Commercial	52	1	—	53	11,565	11,618	—
Consumer	141	78	62	281	15,002	15,283	—

Total	$2,586	$1,188	$3,271	$7,045	$236,922	$243,967	$—

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

June 30, 2011:
Real estate loans:
One-to-four family	$2,619	$631	$3,458	$6,708	$141,740	$148,448	$—
Multi-family	—	—	—	—	26,299	26,299	—
Commercial	198	—	104	302	27,100	27,402	—
Home equity lines of credit	283	67	37	387	9,656	10,043	—
Construction	—	—	—	—	4,039	4,039	—
Commercial	19	—	—	19	12,049	12,068	—
Consumer	149	80	25	254	15,525	15,779	—

Total	$3,268	$778	$3,624	$7,670	$236,408	$244,078	$—

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan-by-loan basis by either the present value of the expected future cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Significant restructured loans are considered impaired in determining the adequacy of the allowance for loan losses.

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $3,920,000 in troubled debt restructurings that were classified as impaired.

The following tables present impaired loans:

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

September 30, 2011 (Unaudited):
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$2,145	$2,145	$—	$2,147	$2
Multi-family	—	—	—	103	—
Commercial	102	102	—	—	—
Home equity line of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	8	8	—	9	—

Loans with a specific allowance
Real estate loans:
One-to-four family	2,808	2,808	643	2,805	—
Multi-family	1,561	1,561	21	1,561	—
Commercial	101	101	56	102	—
Home equity line of credit	72	72	27	72	—
Construction	—	—	—	—	—
Commercial	4	4	—	4	—
Consumer	124	124	64	125	1
Total:
Real estate loans:
One-to-four family	4,953	4,953	643	4,952	2
Multi-family	1,561	1,561	21	1,561	—
Commercial	203	203	56	205	—
Home equity line of credit	72	72	27	72	—
Construction	—	—	—	—	—
Commercial	4	4	—	4	—
Consumer	132	132	64	134	1

	$6,925	$6,925	$811	$6,928	$3

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

June 30, 2011:
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$2,272	$2,272	$—	$2,292	$65
Multi-family	—	—	—	—	—
Commercial	104	104	—	105	2
Home equity line of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	7	7	—	8	1

Loans with a specific allowance
Real estate loans:
One-to-four family	3,063	3,063	808	3,081	55
Multi-family	—	—	—	—	—
Commercial	102	102	57	116	7
Home equity line of credit	73	73	31	73	3
Construction	—	—	—	—	—
Commercial	4	4	—	19	1
Consumer	123	123	58	133	11
Total:
Real estate loans:
One-to-four family	5,335	5,335	808	5,373	120
Multi-family	—	—	—	—	—
Commercial	206	206	57	221	9
Home equity line of credit	73	73	31	73	3
Construction	—	—	—	—	—
Commercial	4	4	—	19	1
Consumer	130	130	58	141	12

	$5,748	$5,748	$954	$5,827	$145

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at September 30, 2011 (unaudited) and June 30, 2010:

	September 30, 2011	June 30, 2011

Mortgages on real estate:
One-to-four family	$4,775	$4,881
Multi-family	1,561	—
Commercial	203	206
Home equity lines of credit	72	73
Construction loans	—	—
Commercial business loans	4	4
Consumer loans	103	108

Total	$6,718	$5,272

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDR”), where economic concessions have been granted to borrowers who have experienced financial difficulties, which were classified a impaired. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired at the time of restructuring and may be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of a least six months, and typically are returned to performing status after twelve months, unless impairment still exists.

When loans and leases are modified into a TDR, the Company evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, and uses the current fair value of the collateral, less selling costs, for collateral dependent loans. If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, the Company evaluates all TDRs, including those that have payment defaults, for possible impairment and recognizes impairment through the allowance.

During the quarter ended September 30, 2011, the Company adopted ASU 2011-02. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after July 1, 2011, the beginning of our current fiscal year, for identification as TDRs. The Company identified no loans as troubled debt restructurings for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology. Therefore, there was no additional impact to the allowance for loan losses as a result of the adoption.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of September 30, 2011 and June 30, 2011. As of September 30, 2011 all loans listed were on nonaccrual except for two, one- to four-family residential loans totaling $178,000 and two consumer loans totaling $8,000. All loans listed as of June 30, 2011 were on nonaccrual.

	September 30, 2011	June 30, 2011
	(unaudited)
Real estate loans
One- to four-family	$2,199	$1,633
Home equity lines of credit	—	—
Multi-family	1,561	—
Commercial	101	102

Construction	0	0

Total real estate loans	3,861	1,735

Commercial and industrial	4	4

Consumer loans	55	71

Total	$3,920	$1,810

The following table represents loans modified as troubled debt restructures during the three month period ending September 30, 2011:

	Three Months Ended September 30, 2011
(unaudited)	Number of Modifications	Recorded Investment

Real estate loans:
One- to four-family	10	$839
Home equity lines of credit	—	—
Multi-family	1	1,561
Commercial	—	—

Construction	—	—

Total real estate loans	11	2,400

Commercial	—	—

Consumer loans	—	—

Total	11	$2,400

During the three month period ended September 30, 2011, the Company modified ten one- to four-family residential real estate loans, with a recorded investment of $839,000, which were deemed TDRs. None of the modifications included the lowering of the interest rate. All ten of the modifications, totaling $839,000 involved payment adjustment or maturity concessions, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific allowances of $67,000, based upon the fair value of the collateral.

In addition, the Company modified one multi-family residential real estate loan during the period, which had recorded investment of $1.6 million prior to modification and was deemed a TDR. The modification resulted in an extended maturity date without a change in interest rate, which resulted in a specific allowance of $21,000 based upon the fair value of the collateral.

Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses.

Management considers the level of defaults within the various portfolios, as well as the current adverse economic environment and negative outlook in the real estate and collateral markets when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. We believe the qualitative adjustments more accurately reflect collateral values in light of the sales and economic conditions that we have recently observed.

Note 8:	Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $3,121,000 of Federal Home Loan Bank stock as of September 30, 2011 and June 30, 2011. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Board. During the quarter ended September 30, 2011, FHLB’s capital plan was approved by the FHFA. This plan will include a capital stock conversion as of January 1, 2012. In conjunction with the capital plan, FHLB is preparing a plan for submission to FHFA, for the FHLB to begin repurchasing excess stock over time after the effective date of the capital plan. The FHLB continues to provide liquidity and funding through advances. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval. The FHLB did not pay a dividend in 2010; however, in calendar year-to-date 2011 the FHLB has twice declared and paid quarterly dividends at an annualized rate of 10 basis points per share. Management performed an analysis as of September 30, 2011 and June 30, 2011 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 9:	Accumulated Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	Three Months Ended September 30,
	2011	2010
	(Unaudited)

Net unrealized gains on securities available-for-sale	$4,373	$1,341

Less reclassification adjustment for realized gains included in income	50	228

Other comprehensive income, before tax effect	4,323	1,113
Less tax expense	1,643	423

Other comprehensive income	$2,680	$690

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2011	June 30, 2011
	(Unaudited)

Net unrealized gains on securities available-for-sale	$7,600	$3,277
Net unrealized postretirement health benefit plan obligations	129	129

	7,729	3,406
Tax effect	(2,936)	(1,293)

Total	$4,793	$2,113

Note 10:	Income Taxes

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Three Months Ended September 30,
	2011	2010
	(Unaudited)

Computed at the statutory rate (34%)	$(785)	$466
Decrease resulting from
Tax exempt interest	(13)	(7)
Cash surrender value of life insurance	(22)	(22)
State income taxes	(74)	26
Other	(41)	20

Actual (benefit) expense	$(935)	$483

The Company established a charitable foundation at the time of its mutual to stock conversion and donated to it shares of common stock equal to 7% of the shares sold in the offering, or 314,755 shares. The donated shares were valued at $3,147,550 ($10.00 per share) at the time of conversion. The Association also contributed $450,000 in cash to the Foundation. The $3,147,550 and the $450,000 cash donation, or a total of $3,597,550, was expensed during the quarter ended September 30, 2011. The Company established a deferred tax asset associated with this charitable contribution. No valuation allowance was deemed necessary as it appears the Company will be able to deduct the contribution, which is subject to limitations each year, during the current year and five year carry forward period.

Note 11:	Disclosures About Fair Value of Assets and Liabilities

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

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2011 or June 30, 2011. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential), state and political subdivision and corporate securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of September 30, 2011 or June 30, 2011.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and June 30, 2011:

	$000,000	$000,000	$000,000	$000,000
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011 (Unaudited):
Available-for-sale securities:
US Government and federal agency and GSEs	$149,349	$—	$149,349	$—
Mortgage-backed securities – GSE residential	43,849	—	43,849	—
State and political subdivisions	3,012	—	3,012	—

Mortgage servicing rights	298	—	—	298

	$000,000	$000,000	$000,000	$000,000
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Available-for-sale securities:
US Government and federal agency and GSEs	$152,127	$—	$152,127	$—
Mortgage-backed securities – GSE residential	35,536	—	35,536	—
State and political subdivisions	2,610	—	2,610	—

Mortgage servicing rights	408	—	—	408

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2011	$408

Total realized and unrealized gains and loss included in net income	(116)
Servicing assets resulting from asset transfers	22
Payments received and loans refinanced	(15)

Balance, September 30, 2011	$298

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(116)

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amounts of impairment include estimating fair value include using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. Fair value adjustments on impaired loans were $(7,000) for the quarter ended September 30, 2011, compared to $(282,000) for the year ended June 30, 2011.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and June 30, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

September 30, 2011 (Unaudited):

Impaired loans (collateral dependent)	$2,792	$		$		$2,792

June 30, 2011:

Impaired loans (collateral dependent)	$2,370		$—		$—	$2,370

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2011 and June 30, 2011:

	September 30, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets
Cash and cash equivalents	$21,705	$21,705	$60,506	$60,506
Interest-bearing time deposits in banks	250	250	250	250
Available-for-sale securities	196,210	196,210	190,273	190,273
Loans, net of allowance for loan losses	240,376	247,820	240,020	246,867
Federal Home Loan Bank stock	3,121	3,121	3,121	3,121
Mortgage servicing rights	298	298	408	408
Accrued interest receivable	2,297	2,297	1,684	1,684

Financial liabilities
Deposits	331,185	332,086	444,065	444,749
Federal Home Loan Bank advances	59,000	61,708	22,500	24,862
Advances from borrowers for taxes and insurance	643	643	841	841
Accrued interest payable	103	103	158	158

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Lines of credit	0	0	0	0

Note 12:	Commitments

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. - Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with Iroquois Federal’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to Iroquois Federal’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation bringing our total shares to 4,811,255. The 314,755 shares donated to the foundation were valued at $3,147,550 ($10.00 per share) at the time of the conversion. This $3,147,550 and a $450,000 cash donation to the foundation were both expensed during the quarter ended September 30, 2011.

IF Bancorp, Inc. (“Company”) is a savings and loan holding company and is subject to regulation by the Federal Reserve Board of Governors. The Company’s business activities are limited to oversight of its investment in Iroquois Federal Savings & Loan Association (“Association”).

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton and Hoopeston, Illinois and Osage Beach, Missouri. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency, Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) decreased to 2.89% for the three months ended September 30, 2011 from 3.06% for the three months ended September 30, 2010. Due to an increase in earning assets, this contributed to an increase in net interest income to $13.8 million on an annualized basis for the three months ended September 30, 2011 from $11.7 million for the three months ended September 30, 2010.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $7.4 million or 1.6% of total assets at September 30, 2011, and $6.0 million, or 1.2% of total assets at June 30, 2011.

At September 30, 2011, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net loss for the three months ended September 30, 2011 was $1.4 million, compared to our net income of $888,000 for the three months ended September 30, 2010. The decrease in net income was due to an increase in noninterest expense, which included a $3.6 million contribution to our newly established charitable foundation, and a decrease in noninterest income, partially offset by an increase in interest income, and decreases in interest expense and the provision for loan losses.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2011 and June 30, 2011

Total assets decreased $33.0 million, or 6.5%, to $477.8 million at September 30, 2011 from $510.8 million at June 30, 2011. The decrease was primarily due to a $38.8 million decrease in cash and cash equivalents partially offset by an increase of $5.9 million in investment securities. This large change was a result of our mutual to stock conversion that closed on July 7, 2011. The stock offering in connection with the conversion was oversubscribed which resulted in $68.9 million in over subscriptions being refunded to subscribers shortly after the closing of the conversion. This was somewhat offset by an increase of $36.5 million in FHLB advances during the period.

Net loans receivable, including loans held for sale, increased slightly by $356,000, or 0.2%, to $240.4 million at September 30, 2011 from $240.0 million at June 30, 2011. The increase in net loans receivable during this period was due primarily to a $1.6 million, or 5.8%, increase in commercial real estate loans and a $662,000, or 16.4%, increase in construction loans. These increases were partially offset by a $1.3 million, or 0.8%, decrease in one-to-four family residential loans (due primarily to increased sales of loans originated), a decrease of $496,000, or 3.1%, in consumer loans and a $450,000, or 3.7%, decrease in commercial business loans.

Investment securities, consisting entirely of securities available for sale, increased $5.9 million, or 3.1%, to $196.2 million at September 30, 2011 from $190.3 million at June 30, 2011. Purchased investment securities, consisted primarily of agency debt obligations with terms of four to six years and fixed-rate GSE mortgage backed securities with terms of 15 years, all of which are held as available for sale. We had no securities held to maturity at September 30, 2011 or June 30, 2011.

As of September 30, 2011, other assets decreased $710,000 to $1.4 million, accrued interest receivable increased $613,000 to $2.3 million, and mortgage servicing rights decreased $110,000 to $298,000 from the balance as of June 30, 2011. The decrease in other assets was attributable to prepaid conversion costs which were $766,000 at June 30, 2011 and reduced to zero at September 30, 2011. Accrued interest receivable increased as a result of the increase in available-for-sale securities portfolio. Mortgage servicing rights decreased by $110,000 to $298,000 due to a reduction in the fair value mortgage servicing rights as a result of decreased market interest rates at September 30, 2011.

At September 30, 2011, our investment in bank-owned life insurance was $7.3 million, an increase of $66,000 from $7.2 million at June 30, 2011. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $14.7 million at September 30, 2011.

Deposits decreased $112.9 million, or 25.4%, to $331.2 million at September 30,, 2011 from $444.1 million at June 30, 2011. Certificates of deposit decreased $6.5 million, or 3.2%, to $192.9 million, savings, NOW, and money market accounts decreased $112.4 million, or 48.8%, to $117.9 million, brokered certificates of deposit increased $5.0 million, or 83.3.0%, to $11.0 million, and noninterest bearing demand accounts increased $969,000, or 11.5%, to $9.4 million. The primary reason for the large decrease in deposits was due to our mutual to stock conversion which closed on July 7, 2011, for which we held approximately $113 million in escrow deposit balances at June 30, 2011.

Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $36.5 million, or 162.2%, to $59.0 million at September 30, 2011 from $22.5 million at June 30, 2011. We increased our borrowings to purchase investment securities as we reposition our portfolio in anticipation of securities being called over the next several months. Current interest rates on borrowings are more favorable than rates paid on deposits.

Other liabilities decreased $478,000, or 25.4%, to $1.4 million at September 30, 2011 from $1.9 million on June 30, 2011. The decrease was attributable to a general decrease in accounts payable and accrued expenses payable due to timing of payments.

Total equity increased $43.9 million, or 111.3%, to $83.3 million at September 30, 2011 from $39.4 million at June 30, 2011. The increase was primarily the result of our mutual to stock conversion which increased capital $46.4 million net of conversion costs of $1.73 million. Equity increased due to an increase in unrealized gains on securities available for sale of $2.1 million, offset by the purchase of ESOP shares of $3.8 million and a net loss of $1.4 million. The increase in unrealized gains on securities available-for-sale was due to higher market values of available-for-sale securities. The employee stock ownership plan was established at the time of conversion. The net loss was impacted by a contribution to our newly established charitable foundation, Iroquois Federal Foundation, Inc, of 314,755 shares of IF Bancorp, Inc. stock (valued at $3,147,550 at time of conversion) as well as a cash donation of $450,000.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. Net income decreased $2.3 million, or 254.8%, to a ($1.4 million) net loss for the three months ended September 30, 2011 from $888,000 net income for the three months ended September 30, 2010. The decrease was primarily due to a $3.8 million increase in noninterest expense and a $474,000 decrease in noninterest income, partially offset by $510,000 increase in net interest income, an $86,000 decrease in provision for loan losses, and a $1.4 million reduction in income tax expense. The increase in noninterest expense was primarily due to contributions to the charitable foundation that was established at the time of our mutual to stock conversion. IF Bancorp, Inc. donated 314,755 shares of its stock (valued at $3,147,550 at the time of conversion) and the Association made a cash donation of $450,000.

Net Interest Income. Net interest income increased by $510,000, or 17.4%, to $3.4 million for the three months ended September 30, 2011 from $2.9 million for the three months ended September 30, 2010. The increase was due to a decrease of $406,000 in interest expense and an increase in $104,000 in interest income. The increase in net interest income was primarily the result of a $79.7 million, or 21.5% increase in the average balance of interest earning assets, partially offset by a $33.9 million, or 9.8% increase in average balance of interest bearing liabilities. Our net interest margin decreased 11 basis points to 3.06% for the three months ended September 30, 2011 compared to 3.17% for the three months ended September 30, 2010, and our net interest rate spread decreased 17 basis points to 2.89% for the three months ended September 30, 2011 compared to 3.06% for the three months ended September 30, 2010.

Interest Income. Interest income increased $104,000, or 2.4%, to $4.5 million for the three months ended September 30, 2011 from $4.4 million for the three months ended September 30, 2010. The increase in interest income was primarily due to a $276,000 increase in interest income on securities, which resulted from an increase in the average balance of securities of $70.8 million, or 55.3%, to $198.7 million for the three months ended September 30, 2011 from $128.0 million for the three months ended September 30, 2010. The average balance of securities increased due to the investment of the proceeds received in the mutual to stock conversion. This growth was partially offset by a 69 basis point, or 19.7% decrease in the average yield on securities from 3.51% to 2.82%. The decrease in the average yield was primarily due to lower market interest rates during the period.

Interest income on loans decreased $183,000 as a $6.7 million increase in the average balance of loans to $243.1 million at September 30, 2011 was more than offset by a 45 basis point decrease in the average yield on loans from 5.50% to 5.05%. The decrease in the average yield on loans reflected both a reduction in the current interest rates charged on loans originated during the period versus the average rates on existing loans in the portfolio, and a portion of our adjustable rate one-to-four family residential loans that adjusted to a lower rate at the contractual adjustment term.

Interest Expense. Interest expense decreased $406,000, or 28.2%, to $1.0 million for the three months ended September 30, 2011 from $1.4 million for the three months ended September 30, 2010. The decrease occurred due to lower market interest rates during the period partially offset by higher deposit balances.

Interest expense on interest-bearing deposits decreased by $393,000, or 32.7%, to $809,000 for the three months ended September 30, 2011 from $1.2 million for the three months ended September 30, 2010. This decrease was primarily due to a decrease of 50 basis points in the average cost of interest-bearing deposits to 1.50% for the three months ended September 30, 2011 from 1.00% for the three months ended September 30, 2010. We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended September 30, 2011, reflecting lower market interest rates as compared to the prior period. The decrease in average cost was partially offset by a $4.4 million, or 1.4%, increase in the average balance of interest-bearing deposits to $324.0 million for the three months ended September 30, 2011 from $319.6 million for the three months ended September 30, 2010.

Interest expense on borrowings decreased $13,000, or 5.4%, to $226,000 for the three months ended September 30, 2011 from $239,000 for the three months ended September 30, 2010. This decrease was due to a 208 basis point decrease in the average cost of such borrowings to 1.64% for the three months ended September 30, 2011 from 3.72% for the three months ended September 30, 2010. This was partially offset by an increase in the average balance of borrowings to $55.2 million for the three months ended September 30, 2011 from $25.7 million for the three months ended September 30, 2010.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $139,000 for the three months ended September 30, 2011, compared to a provision for loan losses of $225,000 for the three months ended September 30, 2010. The allowance for loan losses was $3.0 million, or 1.24% of total loans, at September 30, 2011, compared to $2.6 million, or 1.11% of total loans, at September 30, 2010 and $3.1 million, or 1.29% of total loans, at June 30, 2011. The increase in the non-performing loans was due to the addition of one loan relationship totaling $2.1 million due to a troubled debt restructure during the quarter. The loans were substantially collateralized, thus the impact to the allowance for loan losses was minimal.

During the three months ended September 30, 2011 and 2010, $268,000 and $368,000 in net charge-offs were recorded. One-to-four family real estate loans experienced gross charge-offs of $262,000 compared to a provision expense of $107,000 for the three months ended September 30, 2011. Of this amount $255,000 in charge-offs related to four credits which had a specific reserve of $210,000 as of June 30, 2011.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:	Three Months Ended September 30, 2011	Year Ended June 30, 2011

Allowance to non-performing loans	44.95%	59.73%
Allowance to total loans outstanding at the end of the period	1.24%	1.29%
Net charge-offs to average total loans outstanding during the period, annualized	0.44%	.40%
Total non-performing loans to total loans	2.75%	2.16%
Total non-performing assets to total assets	1.55%	1.17%

Noninterest Income. Noninterest income decreased $474,000, or 39.4%, to $730,000 for the three months ended September 30, 2011 compared to $1.2 million for the three months ended September 30, 2010. The decrease was primarily due to decreases in mortgage banking income, net realized gains on the sale of available-for-sale securities, insurance commissions and other service charges and fees. For the three months ended September 30, 2011, mortgage banking income decreased $204,000 to ($28,000), net realized gains on sale of available-for-sale securities decreased $178,000 to $50,000, insurance commissions decreased 33,000 to $183,000 and other service charges and fees decreased 34,000 to $43,000. The decrease in mortgage banking income was due primarily to a reduction in the fair value of mortgage servicing rights as a result of decreased market interest rates. The decrease in the net realized gains on the sale of available-for-sale securities was due to the rate environment in the quarter ended September 30, 2010, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the quarter ended September 30, 2011.

Noninterest Expense. Noninterest expense increased $3.8 million, or 150.0%, to $6.3 million for the three months ended September 30, 2011 from $2.5 million for the three months ended September 30,, 2010. The largest components of this increase were charitable contributions, which increased $3.6 million, compensation and benefits, which increased $155,000, or 9.69%, professional services expense, which increased $48,000, or 104.4%, audit and accounting, which increased $22,000, or 95.7%, and gain on foreclosed assets, net, which decreased $63,000, or 82.9%. The increase in charitable contributions was primarily due to a contribution to our newly established charitable foundation, Iroquois Federal Foundation, Inc., of 314,755 shares of IF Bancorp, Inc. stock (valued at $3,147,550 at time of conversion) as well as a cash donation of $450,000. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Increases in professional services and audit and accounting expense were a result of increased costs associated with transitioning to a public company. These increases were partially offset by a decrease of $46,000 in deposit insurance premium resulting from the new FDIC formula used to calculate this premium.

Income Tax Expense. We recorded a benefit for income tax of ($935,000) for the three months ended September 30, 2011, compared to a provision for income tax of $483,000 for the three months ended September 30, 2010, reflecting effective tax rates of (40.5%) and 35.2%, respectively. The tax benefit for the three months ended September 30, 2011 was due to a contribution to our newly established charitable foundation, Iroquois Federal Foundation, Inc., of 314,755 shares of IF Bancorp, Inc. stock (valued at $3,147,550 at time of conversion) as well as a cash donation of $450,000.

Asset Quality

At September 30, 2011, our non-accrual loans totaled $6.7 million, including $4.8 million in one- to four-family loans, $1.6 million in multi-family loans, $203,000 in commercial real estate loans, $72,000 in home equity lines of credit, $4,000 in commercial business loans and $103,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At September 30, 2011, we had no loans delinquent 90 days or greater and still accruing interest.

At September 30, 2011, loans classified as substandard, doubtful and loss equaled $6.9 million, $0 and $2,000, respectively. Loans classified as substandard consisted of $5.0 million in one- to four-family loans, $1.6 million in multi-family loans, $204,000 in commercial real estate loans, $72,000 in home equity lines of credit, $4,000 in commercial business loans and $132,000 in consumer loans. At September 30, 2011, all loans classified as loss were consumer loans.

At September 30, 2011, one- to four-family residential mortgage loans classified as substandard equal $5.0 million compared to $5.4 million at June 30, 2011. At September 30, 2011, special mention assets consisted of $1.3 million in commercial business loans and $191,000 in one- to four-family loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2011 and June 30, 2011, we had $3.9 million and $1.8 million, respectively, of troubled debt restructurings. At September 30, 2011 our troubled debt restructurings consisted of $2.2 million in one- to four-family loans, $1.6 million in multi-family loans, $101,000 in commercial real estate loans, $4,000 in commercial business loans and $55,000 in consumer loans.

Of the increase in troubled debt restructurings an increase of $630,000 in one- to-four family and $1.6 million in multi-family real estate loans, were the result of the Bank modifying loans by advancing funds for real estate taxes, in exchange for the taxes being capitalized into the loan and all future loan payments to include real estate tax escrow in addition to principal and interest payments. Prior to this Troubled Debt Restructuring, only principal and interest payments were being made by the customers.

At September 30, 2011, we had $680,000 in foreclosed assets compared to $710,000 as of June 30, 2010. Foreclosed assets at September 30, 2011, consisted of $671,000 in residential real estate properties and $9,000 in other repossessed assets while foreclosed assets at June 30, 2010, consisted of $690,000 in residential real estate and $20,000 in other repossessed assets.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2011 and the year ended June 30, 2011, our liquidity ratio averaged 54.6% and 35.3% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2011.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $21.7 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at September 30, 2011.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by (used in) operating activities were $837,000 million and $716,000 for the three months ended September 30, 2011 and 2010, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities were $(2.5) million and $6.6 million for the three months ended September 30, 2011 and 2010, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by (used in) financing activities was $(37.2) million and $6.2 million for the three months ended September 30, 2011 and 2010, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2011 and June 30, 2011.

	September 30, 2011	June 30, 2011

Commitments to fund loans	$5,160	$6,251
Lines of credit	12,394	12,512

At September 30, 2011, certificates of deposit due within one year of September 30, 2011 totaled $158.8 million, or 47.9% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $59.0 million at September 30, 2011. At September 30, 2011, we had the ability to borrow up to an additional $41.2 million from the Federal Home Loan Bank of Chicago and had the ability to borrow $29.3 million from the Federal Reserve.

The Company and Association are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	September 30, 2011 Actual	June 30, 2011 Actual	Minimum Required

Tier 1 capital to total assets
Association	11.8%	7.3%	5.0%
Company	16.7%	7.3%	N/A
Tier 1 capital to risk-weighted assets
Association	23.7%	15.7%	6.0%
Company	34.6%	15.7%	N/A
Total capital to risk-weighted assets
Association	24.7%	16.6%	10.0%
Company	34.2%	16.6%	N/A

The net proceeds from the Company’s stock offering in connection with its conversion have significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of new loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected until we can deploy the proceeds effectively.

Average Balances and Yields

The following tables set forth average balance sheets , average yields and costs, and certain other information at and for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are based on month-end balances, which management deems to be representative of the operations of the Company. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Assets
Loans	$243,112	$3,068	5.05%	$236,414	$3,251	5.50%
Securities:
U.S. government, federal agency and government-sponsored enterprises	152,075	994	2.61%	108,105	927	3.43%
U.S. Government mortgage-backed securities	40,730	390	3.84%	14,110	182	5.16%
State and political subdivisions	5,939	15	1.01%	5,736	14	0.98%

Total securities	198,744	1,399	2.82%	127,952	1,123	3.51%
Other	7,848	13	0.61%	5,626	2	0.14%

Total interest-earning assets	449,704	4,480	3.98%	369,992	4,376	4.73%
Non-interest earning assets	26,762			26,118

Total assets	$476,466			$396,110

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$26,380	14	0.21%	$22,758	14	0.25%
Savings accounts	25,342	26	0.41%	22,020	41	0.74%
Money market accounts	67,780	53	0.31%	70,417	127	0.72%
Certificates of deposit	204,542	716	1.40%	204,447	1,020	2.00%

Total interest-bearing deposits	324,045	809	1.00%	319,642	1,202	1.50%
Federal Home Loan Bank Advances	55,167	226	1.64%	25,667	239	3.72%

Total interest-bearing liabilities	379,211	1,035	1.09%	345,308	1,441	1.67%
Noninterest-bearing liabilities	14,809			12,756

Total liabilities	394,020			358,065

	For the Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)

Stockholders’ equity	82,446			38,046

Total liabilities and stockholders’ equity	$476,466			$396,110

Net interest income		$3,445			$2,935

Interest rate spread (1)			2.89%			3.06%

Net interest margin (2)			3.06%			3.17%

Net interest-earning assets (3)	$70,493			$24,684

Average interest-earning assets to interest-bearing liabilities	119%			107%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2011, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 14, 2011	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: November 14, 2011	/s/ Pamela J. Verkler
Pamela J. Verkler
Vice President and Chief Financial Officer