Form 10-Q/A
period 2011-09-30
IF Bancorp, Inc.
filed 2011-11-22
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of IF Bancorp, Inc. for the quarterly period ended September 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 14, 2011, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q other than furnishing the exhibit described above.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2011 and 2010, (iii) The Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010, and (v) the notes to the Condensed Consolidated Financial Statements. (2)

(1)	Previously filed.
(2)	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 22, 2011	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: November 22, 2011	/s/ Pamela J. Verkler
Pamela J. Verkler
Vice President and Chief Financial Officer