Form 10-Q
period 2011-12-31
IF Bancorp, Inc.
filed 2012-02-10
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

The Registrant had 4,811,255 shares of common stock, par value $0.01 per share, issued and outstanding as of February 10, 2012.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2011	June 30, 2011
	(Unaudited)
Assets
Cash and due from banks	$13,404	$53,811
Interest-bearing demand deposits	1,187	6,695

Cash and cash equivalents	14,591	60,506

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	199,161	190,273
Loans, net of allowance for loan losses of $3,108 and $3,149 at December 31, 2011 and June 30, 2011, respectively	247,930	240,020
Premises and equipment, net of accumulated depreciation of $5,002 and $4,749 at December 31, 2011 and June 30, 2011, respectively	4,404	4,124
Federal Home Loan Bank stock, at cost	3,875	3,121
Foreclosed assets held for sale	787	710
Accrued interest receivable	1,619	1,684
Deferred income taxes	142	337
Bank-owned life insurance	7,367	7,235
Mortgage servicing rights	307	408
Other	1,270	2,148

Total assets	$481,703	$510,816

Liabilities and Equity
Liabilities
Deposits
Demand	$10,145	$8,400
Savings, NOW and money market	121,503	230,283
Certificates of deposit	189,709	199,381
Brokered certificates of deposit	11,000	6,001

Total deposits	332,357	444,065

Federal Home Loan Bank advances	60,500	22,500
Advances from borrowers for taxes and insurance	974	841
Accrued post-retirement benefit obligation	2,070	1,932
Accrued interest payable	76	158
Other	1,595	1,879

Total liabilities	397,572	471,375

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 4,811,255 shares issued and outstanding	48	0
Additional paid-in capital	46,351	0
Unearned ESOP shares, at cost, 375,278 shares at December 31, 2011	(3,753)	0
Retained earnings	36,977	37,328
Accumulated other comprehensive income, net of tax	4,508	2,113

Total stockholders’ equity	84,131	39,441

Total liabilities and equity	$481,703	$510,816

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Loss) (Unaudited)

(Dollars in thousands except per share amount)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Interest and Dividend Income
Interest and fees on loans	$3,034	$3,206	$6,102	$6,457
Securities:
Taxable	1,439	995	2,808	2,087
Tax-exempt	33	32	63	63
Federal Home Loan Bank dividends	0	0	1	0
Deposits with other financial institutions	3	2	15	4

Total interest and dividend income	4,509	4,235	8,989	8,611

Interest Expense
Deposits	757	1,069	1,566	2,271
Federal Home Loan Bank advances	227	219	453	458

Total interest expense	984	1,288	2,019	2,729

Net Interest Income	3,525	2,947	6,970	5,882

Provision for Loan Losses	195	400	334	625

Net Interest Income After Provision for Loan Losses	3,330	2,547	6,636	5,257

Noninterest Income
Customer service fees	176	160	332	323
Other service charges and fees	70	79	113	156
Insurance commissions	208	111	391	327
Brokerage commissions	108	160	229	301
Net realized gains on sales of available-for-sale securities	240	150	290	378
Mortgage banking income, net	109	244	81	420
Bank-owned life insurance income, net	65	65	131	130
Other	129	152	268	290

Total noninterest income	1,105	1,121	1,835	2,325

Noninterest Expense
Compensation and benefits	1,753	1,577	3,507	3,176
Office occupancy	111	126	232	238
Equipment	164	157	330	308
Federal deposit insurance	78	107	142	217
Stationary, printing and office	40	34	80	73
Advertising	89	77	167	141
Professional services	102	80	196	126
Supervisory examinations	33	0	98	53
Audit and accounting services	78	0	123	23
Organizational dues and subscriptions	14	25	32	41
Insurance bond premiums	26	29	50	53
Telephone and postage	62	52	117	100
Gain on foreclosed assets, net	(1)	(8)	(14)	(84)
Charitable contributions	0	12	3,601	15
Other	266	256	500	587

Total noninterest expense	2,815	2,524	9,161	5,067

Income (Loss) Before Income Tax	1,620	1,144	(690)	2,515
Provision (Benefit) for Income Tax	596	432	(339)	915

Net (Loss) Income	$1,024	$712	$(351)	$1,600

Earnings (Loss) Per Share:
Basic and diluted (Note 5)	$.23	N/A	$(.08)	N/A

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the six months ended December 31, 2011

Balance, July 1, 2011	$0	$0	$0	$37,328	$2,113	$39,441

Comprehensive income:

Net loss				(351)		(351)

Change in unrealized appreciation on available-for-sale securities, net of tax expense of $1,473	0	0	0	0	2,395	2,395

Total comprehensive income						2,044

Common stock issued in initial public offering, 4,811,255 shares, net of issuance costs of $1,725	48	46,340				46,388
Acquisition of ESOP shares, 384,900 shares			(3,849)			(3,849)
ESOP shares earned, 9,622 shares		11	96			107

Balance, December 31, 2011	$48	$46,351	$(3,753)	$36,977	$4,508	$84,131

For the six months ended December 31, 2010

Balance, July 1, 2010	$0	$0	$0	$34,498	$2,790	$37,288

Comprehensive income:

Net income				1,600		1,600

Change in unrealized appreciation on available-for-sale securities, net of tax expense of $1,329	0	0	0	0	(2,168)	(2,168)

Total comprehensive income						(568)

Balance, December 31, 2010	$0	$0	$0	$36,098	$622	$36,720

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2011	2010
Operating Activities
Net income (loss)	$(351)	$1,600
Items not requiring (providing) cash
Depreciation	203	191
Provision for loan losses	334	625
Amortization of premiums and discounts on securities	683	297
Deferred income taxes	(1,278)	199
Net realized gains on loan sales	(81)	(420)
Net realized gains on sales of available-for-sale securities	(290)	(378)
Gain on foreclosed assets held for sale	(14)	(84)
Bank-owned life insurance income, net	(131)	(130)
Originations of loans held for sale	(7,181)	(17,594)
Proceeds from sales of loans held for sale	7,363	18,098
ESOP compensation expense	107	0
Contribution of stock to the Foundation	3,148	0
Changes in
Accrued interest receivable	65	57
Other assets	878	(561)
Accrued interest payable	(82)	45
Post-retirement benefit obligation	41	0
Other liabilities	(284)	46

Net cash provided by operating activities	3,130	1,991

Investing Activities
Net change in interest-bearing deposits	0	(250)
Purchases of available-for-sale securities	(103,055)	(87,143)
Proceeds from the sales of available-for-sale securities	68,270	52,694
Proceeds from maturities and pay-downs of available-for-sale securities	29,469	18,906
Net change in loans	(8,748)	(7,707)
Purchase of FHLB stock	(754)	0
Purchase of premises and equipment	(484)	(204)
Proceeds from sale of foreclosed assets	441	306

Net cash used in investing activities	(14,861)	(23,398)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(107,035)	7,998
Net increase (decrease) in certificates of deposit, including brokered certificates	(4,673)	4,636
Net increase in advances from borrowers for taxes and insurance	133	93
Proceeds from Federal Home Loan Bank advances	300,000	8,500
Repayments of Federal Home Loan Bank advances	(262,000)	0
Proceeds from issuance of common stock, net of costs	43,240	0
Stock issuance from Employee Stock Ownership Plan purchase	(3,849)	0

Net cash provided by (used in) financing activities	(34,184)	21,227

Net Decrease in Cash and Cash Equivalents	(45,915)	(180)
Cash and Cash Equivalents, Beginning of Period	60,506	6,836

Cash and Cash Equivalents, End of Period	$14,591	$6,656

Supplemental Cash Flows Information
Interest paid	$2,101	$2,683
Income taxes paid, net of refunds	$933	$908
Foreclosed assets acquired in settlement of loans	$504	$111
Supplemental disclosure of noncash financing activities

With the initial public offering in July 2011, the Company loaned $3,849 to the Employee Stock Ownership Plan, which was used to acquire 384,900 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets. Payments on the loan in 2011 were $132 which included $74 in principal and $58 in interest. In addition, the Company donated 314,755 shares valued at $3,148 to a charitable foundation.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2011 and June 30, 2011, and the results of its operations for the three and six month periods ended December 31, 2011 and 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The results of operations for the six-month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Note 2:	The Conversion

On March 8, 2011, the Association’s Board of Directors adopted a Plan of Conversion (“Plan”), as amended on March 8, 2011, to convert from the mutual form of organization to the capital stock form of organization (the “Conversion”). The Company was formed in March 2011 to become the savings and loan holding company of the Association upon consummation of the Conversion. The Company filed a registration statement with the U.S. Securities and Exchange Commission which was declared effective on May 13, 2011. In the Conversion, the Association became a wholly owned subsidiary of the Company, and the Company issued and sold shares of its common stock, par value $0.01 per share, to eligible members of the Association. A total of 4,811,255 shares of common stock were issued in the offering. A total of 4,496,500 shares were sold on July 7, 2011 in the conversion at $10 per share, raising $44,965,000 of gross proceeds. The Company also donated 7% of the shares sold in the offering, or a total of 314,755 shares, to establish a charitable foundation (the “Foundation”). The Association also contributed $450,000 in cash to the Foundation. The 314,755 donated shares were valued at $3,147,550 ($10.00 per share) at the time of conversion. This $3,147,550 and the $450,000 cash donation were both expensed during the quarter ended September 30, 2011.

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

Note 4:	Employee Stock Ownership Plan (ESOP)

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

A summary of ESOP shares at December 31, 2011 is as follows (dollars in thousands):

Shares committed for release	9,622
Unearned shares	375,278

Total ESOP shares	384,900

Fair value of unearned ESOP shares	$4,211	(1)

(1)	Based on closing price of $11.22 per share on December 30, 2011

Note 5:	Earnings (Loss) Per Common Share (“EPS”)

Basic and diluted earnings (loss) per common share are presented for the three and six-month periods ended December 31, 2011. Loss per share data for 2011 is from the date of conversion on July 7, 2011, to December 31, 2011. Earnings (loss) per share data is not presented for the three or six months ended December 31, 2010 since there were no outstanding shares of common stock until the conversion on July 7, 2011. The factors used in the earnings per common share computation follow:

	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011

Net income (loss)	$1,024	$(351)

Basic weighted average shares outstanding	4,811,255	4,811,255
Less: Average unallocated ESOP shares	(380,037)	(382,442)

Basic average shares outstanding	4,431,218	4,428,813

Basic and diluted earnings (loss) per common share	$.23	$(.08)

There were no potential dilutive common shares for the periods presented. There were no common shares outstanding prior to July 7, 2011.

Note 6:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
December 31, 2011 (unaudited):
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$144,317	$5,487	$(22)	$149,782
Mortgage-backed:
GSE – residential	44,624	1,556	(9)	46,171
State and political subdivisions	2,977	231	0	3,208

	$191,918	$7,274	$(31)	$199,161

June 30, 2011:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$149,791	$3,132	$(796)	$152,127
Mortgage-backed:
GSE – residential	34,724	844	(32)	35,536
State and political subdivisions	2,481	129	0	2,610

	$186,996	$4,105	$(828)	$190,273

With the exception of U.S. Government, federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $144,317,000 and $44,624,000, respectively, and a market value of approximately $149,782,000 and $46,171,000, respectively, at December 31, 2011, the Company held no securities at December 31, 2011 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at December 31, 2011, and June 30, 2011 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities
	Amortized Cost	Fair Value

Within one year	$1,054	$1,083
One to five years	38,562	42,186
Five to ten years	107,614	109,653
After ten years	64	68

	147,294	152,990
Mortgage-backed securities	44,624	46,171

Totals	$191,918	$199,161

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $57,024,000 and $56,140,000 as of December 31, 2011 and June 30, 2011, respectively.

Gross gains of $299,000 and $378,000, and gross losses of $9,000 and $0, resulting from sales of available-for-sale securities were realized for the six month periods ended December 31, 2011 and 2010, respectively. The tax provision applicable to these net realized gains amounted to approximately $110,000 and $144,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at December 31, 2011 was $16,503,000, which is approximately 8.3% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 (unaudited):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-Sale Securities:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$11,955	$(22)	$0	$0	$11,955	$(22)
Mortgage-backed:

GSE – residential	4,548	(9)	0	0	4,548	(9)

Total temporarily impaired securities	$16,503	$(31)	$0	$0	$16,503	$(31)

The unrealized losses on the Company’s investments were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011 (unaudited).

Note 7:	Loans and Allowance for Loan Losses

Classes of loans include:

	December 31, 2011	June 30, 2011
	(Unaudited)

Real estate loans:
One-to-four family, including home equity loans	$148,056	$148,448
Multifamily	30,482	26,299
Commercial	30,052	27,402
Home equity lines of credit	9,632	10,043

Construction	5,017	4,039
Commercial	13,535	12,068
Consumer	14,865	15,779

Total loans	251,639	244,078

Less:
Unearned fees and discounts, net	52	19
Loans in process	549	890
Allowance for loan losses	3,108	3,149

Loans, net	$247,930	$240,020

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

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $60,534,000 and $53,701,000 as of December 31, 2011 and June 30, 2011, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

The Company’s loans receivable included purchased loans of $19,684,000 and $20,966,000 at December 31, 2011 and June 30, 2011, respectively. All of these loans are out-of-area purchased loans which are secured by single family homes located primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $11,871,000 and $10,484,000 at December 31, 2011 and June 30, 2011, respectively, of which $8,301,000 and $6,385,000, at December 31, 2011 and June 30, 2011 were outside our primary market area. These participation loans are secured by real estate and other business assets.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three and six-month periods ended December 31, 2011 and the year ended June 30, 2011:

	Three Months Ended December 31, 2011 (Unaudited) Real Estate Loans
	One-to-Four Family	Multi-Family Commercial		Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,852	$270	$228	$114
Provision charged to expense	30	50	55	(19)
Losses charged off	(62)	0	(49)	0
Recoveries	7	0	0	0

Balance, end of period	$1,827	$320	$234	$95

Ending balance: individually evaluated for impairment	$641	$16	$56	$9

Ending balance: collectively evaluated for impairment	$1,186	$304	$178	$86

Loans:

Ending balance	$148,056	$30,482	$30,052	$9,632

Ending balance: individually evaluated for impairment	$4,967	$1,556	$101	$37

Ending balance: collectively evaluated for impairment	$143,089	$28,926	$29,951	$9,595

	Three Months Ended December 31, 2011 (Unaudited) (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$39	$315	$190	$12	$3,020
Provision charged to expense	8	68	(4)	7	195
Losses charged off	0	0	(32)	0	(143)
Recoveries	0	0	29	0	36

Balance, end of period	$47	$383	$183	$19	$3,108

Ending balance: individually evaluated for impairment	$0	$23	$64	$0	$809

Ending balance: collectively evaluated for impairment	$47	$360	$119	$19	$2,299

Loans:

Ending balance	$5,017	$13,535	$14,865	$0	$251,639

Ending balance: individually evaluated for impairment	$0	$39	$177	$0	$6,877

Ending balance: collectively evaluated for impairment	$5,017	$13,496	$14,688	$0	$244,763

	Six Months Ended December 31, 2011 (Unaudited) Real Estate Loans
	One-to-Four Family	Multi-Family Commercial		Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,987	$250	$232	$120
Provision charged to expense	137	70	51	(25)
Losses charged off	(324)	0	(49)	0
Recoveries	27	0	0	0

Balance, end of period	$1,827	$320	$234	$95

Ending balance: individually evaluated for impairment	$641	$16	$56	$9

Ending balance: collectively evaluated for impairment	$1,186	$304	$178	$86

Loans:
Ending balance	$148,056	$30,482	$30,052	$9,632

Ending balance: individually evaluated for impairment	$4,967	$1,556	$101	$37

Ending balance: collectively evaluated for impairment	$143,089	$28,926	$29,951	$9,595

	Six Months Ended December 31, 2011 (Unaudited) (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$30	$352	$169	$9	$3,149
Provision charged to expense	17	31	43	10	334
Losses charged off	0	0	(60)	0	(433)
Recoveries	0	0	31	0	58

Balance, end of period	$47	$383	$183	$19	$3,108

Ending balance: individually evaluated for impairment	$0	$23	$64	$0	$809

Ending balance: collectively evaluated for impairment	$47	$360	$119	$19	$2,299

Loans:
Ending balance	$5,017	$13,535	$14,865	$0	$251,639

Ending balance: individually evaluated for impairment	$0	$39	$177	$0	$6,877

Ending balance: collectively evaluated for impairment	$5,017	$13,496	$14,688	$0	$244,763

	Year Ended June 30, 2011 Real Estate Loans
	One-to-Four Family	Multi-Family Commercial		Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,785	$202	$175	$71
Provision charged to expense	1,106	48	57	49
Losses charged off	(920)	0	0	0
Recoveries	16	0	0	0

Balance, end of year	$1,987	$250	$232	$120

Ending balance: individually evaluated for impairment	$808	$0	$57	$31

Ending balance: collectively evaluated for impairment	$1,179	$250	$175	$89

Loans:
Ending balance	$148,448	$26,299	$27,402	$10,043

Ending balance: individually evaluated for impairment	$5,335	$0	$206	$73

Ending balance: collectively evaluated for impairment	$143,113	$26,299	$27,196	$9,970

	Year Ended June 30, 2011 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$0	$400	$127	$7	$2,767
Provision charged to expense	30	(18)	77	2	1,351
Losses charged off	0	(30)	(54)	0	(1,004)
Recoveries	0	0	19	0	35

Balance, end of year	$30	$352	$169	$9	$3,149

Ending balance: individually evaluated for impairment	$0	$0	$58	$0	$954

Ending balance: collectively evaluated for impairment	$30	$352	$111	$9	$2,195

Loans:
Ending balance	$4,039	$12,068	$15,779	$0	$244,078

Ending balance: individually evaluated for impairment	$0	$4	$130	$0	$5,748

Ending balance: collectively evaluated for impairment	$4,039	$12,064	$15,649	$0	$238,330

Activity in the allowance for loan losses for the three and six month periods ended December 31, 2010 was as follows:

	Three Months Ended December 31, 2010 (Unaudited)	Six Months Ended December 31, 2010 (Unaudited)

Balance, beginning of period	$2,624	$2,767
Provision charged to expense	400	625
Losses charged off, net of recoveries of $3,000 and $5,000 for the three and six months ended December 31, 2010	(312)	(680)

Balance, end of period	$2,712	$2,712

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

The Company establishes a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Company’s historical loss experience and management’s evaluation of the collectability of the loan portfolio. The allowance is then adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These qualitative factors may include: (1) Management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to-Four Family	Multi-Family Commercial		Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

December 31, 2011 (Unaudited):
Pass	$142,835	$28,926	$29,951	$9,595	$5,017	$12,236	$14,680	$243,240
Watch	184	0	0	0	0	1,260	0	1,444
Substandard	5,037	1,556	101	37	0	39	185	6,955
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0

Total	$148,056	$30,482	$30,052	$9,632	$5,017	$13,535	$14,865	$251,639

	Real Estate Loans
	One-to-Four Family	Multi-Family Commercial		Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2011:
Pass	$142,931	$24,787	$27,196	$9,970	$4,039	$10,739	$15,646	$235,308
Watch	71	0	0	0	0	1,325	3	1,399
Substandard	5,446	1,512	206	73	0	4	130	7,371
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0

Total	$148,448	$26,299	$27,402	$10,043	$4,039	$12,068	$15,779	$244,078

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

December 31, 2011 (Unaudited):
Real estate loans:
One-to-four family	$3,108	$1,064	$2,958	$7,130	$140,926	$148,056	$0
Multi-family	0	0	0	0	30,482	30,482	0
Commercial	187	0	0	187	29,865	30,052	0
Home equity lines of credit	64	59	37	160	9,472	9,632	0
Construction	0	0	0	0	5,017	5,017	0
Commercial	34	14	35	83	13,452	13,535	0
Consumer	192	111	139	442	14,423	14,865	0

Total	$3,585	$1,248	$3,169	$8,002	$243,637	$251,639	$0

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

June 30, 2011:
Real estate loans:
One-to-four family	$2,619	$631	$3,458	$6,708	$141,740	$148,448	$0
Multi-family	0	0	0	0	26,299	26,299	0
Commercial	198	0	104	302	27,100	27,402	0
Home equity lines of credit	283	67	37	387	9,656	10,043	0
Construction	0	0	0	0	4,039	4,039	0
Commercial	19	0	0	19	12,049	12,068	0
Consumer	149	80	25	254	15,525	15,779	0

Total	$3,268	$778	$3,624	$7,670	$236,408	$244,078	$0

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $4.2 million in troubled debt restructurings that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended December 31, 2011		Six Months Ended December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized

December 31, 2011 (Unaudited):
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$2,226	$2,226	$0	$2,216	$1	$2,217	$5
Multi-family	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0
Home equity line of credit	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0
Consumer	6	6	0	6	0	6	0

Loans with a specific allowance
Real estate loans:
One-to-four family	2,741	2,741	641	2,743	0	2,731	10
Multi-family	1,556	1,556	16	1,558	0	1,534	23
Commercial	101	101	56	101	0	102	0
Home equity line of credit	37	37	9	37	0	37	0
Construction	0	0	0	0	0	0	0
Commercial	39	39	23	39	0	40	1
Consumer	171	171	64	172	0	175	1
Total:
Real estate loans:
One-to-four family	4,967	4,967	641	4,959	1	4,948	15
Multi-family	1,556	1,556	16	1,558	0	1,534	23
Commercial	101	101	56	101	0	102	0
Home equity line of credit	37	37	9	37	0	37	0
Construction	0	0	0	0	0	0	0
Commercial	39	39	23	39	0	40	1
Consumer	177	176	64	178	0	181	1

	$6,877	$6,877	$809	$6,872	$1	$6,842	$40

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

June 30, 2011:
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$2,272	$2,272	$0	$2,292	$65
Multi-family	0	0	0	0	0
Commercial	104	104	0	105	2
Home equity line of credit	0	0	0	0	0
Construction	0	0	0	0	0
Commercial	0	0	0	0	0
Consumer	7	7	0	8	1

Loans with a specific allowance
Real estate loans:
One-to-four family	3,063	3,063	808	3,081	55
Multi-family	0	0	0	0	0
Commercial	102	102	57	116	7
Home equity line of credit	73	73	31	73	3
Construction	0	0	0	0	0
Commercial	4	4	0	19	1
Consumer	123	123	58	133	11
Total:
Real estate loans:
One-to-four family	5,335	5,335	808	5,373	120
Multi-family	0	0	0	0	0
Commercial	206	206	57	221	9
Home equity line of credit	73	73	31	73	3
Construction	0	0	0	0	0
Commercial	4	4	0	19	1
Consumer	130	130	58	141	12

	$5,748	$5,748	$954	$5,827	$145

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
	(Unaudited)
Mortgages on real estate:
One-to-four family	$4,796	$4,881
Multi-family	1,556	0
Commercial	101	206
Home equity lines of credit	37	73
Construction loans	0	0
Commercial business loans	39	4
Consumer loans	176	108

Total	$6,705	$5,272

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDR”), where economic concessions have been granted to borrowers who have experienced financial difficulties, which were classified as impaired. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired at the time of restructuring and may be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of a least six months, and typically are returned to performing status after twelve months, unless impairment still exists.

When loans and leases are modified into a TDR, the Company evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, and uses the current fair value of the collateral, less selling costs for collateral dependent loans. If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, the Company evaluates all TDRs, including those that have payment defaults, for possible impairment and recognizes impairment through the allowance.

Beginning with the quarter ended September 30, 2011, the Company adopted ASU 2011-02. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after July 1, 2011, the beginning of our current fiscal year, for identification as TDRs. The Company identified no loans as troubled debt restructurings for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology. Therefore, there was no additional impact to the allowance for loan losses as a result of the adoption.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of December 31, 2011 and June 30, 2011. As of December 31, 2011 all loans listed were on nonaccrual except for two, one- to four-family residential loans totaling $177,000. All loans listed as of June 30, 2011 were on nonaccrual.

	December 31, 2011	June 30, 2011
	(Unaudited)
Real estate loans
One- to four-family	$2,471	$1,633
Home equity lines of credit	0	0
Multi-family	1,556	0
Commercial	101	102

Total real estate loans	4,128	1,735

Construction	0	0
Commercial and industrial	3	4
Consumer loans	34	71

Total	$4,165	$1,810

The following table represents loans modified as troubled debt restructurings during the three and six month periods ending December 31, 2011:

	Three Months Ended December 31, 2011		Six Months Ended December 31, 2011
(Unaudited)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Real estate loans:
One- to four-family	3	$282	13	$1,121
Home equity lines of credit	0	0	0	0
Multi-family	0	0	1	1,561
Commercial	0	0	0	0

Total real estate loans	3	282	14	2,682

Construction	0	0	0	0

Commercial	0	0	0	0

Consumer loans	0	0	0	0

Total	3	$282	14	$2,682

During the three month period ended December 31, 2011, the Company modified 3 one- to four-family residential real estate loans, with a recorded investment of $282,000 which were deemed TDRs. None of the modifications included the lowering of the interest rate. All 3 of the modifications, totaling $282,000, involved payment adjustments or maturity concessions, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific allowances of $1,000, based upon the fair value of the collateral.

During the six month period ended December 31, 2011, the Company modified 13 one- to four-family residential real estate loans, with a recorded investment of $1.1 million, which were deemed TDRs. None of the modifications included the lowering of the interest rate. All 13 of the modifications, totaling $1.1 million involved payment adjustments or maturity concessions, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific allowances of $64,000, based upon the fair value of the collateral.

In addition, the Company modified 1 multi-family residential real estate loan during the period, which had recorded investment of $1.6 million prior to modification and was deemed a TDR. The modification resulted in an extended maturity date without a change in interest rate, which resulted in a specific allowance of $16,000 based upon the fair value of the collateral.

The Company has had two TDRs, a 1-4 family residential for $139,000 and a consumer loan for $21,000, that have defaulted during the current year to date, and were restructured in the twelve month period prior to the default. The 1-4 family residential loan for $139,000 defaulted in the first quarter, and is now in foreclosure. The consumer loan for $21,000 defaulted in the most recent quarter and the property was repossessed and liquidated at no loss to the company. The company defines a default as any loan that becomes 90 days or more past due.

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

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $3,875,000 and $3,121,000 of Federal Home Loan Bank stock as of December 31, 2011 and June 30, 2011 respectively. The increase in Federal Home Loan Bank stock allowed the Company to increase borrowing capacity of Federal Home Loan Bank advances. The Federal Home Loan Bank of Chicago (FHLB) is operating under a Cease and Desist Order from its regulator, the Federal Housing Finance Board. During the six months ended December 31, 2011, FHLB’s new capital structure and repurchase plan were approved by the FHFA. This new capital structure established two subclasses of stock effective January 1, 2012, and the repurchase plan allows members to request that the FHLB repurchase all or a portion of their excess FHLB stock. The first repurchase date will be February 15, 2012. The FHLB continues to provide liquidity and funding through advances. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval. The FHLB did not pay a dividend in 2010; however, in calendar year-to-date 2011 the FHLB has declared dividends three times and paid quarterly dividends at an annualized rate of 10 basis points per share. Management performed an analysis as of December 31, 2011 and June 30, 2011 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 9:	Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	Six Months Ended December 31,
	2011	2010
	(Unaudited)

Net unrealized gains (losses) on securities available-for-sale	$4,256	$(3,119)

Less reclassification adjustment for realized gains included in income	290	378

	3,965	(3,497)

Postretirement health plan
Amortization of transition obligation	17	17
Amortization of prior service cost	(24)	(24)
Change in net gain (loss)	(91)	8

	(98)	1

Other comprehensive income (loss), before tax effect	3,868	(3,496)
Less tax expense (benefit)	1,473	(1,328)

Other comprehensive income (loss)	$2,395	$(2,168)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31, 2011	June 30, 2011
	(Unaudited)

Net unrealized gains on securities available-for-sale	$7,243	$3,277
Net unrealized postretirement health benefit plan obligations	32	129

	7,274	3,406
Tax effect	(2,766)	(1,293)

Total	$4,508	$2,113

Note 10:	Income Taxes

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Three Months Ended December 31,		Six Months Ended December 31
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Computed at the statutory rate (34%)	$550	$389	$(235)	$855
Decrease resulting from
Tax exempt interest	(14)	(1)	(27)	(8)
Cash surrender value of life insurance	(23)	(22)	(45)	(44)
State income taxes	52	55	(22)	81
Other	31	11	(10)	31

Actual (benefit) expense	$596	$432	$(339)	$915

The Company established a charitable foundation at the time of its mutual-to-stock conversion and donated to it shares of common stock equal to 7% of the shares sold in the offering, or 314,755 shares. The donated shares were valued at $3,147,550 ($10.00 per share) at the time of conversion. The Association also contributed $450,000 in cash to the Foundation. The $3,147,550 and the $450,000 cash donation, or a total of $3,597,550 was expensed during the quarter ended September 30, 2011. The Company established a deferred tax asset associated with this charitable contribution. No valuation allowance was deemed necessary as it appears the Company will be able to deduct the contribution, which is subject to limitations each year, during the current year and five year carry forward period.

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

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of December 31, 2011 or June 30, 2011. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE – residential), state and political subdivision and corporate securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of December 31, 2011 or June 30, 2011.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and June 30, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011 (Unaudited):
Available-for-sale securities:
US Government and federal agency and GSEs	$149,782	$0	$149,782	$0
Mortgage-backed securities – GSE residential	46,171	0	46,171	0
State and political subdivisions	3,208	0	3,208	0

Mortgage servicing rights	307	0	0	307

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Available-for-sale securities:
US Government and federal agency and GSEs	$152,127	$0	$152,127	$0
Mortgage-backed securities – GSE residential	35,536	0	35,536	0
State and political subdivisions	2,610	0	2,610	0

Mortgage servicing rights	408	0	0	408

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (unaudited):

Balance, July 1, 2011	$408

Total realized and unrealized gains and loss included in net income	(119)
Servicing assets resulting from asset transfers	41
Payments received and loans refinanced	(23)

Balance, December 31, 2011	$307

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(119)

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

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method. Fair value adjustments on impaired loans were $17,000 for the six month period ended December 31, 2011, compared to $(282,000) for the year ended June 30, 2011.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and June 30, 2011:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011 (Unaudited):

Impaired loans (collateral dependent)	$2,883	$0	$0	$2,883

June 30, 2011:

Impaired loans (collateral dependent)	$2,370	$0	$0	$2,370

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

Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2011 and June 30, 2011:

	December 31, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets
Cash and cash equivalents	$14,591	$14,591	$60,506	$60,506
Interest-bearing time deposits in banks	250	250	250	250
Available-for-sale securities	199,161	199,161	190,273	190,273
Loans, net of allowance for loan losses	247,930	253,249	240,020	246,867
Federal Home Loan Bank stock	3,875	3,875	3,121	3,121
Mortgage servicing rights	307	307	408	408
Accrued interest receivable	1,619	1,619	1,684	1,684

Financial liabilities
Deposits	332,357	333,111	444,065	444,749
Federal Home Loan Bank advances	60,500	63,089	22,500	24,862
Advances from borrowers for taxes and insurance	974	974	841	841
Accrued interest payable	76	76	158	158

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Lines of credit	0	0	0	0

Note 12:	Commitments

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. – Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

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

IF Bancorp, Inc. (“Company”) is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve System. The Company’s business activities are limited to oversight of its investment in Iroquois Federal Savings & Loan Association (“Association”).

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) decreased to 2.89% for the six months ended December 31, 2011 from 3.01% for the six months ended December 31, 2010. An increase in interest-earning assets contributed to an increase in net interest income to $13.9 million on an annualized basis for the six months ended December 31, 2011 from $11.8 million for the six months ended December 31, 2010.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $7.5 million or 1.6% of total assets at December 31, 2011, and $6.0 million, or 1.2% of total assets at June 30, 2011.

At December 31, 2011, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net loss for the six months ended December 31, 2011 was $351,000, compared to net income of $1.6 million for the six months ended December 31, 2010. The decrease in net income was due to an increase in noninterest expense, which included a $3.6 million contribution to our newly established charitable foundation, and a decrease in noninterest income, partially offset by an increase in interest income, and decreases in interest expense and the provision for loan losses.

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended December 31, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

Total assets decreased $29.1 million, or 5.7%, to $481.7 million at December 31, 2011 from $510.8 million at June 30, 2011. The decrease was primarily due to a $45.9 million decrease in cash and cash equivalents partially offset by an increase of $8.9 million in investment securities and an increase of $7.9 million in net loans. This large change was a result of our mutual-to-stock conversion that closed on July 7, 2011. The stock offering in connection with the conversion was oversubscribed which resulted in $68.9 million in over subscriptions being refunded to subscribers shortly after the closing of the conversion. This was somewhat offset by an increase of $38.0 million in FHLB advances during the period.

Net loans receivable, including loans held for sale, increased by $7.9 million, or 3.3%, to $247.9 million at December 31, 2011 from $240.0 million at June 30, 2011. The increase in net loans receivable during this period was due primarily to a $4.2 million, or 15.9%, increase in multi-family loans, a $2.7 million, or 9.7% increase in commercial real estate loans, a $1.5 million, or 12.2%, increase in commercial business loans, and a $978,000, or 24.2% increase in construction loans. These increases were partially offset by a $914,000, or 5.8%, decrease in consumer loans, a $411,000, or 4.1% decrease in home equity lines of credit, and a $392,000, or 0.26% decrease in one-to-four family residential loans (due primarily to increased sales of loans originated).

Investment securities, consisting entirely of securities available for sale, increased $8.9 million, or 4.7%, to $199.2 million at December 31, 2011 from $190.3 million at June 30, 2011. Purchased investment securities, consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage backed securities with terms of 15 years, all of which are held as available for sale. We had no securities held to maturity at December 31, 2011 or June 30, 2011.

As of December 31, 2011, other assets decreased $878,000 to $1.3 million, Federal Home Loan Bank stock increased $754,000 to $3.9 million, and mortgage servicing rights decreased $101,000 to $307,000 from the balance as of June 30, 2011. The decrease in other assets was attributable to prepaid conversion costs which were $766,000 at June 30, 2011 and reduced to zero at December 31, 2011. Federal Home Loan Bank stock increased as a result of stock purchases to support an increase in Federal Home Loan Bank advances. Mortgage servicing rights decreased due to a reduction in the fair value mortgage servicing rights as a result of decreased market interest rates at December 31, 2011.

At December 31, 2011, our investment in bank-owned life insurance was $7.4 million, an increase of $132,000 from $7.2 million at June 30, 2011. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $14.8 million at December 31, 2011.

Deposits decreased $111.7 million, or 25.2%, to $332.4 million at December 31, 2011 from $444.1 million at June 30, 2011. Certificates of deposit decreased $9.7 million, or 4.9%, to $189.7 million, savings, NOW, and money market accounts decreased $108.8 million, or 47.2%, to $121.5 million, brokered certificates of deposit increased $5.0 million, or 83.3%, to $11.0 million, and noninterest bearing demand accounts increased $1.7 million, or 20.8%, to $10.1 million. The primary reason for the large decrease in deposits was due to our mutual-to-stock conversion which closed on July 7, 2011, for which we held approximately $113 million in escrow deposit balances at June 30, 2011.

Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $38.0 million, or 168.9%, to $60.5 million at December 31, 2011 from $22.5 million at June 30, 2011. We increased our borrowings to fund loans, replace deposit outflow, and purchase investment securities as we reposition our portfolio in anticipation of securities being called over the next several months. Current interest rates on borrowings are more favorable than rates paid on deposits.

Other liabilities decreased $284,000, or 15.1%, to $1.6 million at December 31, 2011 from $1.9 million on June 30, 2011. The decrease was attributable to a general decrease in accounts payable and accrued expenses payable due to timing of payments.

Total equity increased $44.7 million, or 113.3%, to $84.1 million at December 31, 2011 from $39.4 million at June 30, 2011. The increase was primarily the result of our mutual-to-stock conversion which increased capital $46.4 million net of conversion costs of $1.73 million. Equity was also increased due to an increase in unrealized gains on securities available for sale of $2.4 million. These increases to equity were partially offset by the purchase of ESOP shares of $3.8 million and a net loss of $351,000. The increase in unrealized gains on securities available-for-sale was due to higher market values of available-for-sale securities. The employee stock ownership plan was established at the time of conversion. The net loss was impacted by a contribution to our newly established charitable foundation, Iroquois Federal Foundation, Inc., of 314,755 shares of IF Bancorp, Inc. stock (valued at $3,147,550 at time of conversion) as well as a cash donation of $450,000.

Comparison of Operating Results for the Six Months Ended December 31, 2011 and 2010

General. Net income decreased $2.0 million, or 121.9%, to a ($351,000) net loss for the six months ended December 31, 2011 from $1.6 million net income for the six months ended December 31, 2010. The decrease was primarily due to a $4.1 million increase in noninterest expense and a $490,000 decrease in noninterest income, partially offset by a $1.1 million increase in net interest income, a $291,000 decrease in provision for loan losses, and a $1.3 million reduction in income tax expense. The increase in noninterest expense was primarily due to contributions to the charitable foundation that was established at the time of our mutual-to-stock conversion. IF Bancorp, Inc. donated 314,755 shares of its stock (valued at $3,147,550 at the time of conversion) and the Association made a cash donation of $450,000.

Net Interest Income. Net interest income increased by $1.1 million, or 18.5%, to $7.0 million for the six months ended December 31, 2011 from $5.9 million for the six months ended December 31, 2010. The increase was due to a decrease of $710,000 in interest expense and an increase in $378,000 in interest income. The increase in net interest income was primarily the result of a $79.7 million, or 21.1% increase in the average balance of interest earning assets, partially offset by a $34.4 million, or 9.8% increase in average balance of interest bearing liabilities. Our net interest margin decreased 7 basis points to 3.05% for the six months ended December 31, 2011 compared to 3.12% for the six months ended December 31, 2010, and our net interest rate spread decreased 12 basis points to 2.89% for the six months ended December 31, 2011 compared to 3.01% for the six months ended December 31, 2010.

Interest Income. Interest income increased $378,000, or 4.4%, to $9.0 million for the six months ended December 31, 2011 from $8.6 million for the six months ended December 31, 2010. The increase in interest income was primarily due to a $721,000 increase in interest income on securities, which resulted from an increase in the average balance of securities of $68.7 million, or 51.6%, to $201.9 million for the six months ended December 31, 2011 from $133.2 million for the six months ended December 31, 2010. The average balance of securities increased due to the investment of the proceeds received in the mutual-to-stock conversion. This growth was partially offset by a 39 basis point, or 12.1% decrease in the average yield on securities from 3.22% to 2.84%. The decrease in the average yield was primarily due to lower market interest rates during the period.

Interest income on loans decreased $355,000 as a $7.6 million increase in the average balance of loans to $244.6 million at December 31, 2011 was more than offset by a 45 basis point decrease in the average yield on loans from 5.44% to 4.99%. The decrease in the average yield on loans reflected both a reduction in the current interest rates charged on loans originated during the period versus the average rates on existing loans in the portfolio, and the adjustment of a portion of our adjustable rate one-to-four family residential loans to a lower rate at the contractual adjustment term.

Interest Expense. Interest expense decreased $710,000, or 26.0%, to $2.0 million for the six months ended December 31, 2011 from $2.7 million for the six months ended December 31, 2010. The decrease occurred due to lower market interest rates during the period partially offset by higher deposit balances.

Interest expense on interest-bearing deposits decreased by $705,000, or 31.0%, to $1.6 million for the six months ended December 31, 2011 from $2.3 million for the six months ended December 31, 2010. This decrease was primarily due to a decrease of 44 basis points in the average cost of interest-bearing deposits to 0.96% for the six months ended December 31, 2011 from 1.40% for the six months ended December 31, 2010. We experienced decreases in the average cost across all categories of interest-bearing deposits for the six months ended December 31, 2011, reflecting lower market interest rates as compared to the prior period. The decrease in average cost was partially offset by a $774,000, or 0.2%, increase in the average balance of interest-bearing deposits to $324.6 million for the six months ended December 31, 2011 from $323.8 million for the six months ended December 31, 2010.

Interest expense on borrowings decreased $5,000, or 1.1%, to $453,000 for the six months ended December 31, 2011 from $458,000 for the six months ended December 31, 2010. This decrease was due to a 185 basis point decrease in the average cost of such borrowings to 1.48% for the six months ended December 31, 2011 from 3.33% for the six months ended December 31, 2010. This was partially offset by an increase in the average balance of borrowings to $61.2 million for the six months ended December 31, 2011 from $27.5 million for the six months ended December 31, 2010.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $334,000 for the six months ended December 31, 2011, compared to a provision for loan losses of $625,000 for the six months ended December 31, 2010. The allowance for loan losses was $3.1 million, or 1.23% of total loans, at December 31, 2011, compared to $2.7 million, or 1.11% of total loans, at December 31, 2010 and $3.1 million, or 1.29% of total loans, at June 30, 2011. Non-performing loans increased during the six month period ended December 31, 2011 due to the addition of one loan relationship totaling $2.1 million due to a troubled debt restructure. The loans were substantially collateralized, thus the impact to the allowance for loan losses was minimal. During the six months ended December 31, 2011 and 2010, $375,000 and $680,000 in net charge-offs were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Six Months Ended December 31, 2011	Year Ended June 30, 2011

Allowance to non-performing loans	46.35%	59.73%
Allowance to total loans outstanding at the end of the period	1.23%	1.29%
Net charge-offs to average total loans outstanding during the period, annualized	0.31%	.40%
Total non-performing loans to total loans	2.66%	2.16%
Total non-performing assets to total assets	1.56%	1.17%

Noninterest Income. Noninterest income decreased $490,000, or 21.1%, to $1.8 million for the six months ended December 31, 2011 compared to $2.3 million for the six months ended December 31, 2010. The decrease was primarily due to decreases in mortgage banking income, net realized gains on the sale of available-for-sale securities, brokerage commissions and other service charges and fees. For the six months ended December 31, 2011, mortgage banking income decreased $339,000 to $81,000, net realized gains on sale of available-for-sale securities decreased $88,000 to $290,000, brokerage commissions decreased $72,000 to $229,000 and other service charges and fees decreased $43,000 to $113,000. The decrease in mortgage banking income was due primarily to a reduction in the fair value of mortgage servicing rights as a result of decreased market interest rates and a slow down of mortgage refinancing. The decrease in the net realized gains on the sale of available-for-sale securities was due to the interest rate environment in the six months ended December 31, 2010, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the six months ended December 31, 2011. The decrease in brokerage commissions was a result of less activity due to decreased market interest rates and the decrease in other service charges and fees reflects fewer service charges and fees collected.

Noninterest Expense. Noninterest expense increased $4.1 million, or 80.8%, to $9.2 million for the six months ended December 31, 2011 from $5.1 million for the six months ended December 31,, 2010. The largest components of this increase were charitable contributions, which increased $3.6 million, compensation and benefits, which increased $331,000, or 10.4%, professional services expense, which increased $70,000, or 55.6%, audit and accounting, which increased $100,000, or 434.8%, and loss on foreclosed assets, net, which increased $70,000, or 83.3%. The increase in charitable contributions was primarily due to a contribution to our newly established charitable foundation, Iroquois Federal Foundation, Inc., of 314,755 shares of IF Bancorp, Inc. stock (valued at $3,147,550 at time of conversion) as well as a cash donation of $450,000. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Increases in professional services and audit and accounting expense were a result of increased costs associated with transitioning to a public company. These increases were partially offset by a decrease of $75,000 in deposit insurance premium resulting from the new FDIC formula used to calculate this premium.

Income Tax Expense. We recorded a benefit for income tax of $(339,000) for the six months ended December 31, 2011, compared to a provision for income tax of $915,000 for the six months ended December 31, 2010, reflecting effective tax rates of (49.1%) and 36.4%, respectively. The tax benefit for the six months ended December 31, 2011 was due to a contribution to our newly established charitable foundation, Iroquois Federal Foundation, Inc., of 314,755 shares of IF Bancorp, Inc. stock (valued at $3,147,550 at time of conversion) as well as a cash donation of $450,000.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

General. Net income increased $312,000, or 43.8%, to a $1.0 million net income for the three months ended December 31, 2011 from $712,000 net income for the three months ended December 31, 2010. The increase was primarily due to a $274,000 increase in interest income, a $304,000 decrease in interest expense, and a $205,000 decrease in provision for loan losses, partially offset by a $16,000 decrease in noninterest income, a $291,000 increase in noninterest expense, and a $164,000 reduction in income tax expense.

Net Interest Income. Net interest income increased by $578,000, or 19.6%, to $3.5 million for the three months ended December 31, 2011 from $2.9 million for the three months ended December 31, 2010. The increase was due to a decrease of $304,000 in interest expense and an increase of $274,000 in interest income. The increase in net interest income was primarily the result of a $79.6 million, or 20.7% increase in the average balance of interest earning assets, partially offset by a $34.9 million, or 9.8% increase in average balance of interest bearing liabilities. Our net interest margin decreased 3 basis points to 3.04% for the three months ended December 31, 2011 compared to 3.07% for the three months ended December 31, 2010, and our net interest rate spread decreased 8 basis points to 2.89% for the three months ended December 31, 2011 compared to 2.97% for the three months ended December 31, 2010.

Interest Income. Interest income increased $274,000, or 6.5%, to $4.5 million for the three months ended December 31, 2011 from $4.2 million for the three months ended December 31, 2010. The increase in interest income was primarily due to a $444,000 increase in interest income on securities, which resulted from an increase in the average balance of securities of $66.9 million, or 47.3%, to $208.4 million for the three months ended December 31, 2011 from $141.5 million for the three months ended December 31, 2010. The average balance of securities increased due to the investment of the proceeds received in the mutual-to-stock conversion. This growth was partially offset by a 8 basis point, or 2.8% decrease in the average yield on securities from 2.90% to 2.82%. The decrease in the average yield was primarily due to lower market interest rates during the period.

Interest income on loans decreased $172,000 as a $8.6 million increase in the average balance of loans to $246.1 million at December 31, 2011 was more than offset by a 47 basis point decrease in the average yield on loans from 5.40% to 4.93%. The decrease in the average yield on loans reflected a reduction in the current interest rates charged on loans originated during the period versus the average rates on existing loans in the portfolio.

Interest Expense. Interest expense decreased $304,000, or 23.6%, to $984,000 for the three months ended December 31, 2011 from $1.3 million for the three months ended December 31, 2010. The decrease occurred due to lower market interest rates during the period partially offset by higher deposit balances.

Interest expense on interest-bearing deposits decreased by $312,000, or 29.2%, to $757,000 for the three months ended December 31, 2011 from $1.1 million for the three months ended December 31, 2010. This decrease was primarily due to a decrease of 37 basis points in the average cost of interest-bearing deposits to .93% for the three months ended December 31, 2011 from 1.30% for the three months ended December 31, 2010. We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended December 31, 2011, reflecting lower market interest rates as compared to the prior period. The decrease in average cost was also partially due to a $2.9 million, or 0.89%, decrease in the average balance of interest-bearing deposits to $325.1 million for the three months ended December 31, 2011 from $328.0 million for the three months ended December 31, 2010.

Interest expense on borrowings increased $8,000, or 3.7%, to $227,000 for the three months ended December 31, 2011 from $219,000 for the three months ended December 31, 2010. This increase was due to an increase in the average balance of borrowings to $67.2 million for the three months ended December 31, 2011 from $29.3 million for the three months ended December 31, 2010. This was partially offset by a 164 basis point decrease in the average cost of such borrowings to 1.35% for the three months ended December 31, 2011 from 2.99% for the three months ended December 31, 2010.

Provision for Loan Losses. We recorded a provision for loan losses of $195,000 for the three months ended December 31, 2011, compared to a provision for loan losses of $400,000 for the three months ended December 31, 2010. During the three months ended December 31, 2011 and 2010, $107,000 and $334,000 in net charge-offs were recorded.

Noninterest Income. Noninterest income decreased $16,000, or 1.4%, to $1.1 million for the three months ended December 31, 2011 compared to $1.1 million for the three months ended December 31, 2010. The decrease was primarily due to decreases in mortgage banking income and brokerage commissions, partially offset by increases in insurance commissions and net realized gains on the sale of securities available for sale. For the three months ended December 31, 2011, mortgage banking income decreased $135,000 to $109,000 and brokerage commissions decreased $52,000 to $108,000. The decrease in mortgage banking income was due primarily to a reduction in the fair value of mortgage servicing rights as a result of decreased market interest rates. The decrease in brokerage commissions was a result of less activity due to decreased market interest rates.

Noninterest Expense. Noninterest expense increased $291,000, or 11.5%, to $2.8 million for the three months ended December 31, 2011 from $2.5 million for the three months ended December 31, 2010. The largest components of this increase were compensation and benefits, which increased $176,000, or 11.2%, professional services expense, which increased $22,000, or 27.5%, audit and accounting, which increased $78,000, or 100.0%, and supervisory exam expense, which increased $33,000, or 100.0%. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Increases in professional services and audit and accounting expense were a result of increased costs associated with transitioning to a public company. The increase in supervisory exam expense resulted from the transition from the Office of Thrift Supervision to the Office of the Controller of the Currency payment schedule. These increases were partially offset by a decrease of $29,000 in deposit insurance premium resulting from the new FDIC formula used to calculate this premium.

Income Tax Expense. We recorded a provision for income tax of $596,000 for the three months ended December 31, 2011, compared to a provision for income tax of $432,000 for the three months ended December 31, 2010, reflecting effective tax rates of 36.8% and 37.8%, respectively.

Asset Quality

At December 31, 2011, our non-accrual loans totaled $6.7 million, including $4.8 million in one- to four-family loans, $1.6 million in multi-family loans, $101,000 in commercial real estate loans, $37,000 in home equity lines of credit, $39,000 in commercial business loans and $176,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At December 31, 2011, we had no loans delinquent 90 days or greater and still accruing interest.

At December 31, 2011, loans classified as substandard equaled $7.0 million. Loans classified as substandard consisted of $5.0 million in one- to four-family loans, $1.6 million in multi-family loans, $101,000 in commercial real estate loans, $37,000 in home equity lines of credit, $39,000 in commercial business loans and $185,000 in consumer loans. At December 31, 2011, no loans were classified as doubtful or loss.

At December 31, 2011, one- to four-family residential mortgage loans classified as substandard equal $5.0 million compared to $5.4 million at June 30, 2011. At December 31, 2011, special mention assets consisted of $1.3 million in commercial business loans and $184,000 in one- to four-family loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At December 31, 2011 and June 30, 2011, we had $4.2 million and $1.8 million, respectively, of troubled debt restructurings. At December 31, 2011 our troubled debt restructurings consisted of $2.5 million in one- to four-family loans, $1.6 million in multi-family loans, $101,000 in commercial real estate loans, $3,000 in commercial business loans and $34,000 in consumer loans.

Of the increase in troubled debt restructurings, an increase of $654,000 in one- to-four family and $1.6 million in multi-family real estate loans were the result of the Company modifying loans by advancing funds for real estate taxes, in exchange for the taxes being capitalized into the loan and all future loan payments to include real estate tax escrow in addition to principal and interest payments. Prior to this troubled debt restructuring, only principal and interest payments were being made by the customers.

At December 31, 2011, we had $787,000 in foreclosed assets compared to $710,000 as of June 30, 2011. Foreclosed assets at December 31, 2011, consisted of $784,000 in residential real estate properties and $3,000 in other repossessed assets while foreclosed assets at June 30, 2011, consisted of $690,000 in residential real estate and $20,000 in other repossessed assets.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six-month periods ended December 30, 2011 and 2010:

	Six months ended December 31,
	2011	2010

Balance, beginning of period	$3,149	$2,767
Loans charged off
Real estate loans
One-to-four family	(324)	(654)
Multi-family	0	0
Commercial	(49)	0
HELOC	0	0
Construction	0	0
Commercial business	0	0
Consumer	(60)	(31)

Gross charged off loans	(433)	(685)

Recoveries of loans previously charged off
Real estate loans
One-to-four family	27	1
Multi-family	0	0
Commercial	0	0
HELOC	0	0
Construction	0	0
Commercial business	0	0
Consumer	31	4

Gross recoveries of charged off loans	58	5

Net charge offs	(375)	(680)

Provision charged to expense	334	625

Balance, end of period	$3,108	$2,712

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses decreased $41,000 to $3.1 million at December 31, 2011, from $3.1 million at June 30, 2011. The decrease was a result of a decrease in required specific reserves and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at December 31, 2011.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of December 31, 2011, and June 30, 2011:

Portfolio segment	December 31, 2011 Net charge offs – 12 quarter weighted historical	June 30, 2011 Net charge offs – 12 quarter weighted historical

Real Estate
One-to-four family	.45%	.52%
Multi-family	.03%	.00%
Commercial	.16%	.12%
HELOC	.03%	.14%
Construction	.00%	.00%
Commercial business	.14%	.09%
Consumer	.14%	.35%

Entire portfolio total	.33%	.38%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At December 31, 2011, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at December 31, 2011	Qualitative factor applied at June 30, 2011

Real Estate
One-to-four family	.38%	.31%
Multi-family	1.02%	.95%
Commercial	.44%	.53%
HELOC	.87%	.76%
Construction	.95%	.75%
Commercial business	2.53%	2.83%
Consumer	.64%	.32%

Entire portfolio total	.60%	.54%

At December 31, 2011, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $1.5 million, as compared to $1.3 million at June 30, 2011. The general increase in qualitative factors was attributable primarily to the increase in non-accrual loans as a result of higher troubled debt restructurings.

While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio, the increase in troubled debt restructurings and the potential changes in market conditions, our level of nonperforming assets and resulting charges offs may fluctuate. Higher levels of net charge offs requiring additional provisions for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the six months ended December 31, 2011 and the year ended June 30, 2011, our liquidity ratio averaged 42.7% and 35.3% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2011.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $14.6 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at December 31, 2011.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by (used in) operating activities were $3.1 million and $2.0 million for the six months ended December 31, 2011 and 2010, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash used in investing activities were $(14.9) million and $(23.4) million for the six months ended December 31, 2011 and 2010, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by (used in) financing activities was $(34.2) million and $21.2 million for the six months ended December 31, 2011 and 2010, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2011 and June 30, 2011.

	December 31, 2011	June 30, 2011

Commitments to fund loans	$14,994	$6,251
Lines of credit	12,908	12,512

At December 31, 2011, certificates of deposit due within one year of December 31, 2011 totaled $157.8million, or 47.5% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $60.5 million at December 31, 2011. At December 31, 2011, we had the ability to borrow up to an additional $39.3 million from the Federal Home Loan Bank of Chicago and had the ability to borrow $33.8 million from the Federal Reserve.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	December 31, 2011	June 30, 2011	Minimum to Be Well
	Actual	Actual	Capitalized

Tier 1 capital to total assets
Association	11.9%	7.3%	5.0%
Company	16.8%	7.3%	N/A
Tier 1 capital to risk-weighted assets
Association	23.5%	15.7%	6.0%
Company	33.3%	15.7%	N/A
Total capital to risk-weighted assets
Association	24.5%	16.6%	10.0%
Company	33.6%	16.6%	N/A

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

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are based on month-end balances, which management deems to be representative of the operations of the Company. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended December 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$246,128	3,034	4.93%	$237,542	3,206	5.40%
Securities:
U.S. government, federal agency and government-sponsored enterprises	160,872	1,056	2.63%	126,362	849	2.69%
U.S. government-sponsored enterprise MBS	44,696	401	3.59%	12,553	146	4.65%
State and political subdivisions	2,822	14	1.98%	2,585	32	4.95%

Total securities	208,390	1,471	2.82%	141,501	1,027	2.90%
Other	9,365	4	0.17%	5,249	2	0.15%

Total interest-earning assets	463,883	4,509	3.89%	384,292	4,235	4.41%
Non-interest earning assets	26,554			23,172

Total assets	$490,437			$407,464

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$27,562	14	0.20%	$25,173	15	0.24%
Savings accounts	26,771	22	0.33%	22,373	28	0.50%
Money market accounts	68,377	52	0.30%	71,904	88	0.49%
Certificates of deposit	202,432	669	1.32%	208,595	938	1.80%

Total interest-bearing deposits	325,142	757	0.93%	328,045	1,069	1.30%
Federal Home Loan Bank Advances	67,167	227	1.35%	29,333	219	2.99%

Total interest-bearing liabilities	392,309	984	1.00%	357,378	1,288	1.44%

	For the Three Months Ended December 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Noninterest-bearing liabilities	14,550			12,012

Total liabilities	406,859			369,390
Stockholders’ equity	83,578			38,073

Total liabilities and stockholders’ equity	$490,437			$407,464

Net interest income		$3,525			$2,947

Interest rate spread (1)			2.89%			2.97%

Net interest margin (2)			3.04%			3.07%

Net interest-earning assets (3)	$71,574			$26,914

Average interest-earning assets to interest-bearing liabilities	118%			108%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$244,620	6,102	4.99%	$236,999	6,457	5.44%
Securities:
U.S. government, federal agency and government-sponsored enterprises	156,474	2,050	2.62%	117,247	1,776	3.03%
U.S. government-sponsored enterprise MBS	42,713	791	3.70%	13,335	311	4.66%

State and political subdivisions	2,695	27	2.00%	2,600	63	4.85%

Total securities	201,882	2,868	2.84%	133,182	2,150	3.22%
Other	10,292	19	0.37%	6,959	4	0.11%

Total interest-earning assets	456,794	8,989	3.94%	377,140	8,611	4.57%
Non-interest earning assets	26,658			24,640

Total assets	$483,452			$401,780

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$26,971	28	0.21%	$23,967	29	0.24%
Savings accounts	26,057	48	0.37%	22,198	69	0.62%
Money market accounts	68,079	105	0.31%	71,147	215	0.60%
Certificates of deposit	203,487	1,385	1.36%	206,507	1,958	1.90%

Total interest-bearing deposits	324,593	1,566	0.96%	323,819	2,271	1.40%
Federal Home Loan Bank Advances	61,167	453	1.48%	27,522	458	3.33%

Total interest-bearing liabilities	385,760	2,019	1.05%	351,341	2,729	1.55%
Noninterest-bearing liabilities	14,667			15,239

Total liabilities	400,427			366,580
Stockholders’ equity	83,025			35,200

Total liabilities and stockholders’ equity	$483,452			$401,780

Net interest income		$6,970			$5,882

Interest rate spread (1)			2.89%			3.01%

Net interest margin (2)			3.05%			3.12%

Net interest-earning assets (3)	$71,034			$25,799

Average interest-earning assets to interest-bearing liabilities	118%			107%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2011. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011, (ii) the Condensed Consolidated Statements of Income for the six months ended December 31, 2011 and 2010, (iii) The Condensed Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010, and (v) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 10, 2012	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: February 10, 2012	/s/ Pamela J. Verkler
Pamela J. Verkler
Vice President and Chief Financial Officer