Form 10-Q
period 2012-03-31
IF Bancorp, Inc.
filed 2012-05-10
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The Registrant had 4,811,255 shares of common stock, par value $0.01 per share, issued and outstanding as of May 10, 2012.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2012	June 30, 2011
	(Unaudited)
Assets
Cash and due from banks	$8,280	$53,811
Interest-bearing demand deposits	1,477	6,695

Cash and cash equivalents	9,757	60,506

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	209,992	190,273
Loans, net of allowance for loan losses of $3,317 and $3,149 at March 31, 2012 and June 30, 2011, respectively	250,005	240,020
Premises and equipment, net of accumulated depreciation of $5,113 and $4,749 at March 31, 2012 and June 30, 2011, respectively	4,441	4,124
Federal Home Loan Bank stock, at cost	3,650	3,121
Foreclosed assets held for sale	559	710
Accrued interest receivable	2,209	1,684
Deferred income taxes	293	337
Bank-owned life insurance	7,430	7,235
Mortgage servicing rights	319	408
Other	1,195	2,148

Total assets	$490,100	$510,816

Liabilities and Equity
Liabilities
Deposits
Demand	$10,045	$8,400
Savings, NOW and money market	131,210	230,283
Certificates of deposit	190,158	199,381
Brokered certificates of deposit	11,500	6,001

Total deposits	342,913	444,065

Federal Home Loan Bank advances	57,000	22,500
Advances from borrowers for taxes and insurance	1,313	841
Accrued post-retirement benefit obligation	2,138	1,932
Accrued interest payable	53	158
Other	1,703	1,879

Total liabilities	405,120	471,375

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 4,811,255 shares issued and outstanding	48	0
Additional paid-in capital	46,359	0
Unearned ESOP shares, at cost, 370,467 shares at March 31, 2012	(3,705)	0
Retained earnings	37,825	37,328
Accumulated other comprehensive income, net of tax	4,453	2,113

Total stockholders’ equity	84,980	39,441

Total liabilities and equity	$490,100	$510,816

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amount)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Interest and Dividend Income
Interest and fees on loans	$3,047	$3,102	$9,149	$9,559
Securities:
Taxable	1,417	1,010	4,225	3,097
Tax-exempt	28	30	91	93
Federal Home Loan Bank dividends	1	2	2	2
Deposits with other financial institutions	2	2	17	6

Total interest and dividend income	4,495	4,146	13,484	12,757

Interest Expense
Deposits	698	933	2,264	3,204
Federal Home Loan Bank advances	223	221	676	679

Total interest expense	921	1,154	2,940	3,883

Net Interest Income	3,574	2,992	10,544	8,874

Provision for Loan Losses	393	225	727	850

Net Interest Income After Provision for Loan Losses	3,181	2,767	9,817	8,024

Noninterest Income
Customer service fees	134	129	466	453
Other service charges and fees	62	49	175	205
Insurance commissions	178	116	569	443
Brokerage commissions	151	139	380	440
Net realized gains (losses) on sales of available-for-sale securities	95	(26)	385	352
Mortgage banking income, net	125	134	206	554
Bank-owned life insurance income, net	64	63	195	193
Other	150	158	418	447

Total noninterest income	959	762	2,794	3,087

Noninterest Expense
Compensation and benefits	1,813	1,631	5,320	4,807
Office occupancy	120	122	352	360
Equipment	181	169	511	477
Federal deposit insurance	76	114	219	331
Stationary, printing and office	40	32	120	104
Advertising	82	81	250	221
Professional services	58	27	254	153
Supervisory examinations	30	53	129	106
Audit and accounting services	31	0	154	23
Organizational dues and subscriptions	13	12	45	52
Insurance bond premiums	30	18	80	71
Telephone and postage	55	50	173	150
Gain on foreclosed assets, net	(7)	(28)	(22)	(112)
Charitable contributions	3	10	3,604	25
Other	289	194	787	784

Total noninterest expense	2,814	2,485	11,976	7,552

Income Before Income Tax	1,326	1,044	635	3,559
Provision for Income Tax	478	379	138	1,294

Net Income	$848	$665	$497	$2,265

Earnings Per Share:
Basic and diluted (Note 5)	$.19	N/A	$.11	N/A

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2012	2011

Net Income	$848	$665

Other Comprehensive Income
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(14) and $46, for 2012 and 2011, respectively	(22)	76

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(22) and $0 for 2012 and 2011, respectively	(35)	(1)

Other comprehensive income (loss), net of tax	(57)	75

Comprehensive Income	$791	$740

	(Unaudited) Nine Months Ended March 31,
	2012	2011

Net Income	$497	$2,265

Other Comprehensive Income
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $1,493 and $(1,283), for 2012 and 2011, respectively	2,436	(2,093)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(59) and $0 for 2012 and 2011, respectively	(96)	0

Other comprehensive income (loss), net of tax	2,340	(2,093)

Comprehensive Income	$2,837	$172

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the nine months ended March 31, 2012

Balance, July 1, 2011	$0	$0	$0	$37,328	$2,113	$39,441

Net income				497		497

Other comprehensive income					2,340	2,340

Common stock issued in initial public offering, 4,811,255 shares, net of issuance costs of $1,725	48	46,340				46,388
Acquisition of ESOP shares, 384,900 shares			(3,849)			(3,849)
ESOP shares earned, 14,433 shares		19	144			163

Balance, March 31, 2012	$48	$46,359	$(3,705)	$37,825	$4,453	$84,980

For the nine months ended March 31, 2011

Balance, July 1, 2010	$0	$0	$0	$34,498	$2,790	$37,288

Net income				2,265		2,265

Other comprehensive income	0	0	0	0	(2,093)	(2,093)

Balance, March 31, 2011	$0	$0	$0	$36,763	$697	$37,460

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2012	2011
Operating Activities
Net income	$497	$2,265
Items not requiring (providing) cash
Depreciation	313	287
Provision for loan losses	727	850
Amortization of premiums and discounts on securities	920	483
Deferred income taxes	(1,399)	724
Net realized gains on loan sales	(206)	(554)
Net realized gains on sales of available-for-sale securities	(385)	(352)
Gain on foreclosed assets held for sale	(22)	(112)
Bank-owned life insurance income, net	(195)	(193)
Originations of loans held for sale	(11,974)	(26,391)
Proceeds from sales of loans held for sale	12,269	27,060
ESOP compensation expense	163	0
Contribution of stock to the Foundation	3,148	0
Changes in
Accrued interest receivable	(525)	(375)
Other assets	953	(416)
Accrued interest payable	(105)	36
Post-retirement benefit obligation	60	0
Other liabilities	(176)	(326)

Net cash provided by operating activities	4,063	2,986

Investing Activities
Net change in interest-bearing deposits	0	(250)
Purchases of available-for-sale securities	(140,349)	(96,104)
Proceeds from the sales of available-for-sale securities	88,051	58,423
Proceeds from maturities and pay-downs of available-for-sale securities	35,973	19,112
Net change in loans	(11,186)	(7,878)
Purchase of FHLB stock	(529)	0
Purchase of premises and equipment	(630)	(227)
Proceeds from sale of foreclosed assets	647	304

Net cash used in investing activities	(28,023)	(26,620)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(97,428)	13,105
Net increase (decrease) in certificates of deposit, including brokered certificates	(3,724)	6,124
Net increase in advances from borrowers for taxes and insurance	472	415
Proceeds from Federal Home Loan Bank advances	404,000	15,500
Repayments of Federal Home Loan Bank advances	(369,500)	(10,000)
Proceeds from issuance of common stock, net of costs	43,240	0
Stock issuance from Employee Stock Ownership Plan purchase	(3,849)	0

Net cash provided by (used in) financing activities	(26,789)	25,144

Net Increase (Decrease) in Cash and Cash Equivalents	(50,749)	1,510
Cash and Cash Equivalents, Beginning of Period	60,506	6,836

Cash and Cash Equivalents, End of Period	$9,757	$8,346

Supplemental Cash Flows Information
Interest paid	$3,045	$3,847
Income taxes paid, net of refunds	$1,618	$1,422
Foreclosed assets acquired in settlement of loans	$474	$153
Supplemental disclosure of noncash financing activities

With the initial public offering in July 2011, the Company loaned $3,849 to the Employee Stock Ownership Plan, which was used to acquire 384,900 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets. Payments on the loan in the nine months ended March 31, 2012, were $197 which included $109 in principal and $88 in interest. In addition, the Company donated 314,755 shares valued at $3,148 to a charitable foundation.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2012 and June 30, 2011, and the results of its operations for the three and nine month periods ended March 31, 2012 and 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The results of operations for the nine-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.

Note 2:	The Conversion

On March 8, 2011, the Association’s Board of Directors adopted a Plan of Conversion (“Plan”), as amended on March 8, 2011, to convert from the mutual form of organization to the capital stock form of organization (the “Conversion”). The Company was formed in March 2011 to become the savings and loan holding company of the Association upon consummation of the Conversion. In the Conversion, the Association became a wholly owned subsidiary of the Company, and the Company issued and sold shares of its common stock, par value $0.01 per share, to eligible members of the Association. A total of 4,811,255 shares of common stock were issued in the offering. A total of 4,496,500 shares were sold on July 7, 2011 in the Conversion at $10 per share, raising $44,965,000 of gross proceeds. The Company also donated 7% of the shares sold in the offering, or a total of 314,755 shares, to a newly established charitable foundation (the “Foundation”). The Association also contributed $450,000 in cash to the Foundation. The 314,755 donated shares were valued at $3,147,550 ($10.00 per share) at the time of the consummation of the Conversion. This $3,147,550 and the $450,000 cash donation were both expensed during the quarter ended September 30, 2011.

The subscription offering resulted in the receipt of $113 million in subscriptions including transfers from deposit accounts, ESOP, and 401(k) accounts, which was in excess of the maximum amount of shares to be offered under the Plan. At June 30, 2011, $113 million was held in escrow and reflected in deposits. During the quarter ended September 30, 2011, the Association refunded approximately $68.9 million to subscribers. The Company established an employee stock ownership plan that purchased 8% of the total shares issued in the offering, or 384,900 shares, for a total of $3,849,000. IF Bancorp, Inc.’s common stock began trading on the NASDAQ Capital Market under the symbol “IROQ” on July 8, 2011.

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

In accordance with applicable regulations, at the time of the Conversion, the Association substantially restricted its retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Association after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Association, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Association may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Note 3:	New Accounting Pronouncements

Recent and Future Accounting Requirements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company is assessing the impact of ASU 2011-11 on its disclosures.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, FASB issued ASU No. 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 was effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The effect of applying this standard is reflected in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 was effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early application by public entities was not permitted. The effect of applying this standard is reflected in Note 11 - Fair Value Measurements.

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

A summary of ESOP shares at March 31, 2012 is as follows (dollars in thousands):

Shares committed for release	14,434
Unearned shares	370,466

Total ESOP shares	384,900

Fair value of unearned ESOP shares	$4,583	(1)

(1)	Based on closing price of $12.37 per share on March 31, 2012

Note 5:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three and nine-month periods ended March 31, 2012. Earnings per share data is from the date of conversion on July 7, 2011, to March 31, 2012. Earnings per share data is not presented for the three or nine months ended March 31, 2011 since there were no outstanding shares of common stock until the conversion on July 7, 2011. The factors used in the earnings per common share computation follow:

	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012

Net income	$848	$497

Basic weighted average shares outstanding	4,811,255	4,811,255
Less: Average unallocated ESOP shares	(372,873)	(375,278)

Basic average shares outstanding	4,438,382	4,435,977

Basic and diluted earnings per common share	$.19	$.11

There were no potential dilutive common shares for the periods presented. There were no common shares outstanding prior to July 7, 2011.

Note 6:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
March 31, 2012:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$155,663	$5,270	$(38)	$160,895
Mortgage-backed:
GSE – residential	44,451	1,755	0	46,206
State and political subdivisions	2,672	219	0	2,891

	$202,786	$7,244	$(38)	$209,992

June 30, 2011:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$149,791	$3,132	$(796)	$152,127
Mortgage-backed:
GSE – residential	34,724	844	(32)	35,536
State and political subdivisions	2,481	129	0	2,610

	$186,996	$4,105	$(828)	$190,273

With the exception of U.S. Government, federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $155,663,000 and $44,451,000, respectively, and a market value of approximately $160,895,000 and $46,206,000, respectively, at March 31, 2012, the Company held no securities at March 31, 2012 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at March 31, 2012, and June 30, 2011 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities
	Amortized Cost	Fair Value

Within one year	$1,241	$1,258
One to five years	37,973	41,447
Five to ten years	119,057	121,013
After ten years	64	68

	158,335	163,786
Mortgage-backed securities	44,451	46,206

Totals	$202,786	$209,992

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $56,674,000 and $56,140,000 as of March 31, 2012 and June 30, 2011, respectively.

Gross gains of $394,000 and $386,000, and gross losses of $9,000 and $34,000, resulting from sales of available-for-sale securities were realized for the nine month periods ended March 31, 2012 and 2011, respectively. The tax provision applicable to these net realized gains amounted to approximately $146,000 and $134,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at March 31, 2012 was $16,308,000, which is approximately 7.8% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are temporary.

The following table shows the Company’s securities’ gross unrealized losses and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-Sale Securities:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$16,308	$(38)	$0	$0	$16,308	$(38)

Total temporarily impaired securities	$16,308	$(38)	$0	$0	$16,308	$(38)

The unrealized losses on the Company’s investments were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012 (unaudited).

Note 7:	Loans and Allowance for Loan Losses

Classes of loans include:

	March 31, 2012	June 30, 2011

Real estate loans:
One-to-four family, including home equity loans	$147,051	$148,448
Multi-family	32,311	26,299
Commercial	32,384	27,402
Home equity lines of credit	9,138	10,043

Construction	6,902	4,039
Commercial	12,709	12,068
Consumer	13,554	15,779

Total loans	254,049	244,078

Less:
Unearned fees and discounts, net	61	19
Loans in process	666	890
Allowance for loan losses	3,317	3,149

Loans, net	$250,005	$240,020

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one-to-four family residential mortgage loans up to $100,000, other secured loans up to

$50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one-to-four family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $150,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one-to-four family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans or $750,000 for individual loans, and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, the President, and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the board of directors at least annually.

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

The commercial business loan portfolio consists primarily of secured loans. When making commercial business loans, the Company considers the financial statements, lending history and debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. The cash flows of the underlying borrower, however, may not perform consistent with historical or projected information. Further, the collateral securing loans may fluctuate in value due to individual economic or other factors. Loans are typically guaranteed by the principals of the borrower. The Company has established minimum standards and underwriting guidelines for all commercial loan types.

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

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $64,695,000 and $53,701,000 as of March 31, 2012 and June 30, 2011, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

The Company’s loans receivable included purchased loans of $18,904,000 and $20,966,000 at March 31, 2012 and June 30, 2011, respectively. All of these loans are out-of-area purchased loans which are secured by single family homes located primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $10,072,000 and $10,484,000 at March 31, 2012 and June 30, 2011, respectively, of which $6,561,000 and $6,385,000, at March 31, 2012 and June 30, 2011 were outside our primary market area. These participation loans are secured by real estate and other business assets.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three and nine-month periods ended March 31, 2012 and the year ended June 30, 2011:

	Three Months Ended March 31, 2012 Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,827	$320	$234	$95
Provision charged to expense	418	4	13	2
Losses charged off	(177)	0	0	0
Recoveries	44	0	0	0

Balance, end of period	$2,112	$324	$247	$97

Ending balance: individually evaluated for impairment	$818	$0	$55	$15

Ending balance: collectively evaluated for impairment	$1,294	$324	$192	$82

Loans:

Ending balance	$147,051	$32,311	$32,384	$9,138

Ending balance: individually evaluated for impairment	$4,809	$1,498	$96	$52

Ending balance: collectively evaluated for impairment	$142,242	$30,813	$32,288	$9,086

	Three Months Ended March 31, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$47	$383	$183	$19	$3,108
Provision charged to expense	18	(28)	(29)	(5)	393
Losses charged off	0	(29)	(26)	0	(232)
Recoveries	0	0	4	0	48

Balance, end of period	$65	$326	$132	$14	$3,317

Ending balance: individually evaluated for impairment	$0	$0	$31	$0	$919

Ending balance: collectively evaluated for impairment	$65	$326	$101	$14	$2,398

Loans:

Ending balance	$6,902	$12,709	$13,554	$0	$254,049

Ending balance: individually evaluated for impairment	$0	$3	$84	$0	$6,542

Ending balance: collectively evaluated for impairment	$6,902	$12,706	$13,470	$0	$247,507

	Nine Months Ended March 31, 2012 Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,987	$250	$232	$120
Provision charged to expense	555	74	64	(23)
Losses charged off	(501)	0	(49)	0
Recoveries	71	0	0	0

Balance, end of period	$2,112	$324	$247	$97

Ending balance: individually evaluated for impairment	$818	$0	$55	$15

Ending balance: collectively evaluated for impairment	$1,294	$324	$192	$82

Loans:
Ending balance	$147,051	$32,311	$32,384	$9,138

Ending balance: individually evaluated for impairment	$4,809	$1,498	$96	$52

Ending balance: collectively evaluated for impairment	$142,242	$30,813	$32,288	$9,086

	Nine Months Ended March 31, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$30	$352	$169	$9	$3,149
Provision charged to expense	35	3	14	5	727
Losses charged off	0	(29)	(86)	0	(665)
Recoveries	0	0	35	0	106

Balance, end of period	$65	$326	$132	$14	$3,317

Ending balance: individually evaluated for impairment	$0	$0	$31	$0	$919

Ending balance: collectively evaluated for impairment	$65	$326	$101	$14	$2,398

Loans:
Ending balance	$6,902	$12,709	$13,554	$0	$254,049

Ending balance: individually evaluated for impairment	$0	$3	$84	$0	$6,542

Ending balance: collectively evaluated for impairment	$6,902	$12,706	$13,470	$0	$247,507

	Year Ended June 30, 2011
	Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,785	$202	$175	$71
Provision charged to expense	1,106	48	57	49
Losses charged off	(920)	0	0	0
Recoveries	16	0	0	0

Balance, end of year	$1,987	$250	$232	$120

Ending balance: individually evaluated for impairment	$808	$0	$57	$31

Ending balance: collectively evaluated for impairment	$1,179	$250	$175	$89

Loans:
Ending balance	$148,448	$26,299	$27,402	$10,043

Ending balance: individually evaluated for impairment	$5,335	$0	$206	$73

Ending balance: collectively evaluated for impairment	$143,113	$26,299	$27,196	$9,970

	Year Ended June 30, 2011 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$0	$400	$127	$7	$2,767
Provision charged to expense	30	(18)	77	2	1,351
Losses charged off	0	(30)	(54)	0	(1,004)
Recoveries	0	0	19	0	35

Balance, end of year	$30	$352	$169	$9	$3,149

Ending balance: individually evaluated for impairment	$0	$0	$58	$0	$954

Ending balance: collectively evaluated for impairment	$30	$352	$111	$9	$2,195

Loans:
Ending balance	$4,039	$12,068	$15,779	$0	$244,078

Ending balance: individually evaluated for impairment	$0	$4	$130	$0	$5,748

Ending balance: collectively evaluated for impairment	$4,039	$12,064	$15,649	$0	$238,330

Activity in the allowance for loan losses for the three and nine month periods ended March 31, 2011 was as follows:

	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2011

Balance, beginning of period	$2,711	$2,767
Provision charged to expense	225	850
Losses charged off, net of recoveries of $19,000 and $24,000 for the three and nine months ended March 31, 2011	(136)	(817)

Balance, end of period	$2,800	$2,800

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

March 31, 2012 :
Pass	$141,669	$30,813	$32,288	$9,086	$6,902	$11,484	$13,471	$245,713
Watch	416	0	0	0	0	1,222	0	1,638
Substandard	4,966	1,498	96	52	0	3	83	6,698
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0

Total	$147,051	$32,311	$32,384	$9,138	$6,902	$12,709	$13,554	$254,049

	Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2011:
Pass	$142,931	$24,787	$27,196	$9,970	$4,039	$10,739	$15,646	$235,308
Watch	71	0	0	0	0	1,325	3	1,399
Substandard	5,446	1,512	206	73	0	4	130	7,371
Doubtful	0	0	0	0	0	0	0	0
Loss	0	0	0	0	0	0	0	0

Total	$148,448	$26,299	$27,402	$10,043	$4,039	$12,068	$15,779	$244,078

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

March 31, 2012:
Real estate loans:
One-to-four family	$3,278	$525	$2,745	$6,548	$140,503	$147,051	$0
Multi-family	0	0	0	0	32,311	32,311	0
Commercial	182	0	0	182	32,202	32,384	0
Home equity lines of credit	104	0	52	156	8,982	9,138	0
Construction	0	0	0	0	6,902	6,902	0
Commercial	62	13	0	75	12,634	12,709	0
Consumer	110	29	19	158	13,396	13,554	0

Total	$3,736	$567	$2,816	$7,119	$246,930	$254,049	$0

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

June 30, 2011:
Real estate loans:
One-to-four family	$2,619	$631	$3,458	$6,708	$141,740	$148,448	$0
Multi-family	0	0	0	0	26,299	26,299	0
Commercial	198	0	104	302	27,100	27,402	0
Home equity lines of credit	283	67	37	387	9,656	10,043	0
Construction	0	0	0	0	4,039	4,039	0
Commercial	19	0	0	19	12,049	12,068	0
Consumer	149	80	25	254	15,525	15,779	0

Total	$3,268	$778	$3,624	$7,670	$236,408	$244,078	$0

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $3.8 million in troubled debt restructurings that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended March 31, 2012			Nine Months Ended March 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

March 31, 2012:
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$1,794	$1,794	$0	$1,767	$3	$3	$1,758	$6	$6
Multi-family	1,498	1,498	0	1,527	0	0	1,505	23	32
Commercial	0	0	0	0	0	0	0	0	0
Home equity line of credit	0	0	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0	0	0
Commercial	3	3	0	3	0	0	3	0	0
Consumer	5	5	0	16	0	0	17	0	1

Loans with a specific allowance
Real estate loans:
One-to-four family	3,015	3,015	818	2,907	12	12	2,896	23	29
Multi-family	0	0	0	0	0	0	0	0	0
Commercial	97	97	55	99	0	0	99	0	0
Home equity line of credit	52	52	15	45	0	0	44	0	0

Construction	0	0	0	0	0	0	0	0	0
Commercial	0	0	0	2	0	0	2	0	0
Consumer	78	78	31	79	1	1	81	2	2
Total:
Real estate loans:
One-to-four family	4,809	4,809	818	4,674	15	15	4,654	29	35
Multi-family	1,498	1,498	0	1,527	0	0	1,505	23	32
Commercial	97	97	55	99	0	0	99	0	0
Home equity line of credit	52	52	15	45	0	0	44	0	0
Construction	0	0	0	0	0	0	0	0	0
Commercial	3	3	0	5	0	0	5	0	0
Consumer	83	83	31	95	1	1	98	2	70

	$6,542	$6,542	$919	$6,445	$16	$16	$6,405	$54	$70

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

June 30, 2011:
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$2,272	$2,272	$0	$2,292	$65	$65
Multi-family	0	0	0	0	0	0
Commercial	104	104	0	105	2	2
Home equity line of credit	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Commercial	0	0	0	0	0	0
Consumer	7	7	0	8	1	1

Loans with a specific allowance
Real estate loans:
One-to-four family	3,063	3,063	808	3,081	55	55
Multi-family	0	0	0	0	0	0
Commercial	102	102	57	116	7	7
Home equity line of credit	73	73	31	73	3	3
Construction	0	0	0	0	0	0
Commercial	4	4	0	19	1	1
Consumer	123	123	58	133	11	11
Total:
Real estate loans:
One-to-four family	5,335	5,335	808	5,373	120	120
Multi-family	0	0	0	0	0	0
Commercial	206	206	57	221	9	9
Home equity line of credit	73	73	31	73	3	3
Construction	0	0	0	0	0	0
Commercial	4	4	0	19	1	1
Consumer	130	130	58	141	12	12

	$5,748	$5,748	$954	$5,827	$145	$145

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011

Mortgages on real estate:
One-to-four family	$4,545	$4,881
Multi-family	1,498	0
Commercial	96	206
Home equity lines of credit	52	73
Construction loans	0	0
Commercial business loans	3	4
Consumer loans	83	108

Total	$6,277	$5,272

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

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of March 31, 2012 and June 30, 2011. As of March 31, 2012 all loans listed were on nonaccrual except for three, one- to four-family residential loans totaling $264,000. All loans listed as of June 30, 2011 were on nonaccrual.

	March 31, 2012	June 30, 2011
Real estate loans
One-to-four family	$2,199	$1,633
Home equity lines of credit	0	0
Multi-family	1,498	0
Commercial	96	102

Total real estate loans	3,793	1,735

Construction	0	0
Commercial and industrial	3	4
Consumer loans	27	71

Total	$3,823	$1,810

The following table represents loans modified as troubled debt restructurings during the three and nine month periods ending March 31, 2012:

	Three Months Ended March 31, 2012		Nine Months Ended March 31, 2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Real estate loans:
One-to-four family	0	$0	13	$1,121
Home equity lines of credit	0	0	0	0
Multi-family	0	0	1	1,561
Commercial	0	0	0	0

Total real estate loans	0	0	14	2,682

Construction	0	0	0	0

Commercial	0	0	0	0

Consumer loans	0	0	0	0

Total	0	$0	14	$2,682

During the three month period ended March 31, 2012, the Company had no modifications.

During the nine month period ended March 31, 2012, the Company modified 13 one- to four-family residential real estate loans, with a recorded investment of $1.1 million, which were deemed TDRs. None of the modifications included the lowering of the interest rate. All 13 of the modifications, totaling $1.1 million involved payment adjustments or maturity concessions, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific allowances of $78,000, based upon the fair value of the collateral.

In addition, the Company modified 1 multi-family residential real estate loan during the period, which had recorded investment of $1,561,000 prior to modification and was deemed a TDR. The modification resulted in an extended maturity date without a change in interest rate, which resulted in a specific allowance of $7,000 based upon the fair value of the collateral.

The company has two TDRs, both one-to-four family residential loans for $368,000, that were in default as of March 31, 2012, and were restructured in prior periods. Both loans are currently in foreclosure. A third loan, consumer loan for $21,000, defaulted in the second quarter and the property was repossessed and liquidated at no loss to the company. The company defines a default as any loan that becomes 90 days or more past due.

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

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $3,650,000 and $3,121,000 of Federal Home Loan Bank stock as of March 31, 2012 and June 30, 2011 respectively. The increase in Federal Home Loan Bank stock allowed the Company to increase borrowing capacity of Federal Home Loan Bank advances. The Federal Home Loan Bank of Chicago (FHLB) was operating under a Consent Cease and Desist Order (“Consent Order”) from its regulator, the Federal Housing Finance Board. However, on April 18, 2012, they announced that the Federal Housing Finance Agency had agreed to terminate the Consent Order effective immediately. During the nine months ended March 31, 2012, FHLB’s new capital structure and repurchase plan were approved by the FHFA. This new capital structure established two subclasses of stock effective January 1, 2012, and the repurchase plan allows members to request that the FHLB repurchase all or a portion of their excess FHLB stock. The first repurchase date was February 15, 2012 and a second repurchase date is scheduled for May 15, 2012. The FHLB continues to provide liquidity and funding through advances. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval. The FHLB did not pay a dividend in calendar year 2010; however, in calendar year 2011 the FHLB declared and paid four quarterly dividends at an annualized rate of 10 basis points per share. Management performed an analysis as of March 31, 2012 and June 30, 2011 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 9:	Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	Nine Months Ended March 31,
	2012	2011

Net unrealized gains (losses) on securities available-for-sale	$4,314	$(3,023)

Less reclassification adjustment for realized gains included in income	385	352

	3,929	(3,375)

Postretirement health plan
Amortization of transition obligation	25	25
Amortization of prior service cost	(36)	(36)
Change in net gain (loss)	(144)	11

	(155)	0

Other comprehensive income (loss), before tax effect	3,774	(3,375)
Less tax expense (benefit)	1,434	(1,282)

Other comprehensive income (loss)	$2,340	$(2,093)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2012	June 30, 2011

Net unrealized gains on securities available-for-sale	$7,206	$3,277
Net unrealized postretirement health benefit plan obligations	(26)	129

	7,180	3,406

Tax effect	(2,727)	(1,293)

Total	$4,453	$2,113

Note 10:	Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Computed at the statutory rate (34%)	$451	$355	$216	$1,210
Decrease resulting from
Tax exempt interest	(10)	(7)	(31)	(15)
Cash surrender value of life insurance	(22)	(22)	(66)	(66)
State income taxes	42	(11)	20	70
Other	17	64	(1)	95

Actual expense	$478	$379	$138	$1,294

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

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

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and June 30, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Available-for-sale securities:
US Government and federal agency	$160,895	$0	$160,895	$0
Mortgage-backed securities – GSE residential	46,206	0	46,206	0
State and political subdivisions	2,891	0	2,891	0

Mortgage servicing rights	319	0	0	319

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Available-for-sale securities:
US Government and federal agency	$152,127	$0	$152,127	$0
Mortgage-backed securities – GSE residential	35,536	0	35,536	0
State and political subdivisions	2,610	0	2,610	0

Mortgage servicing rights	408	0	0	408

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2012. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2012 or June 30, 2011. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivision. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of March 31, 2012 or June 30, 2011.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2011	$408

Total realized and unrealized gains and losses included in net income	(124)
Servicing rights that result from asset transfers	74
Payments received and loans refinanced	(39)

Balance, March 31, 2012	$319

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$0

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and June 30, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012:

Impaired loans (collateral dependent)	$2,305	$0	$0	$2,305
Foreclosed assets	559	0	0	559

June 30, 2011:

Impaired loans (collateral dependent)	$2,370	$0	$0	$2,370
Foreclosed assets	710	0	0	710

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Collateral-dependent Impaired Loans, Net of ALLL

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the senior lending officer. Appraisals are reviewed for accuracy and consistency by the senior lending officer. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the senior lending officer by comparison to historical results.

Foreclosed Assets

Foreclosed assets consist primarily of real estate owned. Real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the senior lending officer. Appraisals are reviewed for accuracy and consistency by the senior lending officer. Appraisers are selected from the list of approved appraisers maintained by management.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$319	Discounted cash flow	Discount rate PSA standard prepayment model rate	9% - 11% (10%) 208 - 258 (234)

Collateral-dependent impaired loans	2,305	Market comparable properties	Marketability discount	16% -24% (22%)

Foreclosed assets	559	Market comparable properties	Comparability adjustments (%)	16% - 24% (19%)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and June 30, 2011.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012:
Financial assets
Cash and cash equivalents	$9,757	$9,757	$0	$0
Interest-bearing time deposits in banks	250	250	0	0
Loans, net of allowance for loan losses	250,005	0	0	254,859
Federal Home Loan Bank stock	3,650	0	3,650	0
Accrued interest receivable	2,209	0	2,209	0

Financial liabilities
Deposits	342,913	0	141,255	202,533
Federal Home Loan Bank advances	57,000	0	59,491	0
Advances from borrowers for taxes and insurance	1,313	0	1,313	0
Accrued interest payable	53	0	53	0
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Lines of credit	0	0	0	0

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans, net of allowance for loan losses	$254,859	Discounted cash flow	Current rate sheets	2.5% - 9.9% (4.1%)

Deposits	202,533	Discounted cash flow	Current rate sheets	0.3% - 1.3% (0.8%)

	June 30, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$60,506	$60,506
Interest-bearing time deposits in banks	250	250
Available-for-sale securities	190,273	190,273
Loans, net of allowance for loan losses	240,020	246,867
Federal Home Loan Bank stock	3,121	3,121
Mortgage servicing rights	408	408
Accrued interest receivable	1,684	1,684

Financial liabilities
Deposits	444,065	444,749
Federal Home Loan Bank advances	22,500	24,862
Advances from borrowers for taxes and insurance	841	841
Accrued interest payable	158	158
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0
Lines of credit	0	0

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest-Bearing Time Deposits in Banks, Federal Home Loan Bank Stock, Accrued Interest Receivable, Accrued Interest Payable and Advances from Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

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

Commitments to Originate Loans and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of lines of credit are based on fees currently charged for similar agreements, or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on management’s current expectations regarding its business strategies and their intended results and IF Bancorp, Inc.’s (“the Company”) future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. - Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with Iroquois Federal Savings and Loan Association’s (the “Association”) mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to Iroquois Federal’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation bringing our total shares to 4,811,255. The 314,755 shares donated to the foundation were valued at $3,147,550 ($10.00 per share) at the time of the conversion. This $3,147,550 and a $450,000 cash donation to the foundation were both expensed during the quarter ended September 30, 2011.

The Company is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve System. The Company’s business activities are limited to oversight of its investment in the Association.

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton and Hoopeston, Illinois and Osage Beach, Missouri. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) decreased to 2.89% for the nine months ended March 31, 2012 from 3.00% for the nine months ended March 31, 2011. An increase in interest-earning assets contributed to an increase in net interest income to $14.1 million on an annualized basis for the nine months ended March 31, 2012 from $11.8 million for the nine months ended March 31, 2012.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $6.8 million or 1.4% of total assets at March 31, 2012, and $6.0 million, or 1.2% of total assets at June 30, 2011.

At March 31, 2012, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the nine months ended March 31, 2012 was $497,000, compared to net income of $2.3 million for the nine months ended March 31, 2011. The decrease in net income was due to an increase in noninterest expense, which included a $3.6 million contribution to our newly established charitable foundation, and a decrease in noninterest income, partially offset by an increase in interest income, and decreases in interest expense and the provision for loan losses.

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended March 31, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

Total assets decreased $20.7 million, or 4.1%, to $490.1 million at March 31, 2012 from $510.8 million at June 30, 2011. The decrease was primarily due to a $50.7 million decrease in cash and cash equivalents partially offset by an increase of $19.7 million in investment securities and an increase of $10.0 million in net loans. This large change was a result of our mutual-to-stock conversion that closed on July 7, 2011. The stock offering in connection with the conversion was oversubscribed which resulted in $68.9 million in over subscriptions being refunded to subscribers shortly after the closing of the conversion. This was somewhat offset by an increase of $34.5 million in FHLB advances during the period.

Net loans receivable, including loans held for sale, increased by $10.0 million, or 4.2%, to $250.0 million at March 31, 2012 from $240.0 million at June 30, 2011. The increase in net loans receivable during this period was due primarily to a $6.0 million, or 22.9%, increase in multi-family loans, a $5.0 million, or 18.2% increase in commercial real estate loans, a $641,000, or 5.3%, increase in commercial business loans, and a $2.9 million, or 70.9% increase in construction loans. These increases were partially offset by a $2.2 million, or 14.1%, decrease in consumer loans, a $905,000, or 9.0% decrease in in home equity lines of credit, and a $1.4 million, or 0.94% decrease in one-to-four family residential loans (due primarily to increased sales of loans originated).

Investment securities, consisting entirely of securities available for sale, increased $19.7 million, or 10.4%, to $210.0 million at March 31, 2012 from $190.3 million at June 30, 2011. Purchased investment securities, consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage backed securities with terms of 15 years, all of which are held as available for sale. We had no securities held to maturity at March 31, 2012 or June 30, 2011.

As of March 31, 2012, other assets decreased $953,000 to $1.2 million, Federal Home Loan Bank stock increased $529,000 to $3.7 million, and mortgage servicing rights decreased $89,000 to $319,000 from the respective balances as of June 30, 2011. The decrease in other assets was attributable to prepaid conversion costs which were $766,000 at June 30, 2011 and reduced to zero at March 31, 2012. Federal Home Loan Bank stock increased as a result of stock purchases to support an increase in Federal Home Loan Bank advances. Mortgage servicing rights decreased due to a reduction in the fair value of mortgage servicing rights as a result of decreased market interest rates at March 31, 2012.

At March 31, 2012, our investment in bank-owned life insurance was $7.4 million, an increase of $195,000 from $7.2 million at June 30, 2011. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $15.2 million at March 31, 2012.

Deposits decreased $101.2 million, or 22.8%, to $342.9 million at March 31, 2012 from $444.1 million at June 30, 2011. Certificates of deposit decreased $9.2 million, or 4.6%, to $190.2 million, savings, NOW, and money market accounts decreased $99.1 million, or 43.0%, to $131.2 million, brokered certificates of deposit increased $5.5 million, or 91.6%, to $11.5 million, and noninterest bearing demand accounts increased $1.6 million, or 19.6%, to $10.0 million. The primary reason for the large decrease in deposits was due to our mutual-to-stock conversion which closed on July 7, 2011, for which we held approximately $113 million in escrow deposit balances at June 30, 2011.

Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $34.5 million, or 153.3%, to $57.0 million at March 31, 2012 from $22.5 million at June 30, 2011. We increased our borrowings to fund loans, replace deposit outflow, and purchase investment securities as we reposition our portfolio in anticipation of securities being called over the next several months. Current interest rates on borrowings are more favorable than rates paid on deposits.

Other liabilities decreased $176,000, or 9.4%, to $1.7 million at March 31, 2012 from $1.9 million on June 30, 2011. The decrease was attributable to a general decrease in accounts payable and accrued expenses payable due to timing of payments.

Total equity increased $45.5 million, or 115.5%, to $85.0 million at March 31, 2012 from $39.4 million at June 30, 2011. The increase was primarily the result of our mutual-to-stock conversion which increased capital $46.4 million net of conversion costs of $1.7 million. Equity was also increased due to an increase in unrealized gains on securities available for sale of $2.3 million and a net income of $497,000. These increases to equity were partially offset by the purchase of ESOP shares of $3.8 million. The increase in unrealized gains on securities available-for-sale was due to higher market values of available-for-sale securities. The employee stock ownership plan was established at the time of conversion. The net income was impacted by a contribution to our newly established charitable foundation, Iroquois Federal Foundation, Inc., of 314,755 shares of IF Bancorp, Inc. stock (valued at $3,147,550 at time of conversion) as well as a cash donation of $450,000.

Comparison of Operating Results for the Nine Months Ended March 31, 2012 and 2011

General. Net income decreased $1.8 million, or 78.1%, to $497,000 net income for the nine months ended March 31, 2012 from $2.3 million net income for the nine months ended March 31, 2011. The decrease was primarily due to a $4.4 million increase in noninterest expense and a $293,000 decrease in noninterest income, partially offset by a $1.7 million increase in net interest income, a $123,000 decrease in provision for loan losses, and a $1.2 million reduction in income tax expense. The increase in noninterest expense was primarily due to contributions to the charitable foundation that was established at the time of our mutual-to-stock conversion. IF Bancorp, Inc. donated 314,755 shares of its stock (valued at $3,147,550 at the time of conversion) and the Association made a cash donation of $450,000.

Net Interest Income. Net interest income increased by $1.7 million, or 18.8%, to $10.5 million for the nine months ended March 31, 2012 from $8.9 million for the nine months ended March 31, 2011. The increase was due to a decrease of $943,000 in interest expense and an increase in $727,000 in interest income. The increase in net interest income was primarily the result of a $79.2 million, or 20.8% increase in the average balance of interest earning assets, partially offset by a $33.7 million, or 9.5% increase in average balance of interest bearing liabilities. Our net interest margin decreased 5 basis points to 3.05% for the nine months ended March 31, 2012 compared to 3.10% for the nine months ended March 31, 2011, and our net interest rate spread decreased 11 basis points to 2.89% for the nine months ended March 31, 2012 compared to 3.00% for the nine months ended March 31, 2011.

Interest Income. Interest income increased $727,000, or 5.7%, to $13.5 million for the nine months ended March 31, 2012 from $12.8 million for the nine months ended March 31, 2011. The increase in interest income was primarily due to a $1.1 million increase in interest income on securities, which resulted from an increase in the average balance of securities of $67.4 million, or 50.0%, to $203.4 million for the nine months ended March 31, 2012 from $136.0 million for the nine months ended March 31, 2011. The average balance of securities increased due to the investment of the proceeds received in the mutual-to-stock conversion. This growth was partially offset by a 30 basis point, or 9.6% decrease in the average yield on securities from 3.13% to 2.83%. The decrease in the average yield was primarily due to lower market interest rates during the period.

Interest income on loans decreased $410,000 as a $9.2 million increase in the average balance of loans to $248.1 million at March 31, 2012 was more than offset by a 42 basis point decrease in the average yield on loans from 5.34% to 4.92%. The decrease in the average yield on loans reflected both a reduction in the current interest rates charged on loans originated during the period versus the average rates on existing loans in the portfolio, and the adjustment of a portion of our adjustable rate one-to-four family residential loans to a lower rate at the contractual adjustment term.

Interest Expense. Interest expense decreased $943,000, or 24.3%, to $2.9 million for the nine months ended March 31, 2012 from $3.9 million for the nine months ended March 31, 2011. The decrease occurred due to lower market interest rates.

Interest expense on interest-bearing deposits decreased by $940,000, or 29.3%, to $2.3 million for the nine months ended March 31, 2012 from $3.2 million for the nine months ended March 31, 2011. This decrease was primarily due to a decrease of 38 basis points in the average cost of interest-bearing deposits to 0.93% for the nine months ended March 31, 2012 from 1.31% for the nine months ended March 31, 2011. We experienced decreases in the average cost across all categories of interest-bearing deposits for the nine months ended March 31, 2012, reflecting lower market interest rates as compared to the prior period. The decrease in average cost was also partially due to a $286,000, or 0.1%, decrease in the average balance of interest-bearing deposits to $325.7 million for the nine months ended March 31, 2012 from $326.0 million for the nine months ended March 31, 2011.

Interest expense on borrowings decreased $3,000, or 0.4%, to $676,000 for the nine months ended March 31, 2012 from $679,000 for the nine months ended March 31, 2011. This decrease was due to a 174 basis point decrease in the average cost of such borrowings to 1.44% for the nine months ended March 31, 2012 from 3.18% for the nine months ended March 31, 2011. This was offset by an increase in the average balance of borrowings to $62.4 million for the nine months ended March 31, 2012 from $28.4 million for the nine months ended March 31, 2011.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $727,000 for the nine months ended March 31, 2012, compared to a provision for loan losses of $850,000 for the nine months ended March 31, 2011. The allowance for loan losses was $3.3 million, or 1.31% of total loans, at March 31, 2012, compared to $2.8 million, or 1.14% of total loans, at March 31, 2011 and $3.1 million, or 1.29% of total loans, at June 30, 2011. Non-performing loans increased during the nine month period ended March 31, 2012 due to the addition of one loan relationship totaling $2.1 million due to a troubled debt restructuring. The loans were substantially collateralized, thus the impact to the allowance for loan losses was minimal. During the nine months ended March 31, 2012 and 2011, $559,000 and $817,000 in net charge-offs were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Nine Months Ended March 31, 2012	Year Ended June 30, 2011

Allowance to non-performing loans	52.85%	59.73%
Allowance to total loans outstanding at the end of the period	1.31%	1.29%
Net charge-offs to average total loans outstanding during the period, annualized	.30%	.40%
Total non-performing loans to total loans	2.47%	2.16%
Total non-performing assets to total assets	1.39%	1.17%

Noninterest Income. Noninterest income decreased $293,000, or 9.5%, to $2.8 million for the nine months ended March 31, 2012 compared to $3.1 million for the nine months ended March 31, 2011. The decrease was primarily due to decreases in mortgage banking income, brokerage commissions and other service charges and fees. For the nine months ended March 31, 2012, mortgage banking income decreased $348,000 to $206,000, brokerage commissions decreased $60,000 to $380,000 and other service charges and fees decreased $30,000 to $175,000. The decrease in mortgage banking income was due primarily to a reduction in the fair value of mortgage servicing rights as a result of decreased market interest rates and a slow down of mortgage refinancing. The decrease in brokerage commissions was a result of less activity due to decreased market interest rates and the decrease in other service charges and fees reflects fewer service charges and fees collected. These decreases were partially offset by an increase of $126,000 in insurance commissions due to an increase in insurance sales and an increase of $33,000 in net realized gains on the sale of available-for-sale securities which was due to the interest rate environment in the nine months ended March 31, 2012, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the nine months ended March 31, 2011.

Noninterest Expense. Noninterest expense increased $4.4 million, or 58.6%, to $12.0 million for the nine months ended March 31, 2012 from $7.6 million for the nine months ended March 31, 2011. The largest components of this increase were charitable contributions, which increased $3.6 million, compensation and benefits, which increased $513,000, or 10.6%, professional services expense, which increased $101,000, or 66.0%, and audit and accounting, which increased $131,000, or 569.6%. The increase in charitable contributions was primarily due to a contribution to our newly established charitable foundation, Iroquois Federal Foundation, Inc., of 314,755 shares of IF Bancorp, Inc. stock (valued at $3,147,550 at time of conversion) as well as a cash donation of $450,000. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Increases in professional services and audit and accounting expense were a result of increased costs associated with transitioning to a public company. These increases were partially offset by a decrease of $112,000 in deposit insurance premium resulting from the new FDIC formula used to calculate this premium and a decrease of $90,000 in loss on sale of foreclosed assets.

Income Tax Expense. We recorded a provision for income tax of $138,000 for the nine months ended March 31, 2012, compared to a provision for income tax of $1.3 million for the nine months ended March 31, 2011, reflecting effective tax rates of 21.7% and 36.4%, respectively. The decreased tax rate for the nine months ended March 31, 2012 was due to lower taxable income due to a contribution to our newly established charitable foundation, Iroquois Federal Foundation, Inc., of 314,755 shares of IF Bancorp, Inc. stock (valued at $3,147,550 at time of conversion) as well as a cash donation of $450,000.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. Net income increased $183,000, or 27.5%, to $848,000 net income for the three months ended March 31, 2012 from $665,000 net income for the three months ended March 31, 2011. The increase was primarily due to a $349,000 increase in interest income, a $233,000 decrease in interest expense, and a $197,000 increase in noninterest income, partially offset by a $168,000 increase in provision for loan losses, a $329,000 increase in noninterest expense, and a $99,000 increase in income tax expense.

Net Interest Income. Net interest income increased by $582,000, or 19.5%, to $3.6 million for the three months ended March 31, 2012 from $3.0 million for the three months ended March 31, 2011. The increase was due to an increase of $349,000 in interest income and a decrease of $233,000 in interest expense. The increase in net interest income was primarily the result of a $78.4 million, or 20.1% increase in the average balance of interest earning assets, partially offset by a $32.3 million, or 9.0% increase in average balance of interest bearing liabilities. Our net interest margin decreased 2 basis points to 3.05% for the three months ended March 31, 2012 compared to 3.07% for the three months ended March 31, 2011, and our net interest rate spread decreased 7 basis points to 2.90% for the three months ended March 31, 2012 compared to 2.97% for the three months ended March 31, 2011.

Interest Income. Interest income increased $349,000, or 8.4%, to $4.5 million for the three months ended March 31, 2012 from $4.1 million for the three months ended March 31, 2011. The increase in interest income was primarily due to a $407,000 increase in interest income on securities, which resulted from an increase in the average balance of securities of $64.7 million, or 45.7%, to $206.4 million for the three months ended March 31, 2012 from $141.6 million for the three months ended March 31, 2011. The average balance of securities increased due to the investment of the proceeds received in the mutual-to-stock conversion. This growth was partially offset by a 13 basis point, or 4.4% decrease in the average yield on securities from 2.93% to 2.80%. The decrease in the average yield was primarily due to lower market interest rates during the period.

Interest income on loans decreased $55,000, or 1.8%, as a $12.3 million increase in the average balance of loans to $255.0 million at March 31, 2012 was more than offset by a 33 basis point decrease in the average yield on loans from 5.11% to 4.78%. The decrease in the average yield on loans reflected a reduction in the current interest rates charged on loans originated during the period versus the average rates on existing loans in the portfolio.

Interest Expense. Interest expense decreased $233,000, or 20.2%, to $921,000 for the three months ended March 31, 2012 from $1.2 million for the three months ended March 31, 2011. The decrease was primarily due to lower market interest rates during the period.

Interest expense on interest-bearing deposits decreased by $235,000, or 25.2%, to $698,000 for the three months ended March 31, 2012 from $933,000 for the three months ended March 31, 2011. This decrease was primarily due to a decrease of 28 basis points in the average cost of interest-bearing deposits to .85% for the three months ended March 31, 2012 from 1.13% for the three months ended March 31, 2011. We experienced decreases in the average cost across all categories of interest-bearing deposits with the exception of the interest-bearing checking or NOW accounts which remained constant for the three months ended March 31, 2012, reflecting lower market interest rates as compared to the prior period. The decrease in average cost was also partially due to a $2.4 million, or 0.71%, decrease in the average balance of interest-bearing deposits to $328.0 million for the three months ended March 31, 2012 from $330.3 million for the three months ended March 31, 2011.

Interest expense on borrowings increased $2,000, or 0.9%, to $223,000 for the three months ended March 31, 2012 from $221,000 for the three months ended March 31, 2011. This increase was due to an increase in the average balance of borrowings to $65.0 million for the three months ended March 31, 2012 from $30.3 million for the three months ended March 31, 2011. This was offset by a 154 basis point decrease in the average cost of such borrowings to 1.37% for the three months ended March 31, 2012 from 2.91% for the three months ended March 31, 2011.

Provision for Loan Losses. We recorded a provision for loan losses of $393,000 for the three months ended March 31, 2012, compared to a provision for loan losses of $225,000 for the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, $184,000 and $136,000 in net charge-offs were recorded.

Noninterest Income. Noninterest income increased $197,000, or 25.9%, to $959,000 for the three months ended March 31, 2012 compared to $762,000 for the three months ended March 31, 2011. The increase was primarily due to increases in net realized gains on the sale of securities available for sale and insurance commissions, partially offset by a decrease in mortgage banking income. For the three months ended March 31, 2012, net realized gains on the sale of securities available for sale increased $121,000 to $95,000 and insurance commissions increased $62,000 to $178,000 while mortgage banking income decreased $9,000 to $125,000. The increase in insurance commissions was due to an increase in insurance sales while the increase in net realized gains on the sale of available-for-sale securities was due to the interest rate environment in the three months ended March 31, 2012, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the three months ended March 31, 2011. The decrease in mortgage banking income was due primarily to a reduction in the fair value of mortgage servicing rights as a result of decreased market interest rates.

Noninterest Expense. Noninterest expense increased $329,000, or 13.2%, to $2.8 million for the three months ended March 31, 2012 from $2.5 million for the three months ended March 31, 2011. The largest components of this increase were compensation and benefits, which increased $182,000, or 11.2%, professional services expense, which increased $31,000, or 114.8%, and audit and accounting, which increased $31,000, or 100.0%. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Increases in professional services and audit and accounting expense were a result of increased costs associated with transitioning to a public company. These increases were partially offset by a decrease of $23,000 in supervisory exam expense resulting from the transition from the Office of Thrift Supervision to the Office of the Controller of the Currency payment schedule and a decrease of $38,000 in deposit insurance premium resulting from the new FDIC formula used to calculate this premium.

Income Tax Expense. We recorded a provision for income tax of $478,000 for the three months ended March 31, 2012, compared to a provision for income tax of $379,000 for the three months ended March 31, 2011, reflecting effective tax rates of 36.0% and 36.3%, respectively.

Asset Quality

At March 31, 2012, our non-accrual loans totaled $6.3 million, including $4.5 million in one-to-four family loans, $1.5 million in multi-family loans, $96,000 in commercial real estate loans, $52,000 in home equity lines of credit, $3,000 in commercial business loans and $83,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At March 31, 2012, we had no loans delinquent 90 days or greater and still accruing interest.

At March 31, 2012, loans classified as substandard equaled $6.7 million. Loans classified as substandard consisted of $5.0 million in one- to four-family loans, $1.5 million in multi-family loans, $96,000 in commercial real estate loans, $52,000 in home equity lines of credit, $3,000 in commercial business loans and $83,000 in consumer loans. At March 31, 2012, no loans were classified as doubtful or loss.

At March 31, 2012, one-to-four family residential mortgage loans classified as substandard equal $5.0 million compared to $5.4 million at June 30, 2011. At March 31, 2012, special mention assets consisted of $1.2 million in commercial business loans and $416,000 in one-to four-family loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At March 31, 2012 and June 30, 2011, we had $3.8 million and $1.8 million, respectively, of troubled debt restructurings. At March 31, 2012 our troubled debt restructurings consisted of $2.2 million in one-to four-family loans, $1.5 million in multi-family loans, $96,000 in commercial real estate loans, $3,000 in commercial business loans and $27,000 in consumer loans.

Of the increase in troubled debt restructurings, an increase of $654,000 in one-to-four family and $1.6 million in multi-family real estate loans were the result of the Company modifying loans by advancing funds for real estate taxes, in exchange for the taxes being capitalized into the loan and all future loan payments to include real estate tax escrow in addition to principal and interest payments. Prior to this troubled debt restructuring, only principal and interest payments were being made by the customers.

At March 31, 2012, we had $559,000 in foreclosed assets compared to $710,000 as of June 30, 2011. Foreclosed assets at March 31, 2012, consisted of $524,000 in residential real estate properties and $35,000 in commercial real estate properties while foreclosed assets at June 30, 2011, consisted of $690,000 in residential real estate and $20,000 in other repossessed assets.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine-month periods ended March 31, 2012 and 2011:

	Nine months ended March 31,
	2012	2011

Balance, beginning of period	$3,149	$2,767
Loans charged off
Real estate loans
One-to-four family	(501)	(772)
Multi-family	0	0
Commercial	(49)	0
HELOC	0	0
Construction	0	0
Commercial business	(29)	(30)
Consumer	(86)	(39)

Gross charged off loans	(665)	(841)

Recoveries of loans previously charged off
Real estate loans
One-to-four family	71	12
Multi-family	0	0
Commercial	0	0
HELOC	0	0
Construction	0	0
Commercial business	0	0
Consumer	35	12

Gross recoveries of charged off loans	106	24

Net charge offs	(559)	(817)

Provision charged to expense	727	850

Balance, end of period	$3,317	$2,800

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $168,000 to $3.3 million at March 31, 2012, from $3.1 million at June 30, 2011. The increase was a result of an increase in outstanding loans and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at March 31, 2012.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of March 31, 2012, and June 30, 2011:

Portfolio segment	March 31, 2012 Net charge offs – 12 quarter weighted historical	June 30, 2011 Net charge offs – 12 quarter weighted historical

Real Estate
One-to-four family	.55%	.52%
Multi-family	.01%	.00%
Commercial	.14%	.12%
HELOC	.07%	.14%
Construction	.00%	.00%
Commercial business	.17%	.09%
Consumer	.17%	.35%

Entire portfolio total	.39%	.38%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At March 31, 2012, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at March 31, 2012	Qualitative factor applied at June 30, 2011

Real Estate
One-to-four family	.36%	.31%
Multi-family	1.04%	.95%
Commercial	.46%	.53%
HELOC	.83%	.76%
Construction	.94%	.75%
Commercial business	2.41%	2.83%
Consumer	.55%	.32%

Entire portfolio total	.57%	.54%

At March 31, 2012, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $1.4 million, as compared to $1.3 million at June 30, 2011. The general increase in qualitative factors was attributable primarily to the increase in non-accrual loans as a result of higher troubled debt restructurings.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the nine months ended March 31, 2012 and the year ended June 30, 2011, our liquidity ratio averaged 42.5% and 35.3% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2012.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $9.8 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at March 31, 2012.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $4.1 million and $3.0 million for the nine months ended March 31, 2012 and 2011, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash used in investing activities were $28.0 million and $26.6 million for the nine months ended March 31, 2012 and 2011, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and Federal Home Loan Bank borrowings. The net cash provided by (used in) financing activities was $(26.8) million and $25.1 million for the nine months ended March 31, 2012 and 2011, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2012 and June 30, 2011.

	March 31, 2012	June 30, 2011
	(Dollars in thousands)

Commitments to fund loans	$8,007	$6,251
Lines of credit	12,958	12,512

At March 31, 2012, certificates of deposit due within one year of March 31, 2012 totaled $151.0 million, or 44.0% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $57.0 million at March 31, 2012. At March 31, 2012, we had the ability to borrow up to an additional $47.8 million from the Federal Home Loan Bank of Chicago and had the ability to borrow $33.3 million from the Federal Reserve.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	March 31, 2012 Actual	June 30, 2011 Actual	Minimum to Be Well Capitalized

Tier 1 capital to total assets
Association	11.9%	7.3%	5.0%
Company	16.6%	7.3%	N/A
Tier 1 capital to risk-weighted assets
Association	24.0%	15.7%	6.0%
Company	33.6%	15.7%	N/A
Total capital to risk-weighted assets
Association	25.3%	16.6%	10.0%
Company	35.0%	16.6%	N/A

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

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$254,982	3,047	4.78%	$242,704	3,102	5.11%
Securities:
U.S. government, federal agency and government-sponsored enterprises	159,113	1,042	2.62%	127,691	880	2.76%
U.S. government-sponsored enterprise MBS	44,573	388	3.48%	11,448	146	5.10%
State and political subdivisions	2,673	15	1.95%	2,487	14	2.09%

Total securities	206,359	1,445	2.80%	141,627	1,040	2.93%
Other	7,297	3	0.27%	5,901	4	0.34%

Total interest-earning assets	468,638	4,495	3.84%	390,232	4,146	4.25%
Non-interest earning assets	26,003			20,954

Total assets	$494,641			$411,186

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$29,769	15	0.20%	$26,246	13	0.20%
Savings accounts	28,892	24	0.33%	24,410	23	0.38%
Money market accounts	67,322	50	0.30%	70,117	59	0.34%
Certificates of deposit	201,997	609	1.21%	209,567	838	1.60%

Total interest-bearing deposits	327,980	698	0.85%	330,339	933	1.13%
Federal Home Loan Bank Advances	64,988	223	1.37%	30,333	221	2.91%

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Total interest-bearing liabilities	392,968	921	0.94%	360,672	1,154	1.28%
Noninterest-bearing liabilities	16,757			13,416

Total liabilities	409,725			374,088
Stockholders’ equity	84,916			37,098

Total liabilities and stockholders’ equity	$494,641			$411,186

Net interest income		$3574			$2,992

Interest rate spread (1)			2.90%			2.97%

Net interest margin (2)			3.05%			3.07%

Net interest-earning assets (3)	$75,670			$29,560

Average interest-earning assets to interest-bearing liabilities	119%			108%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Nine Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets

Loans	$248,074	9,149	4.92%	$238,887	9,559	5.34%

Securities:
U.S. government, federal agency and government-sponsored enterprises	157,353	3,091	2.62%	120,719	2,656	2.93%
U.S. government-sponsored enterprise MBS	43,333	1,179	3.63%	12,704	492	5.16%
State and political subdivisions	2,688	46	2.03%	2,563	42	2.08%

Total securities	203,374	4,316	2.83%	135,986	3,190	3.13%
Other	9,294	19	0.34%	6,633	8	0.20%

Total interest-earning assets	460,742	13,484	3.90%	381,505	12,757	4.46%
Non-interest earning assets	26,439			23,424

Total assets	$487,181			$404,930

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$27,904	43	0.21%	24,726	42	0.23%
Savings accounts	27,002	72	0.36%	22,934	92	0.53%
Money market accounts	67,826	155	0.30%	70,813	274	0.52%
Certificates of deposit	202,990	1,994	1.31%	207,535	2,796	1.80%

Total interest-bearing deposits	325,722	2,264	0.93%	326,008	3,204	1.31%
Federal Home Loan Bank Advances	62,441	676	1.44%	28,444	679	3.18%

Total interest-bearing liabilities	388,163	2,940	1.01%	354,452	3,883	1.46%
Noninterest-bearing liabilities	15,360			12,729

Total liabilities	403,523			367,181
Stockholders’ equity	83,658			37,749

Total liabilities and stockholders’ equity	$487,181			$404,930

Net interest income		$10,544			$8,874

Interest rate spread (1)			2.89%			3.00%

Net interest margin (2)			3.05%			3.10%

Net interest-earning assets (3)	$72,579			$27,054

Average interest-earning assets to interest-bearing liabilities	119%			108%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011, (ii) the Condensed Consolidated Statements of Income for the nine months ended March 31, 2012 and 2011, (iii) The Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011, and (v) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 10, 2012	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: May 10, 2012	/s/ Pamela J. Verkler
Pamela J. Verkler
Vice President and Chief Financial Officer