Form 10-K
period 2012-06-30
IF Bancorp, Inc.
filed 2012-09-19
CIK 1514743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2011 was $46,923,386.

The number of shares outstanding of the registrant’s common stock as of September 18, 2012 was 4,811,255.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 19, 2012 are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

IF Bancorp, Inc. (“IF Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”). IF Bancorp was incorporated in March, 2011 to become the holding company of Iroquois Federal in connection with Iroquois Federal’s mutual to stock conversion. On July 7, 2011 we completed our initial public offering of common stock in connection with Iroquois Federal’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to Iroquois Federal’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation. At June 30, 2012 and 2011, we had consolidated assets of $511.3 million and $510.8 million, consolidated deposits of $344.5 million and $444.1 million and consolidated equity of $86.6 million and $39.4 million, respectively. Other than holding the common stock of Iroquois Federal, IF Bancorp has not engaged in any significant business to date.

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

We are dedicated to offering alternative banking delivery systems, including ATMs, online banking, ACH payroll, remote capture and telephone banking delivery systems. We recently relocated our IT Department to a modernized, secure facility in Kankakee, Illinois which will allow us to improve efficiency, security, and our ability to expand our mobile banking platform in the near future.

Available Information

IF Bancorp, Inc is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

IF Bancorp’s executive offices are located at 201 East Cherry Street, Watseka, Illinois 60970. Our telephone number at this address is (815) 432-2476, and our website address is www.iroquoisfed.com. Information on our website should not be considered a part of this annual report.

Market Area

We conduct our operations from our four full-service banking offices located in the municipalities of Watseka, Danville, Clifton and Hoopeston, Illinois and our loan production and wealth management office in Osage Beach, Missouri. Our primary lending market includes the Illinois counties of Vermilion and Iroquois, as well as the adjacent counties in Illinois and Indiana. Our loan production and wealth management office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan.

In recent years our primary market area has experienced negative growth, reflecting in part, the economic downturn. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois and Vermilion Counties had estimated populations of 29,000 and 82,000, respectively, in July 2011. According to data from SNL Financial, Iroquois and Vermilion Counties are projected to continue to experience population reductions during the next three years. According to U.S. Bureau of Labor Statistics, the May 2012 unemployment rates for Iroquois County and Vermilion County were 7.5% and 8.9%, respectively. According to data from SNL Financial, unemployment rates for Vermilion and Iroquois Counties are projected to decrease over the next five years.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2011, the latest date for which FDIC data is available, we ranked first of 13 bank and thrift institutions with offices in Iroquois County with a 31.6% deposit market share. As of the same date, we ranked second of 16 bank and thrift institutions with offices in Vermilion County with a 16.0% deposit market share. Our deposit balances were inflated on June 30, 2011, due to our mutual-to-stock conversion which closed on July 7, 2011, for which we held approximately $113 million in escrow deposit balances at June 30, 2011. This temporary inflation of our deposit balances at June 30, 2011 did impact our market share percentage in Iroquois County, but had little impact on our rankings in Iroquois or Vermillion Counties.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2012 and 2011, the amount of such loans equaled $17.2 million and $21.0 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2012 and 2011, the amount of such loans equaled $16.2 million and $10.5 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

The Association’s legal lending limit to any one borrower is 15% of unimpaired capital and surplus. On July 30, 2012 our bank received approval from the Comptroller of the Currency (OCC) to participate in the Supplemental Lending Limits Program (SLLP). This program allows eligible savings associations to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower, in the lesser of the following two amounts: (1) 10% of its capital and surplus; or (2) the percentage of capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for loans secured by one-to four-family residential real estate, small business loans, small farm loans or unsecured loans in the state where the main office of the savings association is located. For our association this additional limit (or “supplemental limit(s)”) for one-to four-family residential real estate, small business, or small farm loans is 10% of our Association’s capital and surplus. In addition, the total outstanding amount of the Association’s loans or extensions of credit or parts of loans and extensions of credit made to all of its borrowers under the SLLP may not exceed 100% of the Association’s capital and surplus. By Association policy, participation of any credit facilities in the SLLP is to be infrequent and all credit facilities are to be with prior Board approval.

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $66.7 million and $64.5 million as of June 30, 2012 and 2011, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $179,000, $0, $460,000, $156,000 and $0 at June 30, 2012, 2011, 2010, 2009, and 2008, respectively.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$147,686	55.93%	$148,448	60.82%	$153,774	64.56%	$157,109	69.48%	$162,552	74.60%
Multi-family	38,547	14.60	26,299	10.77	19,232	8.07	14,818	6.55	10,710	4.92
Commercial	32,925	12.47	27,402	11.23	24,956	10.48	23,815	10.53	21,186	9.72
Home equity lines of credit	8,994	3.41	10,043	4.11	7,853	3.30	4,581	2.03	1,812	0.83
Construction	8,396	3.18	4,039	1.65	2,112	0.89	1,915	0.85	1,567	0.72
Commercial	13,917	5.27	12,068	4.94	13,410	5.63	9,252	4.09	6,390	2.93
Consumer	13,578	5.14	15,779	6.46	16,875	7.08	14,627	6.47	13,685	6.28

Total loans	264,043	100.00%	244,078	100.00%	238,212	100.00%	226,117	100.00%	217,902	100.00%

Other items:
Unearned fees and discounts, net	63		19		(35)		(44)		(61)
Loans in process	1,539		890		(1,197)		(896)		(1,614)
Allowance for loan losses	3,531		3,149		(2,767)		(1,365)		(1,047)

Total loans, net	$258,910		$240,020		$234,213		$223,812		$215,180

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2012. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2012.

	One- to four-family residential real estate (1)		Multi-family real estate		Commercial real estate		Home equity lines of credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,

2013	$1,140	6.18%	$274	6.25%	$5,927	6.37%	$513	5.02%
2014	1,848	5.56	2,180	5.25	5,898	5.85	1,226	4.48
2015 to 2016	2,388	5.69	9,013	5.03	5,553	4.96	2,392	4.29
2017 to 2021	12,671	5.07	24,702	4.39	9,068	4.91	1,103	3.96
2022 to 2026	14,451	4.56	508	4.53	3,188	4.89	3,289	4.02
2027 and beyond	115,188	4.44	1,870	6.01	3,291	5.95	471	4.03

Total	$147,686	4.55%	$38,547	4.68%	$32,925	5.45%	$8,994	4.21%

	Construction		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,

2013	$—	—%	$5,579	5.33%	$3,795	3.40%	$17,228	5.32%
2014	1,040	3.75	1,093	5.20	1,720	8.02	15,005	5.67
2015 to 2016	—	—	2,246	5.86	4,989	8.05	26,581	5.65
2017 to 2021	5,299	4.75	2,665	5.57	2,756	5.89	58,264	4.77
2022 to 2026	—	—	1,410	4.89	62	7.08	22,908	4.55
2027 and beyond	2,057	3.23	924	3.26	256	3.50	124,057	4.47

Total	$8,396	4.25%	$13,917	5.27%	$13,578	6.22%	$264,043	4.79%

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2012 that are contractually due after June 30, 2013.

	Due After June 30, 2013
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family (1)	$50,984	$95,562	$146,546
Multi-family	28,835	9,438	38,273
Commercial	21,560	5,437	26,997
Home equity lines of credit	4,861	3,620	8,481
Construction	140	8,256	8,396
Commercial	6,901	1,437	8,338
Consumer	9,783	—	9,783

Total loans	$123,064	$123,750	$246,814

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2012, $147.7 million, or 55.9% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of one to seven years and annual interest rate adjustments thereafter, that amortize over a period up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 100%. Private mortgage insurance is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2012, fixed-rate one- to four-family residential mortgage loans totaled $52.1 million, or 35.3% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $95.6 million, or 64.7% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $417,000 for single-family homes. At June 30, 2012, our average one- to four-family residential mortgage loan had a principal balance of $75,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2012, $26.7 million, or 18.1%, of our total one-to four-family residential loans had principal balances in excess of $417,000. Most of our jumbo loans are originated with a seven-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $16.8 million and $23.8 million for the years ended June 30, 2012 and 2011, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

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

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2012, approximately $1.6 million, or 1.1% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2012, $32.9 million, or 12.5% of our loan portfolio consisted of commercial real estate loans, and $38.5 million, or 14.6% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2012, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois and Indiana.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, farm loans secured by real estate and churches. At June 30, 2012, loans secured by commercial real estate had an average loan balance of $240,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 20 to 25 years. At June 30, 2012, $6.1 million or 18.6% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 20 to 25 years. At June 30, 2012, $9.4 million or 24.5% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2012, our largest commercial real estate loan had an outstanding balance of $1.8 million, was secured by farmland, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $5.8 million, was secured by a large apartment complex, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2012 we had $9.0 million, or 3.4% of our total loan portfolio in home equity lines of credit. At that date we had $5.7 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2012, we had $13.9 million of commercial business loans outstanding, representing 5.3% of our total loan portfolio. At that date, we also had $5.0 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

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

At June 30, 2012, our largest commercial business loan outstanding was for $1.5 million and was secured by all assets of a trucking business. At June 30, 2012, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2012, $8.4 million, or 3.2%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties. At June 30, 2012, the unadvanced portion of these construction loans totaled $1.8 million.

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

At June 30, 2012, all of the construction loans that we originated were for one-to four- family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30,2012 was for an apartment complex and had a principal balance of $5.3 million. This loan was performing in accordance with its terms at June 30, 2012.

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

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2012 and 2011, the amount of commercial loan participations totaled $16.2 million and $10.5 million, respectively, of which $7.3 million and $6.4 million, at June 30, 2012 and 2011 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. We retain servicing on all loans sold under this program. During the years ended June 30, 2012 and 2011, we sold $16.8 million and $23.8 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Loan Losses—Other Credit Risk.”

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

We generally require appraisals from certified or licensed third party appraisers of all real property securing loans. When appraisals are ordered, they are done so through an agency independent of the Association or by staff independent of the loan approval process, in order to maintain a process free of any influence or pressure from any party that has an interest in the transaction.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2012, 2011, 2010, 2009 and 2008, we had troubled debt restructurings of approximately $3.8 million, $1.8 million, $782,000, $951,000 and $128,000, respectively. At the dates presented, we had no loans that were delinquent 120 days or greater and that were still accruing interest.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$3,667	$4,881	$3,056	$3,490	$1,096
Multi-family	1,477	—	—	—	—
Commercial	95	206	—	—	—
Home equity lines of credit	—	73	—	—	—
Construction	—	—	—	—	—
Commercial	2	4	—	—	—
Consumer	113	108	—	14	—

Total non-accrual loans	5,354	5,272	3,056	3,504	1,096

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	—	—	733	372	138
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	48
Home equity line of credit	—	—	36	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	8	20	3

Total loans delinquent 90 days or greater and still accruing	—	—	777	392	189

Total non-performing loans	5,354	5,272	3,833	3,896	1,285

Performing troubled debt restructurings	310	—	—	—	—
Total non-performing assets and performing troubled debt restructurings	$5,664	$5,272	$3,833	$3,896	$1,285

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	1,246	690	497	113	56
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	22	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	20	—	13	16

Total other real estate owned and foreclosed assets	1,268	710	497	126	72

Total non-performing assets	$6,622	$5,982	$4,330	$4,022	$1,357

Ratios:
Non-performing loans to total loans	2.03%	2.16%	1.61%	1.72%	0.59%
Non-performing assets to total assets	1.30%	1.17%	1.13%	1.07%	0.40%

(1)	Includes home equity loans.

For the years ended June 30, 2012 and 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $270,000 and $284,000, respectively. We recognized interest income of $0 and $114,000 on such loans for the years ended June 30, 2012 and 2011, respectively.

At June 30, 2012, our non-accrual loans totaled $5.4 million. These non-accrual loans consisted primarily of 27 one- to-four family residential loans with aggregate principal balances of $3.7 million and specific allowances of $684,000, 1 commercial real estate relationship with principal balances totaling $95,000 and specific allowances of $49,000, and 1 multi-family loan with principal balance of $1.5 million and specific allowance of $253,000.

Other than as disclosed in the above tables, there are no other loans at June 30, 2012 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2012 and 2011, we had $3.8 million and 1.8 million, respectively, of troubled debt restructurings. At June 30, 2012 we had troubled debt restructurings of approximately $2.1 million of residential one- to-four family mortgages, $2,000 of commercial loans, $1.5 million of multi-family real estate loans, $95,000 of commercial real estate and $32,000 of consumer loans that were all impaired.

For the years ended June 30, 2012 and 2011, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $217,000 and $104,000, respectively. We recognized interest income of $9,000 and $82,000 on such modified loans for the years ended June 30, 2012 and 2011, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days or Greater
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2012
Real estate loans:
One- to four-family (1)	13	$1,057	11	$1,949	24	$3,006
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	2	57	1	7	3	64
Construction	—	—	—	—	—	—
Commercial	1	11	—	—	1	11
Consumer	4	23	3	40	7	63

Total loans	20	$1,148	15	$1,996	35	$3,144

At June 30, 2011
Real estate loans:
One- to four-family (1)	10	$631	19	$3,458	29	$4,089
Multi-family	—	—	—	—	—	—
Commercial	—	—	2	104	2	104
Home equity lines of credit	2	67	1	37	3	104
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	8	80	4	25	12	105

Total loans	20	$778	26	$3,624	46	$4,402

At June 30, 2010
Real estate loans:
One- to four-family (1)	6	$325	21	$3,789	27	$4,114
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	1	36	1	36
Construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	4	41	1	8	5	49

Total loans	10	$366	23	$3,833	33	$4,199

At June 30, 2009
Real estate loans:
One- to four-family (1)	13	$938	27	$3,862	40	$4,800
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	1	14	—	—	1	14
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	4	23	4	34	8	57

Total loans	18	$975	31	$3,896	49	$4,871

At June 30, 2008
Real estate loans:
One- to four-family (1)	17	$678	15	$1,234	32	$1,912
Multi-family	—	—	—	—	—	—
Commercial	1	46	1	48	2	94
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	9	—	—	1	9
Consumer	1	17	2	3	3	20

Total loans	20	$750	18	$1,285	38	$2,035

(1)	Includes home equity loans.

Total delinquent loans decreased by $1.3 million to $3.1 million at June 30, 2012 from $4.4 million at June 30, 2011. The decrease in delinquent loans was due primarily to a decrease of $1.5 million in one-to four-family loans delinquent 90 days or more and a decrease of $104,000 in commercial real estate loans delinquent 90 days or more, offset by an increase of $426,000 in one-to four-family loans delinquent 60 days or more.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2012, we had $1.3 million in foreclosed assets, which included 11 one-to four-family properties.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the afore-mentioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as watch.

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

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2012 and 2011, include approximately $5.4 million and $5.3 million of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $1.0 million and $903,000 at June 30, 2012 and 2011, respectively. Substandard assets shown include foreclosed assets.

	At June 30,
	2012	2011
	(In thousands)
Classified assets:
Substandard	$6,858	$8,081
Doubtful	—	—
Loss	—	—

Total classified assets	6,858	8,081
Watch	1,788	1,399

Total criticized assets	$8,646	$9,480

At June 30, 2012, substandard assets consisted of $3.9 million of one- to four-family residential mortgage loans, $1.5 million in multi-family loans, $95,000 of commercial real estate loans, $8,000 of home equity lines of credit, $2,000 of commercial business loans, $113,000 of consumer loans, and $1.3 million of real estate owned. At June 30, 2012, watch assets consisted of $1.2 million of commercial business loans, and $612,000 of one- to four-family residential mortgage loans. At June 30, 2012, no assets were classified as doubtful or loss.

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

Determination of General Allowance for Remainder of the Loan Portfolio. We establish a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance is then adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include: (1) Management’s assumptions regarding the minimal level of risk for a given loan category and includes amounts for anticipated losses which may not be reflected in our current loss history experience; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependant loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

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

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago prior to December 2008 under its Mortgage Partnership Finance Program (“MPFP”). However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We continue to service approximately $66.7 million of these loans, for which our maximum potential credit risk is approximately $787,000. From June 2000 to June 30, 2012, we experienced only $8,000 in actual losses under the MPFP. Loans that we have sold to the Federal Home Loan Bank of Chicago since December 2008 are sold under its Mortgage Partnership Finance Xtra Program, rather than the MPFP. Unlike loans sold under the MPFP, we do not retain any credit risk with respect to loans sold under the Mortgage Partnership Finance Xtra Program.

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$3,149	$2,767	$1,365	$1,052	$1,021

Charge-offs:
Real estate loans:
One- to four-family (1)	(651)	(920)	(474)	(21)	(23)
Multi-family	—	—	—	—	—
Commercial	(48)	—	—	(10)	—
Home equity lines of credit	(35)	—	—	—	—
Construction	—	—	—	—	—
Commercial	(29)	(30)	—	(6)	—
Consumer	(88)	(54)	(35)	(69)	(44)

Total charge-offs	(851)	(1,004)	(509)	(106)	(67)

Recoveries:
Real estate loans:
One- to four-family (1)	71	16	18	1	35
Multi-family	—	—	—	—	—
Commercial	—	—	—	1	—
Home equity lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	1	—	—
Consumer	37	19	17	12	10

Total recoveries	108	35	36	14	45
Net charge-offs	(743)	(969)	(473)	(92)	(22)

Provision for loan losses	1,125	1,351	1,875	405	53

Balance at end of period	$3,531	$3,149	$2,767	$1,365	$1,052

Ratios:
Net charge-offs to average loans outstanding	0.30%	0.40%	0.20%	0.04%	0.01%
Allowance for loan losses to non-performing loans at end of period	65.95%	59.73%	72.19%	35.04%	81.48%
Allowance for loan losses to total loans at end of period	1.34%	1.29%	1.16%	0.60%	0.48%

(1)	Includes home equity loans.

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

	At June 30,
	2012		2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,940	55.9%	$1,987	60.8%	$1,785	64.5%
Multi-family	679	14.6	250	10.8	202	8.1
Commercial	245	12.5	232	11.2	175	10.5
Home equity lines of credit	81	3.4	120	4.1	71	3.3
Construction	78	3.2	30	1.7	—	.9
Commercial	347	5.3	352	4.9	400	5.6
Consumer	139	5.1	169	6.5	127	7.1

Total allocated allowance	3,509		3,140		2,760
Unallocated	22		9		7

Total	$3,531	100.00%	$3,149	100.00%	$2,767	100.00%

(1)	Includes home equity loans.

	At June 30,
	2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$938	69.5%	$733	74.6%
Multi-family	67	6.6	48	4.9
Commercial	127	10.5	97	9.7
Home equity lines of credit	32	2.0	12	.8
Construction	—	.8	—	.7
Commercial	85	4.1	54	2.9
Consumer	113	6.5	84	6.3

Total allocated allowance	1,362		1,028
Unallocated	3		19

Total	$1,365	100.00%	$1,047	100.00%

(1)	Includes home equity loans.

Net charge-offs decreased from $969,000 for the year ended June 30, 2011 to $743,000 for the year ended June 30, 2012, with most of the charge-offs during both periods involving one- to four-family residential real estate loans. In addition, non-performing loans increased by $82,000 during the year ended June 30, 2012.

The allowance for loan losses increased $382,000, or 12.1%, to $3.5 million at June 30, 2012 from $3.1 million at June 30, 2011. The increase was based on the amount in charge-offs, non-performing loans, an increase in the loan portfolio and the change in loan portfolio composition. At June 30, 2012, the allowance for loan losses represented 1.34% of total loans compared to 1.29% of total loans at June 30, 2011.

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

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2012, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, Inc., which may acquire up to 5% of voting securities of any company without regulatory approval.

ASC 320-10, “Investment – Debt and Equity Securities” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. All of our securities are available for sale. We do not maintain a trading portfolio.

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

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2012, we held $3.2 million of municipal securities primarily issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2012, we held $4.2 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $75.0 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2012, we had invested $7.5 million in bank-owned life insurance, which was 12.1% of our Tier 1 capital plus our allowance for loan losses.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Chicago stock, federally insured interest-earning time deposits and bank-owned life insurance. As of June 30, 2012, 2011, and 2010 all of such securities were classified as available for sale.

	At June 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government, federal agency and government-sponsored enterprises	$155,124	$160,958	$149,791	$152,127	$103,807	$106,817
U.S. government sponsored mortgage-backed securities	56,601	58,867	34,724	35,536	15,122	16,206
State and political subdivisions	3,221	3,481	2,481	2,610	2,576	2,725

Total	$214,946	$223,306	$186,996	$190,273	$121,505	$125,748

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2012 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government, federal agency and government-sponsored enterprises	$—	—%	$50,424	3.19%	$104,700	2.07%	$—	—%	$155,124	$160,958	2.43%
U.S. government sponsored mortgage-backed securities	—	—	435	5.28	3,551	4.94	52,615	2.97	56,601	58,867	4.01
State and political subdivisions	507	1.23	1,180	3.00	1,470	5.49	64	4.83	3,221	3,481	4.47

Total	$507	1.23%	$52,039	3.67%	$109,721	2.21%	$52,679	2.97%	$214,946	$223,306	2.88%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or internet funding. At June 30, 2012, we had $11.5 million in brokered certificates of deposit and $868,000 in internet funding.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2012			For the Fiscal Year Ended June 30, 2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$9,956	2.95%	—%	$8,476	2.53%	—%
Interest-bearing checking or NOW	28,649	8.50	0.20	25,156	7.51	0.22
Savings accounts	27,560	8.17	0.34	23,679	7.06	0.49
Money market accounts	68,619	20.35	0.29	70,682	21.09	0.51
Certificates of deposit	202,466	60.03	1.25	207,167	61.81	1.72

Total deposits	$337,250	100.00%	0.85%	$335,160	100.00%	1.22%

	For the Fiscal Year Ended June 30, 2010
	Average Balance	Percent	Weighted Average Rate
		(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$7,866	2.45%	—%
Interest-bearing checking or NOW	23,234	7.24	0.47
Savings accounts	20,363	6.35	0.87
Money market accounts	68,321	21.29	0.90
Certificates of deposit	201,074	62.67	2.37

Total deposits	$320,858	100.00%	1.77%

As of June 30, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $73.2 million. The following table sets forth the maturity of those certificates as of June 30, 2012.

At June 30, 2012
(In thousands)
Three months or less	$16,708
Over three months through six months	15,407
Over six months through one year	24,166
Over one year to three years	14,211
Over three years	2,756

Total	$73,248

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2012	2011	2010
	(In thousands)
Interest Rate:
Less than 2.00%	$185,377	$170,725	$90,014
2.00% to 2.99%	11,600	25,143	69,217
3.00% to 3.99%	2,823	8,446	42,023
4.00% to 4.99%	392	918	1,825
5.00% to 5.99%	—	150	150

Total	$200,192	$205,382	$203,229

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit at June 30, 2012.

	At June 30, 2012
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 2.00%	$144,533	$29,619	$7,770	$3,455	$185,377	92.6%
2.00% to 2.99%	3,720	1,344	1,701	4,835	11,600	5.8
3.00% to 3.99%	1,361	1,462	—	—	2,823	1.4
4.00% to 4.99%	392	—	—	—	392	0.2

Total	$150,006	$32,425	$9,471	$8,290	$200,192	100.00%

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Chicago. At June 30, 2012, we had access to additional Federal Home Loan Bank of Chicago advances of up to $28.6 million based on our collateral. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of period	$75,000	$22,500	$22,500
Average balance during period	65,833	28,799	28,908
Maximum outstanding at any month end	78,000	36,000	36,500
Weighted average interest rate at end of period	1.23%	3.74%	4.34%
Average interest rate during period	1.36%	3.08%	3.53%

Personnel

At June 30, 2012, the Association had 90 full-time employees and 3 part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

Subsidiaries

IF Bancorp conducts its principal business activities through its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association. The Iroquois Federal Savings and Loan Association has one wholly-owned subsidiary, L.C.I. Service Corporation, an insurance agency with offices in Watseka and Danville, Illinois.

REGULATION AND SUPERVISION

General

As a federal savings association, Iroquois Federal is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). Prior to July 21, 2011, the Office of Thrift Supervision was Iroquois Federal’s primary federal regulator. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed further below, eliminated the Office of Thrift Supervision and transferred the Office of Thrift Supervision’s functions relating to federal savings associations, including rulemaking authority, to the Office of the Comptroller of the Currency effective July 21, 2011. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Iroquois Federal may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

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

As a savings and loan holding company, IF Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. The Office of Thrift Supervision’s functions relating to savings and loan holding companies were transferred to the Federal Reserve Board on July 21, 2011 pursuant to the Dodd-Frank Act regulatory restructuring. IF Bancorp is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Iroquois Federal and IF Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Iroquois Federal and IF Bancorp. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on IF Bancorp, Iroquois Federal and their operations.

Dodd-Frank Act

As noted above, the Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. These capital requirements do not apply to savings and loan holding companies until five years after the July 21, 2010 enactment date of the Dodd-Frank Act. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on May 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. Their impact on operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Iroquois Federal and IF Bancorp.

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

Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital assets leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by regulation, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.

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

At June 30, 2012, Iroquois Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.

On July 30, 2012 Iroquois Federal received approval from the Office of the Comptroller of the Currency to participate in the Supplemental Lending Limits Program (SLLP). This program allows eligible savings associations to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower, in the lesser of the following two amounts: (1) 10% of its capital and surplus; or (2) the percentage of capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for loans secured by one- to four-family residential real estate, small business loans, small farm loans or unsecured loans in the state where the main office of the savings association is located. For Iroquois Federal, this additional limit (or “supplemental limit”) for one- to four-family residential real estate, small business, or small farm loans is 10% of the Association’s capital and surplus. In addition, the total outstanding amount of the Association’s loans or extensions of credit or parts of loans and extensions of credit made to all of the Association’s borrowers under the SLLP may not exceed 100% of the Association’s capital and surplus. Iroquois Federal intends to use the supplemental limit for its loans to one borrower infrequently, and all such credit facilities must receive prior approval by the Board of Directors.

As of June 30, 2012, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

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

Iroquois Federal also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2012, Iroquois Federal maintained approximately 88.1% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Iroquois Federal, must still file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

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

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Iroquois Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Iroquois Federal. IF Bancorp is an affiliate of Iroquois Federal because of its control of Iroquois Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings associations to maintain detailed records of all transactions with affiliates.

Iroquois Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Iroquois Federal’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Iroquois Federal’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

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

Prompt Corrective Action Regulations. Under the Federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. A savings institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2012, Iroquois Federal met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC insured financial institutions such as Iroquois Federal. Deposit accounts in Iroquois Federal are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The proposed rule also revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2012, the annualized FICO assessment was equal to 0.66 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Iroquois Federal. Management cannot predict what assessment rates will be in the future.

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

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2012, Iroquois Federal was in compliance with this requirement.

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

Holding Company Regulation

General. IF Bancorp is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, IF Bancorp is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over IF Bancorp and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Federal Reserve Board assumed the regulatory authority over savings and loan holding companies previously exercised by the Office of Thrift Supervision on July 21, 2011.

Permissible Activities. Under present law, the business activities of IF Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, including IF Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments that were issued by May 19, 2010 are grandfathered in for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. The Dodd-Frank Act contains an exception for bank holding companies of less than $500 million in assets, but it is uncertain at this time whether the exception will apply to similarly sized savings and loan holding companies.

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

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

IF Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. IF Bancorp is subject to the requirements of the Securities Exchange Act of 1934, as amended. Because IF Bancorp’s initial sale of its common stock occurred prior to December 8, 2011, it does not qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act.

ITEM 1A.	RISK FACTORS

Because we intend to continue to originate commercial real estate, multi-family and commercial business loans, our credit risk may increase, and continued downturns in the local real estate market or economy could adversely affect our earnings.

We intend to continue originating commercial real estate, multi-family and commercial business loans. At June 30, 2012, $32.9 million, or 12.5%, of our total loan portfolio consisted of commercial real estate loans, $38.5 million, or 14.6%, of our total loan portfolio consisted of multi-family loans, and $13.9 million, or 5.3%, of our total loan portfolio consisted of commercial business loans. These categories of loans have increased significantly since June 30, 2007, when $21.1 million, or 10.1%, of our total loan portfolio consisted of commercial real estate loans, $1.1 million, or 0.5%, of our total loan portfolio consisted of multi-family loans, and $5.0 million, or 2.4%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

If our non-performing loans and other non-performing assets increase, our earnings will decrease.

At June 30, 2012, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, troubled debt restructurings and real estate owned) totaled $6.6 million, which is an increase of $640,000 over our non-performing assets at June 30, 2011, and $2.3 million over our non-performing assets at June 30, 2010. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets. Additionally, our real estate owned results in carrying costs such as taxes, insurance and maintenance fees. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Iroquois Federal. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly by recording a provision for loan losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. Our allowance for loan losses was 1.34% of total loans at June 30, 2012. Additions to our allowance could materially decrease our net income.

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2012, 47.0% of our loans had remaining maturities of, or reprice after, 15 years or longer, while 74.9% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

During the past three years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008. Consequently, the average yield on our interest earning assets has decreased to 3.85% for the year ended June 30, 2011 from 5.71% for the year ended June 30, 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. This has resulted in increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

A portion of our loan portfolio consists of loan participations secured by properties outside of our primary market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2012, our loan participations totaled $16.2 million, or 6.1% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

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

In addition to loans that we originate, at June 30, 2012, our loan portfolio included $17.2 million of purchased loans. These loans were primarily purchased from three vendors: Irwin Mortgage Corporation (now serviced by Everhome Mortgage Company); Mid America Bank (now serviced by PNC Bank); and Countrywide Financial (now serviced by Bank of America). Of these loans, $4.2 million were purchased from Countrywide and have experienced a significantly higher rate of losses than loans that we originate. As of June 30, 2012, the loans purchased from Countrywide consisted of 7 loans secured by one- to four-family residential loans, primarily in the Chicago market area. Of these 7 loans, 2 are classified as substandard and have specific allowances of $67,000. The other 5 loans are performing in accordance with their original terms. If we experience additional losses on these loans, our earnings will decrease.

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

The Federal Home Loan Bank (“FHLB”) of Chicago ceased paying dividends in the third quarter of 2007, and resumed paying a dividend in the fourth quarter of 2010. The dividend paid for the second quarter of 2012 was equal to an annualized rate of 30 basis points per share, far below the dividend paid by the FHLB of Chicago prior to 2007. The failure of the FHLB of Chicago to pay full dividends for any quarter will reduce our earnings during that quarter. At June 30, 2012, the carrying value of our FHLB of Chicago stock was $4.2 million.

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

We operate from our main office, three branch offices, an administrative office, and a data center located in Iroquois, Vermilion and Kankakee Counties, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $4.4 million at June 30, 2012. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased
Main Office:
201 East Cherry Street Watseka, Illinois 60970	1964	Owned

Branches:
619 North Gilbert Street Danville, Illinois 61832	1973	Owned

175 East Fourth Street Clifton, Illinois 60927	1977	Owned

511 South Chicago Road Hoopeston, Illinois 60942	1979	Owned

Loan Production Office:
3535 Highway 54 Osage Beach, Missouri 65065	2006	Owned

Administrative Office:
204 East Cherry Street Watseka, Illinois 60970	2001	Owned

Data Center:
819 East 4000 South Road Kankakee, Illinois 60901	2012	Leased (expires May 30, 2015)

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information.

The Company’s common stock is listed on the Nasdaq Capital Market (“NASDAQ”) under the trading symbol “IROQ.” The Company completed its initial public offering on July 7, 2011 and commenced trading on July 8, 2011. The Company has not paid any dividends to stockholders to date. See “Dividends” below.

	High	Low
Fiscal 2012:
First Quarter	$11.79	$10.70
Second Quarter	$11.43	$10.95
Third Quarter	$12.37	$11.16
Fourth Quarter	$13.49	$12.05

Holders.

As of September 19, 2012, there were 486 holders of record of the Company’s common stock.

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

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The Company did not repurchase any of its outstanding shares of common stock during the three-month period ended June 30, 2012. On September 12, 2012, the Company announced a stock repurchase program to repurchase up to 240,563 shares, or approximately 5%, of its outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	At June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:

Total assets	$511,330	$510,816	$384,782	$377,158	$338,959
Cash and cash equivalents	8,193	60,506	6,836	11,902	3,658
Investment securities available for sale	223,306	190,273	125,747	99,423	69,932
Investment securities held to maturity	—	—	—	25,447	33,101
Federal Home Loan Bank of Chicago stock	4,175	3,121	3,121	3,121	3,121
Loans held for sale	179	—	460	156	—
Loans receivable, net	258,731	240,020	233,753	223,656	215,180
Real estate owned	1,268	710	497	126	72
Bank-owned life insurance	7,495	7,235	6,978	6,723	6,469
Deposits	344,485	444,065	320,557	313,352	269,944
Federal Home Loan Bank of Chicago advances	75,000	22,500	22,500	26,500	36,000
Total equity	86,649	39,441	37,288	33,256	28,912

	For the Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Operating Data:

Interest income	$18,001	$16,941	$17,761	$18,118	$18,142
Interest expense	3,784	4,988	6,714	8,663	11,033

Net interest income	14,217	11,953	11,047	9,455	7,109
Provision for loan losses	1,125	1,351	1,875	405	47

Net interest income after provision for loan losses	13,092	10,602	9,172	9,050	7,062
Noninterest income	3,705	3,811	4,040	3,098	2,497
Noninterest expense	14,838	10,185	9,146	8,379	7,247

Income before income tax expense	1,959	4,228	4,066	3,769	2,312
Income tax expense	559	1,398	1,389	1,362	742

Net income	$1,400	$2,830	$2,677	$2,407	$1,570

	At or For the Fiscal Years Ended June 30,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.28%	0.68%	0.69%	0.67%	0.47%
Return on average equity (net income as a percentage of average equity)	1.66%	7.88%	8.10%	7.85%	5.50%
Interest rate spread (1)	2.89%	2.93%	2.92%	2.53%	1.95%
Net interest margin (2)	3.04%	3.05%	3.01%	2.74%	2.20%
Efficiency ratio (3)	82.79%	64.61%	65.42%	67.12%	76.69%
Noninterest expense to average total assets	3.01%	2.45%	2.36%	2.32%	2.17%
Average interest-earning assets to average interest-bearing liabilities	118.82%	110.28%	107.13%	108.37%	107.37%
Average equity to average total assets	17.09%	8.65%	8.52%	8.50%	8.53%

Asset Quality Ratios:
Non-performing assets to total assets	1.30%	1.17%	1.13%	1.07%	0.40%
Non-performing loans to total loans	2.03%	2.16%	1.64%	1.74%	0.60%
Allowance for loan losses to non-performing loans	65.95%	59.73%	72.19%	35.04%	81.48%
Allowance for loan losses to total loans	1.34%	1.29%	1.17%	0.61%	0.49%
Net charge-offs (recoveries) to average loans	0.30%	0.40%	0.20%	0.04%	0.01%

Capital Ratios:
Total capital (to risk-weighted assets)
Company	33.3%	—	—	—	—
Association	24.3%	16.6%	17.3%	16.7%	16.7%
Tier 1 capital (to risk-weighted assets)
Company	32.1%	—	—	—	—
Association	23.0%	15.7%	16.4%	16.1%	16.1%
Tier 1 capital (to adjusted total assets)
Company	16.1%	—	—	—	—
Association	11.6%	7.3%	9.0%	8.4%	8.6%
Tangible capital (to adjusted total assets)
Company	16.1%	—	—	—	—
Association	11.6%	7.3%	9.0%	8.4%	8.6%

Other Data:
Number of full service offices	4	4	4	4	4
Full time equivalent employees	92	87	82	80	74

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $511.3 million in assets at June 30, 2012 from $326.4 million in assets at June 30, 2007. We have increased our assets primarily through increased investment securities and loan growth.

Historically, we have operated as a traditional thrift institution. As recently as June 30, 2007, $165.0 million, or approximately 78.8% of our loan portfolio, consisted of longer-term, one- to four-family residential real estate loans. However, in recent years, we have increased our focus on the origination of commercial real estate loans, multi-family real estate loans and commercial business loans, which generally provide higher returns than one- to four-family residential mortgage loans, have shorter durations and are often originated with adjustable rates of interest. As a result, our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 2.89% for the year ended June 30, 2012 from 1.88% for the year ended June 30, 2007. This contributed to a corresponding increase in net interest income (the difference between interest income and interest expense) to $14.2 million for the fiscal year ended June 30, 2012 from $6.2 million for the fiscal year ended June 30, 2007.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $6.6 million or 1.30% of total assets at June 30, 2012.

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

The Association’s legal lending limit to any one borrower is 15% of unimpaired capital and surplus. On July 30, 2012 our Association received approval from the Office of the Comptroller of the Currency (OCC) to participate in the Supplemental Lending Limits Program (SLLP). This program allows eligible savings associations to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower. For our association this additional limit (or “supplemental limit(s)”) for one-to four-family residential real estate, small business, or small farm loans is 10% of our Association’s capital and surplus. In addition, the total outstanding amount of the Association’s loans or extensions of credit or parts of loans and extensions of credit made to all of its borrowers under the SLLP may not exceed 100% of the Association’s capital and surplus. By Association policy, participation of any credit facilities in the SLLP is to be infrequent and all credit facilities are to be with prior Board approval.

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

The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. See also “Business —Allowance for Loan Losses.”

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2012 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2012 and June 30, 2011

Total assets increased $514,000, or 0.1%, to $511.3 million at June 30, 2012 from $510.8 million at June 30, 2011. The increase was primarily due to a $33.0 million increase in investment securities and a $18.9 increase in net loans, partially offset by an decrease of $52.3 million in cash and cash equivalents. The large change in cash and cash equivalents was a result of our mutual-to-stock conversion that closed on July 7, 2011. The stock offering in connection with the conversion was oversubscribed which resulted in $68.9 million in over subscriptions being refunded to subscribers shortly after the closing of the conversion.

Net loans receivable, including loans held for sale, increased by $18.9 million, or 7.9%, to $258.9 million at June 30, 2012 from $240.0 million at June 30, 2011. The increase in net loans receivable during this period was due primarily to a $12.2 million, or 46.6%, increase in multi-family loans, a $5.5 million, or 20.2% increase in commercial real estate loans, a $4.4 million, or 107.9%, increase in construction loans, and a $1.8 million, or 15.3% increase in commercial loans. These increases were partially offset by a $2.2 million, or 13.9%, decrease in consumer loans, a $1.0 million, or 10.4% decrease in in home equity lines of credit, and a $762,000, or 0.51% decrease in one-to four-family residential loans (due primarily to increased sales of loans originated).

Investment securities, consisting entirely of securities available for sale, increased $33.0 million, or 17.4%, to $223.3 million at June 30, 2012 from $190.3 million at June 30, 2011. Purchased investment securities, consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage backed securities with terms of 15 years. We had no securities held to maturity at June 30, 2012 or June 30, 2011.

As of June 30, 2012, other assets decreased $988,000 to $1.2 million, Federal Home Loan Bank stock increased $1.1 million to $4.2 million, and other real estate owned increased $558,000 to $1.3 million from the respective balances as of June 30, 2011. The decrease in other assets was mostly attributable to prepaid conversion costs which were $766,000 at June 30, 2011 and reduced to zero at June 30, 2012. Federal Home Loan Bank stock increased as a result of stock purchases to support an increase in Federal Home Loan Bank advances. Other real estate owned increased due to new foreclosures as of June 30, 2012.

At June 30, 2012, our investment in bank-owned life insurance was $7.5 million, an increase of $260,000 from $7.2 million at June 30, 2011. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for loan losses, which totaled $15.5 million at June 30, 2012.

Deposits decreased $99.6 million, or 22.4%, to $344.5 million at June 30, 2012 from $444.1 million at June 30, 2011. Certificates of deposit decreased $10.7 million, or 5.4%, to $188.7 million, savings, NOW, and money market accounts decreased $96.6 million, or 41.9%, to $133.7 million, brokered certificates of deposit increased $5.5 million, or 91.6%, to $11.5 million, and noninterest bearing demand accounts increased $2.2 million, or 26.3%, to $10.6 million. The large decrease in deposits was due to our mutual-to-stock conversion which closed on July 7, 2011, for which we held approximately $113 million in escrow deposit balances at June 30, 2011.

Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $52.5 million, or 233.3%, to $75.0 million at June 30, 2012 from $22.5 million at June 30, 2011. We increased our borrowings to fund loans, replace deposit outflow, and purchase investment securities as we reposition our portfolio in anticipation of securities being called over the next several months. Current interest rates on borrowings are more favorable than rates paid on deposits.

Other liabilities remained consistent at $1.9 million at June 30, 2012 and June 30, 2011

Total equity increased $47.2 million, or 119.7%, to $86.6 million at June 30, 2012 from $39.4 million at June 30, 2011. The increase was primarily the result of our mutual-to-stock conversion which increased capital $46.4 million net of conversion costs of $1.7 million. Equity was also increased due to an increase in unrealized gains on securities available for sale of $3.0 million and net income of $1.4 million. These increases to equity were partially offset by the purchase of employee stock ownership plan (“ESOP”) shares of $3.8 million. The increase in unrealized gains on securities available-for-sale was due to higher market values of available-for-sale securities. The ESOP was established at the time of the conversion. The net income was impacted by a contribution to our newly established charitable foundation, Iroquois Federal Foundation, Inc., of 314,755 shares of IF Bancorp, Inc. stock (valued at $3,147,550 at the time of the conversion) and $450,000 in cash.

Comparison of Operating Results for the Years Ended June 30, 2012 and 2011

General. Net income decreased $1.4 million, or 50.5%, to $1.4 million net income for the year ended June 30, 2012 from $2.8 million net income for the year ended June 30, 2011. The decrease was primarily due to a $4.7 million increase in noninterest expense and a $106,000 decrease in noninterest income, partially offset by a $2.3 million increase in net interest income, a $226,000 decrease in provision for loan losses, and a $839,000 reduction in income tax expense. The increase in noninterest expense was primarily due to contributions to the charitable foundation that was established at the time of our mutual-to-stock conversion. IF Bancorp, Inc. donated 314,755 shares of its stock (valued at $3,147,550 at the time of the conversion) and the Association made a cash donation of $450,000.

Net Interest Income. Net interest income increased by $2.3 million, or 18.9%, to $14.2 million for the year ended June 30, 2012 from $12.0 million for the year ended June 30, 2011. The increase was due to a decrease of $1.2 million in interest expense and an increase of $1.1 million in interest income. The increase in net interest income was primarily the result of a $75.1 million, or 19.2% increase in the average balance of interest earning assets, partially offset by a $37.6 million, or 10.6% increase in average balance of interest bearing liabilities. Our net interest margin decreased 1 basis point to 3.04% for the year ended June 30, 2012 compared to 3.05% for the year ended June 30, 2011, and our net interest rate spread decreased 3 basis points to 2.89% for the year ended June 30, 2012 compared to 2.92% for the year ended June 30, 2011.

Interest Income. Interest income increased $1.1 million, or 6.3%, to $18.0 million for the year ended June 30, 2012 from $16.9 million for the year ended June 30, 2011. The increase in interest income was primarily due to a $1.5 million increase in interest income on securities, which resulted from an increase in the average balance of securities of $63.0 million, or 43.5%, to $207.7 million for the year ended June 30, 2012 from $144.7 million for the year ended June 30, 2011. The average balance of securities increased due to the investment of the proceeds received in the mutual-to-stock conversion. This increased average balance of securities was partially offset by a 17 basis point, or 5.7% decrease in the average yield on securities from 2.96% to 2.79%. The decrease in the average yield was primarily due to lower market interest rates during the period.

Interest income on loans decreased $468,000 as a $10.8 million increase in the average balance of loans to $250.8 million at June 30, 2012 was more than offset by a 41 basis point decrease in the average yield on loans from 5.27% to 4.86%. The decrease in the average yield on loans reflected both a reduction in the current interest rates charged on loans originated during the period versus the average rates on existing loans in the portfolio, and the adjustment of a portion of our adjustable rate one-to four-family residential loans to a lower rate at the contractual adjustment term.

Interest Expense. Interest expense decreased $1.2 million, or 24.1%, to $3.8 million for the year ended June 30, 2012 from $5.0 million for the year ended June 30, 2011. The decrease occurred due to lower market interest rates partially offset by and increase in the average balance of borrowings.

Interest expense on interest-bearing deposits decreased by $1.2 million, or 29.7%, to $2.9 million for the year ended June 30, 2012 from $4.1 million for the year ended June 30, 2011. This decrease was primarily due to a decrease of 37 basis points in the average cost of interest-bearing deposits to 0.88% for the year ended June 30, 2012 from 1.25% for the year ended June 30, 2011. We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended June 30, 2012, reflecting lower market interest rates as compared to the prior period. The decrease in average cost was partially offset due to a $610,000, or 0.2%, increase in the average balance of interest-bearing deposits to $327.3 million for the year ended June 30, 2012 from $326.7 million for the year ended June 30, 2011.

Interest expense on borrowings increased $13,000, or 1.5%, to $908,000 for the year ended June 30, 2012 from $895,000 for the year ended June 30, 2011. This increase was due to an increase in the average balance of borrowings to $65.8 million for the year ended June 30, 2012 from $28.8 million for the year ended June 30, 2011, partially offset by a 173 basis point decrease in the average cost of such borrowings to 1.38% for the year ended June 30, 2012 from 3.11% for the year ended June 30, 2011.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $1.1 million for the year ended June 30, 2012, compared to a provision for loan losses of $1.4 million for the year ended June 30, 2011. The allowance for loan losses was $3.5 million, or 1.34% of total loans, at June 30, 2012, compared to $3.1 million, or 1.29% of total loans, at June 30, 2011. Non-performing loans increased during the year ended June 30, 2012 due to the addition of one loan relationship totaling $2.1 million that is classified as a troubled debt restructuring. The loans were substantially collateralized, thus the impact to the allowance for loan losses was minimal. During the year ended June 30, 2012 and 2011, $743,000 and $969,000 in net charge-offs were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2012	Year Ended June 30, 2011
Allowance to non-performing loans	65.95%	59.73%
Allowance to total loans outstanding at the end of the period	1.34%	1.29%
Net charge-offs to average total loans outstanding during the period, annualized	.30%	.40%
Total non-performing loans to total loans	2.03%	2.16%
Total non-performing assets to total assets	1.30%	1.17%

Noninterest Income. Noninterest income decreased $106,000, or 2.8%, to $3.7 million for the year ended June 30, 2012 compared to $3.8 million for the year ended June 30, 2011. The decrease was primarily due to decreases in mortgage banking income and brokerage commissions, partially offset by increased insurance commissions. For the year ended June 30, 2012, mortgage banking income decreased $376,000 to $317,000 and brokerage commissions decreased $91,000 to $521,000. The decrease in mortgage banking income was due primarily to a reduction in the fair value of mortgage servicing rights as a result of decreased market interest rates and a slow down of mortgage refinancing, and the decrease in brokerage commissions was a result of less activity due to decreased market interest rates. These decreases were partially offset by an increase of $132,000 in insurance commissions due to an increase in insurance sales and an increase of $264,000 in net realized gains on the sale of available-for-sale securities which was due to the interest rate environment in the year ended June 30, 2012, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the year ended June 30, 2011.

Noninterest Expense. Noninterest expense increased $4.7 million, or 45.7%, to $14.8 million for the year ended June 30, 2012 from $10.2 million for the year ended June 30, 2011. The largest components of this increase were charitable contributions, which increased $3.6 million, compensation and benefits, which increased $639,000, or 9.8%, professional services expense, which increased $132,000, or 68.4%, and audit and examinations, which increased $183,000, or 100.0%. The increase in charitable contributions was primarily due to a contribution to our newly established charitable foundation, Iroquois Federal Foundation, Inc., of 314,755 shares of IF Bancorp, Inc. stock (valued at $3,147,550 at time of conversion) as well as a cash donation of $450,000. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Increases in professional services and audit and examinations expense were a result of increased costs associated with transitioning to a public company. These increases were partially offset by a decrease of $128,000 in deposit insurance premium resulting from the new FDIC formula used to calculate this premium.

Income Tax Expense. We recorded a provision for income tax of $559,000 for the year ended June 30, 2012, compared to a provision for income tax of $1.4 million for the year ended June 30, 2011, reflecting effective tax rates of 28.5% and 33.1%, respectively. The decreased tax rate for the year ended June 30, 2012 was a result of a lower taxable income due to a contribution to our newly established charitable foundation, Iroquois Federal Foundation, Inc., of 314,755 shares of IF Bancorp, Inc. stock (valued at $3,147,550 at time of conversion) as well as a cash donation of $450,000.

Asset Quality

At June 30, 2012, our non-accrual loans totaled $5.4 million, including $3.7 million in one-to four-family loans, $1.5 million in multi-family loans, $95,000 in commercial real estate loans, $2,000 in commercial business loans and $113,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At June 30, 2012, we had no loans delinquent 90 days or greater and still accruing interest.

At June 30, 2012, loans classified as substandard equaled $5.6 million. Loans classified as substandard consisted of $3.9 million in one- to four-family loans, $1.5 million in multi-family loans, $95,000 in commercial real estate loans, $8,000 in home equity lines of credit, $2,000 in commercial business loans and $113,000 in consumer loans. At June 30, 2012, no loans were classified as doubtful or loss. At June 30, 2012 there were also $1.3 million in real estate owned assets.

At June 30, 2012, watch assets consisted of $1.2 million in commercial business loans and $612,000 in one-to four-family loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2012 and June 30, 2011, we had $3.8 million and $1.8 million, respectively, of troubled debt restructurings. At June 30, 2012 our troubled debt restructurings consisted of $2.1 million in one-to four-family loans, $1.5 million in multi-family loans, $95,000 in commercial real estate loans, $2,000 in commercial business loans and $32,000 in consumer loans.

Of the increase in troubled debt restructurings, an increase of $949,000 in one-to four-family and $1.5 million in multi-family real estate loans were the result of the Company modifying loans by advancing funds for real estate taxes, in exchange for the taxes being capitalized into the loan and all future loan payments to include real estate tax escrow in addition to principal and interest payments. Prior to such troubled debt restructurings, only principal and interest payments were being made by the customers.

At June 30, 2012, we had $1.3 million in foreclosed assets compared to $710,000 as of June 30, 2011. Foreclosed assets at June 30, 2012, consisted of $1.3 million in residential real estate properties while foreclosed assets at June 30, 2011, consisted of $690,000 in residential real estate and $20,000 in other repossessed assets.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the twelve-month periods ended June 30, 2012 and 2011:

	Year ended June 30,
	2012	2011
Balance, beginning of period	$3,149	$2,767
Loans charged off
Real estate loans
One-to four-family	(651)	(920)
Multi-family	—	—
Commercial	(48)	—
HELOC	(35)	—
Construction	—	—
Commercial	(29)	(30)
Consumer	(88)	(54)

Gross charged off loans	(851)	(1,004)

Recoveries of loans previously charged off
Real estate loans
One-to four-family	71	16
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial	—	—
Consumer	37	19

Gross recoveries of charged off loans	108	35

Net charge offs	(743)	(969)

Provision charged to expense	1,125	1,351

Balance, end of period	$3,531	$3,149

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $382,000 to $3.5 million at June 30, 2012, from $3.1 million at June 30, 2011. The increase was a result of an increase in outstanding loans and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at June 30, 2012.

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

The following table sets forth the Company’s weighted average historical net charge offs as of June 30, 2012, and June 30, 2011:

Portfolio segment	June 30, 2012 Net charge offs – 12 quarter weighted historical	June 30, 2011 Net charge offs – 12 quarter weighted historical
Real Estate
One-to four-family	.48%	.52%
Multi-family	.33%	—%
Commercial	.13%	.12%
HELOC	.12%	.14%
Construction	—%	—%
Commercial business	.16%	.09%
Consumer	.16%	.35%

Entire portfolio total	.39%	.38%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and assigns a percentage to each factor based on management’s judgement. At June 30, 2012, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category and includes amounts for anticipated losses which may not be reflected in our current loss history experience; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at June 30, 2012	Qualitative factor applied at June 30, 2011
Real Estate
One-to four-family	.39%	.31%
Multi-family	.82%	.95%
Commercial	.46%	.53%
HELOC	.78%	.76%
Construction	.94%	.75%
Commercial business	2.33%	2.83%
Consumer	.54%	.32%

Entire portfolio total	.57%	.54%

At June 30, 2012, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $1.5 million, as compared to $1.3 million at June 30, 2011. The general increase in qualitative factors was attributable primarily to the increase in non-accrual loans as a result of higher troubled debt restructurings.

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

	For the Fiscal Years Ended June 30,
	2012			2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$147,438	$6,668	4.52%	$149,203	$7,417	4.97%	$154,532	$8,184	5.30%
Multi-family	30,857	1,524	4.94	23,623	1,248	5.28	17,992	988	5.49
Commercial	30,667	1,723	5.62	26,195	1,586	6.05	23,990	1,478	6.16
Home equity lines of credit	9,408	400	4.25	9,616	409	4.25	6,408	281	4.39
Construction loans	5,240	231	4.41	1,990	91	4.57	2,034	98	4.81
Commercial business loans	12,679	688	5.43	12,941	752	5.81	12,128	736	6.07
Consumer loans	14,513	943	6.50	16,389	1,142	6.97	15,240	1,135	7.45

Total loans	250,802	12,177	4.86	239,957	12,645	5.27	232,324	12,900	5.55

Securities:
U.S. government, federal agency and government-sponsored enterprises	160,472	4,179	2.60	123,379	3,518	2.85	98,984	3,494	3.53
U.S. government sponsored mortgage-backed securities	44,407	1,562	3.52	15,504	713	4.60	28,390	1,297	4.56
State and political subdivisions	2,776	52	1.87	5,809	56	0.96	2,120	65	3.07

Total securities	207,655	5,793	2.79	144,692	4,287	2.96	129,494	4,856	3.75
Other	8,665	31	0.36	7,363	9	0.12	4,460	5	0.11

Total interest-earning assets	467,122	18,001	3.85	392,012	16,941	4.32	366,278	17,761	4.84

Noninterest-earning assets	26,412			23,046			21,973

Total assets	$493,534			$415,058			$388,251

Interest-bearing liabilities:
Interest-bearing checking or NOW	$28,649	58	0.20	$25,156	55	0.22	$23,234	109	0.47
Savings accounts	27,560	94	0.34	23,679	117	0.49	20,363	179	0.87
Money market accounts	68,619	202	0.29	70,682	357	0.51	68,321	616	0.90
Certificates of deposit	202,466	2,522	1.25	207,167	3,564	1.72	201,074	4,775	2.37

Total interest-bearing deposits	327,294	2,876	0.88	326,684	4,093	1.25	312,992	5,679	1.77
Federal Home Loan Bank advances	65,830	908	1.38	28,799	895	3.11	28,908	1,035	3.58

Total interest-bearing liabilities	393,124	3,784	0.96	355,483	4,988	1.40	341,900	6,714	1.92

Noninterest-bearing liabilities	16,088			23,654			13,289

Total liabilities	409,212			379,137			355,189
Equity	84,322			35,923			33,062

Total liabilities and equity	$493,534			$415,058			$388,251

Net interest income		$14,217			$11,953			$11,047

Net interest rate spread (2)			2.89%			2.92%			2.92%
Net interest-earning assets (3)	$73,998			$36,529			$24,378

Net interest margin (4)			3.04%			3.05%			3.01%
Average interest-earning assets to interest-bearing liabilities	119%			110%			105%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2012 vs. 2011			Fiscal Years Ended June 30, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$551	$(1,019)	$(468)	$413	$(668)	$(255)
Securities	1,807	(301)	1,506	514	(1,081)	(567)
Other	2	20	22	2	—	2

Total interest-earning assets	$2,360	$(1,300)	$1,060	$929	$(1,749)	$(820)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$8	$(5)	$3	$8	$(62)	$(54)
Savings accounts	17	(40)	(23)	25	(87)	(62)
Certificates of deposit	(82)	(960)	(1,042)	139	(1,350)	(1,211)
Money market accounts	(12)	(143)	(155)	20	(279)	(259)

Total interest-bearing deposits	(69)	(1,148)	(1,217)	193	(1,779)	(1,586)
Federal Home Loan Bank advances	704	(691)	13	(4)	(136)	(140)

Total interest-bearing liabilities	$635	$(1,839)	$(1,204)	$189	$(1,915)	$(1,726)

Change in net interest income	$1,725	$539	$2,264	$740	$166	$906

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

In addition, changes in interest rates can affect the fair values of our financial instruments. For additional information regarding the fair values of our assets and liabilities, see Note 15 to the Notes to our Consolidated Financial Statements.

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

The tables below illustrate the simulated impact of rate shock scenarios up to 400 basis points over a three-year period on our Earnings at Risk (for both net interest income and net income) and our Capital at Risk (for tangible equity capital, tier 1 risk-based capital, and total risk-based capital). The Earnings at Risk tables show Net Interest Income and Net Income decreasing in a rising rate environment. The Capital at Risk tables show tangible equity capital, tier 1 risk-based capital, and total risk-based capital all remain well capitalized when shocked 400 basis points over a three year period. The Net Portfolio Value at Risk table below sets forth our calculation of the estimated changes in our net portfolio value at June 30, 2012 resulting from immediate rate shocks up to 400 basis points.

Earnings at Risk

Change in Interest	% Change in Net Interest Income			% Change in Net Income
Rates (basis points)	6/30/13	6/30/14	6/30/15	6/30/13	6/30/14	6/30/15
+400	(5.6%)	(17.9%)	(26.1%)	(31.1%)	(58.1%)	(84.7%)
+300	(5.6%)	(13.5%)	(18.2%)	(31.0%)	(47.3%)	(65.0%)
+200	(5.8%)	(11.6%)	(8.6%)	(31.6%)	(42.4%)	(40.9%)
+100	(2.9%)	(2.5%)	0.9%	(23.7%)	(19.6%)	(16.9%)
0	0.6%	3.7%	6.5%	(15.2%)	(4.0%)	(3.0%)

Capital at Risk

Change in Interest	Tangible Equity Capital			Tier 1 Risk-Based Capital			Total Risk-Based Capital
Rates (basis points)	6/30/13	6/30/14	6/30/15	6/30/13	6/30/14	6/30/15	6/30/13	6/30/14	6/30/15
+400	11.8%	11.5%	11.3%	23.5%	23.2%	22.5%	24.7%	24.5%	23.8%
+300	11.8	11.6	11.5	23.5	23.3	22.8	24.7	24.6	24.1
+200	11.8	11.6	11.6	23.5	23.3	23.1	24.7	24.6	24.3
+100	11.8	11.8	12.0	23.5	23.7	23.7	24.8	25.0	25.0
0	11.9	12.0	12.3	23.6	24.0	24.2	24.9	25.2	25.5

Net Portfolio Value at Risk

At June 30, 2012
Change in Interest Rates (basis points)	Estimated NPV	% Change NPV	NPV Ratio	Increase/ (Decrease) (in basis points)
+400	$49,335	(28.8)	9.7%	390
+300	$55,924	(19.1)	11.0	260
+200	$61,743	(10.9)	12.1	150
+100	$66,452	(4.1)	13.0	60
0	$69,309		13.6

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2012 and 2011, our liquidity ratio averaged 42.6% and 35.3% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2012.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $8.2 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2012, we had $7.2 million in loan commitments outstanding, and $15.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2012 totaled $150.0 million, or 43.5% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. Additionally, we believe that the additional capital that we raised in the offering will provide additional liquidity. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2012 and 2011, we originated $71.6 million and $86.7 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net decrease in total deposits of $99.6 million for the year ended June 30, 2012, and a net increase in total deposits of $123.5 million for the year ended June 30, 2011. The increase of $123.5 million for the year ended June 30, 2011 included $105.8 million held in escrow accounts for the subscription offering that was closed on July 7, 2011. The oversubscribed amount of $68.9 million was returned to subscribers once the offering was closed. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $75 million at June 30, 2012. At June 30, 2012, we had the ability to borrow up to an additional $28.6 million from the Federal Home Loan Bank of Chicago based on our collateral and had the ability to borrow an additional $11.5 million from the Federal Reserve based upon current collateral pledged.

Iroquois Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 11– Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 17 – Commitments and Credit Risk of the notes to the financial statements included in this Annual Report on Form 10-K.

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

Impact of Inflation and Changing Prices

Our financial statements and related notes have been prepared in accordance with U.S. GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2012. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2012 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 19, 2012 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on the Company’s Internet Web site.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement under the captions “Executive Officers—Executive Compensation” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Not applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement under the captions “Transactions with Related Persons” and “Proposal 1 — Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal III—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)

3.2	Bylaws of IF Bancorp, Inc. (1)

4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)

10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Alan D. Martin (2)

10.2	Employment Agreement between IF Bancorp, Inc. and Alan D. Martin (2)

10.3	Change in Control Agreement of Pamela J. Verkler (2)

10.4	Change in Control Agreement of Walter H. Hasselbring, III (2)

10.5	Directors Non Qualified Retirement Plan (1)

21.0	List of Subsidiaries (1)

23.0	Consent of BKD, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (3)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and 2011, (ii) the Consolidated Statements of Income for the years ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011, and (vi) the notes to the Consolidated Financial Statements. (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(3)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 19, 2012	By:	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan D. Martin Alan D. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	September 19, 2012

/s/ Pamela J. Verkler Pamela J. Verkler	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 19, 2012

/s/ Gary Martin Gary Martin	Chairman of the Board	September 19, 2012

/s/ Joseph A. Cowan Joseph A. Cowan	Director	September 19, 2012

/s/ Ardith Heuton Ardith Heuton	Director	September 19, 2012

/s/ Wayne A. Lehmann Wayne A. Lehmann	Director	September 19, 2012

/s/ John D. Martin John D. Martin	Director	September 19, 2012

/s/ Frank J. Simutis Frank J. Simutis	Director	September 19, 2012

/s/ Dennis C. Wittenborn Dennis C. Wittenborn	Director	September 19, 2012

/s/ Rodney E. Yergler Rodney E. Yergler	Director	September 19, 2012

IF Bancorp, Inc.

Consolidated Financial Statements

Years Ended June 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

IF Bancorp, Inc.

Watseka, Illinois

We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (Company) as of June 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedure that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IF Bancorp, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Decatur, Illinois

September 19, 2012

IF Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2012 and 2011

(in thousands)

Assets

	2012	2011
Cash and due from banks	$7,623	$53,811
Interest-bearing demand deposits	570	6,695

Cash and cash equivalents	8,193	60,506

Interest-bearing time deposits in banks	250	250

Available-for-sale securities	223,306	190,273

Loans, net of allowance for loan losses of $3,531 and $3,149 at June 30, 2012 and 2011	258,910	240,020

Premises and equipment, net of accumulated depreciation of $5,230 and $4,800 at June 30, 2012 and 2011	4,355	4,096

Federal Home Loan Bank stock, at cost	4,175	3,121

Foreclosed assets held for sale	1,268	710

Accrued interest receivable	1,861	1,684

Bank-owned life insurance	7,495	7,235

Mortgage servicing rights	329	408

Deferred income taxes	—	337

Other	1,188	2,176

Total assets	$511,330	$510,816

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2012	2011
Liabilities
Deposits
Demand	$10,605	$8,400
Savings, NOW and money market	133,688	230,283
Certificates of deposit	188,692	199,381
Brokered certificates of deposit	11,500	6,001

Total deposits	344,485	444,065

Federal Home Loan Bank advances	75,000	22,500
Advances from borrowers for taxes and insurance	955	841
Deferred income taxes	128	—
Accrued post-retirement benefit obligation	2,183	1,932
Accrued interest payable	43	158
Other	1,887	1,879

Total liabilities	424,681	471,375

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 4,811,255 shares issued and outstanding	48	—
Additional paid-in capital	46,371	—
Unearned ESOP shares, at cost, 365,655 shares at June 30, 2012	(3,656)	—
Retained earnings	38,728	37,328
Accumulated other comprehensive income, net of tax	5,158	2,113

Total stockholders’ equity	86,649	39,441

Total liabilities and stockholders’ equity	$511,330	$510,816

IF Bancorp, Inc.

Consolidated Statements of Income

Years Ended June 30, 2012 and 2011

(in thousands)

	2012	2011
Interest Income
Interest and fees on loans	$12,177	$12,645
Securities
Taxable	5,680	4,164
Tax-exempt	120	123
Federal Home Loan Bank dividends	4	2
Deposits with financial institutions	20	7

Total interest and dividend income	18,001	16,941

Interest Expense
Deposits	2,876	4,093
Federal Home Loan Bank advances	908	895

Total interest expense	3,784	4,988

Net Interest Income	14,217	11,953

Provision for Loan Losses	1,125	1,351

Net Interest Income After Provision for Loan Losses	13,092	10,602

Noninterest Income
Customer service fees	600	601
Other service charges and fees	223	241
Insurance commissions	690	558
Brokerage commissions	521	612
Net realized gains on sales of available-for-sale securities	523	259
Mortgage banking income, net	317	693
Bank-owned life insurance income, net	259	257
Other	572	590

Total noninterest income	3,705	3,811

See Notes to Consolidated Financial Statements

	2012	2011
Noninterest Expense
Compensation and benefits	$7,189	$6,550
Office occupancy	449	454
Equipment	720	636
Federal deposit insurance	287	415
Stationary, printing and office	161	140
Advertising	317	299
Professional services	325	193
Audit and examinations	366	183
Telephone and postage	227	207
Gain on foreclosed assets, net	(36)	(107)
Charitable contributions	3,611	30
Other	1,222	1,185

Total noninterest expense	14,838	10,185

Income Before Income Tax	1,959	4,228

Provision for Income Taxes	559	1,398

Net Income	$1,400	$2,830

Earnings Per Share:
Basic and diluted (Note 14)	$.32	$—

Dividends Paid Per Share	$—	$—

IF Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2012 and 2011

(in thousands)

	2012	2011
Net Income	$1,400	$2,830

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $1,932 and $(368) , for 2012 and 2011, respectively	3,151	(598)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(65) and $(49) for 2012 and 2011, respectively	(106)	(79)

Other comprehensive income (loss), net of tax	3,045	(677)

Comprehensive Income	$4,445	$2,153

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2012 and 2011

(in thousands)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income	Total
Balance, July 1, 2010	$—	$—	$—	$34,498	$2,790	$37,288

Net income	—	—	—	2,830	—	2,830

Other comprehensive loss	—	—	—	—	(677)	(677)

Balance, June 30, 2011	—	—	—	37,328	2,113	39,441

Net income	—	—	—	1,400	—	1,400

Other comprehensive income	—	—	—	—	3,045	3,045

Common stock issued in initial public offering, 4,811,255 shares, net of issuance costs of $1,725	48	46,340	—	—	—	46,388
Acquisition of ESOP shares, 384,900 shares	—	—	(3,849)	—	—	(3,849)
ESOP shares earned, 19,245 shares	—	31	193	—	—	224

Balance, June 30, 2012	$48	$46,371	$(3,656)	$38,728	$5,158	$86,649

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2012 and 2011

(in thousands)

	2012	2011
Operating Activities
Net income	$1,400	$2,830
Items not requiring (providing) cash
Depreciation	430	392
Provision for loan losses	1,125	1,351
Amortization of premiums and discounts on securities	1,172	690
Deferred income taxes	(1,402)	(233)
Net realized gains on loan sales	(317)	(693)
Net realized gains on sales of available-for-sale securities	(523)	(259)
Gain on foreclosed real estate held for sale	(36)	(107)
Bank-owned life insurance income, net	(259)	(257)
Originations of loans held for sale	(16,423)	(23,332)
Proceeds from sales of loans held for sale	16,819	24,233
ESOP compensation expense	224	—
Contribution of stock to the Foundation	3,148	—
Changes in
Accrued interest receivable	(177)	34
Other assets	988	(70)
Accrued interest payable	(115)	(27)
Other liabilities	87	574

Net cash provided by operating activities	6,141	5,126

Investing Activities
Net increase in interest-bearing deposits	—	(250)
Purchases of available-for-sale securities	(199,033)	(171,111)
Proceeds from the sales of available-for-sale securities	67,306	81,178
Proceeds from maturities and paydowns of available-for-sale securities	103,128	24,010
Net change in loans	(21,332)	(8,094)
Purchase of FHLB stock owned	(1,054)	—
Purchase of premises and equipment	(689)	(312)
Proceeds from the sale of foreclosed assets	795	370

Net cash used in investing activities	(50,879)	(74,209)

See Notes to Consolidated Financial Statements

	2012	2011
Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	$(94,390)	$121,355
Net increase (decrease) in certificates of deposit, including brokered certificates	(5,190)	2,153
Net increase in advances from borrowers for taxes and insurance	114	11
Proceeds from Federal Home Loan Bank advances	557,500	13,000
Repayment of Federal Home Loan Bank advances	(505,000)	(13,000)
Proceeds from issuance of common stock, net of costs	43,240	(766)
Stock issuance from employee stock ownership plan purchase	(3,849)	—

Net cash provided by (used in) financing activities	(7,575)	122,753

Increase (Decrease) in Cash and Cash Equivalents	(52,313)	53,670

Cash and Cash Equivalents, Beginning of Year	60,506	6,836

Cash and Cash Equivalents, End of Year	$8,193	$60,506

Supplemental Cash Flows Information

Interest paid	$3,899	$5,015

Income taxes paid (net of refunds)	$2,169	$1,677

Foreclosed assets acquired in settlement of loans	$1,317	$476

Supplemental disclosure of noncash financing activities

With the initial public offering in July 2011, the Company loaned $3,849 to the Employee Stock Ownership Plan, which was used to acquire 384,900 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets. Payments on the loan in the fiscal year ended June 30, 2012, were $262 which included $144 in principal and $118 in interest. In addition, the Company donated 314,755 shares valued at $3,148 to a charitable foundation.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

IF Bancorp, Inc., a Maryland corporation (the “Company”), was formed in March 2011 to become the holding company for Iroquois Federal Savings and Loan Association (the “Association”) upon completion of the Association’s conversion from the mutual form of organization to the stock holding company form of organization (the “Conversion”) on July 7, 2011.

On March 8, 2011, the Association’s Board of Directors adopted a Plan of Conversion (“Plan”), as amended on March 8, 2011, setting forth the terms of the Conversion. In the Conversion, the Association became a wholly owned subsidiary of the Company, and the Company issued and sold shares of its common stock, par value $0.01 per share, to eligible members of the Association. A total of 4,811,255 shares of common stock were issued in the offering. A total of 4,496,500 shares were sold on July 7, 2011 in the Conversion at $10 per share, raising $44,965,000 of gross proceeds. The Company also donated 7% of the shares sold in the offering, or a total of 314,755 shares, to a newly established charitable foundation (the “Foundation”). The Association also contributed $450,000 in cash to the Foundation. The 314,755 donated shares were valued at $3,147,550 ($10.00 per share) at the time of the consummation of the Conversion. This $3,147,550 and the $450,000 cash donation were both expensed during the quarter ended September 30, 2011.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The Company owns 100% of the outstanding shares of the capital stock of the Association. The Company is primarily engaged in providing a full range of banking and financial services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, and Hoopeston, Illinois and Osage Beach, Missouri. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Association. The Company and Association are subject to competition from other financial institutions. The Company and Association are also subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Association and Association’s wholly owned subsidiary, L.C.I. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segment

The Company provides community banking services, including such products and services as loans, certificates of deposits, savings accounts, and mortgage originations. These activities are reported as a single operating segment.

The Company does not derive revenues from, or have assets located in, foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company’s total revenues.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, fair value measurements and classifications of investment securities, loan servicing rights and income taxes.

Interest-bearing Deposits in Banks

Interest-bearing deposits in banks mature within five years and are carried at cost.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2012 and 2011, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.

The Company’s interest bearing deposits are held at the FHLB and Federal Reserve Bank and are fully guaranteed for the entire amount in the account.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000. At June 30, 2012, the Company’s interest-bearing cash accounts do not exceed the federally insured limits.

Securities

Securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

The Company owned $4,175,000 and $3,121,000 of Federal Home Loan Bank stock as of June 30, 2012 and 2011 respectively. The increase in Federal Home Loan Bank stock allowed the Company to increase borrowing capacity of Federal Home Loan Bank advances. The Federal Home Loan Bank of Chicago (FHLB) was operating under a Consent Cease and Desist Order (“Consent Order”) from its regulator, the Federal Housing Finance Board. However, on April 18, 2012, they announced that the Federal Housing Finance Agency had agreed to terminate the Consent Order effective immediately. During the year ended June 30, 2012, FHLB’s new capital structure and repurchase plan were approved by the FHFA. This new capital structure established two

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

subclasses of stock effective January 1, 2012, and the repurchase plan allows members to request that the FHLB repurchase all or a portion of their excess FHLB stock on designated repurchase dates. The FHLB continues to provide liquidity and funding through advances. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate request for approval. In calendar year 2011 the FHLB declared and paid four quarterly dividends at an annualized rate of 10 basis points per share. In calendar year 2012, a first quarter dividend was paid at an annualized rate of 25 basis points per share and a second quarter dividend was declared at an annualized rate of 30 basis points per share. Management performed an analysis as of June 30, 2012 and 2011 and deemed the cost method investment in FHLB stock was ultimately recoverable.

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

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company has elected to initially and subsequently measure the mortgage servicing rights for consumer mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiary.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weight-average number of common shares outstanding during each year.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and changes in the funded status of the postretirement health benefit plan.

Transfers between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 financial statement presentation. These reclassifications had no effect on net income.

Recent and Future Accounting Requirements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company is assessing the impact of ASU 2011-11 on its disclosures.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, FASB issued ASU No. 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 was effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The effect of applying this standard is reflected in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 was effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early application by public entities was not permitted. The effect of applying this standard is reflected in Note 15 — Fair Value Measurements.

Note 2: Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at June 30, 2012 and 2011, was $25,000.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Note 3: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2012:
U.S. Government and federal agency and Government-sponsored enterprises (GSEs)	$155,124	$5,834	$—	$160,958
Mortgage-backed — GSE residential	56,601	2,268	(2)	58,867
State and political subdivisions	3,221	260	—	3,481

	$214,946	$8,362	$(2)	$223,306

June 30, 2011:
U.S. Government and federal agency and Government-sponsored enterprises (GSEs)	$149,791	$3,132	$(796)	$152,127
Mortgage-backed — GSE residential	34,724	844	(32)	35,536
State and political subdivisions	2,481	129	—	2,610

	$186,996	$4,105	$(828)	$190,273

With the exception of U.S. Government and federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of $155,124,000 and $56,601,000, respectively and a market value of $160,958,000 and $58,867,000, respectively at June 30, 2012, the Company held no securities at June 30, 2012 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at June 30, 2012 and 2011 were issued by government sponsored enterprises.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The amortized cost and fair value of available-for-sale securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$507	$509
One to five years	51,604	55,829
Five to ten years	106,170	108,032
After ten years	64	69

	158,345	164,439
Mortgage-backed securities	56,601	58,867

Totals	$214,946	$223,306

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $56,298,000 at June 30, 2012 and $56,140,000 at June 30, 2011.

Gross gains of $532,000 and $434,000 and gross losses of $9,000 and $175,000 resulting from sales of available-for-sale securities were realized for 2012 and 2011, respectively. The tax provision applicable to these net realized gains amounted to approximately $211,000 and $104,000, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2012, was $2,069,000, which is approximately 1% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent quality ratings. There were $102,856,000 of investments with unrealized losses as of June 30, 2011.

Management believes the declines in fair value for these securities are temporary.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed:
GSE residential	$2,069	$(2)	$—	$—	$2,069	$(2)

Total temporarily impaired securities	$2,069	$(2)	$—	$—	$2,069	$(2)

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Note 4: Loans and Allowance for Loan Losses

Classes of loans at June 30, include:

	2012	2011
Real estate loans
One-to-four family, including home equity loans	$147,686	$148,448
Multi-family	38,547	26,299
Commercial	32,925	27,402
Home equity lines of credit	8,994	10,043
Construction	8,396	4,039
Commercial	13,917	12,068
Consumer	13,578	15,779

	264,043	244,078
Less
Unearned fees and discounts, net	63	19
Loans in process	1,539	890
Allowance for loan losses	3,531	3,149

Loans, net	$258,910	$240,020

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The Company had loans held for sale included in one-to four family real estate loans totaling $179,000 and $0 as of June 30, 2012 and 2011, respectively.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

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

Commercial Real Estate and Multi-Family Real Estate Loans

Commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, strip mall centers, farm loans secured by real estate and churches. In underwriting commercial real estate and multi-family real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the Company.

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

\IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

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

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $71,472,000 and $53,701,000 as of June 30, 2012 and 2011, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

The Company’s loans receivable include single family loan participations of $17,248,000 and $20,966,000 at June 30, 2012 and 2011, respectively, which are secured by single family homes primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $16,229,000 and $10,484,000 at June 30, 2012 and 2011, respectively, of which $7,300,000 and $6,385,000, at June 30, 2012 and 2011 were primarily within 100 miles of our primary market area. These participation loans are secured by real estate and other business assets.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2012 and 2011:

	2012
	Real Estate Loans
	One-to-four Family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Allowance for loan losses:
Balance, beginning of year	$1,987	$250	$232	$120	$30
Provision charged to expense	533	429	61	(4)	48
Losses charged off	(651)	—	(48)	(35)	—
Recoveries	71	—	—	—	—

Balance, end of period	$1,940	$679	$245	$81	$78

Ending balance: individually evaluated for impairment	$684	$253	$49	$—	$—

Ending balance: collectively evaluated for impairment	$1,256	$426	$196	$81	$78

Loans:
Ending balance	$147,686	$38,547	$32,925	$8,994	$8,396

Ending balance: individually evaluated for impairment	$3,778	$1,478	$95	$—	$—

Ending balance: collectively evaluated for impairment	$143,908	$37,069	$32,830	$8,994	$8,396

	2012 (Continued)
	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$352	$169	$9	$3,149
Provision charged to expense	24	21	13	1,125
Losses charged off	(29)	(88)	—	(851)
Recoveries	—	37	—	108

Balance, end of year	$347	$139	$22	$3,531

Ending balance: individually evaluated for impairment	$1	$41	$—	$1,028

Ending balance: collectively evaluated for impairment	$346	$98	$22	$2,503

Loans:
Ending balance	$13,917	$13,578	$—	$264,043

Ending balance: individually evaluated for impairment	$2	$113	$—	$5,466

Ending balance: collectively evaluated for impairment	$13,915	$13,465	$—	$258,577

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

	2011
	Real Estate Loans
	One-to-four Family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Allowance for loan losses:
Balance, beginning of year	$1,785	$202	$175	$71	$—
Provision charged to expense	1,106	48	57	49	30
Losses charged off	(920)	—	—	—	—
Recoveries	16	—	—	—	—

Balance, end of period	$1,987	$250	$232	$120	$30

Ending balance: individually evaluated for impairment	$808	$—	$57	$31	$—

Ending balance: collectively evaluated for impairment	$1,179	$250	$175	$89	$30

Loans:
Ending balance	$148,448	$26,299	$27,402	$10,043	$4,039

Ending balance: individually evaluated for impairment	$5,335	$—	$206	$73	$—

Ending balance: collectively evaluated for impairment	$143,113	$26,299	$27,196	$9,970	$4,039

	2011 (Continued)
	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$400	$127	$7	$2,767
Provision charged to expense	(18)	77	2	1,351
Losses charged off	(30)	(54)	—	(1,004)
Recoveries	—	19	—	35

Balance, end of year	$352	$169	$9	$3,149

Ending balance: individually evaluated for impairment	$—	$58	$—	$954

Ending balance: collectively evaluated for impairment	$352	$111	$9	$2,195

Loans:
Ending balance	$12,068	$15,779	$—	$244,078

Ending balance: individually evaluated for impairment	$4	$130	$—	$5,748

Ending balance: collectively evaluated for impairment	$12,064	$15,649	$—	$238,330

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

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

The following tables present the credit risk profile of the Company’s loan portfolio, as of June 30, 2012 and 2011, based on rating category and payment activity:

	Real Estate Loans
June 30, 2012	One-to-four Family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Pass	$143,180	$37,069	$32,830	$8,986	$8,396
Watch	612	—	—	—	—
Substandard	3,894	1,478	95	8	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$147,686	$38,547	$32,925	$8,994	$8,396

June 30, 2012, (Continued)	Commercial	Consumer	Total
Pass	$12,739	$13,465	$256,665
Watch	1,176	—	1,788
Substandard	2	113	5,590
Doubtful	—	—	—
Loss	—	—	—

Total	$13,917	$13,578	$264,043

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

	Real Estate Loans
June 30, 2011	One-to-four Family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Pass	$142,931	$24,787	$27,196	$9,970	$4,039
Watch	71	—	—	—	—
Substandard	5,446	1,512	206	73	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$148,448	$26,299	$27,402	$10,043	$4,039

June 30, 2011 (Continued)	Commercial	Consumer	Total
Pass	$10,739	$15,646	$235,308
Watch	1,325	3	1,399
Substandard	4	130	7,371
Doubtful	—	—	—
Loss	—	—	—

Total	$12,068	$15,779	$244,078

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2012 and 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2012
Real estate loans:
One-to-four family	$2,290	$1,057	$1,949	$5,296	$142,390	$147,686	$—
Multi-family	—	—	—	—	38,547	38,547	—
Commercial	176	—	—	176	32,749	32,925	—
Home equity lines of credit	75	57	7	139	8,855	8,994	—
Construction	—	—	—	—	8,396	8,396	—
Commercial	28	11	—	39	13,878	13,917	—
Consumer	185	23	40	248	13,330	13,578	—

Total	$2,754	$1,148	$1,996	$5,898	$258,145	$264,043	$—

June 30, 2011
Real estate loans:
One-to-four family	$2,619	$631	$3,458	$6,708	$141,740	$148,448	$—
Multi-family	—	—	—	—	26,299	26,299	—
Commercial	198	—	104	302	27,100	27,402	—
Home equity lines of credit	283	67	37	387	9,656	10,043	—
Construction	—	—	—	—	4,039	4,039	—
Commercial	19	—	—	19	12,049	12,068	—
Consumer	149	80	25	254	15,525	15,779	—

Total	$3,268	$778	$3,624	$7,670	$236,408	$244,078	$—

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2012 and 2011:

	June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis
Loans without a specific allowance:
Real estate loans:
One-to-four family	$1,563	$1,563	$—	$1,573	$4	$5
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	14	14	—	17	1	1

Loans with a specific allowance:
Real estate loans:
One-to-four family	2,215	2,215	684	2,259	25	32
Multi-family	1,478	1,478	253	1,495	23	32
Commercial	95	95	49	98	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	2	2	1	3	—	—
Consumer	99	99	41	113	3	4

Total:
Real estate loans:
One-to-four family	3,778	3,778	684	3,832	29	37
Multi-family	1,478	1,478	253	1,495	23	32
Commercial	95	95	49	98	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	2	2	1	3	—	—
Consumer	113	113	41	130	4	5

Total	$5,466	$5,466	$1,028	$5,558	$56	$74

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

	June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis
Loans without a specific allowance:
Real estate loans:
One-to-four family	$2,272	$2,272	$—	$2,292	$65	$65
Multi-family	—	—	—	—	—	—
Commercial	104	104	—	105	2	2
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	7	7	—	8	1	1

Loans with a specific allowance:
Real estate loans:
One-to-four family	3,063	3,063	808	3,081	55	55
Multi-family	—	—	—	—	—	—
Commercial	102	102	57	116	7	7
Home equity lines of credit	73	73	31	73	3	3
Construction	—	—	—	—	—	—
Commercial	4	4	—	19	1	1
Consumer	123	123	58	133	11	11

Total:
Real estate loans:
One-to-four family	5,335	5,335	808	5,373	120	120
Multi-family	—	—	—	—	—	—
Commercial	206	206	57	221	9	9
Home equity lines of credit	73	73	31	73	3	3
Construction	—	—	—	—	—	—
Commercial	4	4	—	19	1	1
Consumer	130	130	58	141	12	12

Total	$5,748	$5,748	$954	$5,827	$145	$145

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The following table presents the Company’s nonaccrual loans at June 30, 2012 and 2011:

	2012	2011
Real estate loans
One-to-four family, including home equity loans	$3,667	$4,881
Multi-family	1,477	—
Commercial	95	206
Home equity lines of credit	—	73
Construction	—	—
Commercial	2	4
Consumer	113	108

Total	$5,354	$5,272

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of June 30, 2012 and 2011. As of June 30, 2012 all loans listed were on nonaccrual except for four, one- to four-family residential loans totaling $310,000. All loans listed as of June 30, 2011 were on nonaccrual.

	June 30, 2012	June 30, 2011
Real estate loans
One-to-four family	$2,146	$1,633
Home equity lines of credit	—	—
Multi-family	1,478	—
Commercial	95	102

Total real estate loans	3,719	1,735

Construction	—	—
Commercial	2	4
Consumer	32	71

Total	$3,753	$1,810

The following table represents loans modified as troubled debt restructurings during the years ending June 30, 2012:

	Year Ended June 30, 2012
	Number of Modifications	Recorded Investment
Real estate loans:
One-to-four family	$13	$949
Home equity lines of credit	—	—
Multi-family	1	1,478
Commercial	—	—

Total real estate loans	14	2,427

Construction	—	—
Commercial	—	—
Consumer loans	1	8

Total	$15	$2,435

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

During the year ended June 30, 2012, the Company modified 13 one- to four-family residential real estate loans, with a recorded investment of $949,000, which were deemed TDRs. None of the modifications included the lowering of the interest rate. All 13 of the modifications, totaling $949,000 involved payment adjustments or maturity concessions, and did not result in a reduction in the contractual interest rate or a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific allowances of $88,000, based upon the fair value of the collateral.

The Company modified 1 multi-family residential real estate loan during 2012, which had recorded investment of $1.5 million prior to modification and was deemed a TDR. The modification resulted in an extended maturity date without a change in interest rate, which resulted in a specific allowance of $253,000 based upon the fair value of the collateral.

The Company modified 1 consumer auto loan during 2012, which had recorded investment of $8,000 prior to modification and was deemed a TDR. The modification resulted in an extended maturity date without a change in interest rate, which resulted in no specific allowance based upon the fair value of the collateral

The Company has two TDRs, both one-to-four family residential loans totaling $368,000, that were in default as of June 30, 2012, and were restructured in prior years. Both loans are currently in foreclosure. A third loan, a consumer loan for $21,000, defaulted during 2012 and the property was repossessed and liquidated at no loss to the Company. The Company defines a default as any loan that becomes 90 days or more past due.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2012	2011
Land	$824	$824
Buildings and improvements	5,338	4,880
Furniture and equipment	3,423	3,192

	9,585	8,896
Less accumulated depreciation	5,230	4,800

Net premises and equipment	$4,355	$4,096

Note 6: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $66,721,000 and $64,500,000 at June 30, 2012 and 2011, respectively.

Custodial escrow balances in connection with the foregoing loan servicing were $693,000 and $622,000 at June 30, 2012 and 2011, respectively.

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2012 and 2011 was $329,000 and $408,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2012	2011
Fair value as of the beginning of the period	$408	$156
Additions:
Servicing assets resulting from asset transfers	101	135
Subtractions
Payments received and loans refinanced	(51)	(47)
Changes in fair value, due to changes in valuation inputs or assumptions	(129)	164

Fair value, end of period	$329	$408

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 7: Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $134,521,000 on June 30, 2012 and $237,429,000 on June 30, 2011. The amount as of June 30, 2011, includes $105,770,000 held in escrow accounts for the subscription offering that was closed on July 7, 2011. Approximately $68.9 million was returned to subscribers (See Note 1).

The following table represents interest expense by deposit type:

	2012	2011
Demand	$202	$332
Savings, NOW, and Money Market	152	197
Certificates of deposit	2,502	3,550
Brokered certificates of deposit	20	14

Total deposit interest expense	$2,876	$4,093

At June 30, 2012, the scheduled maturities of time deposits are as follows:

2013	$150,006
2014	32,425
2015	9,472
2016	5,302
2017	2,987

$200,192

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Note 8: Federal Home Loan Bank Advances

The Federal Home Loan Bank advances totaled $75,000,000 and $22,500,000 as of June 30, 2012 and 2011, respectively. The Federal Home Loan Bank advances are secured by mortgage and HELOC loans totaling $143,909,000 at June 30, 2012. Advances at June 30, 2012, at interest rates from 0.14 to 4.72 percent are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2012, are:

2013	$59,000,000
2014	—
2016 and thereafter	16,000,000

$75,000,000

Note 9: Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois and Missouri. The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2007. During the years ended June 30, 2012 and 2011, the Company did not recognize expense for interest or penalties.

The provision for income taxes includes these components:

	2012	2011
Taxes currently payable	$1,961	$1,631
Deferred income taxes	(1,402)	(233)

Income tax expense	$559	$1,398

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2012	2011
Computed at the statutory rate (34%)	$666	$1,438
Increase (decrease) resulting from
Tax exempt interest	(16)	(17)
Cash surrender value of life insurance	(88)	(87)
State income taxes	90	141
Other	(93)	(77)

Actual tax expense	$559	$1,398

Tax rate as a percentage of pre-tax income	28.5%	33.1%

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2012	2011
Deferred tax assets
Allowance for loan losses	$1,422	$1,242
Accrued retirement liability	863	816
Deferred compensation	260	198
Deferred loan fees	114	97
Charitable foundation contribution	1,264	—
Postretirement health plan	15	—

	3,938	2,353

Deferred tax liabilities
Depreciation	(384)	(312)
Unrealized gains on available-for-sale securities	(3,177)	(1,245)
Postretirement health plan	—	(50)
Federal Home Loan Bank stock dividends	(313)	(301)
Mortgage servicing rights	(132)	—
Other	(60)	(108)

	(4,066)	(2,016)

Net deferred tax asset (liability)	$(128)	$337

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Retained earnings at June 30, 2012 and 2011, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $754,000 at June 30, 2012 and 2011.

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

Note 10: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2012	2011
Unrealized gains (losses) on available-for-sale securities	$5,606	$(707)
Less reclassification adjustment for realized gains included in income	523	259

	5,083	(966)
Postretirement health plan
Amortization of transition obligation	33	33
Amortization of prior service cost	(48)	(48)
Change in net gain (loss)	(156)	(113)

	(171)	(128)
Other comprehensive income (loss), before tax effect	4,912	(1,094)
Less tax expense (benefit)	1,867	(417)

Other comprehensive income (loss)	$3,045	$(677)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The components of accumulated other comprehensive income, included in equity, are as follows:

	2012	2011
Net unrealized gains on securities available for sale	$8,360	$3,277
Net unrealized postretirement health benefit plan obligations	(42)	129

	8,318	3,406
Tax effect	(3,160)	(1,293)

Net-of-tax amount	$5,158	$2,113

Note 11: Regulatory Matters

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Association’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of June 30, 2012 and 2011, that the Association meets all capital adequacy requirements to which they are subject.

As of June 30, 2012, the most recent notification from regulators categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association’s category.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total capital (to risk-weighted assets)	$61,771	24.3%	$20,340	8.0%	$25,426	10.0%

Tier I capital (to risk-weighted assets)	58,588	23.0%	N/A	N/A	15,255	6.0%

Tier I capital (to adjusted total assets)	58,588	11.6%	15,186	3.0%	25,310	5.0%

Tangible capital (to adjusted total assets)	58,588	11.6%	7,593	1.5%	N/A	N/A

As of June 30, 2011
Total capital (to risk-weighted assets)	$38,552	16.6%	$18,519	8.0%	$23,149	10.0%

Tier I capital (to risk-weighted assets)	36,311	15.7%	N/A	N/A	13,889	6.0%
Tier I capital (to adjusted total assets)	37,164	7.3%	15,258	3.0%	25,430	5.0%

Tangible capital (to adjusted total assets)	37,164	7.3%	7,629	1.5%	N/A	N/A

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The following is a reconciliation of the Association equity amount included in the consolidated balance sheets to the amounts reflected for regulatory purposes:

	2012	2011
Association equity	$63,780	$39,441
Less net unrealized gains	5,183	2,032
Less disallowed servicing amounts	33	86
Less postretirement benefit plan	(24)	159

Tier 1 capital	58,588	37,164

Plus allowance for loan losses subject to limit	3,183	2,187
Less low-level recourse and residual interests	—	(799)

Total risk-based capital	$61,771	$38,552

The Association’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the previous tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for the calendar year and retained net income for the preceding two calendar years.

Note 12: Related Party Transactions

At June 30, 2012 and 2011, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2012	2011
Balance, beginning of year	$5,319	$6,786
New loans	475	887
Repayments\	(1,143)	(2,354)

Balance, end of year	$4,651	$5,319

Deposits from related parties held by the Company at June 30, 2012 and 2011 totaled $1,645,000 and $1,314,000, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

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

Note 13: Employee Benefits

The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $64,000 to the plan in fiscal year 2012.

The Company uses a June 30 measurement date for the plans. Information about the plans’ funded status and pension cost follows:

	2012	2011
Change in benefit obligation
Beginning of year	$1,911	$1,716
Service cost	47	49
Interest cost	92	87
Actuarial gain	164	114
Benefits paid	(65)	(55)

End of year	$2,149	$1,911

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Significant balances, costs and assumptions are:

	Postretirement Plan
	2012	2011
Benefit obligation	$2,149	$1,911
Fair value of plan assets	—	—

Funded status	$(2,149)	$(1,911)

Accumulated benefit obligation	$2,149	$1,911

Amounts recognized in the consolidated balance sheets:
Accrued benefit cost	$2,183	$1,932

Components of net periodic benefit cost:

	2012	2011
Service cost	$47	$49
Interest cost	92	87
Amortization of prior service credit	(48)	(48)
Amortization of transition amount	33	33

	$124	$121

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2012	2011
Net gain	$224	$69
Prior service credit	(273)	(322)
Transition obligation	91	124

Net (gain) loss	$42	$(129)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Other significant balances and costs are:

	2012	2011
Employer contribution	$56	$52
Benefits paid	56	52
Benefit costs	124	121

Other changes in plan assets and benefit obligations recognized in other comprehensive income are described in Note 10.

The estimated net loss, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $(903), $48,000 and $(33,000), respectively.

A discount rate of 3.75% and 5.00% for 2012 and 2011, respectively, was used to determine the benefit obligations and benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1- Percentage- Point Increase	1- Percentage- Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	16	(21)

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012 and 2011, respectively. The rate was assumed to decrease gradually to 6% by the year 2020 and remain at that level thereafter.

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2012:

2013	$66
2014	81
2015	94
2016	108
2017	118
2018-2022	714

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of employee’s contribution. Employer contributions charged to expense for 2012 and 2011 were $45,000 and $41,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Company’s contribution for the plan year ended June 30, 2012 and 2011 was $393,000 and $369,000, respectively.

The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent and will be evaluated on an annual basis. The deferred compensation charged to expense totaled $143,000 and $190,000 for the year ended June 30, 2012 and 2011, respectively. The agreements accrued liability of $644,000 and $501,000 as of June 30, 2012 and 2011, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2013	$39,333
2014	59,000
2015	59,000
2016	59,000
2017	59,000
Thereafter	2,357,542

$2,632,875

In connection with the conversion to stock form, the Association established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 384,900 shares (approximately 8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association and dividends received by the ESOP, with funds from any contributions on ESOP assets. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest 100% in their accrued benefits under the employee stock ownership plan after six vesting years, with prorated vesting in years two through five. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Association. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Association’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Participants receive the shares at the end of employment.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

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

A summary of ESOP shares at June 30, 2012 is as follows (dollars in thousands):

Allocated shares	—
Shares committed for release	19,245
Unearned shares	365,655

Total ESOP shares	384,900

Fair value of unearned ESOP shares	$4,841	(1)

(1)	Based on closing price of $13.24 per share on June 29, 2012

Note 14: Earnings Per Share (“EPS”)

Basic and diluted earnings per common share are presented for the year ended June 30, 2012. Earnings per share data is from the date of conversion on July 7, 2011, to June 30, 2012. Earnings per share data is not presented for the year ended June 30, 2011 since there were no outstanding shares of common stock until the conversion on July 7, 2011. The factors used in the earnings per common share computation follow:

Year Ended
June 30, 2012
Net income	$1,400

Weighted average shares outstanding	4,811,255
Less: Average unallocated ESOP shares	(375,278)

Average shares outstanding	4,435,977

Basic and diluted earnings per common share	$.32

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

There were no potential dilutive common shares for the period presented. There were no common shares outstanding prior to July 8, 2011.

Note 15: Disclosures about Fair Value of Assets and Liabilities

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Available-for-sale securities:
US Government and federal agency	$160,958	$—	$160,958	$—
Mortgage-backed securities – GSE residential	58,867	—	58,867	—
State and political subdivisions	3,481	—	3,481	—
Mortgage servicing rights	329	—	—	329

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Available-for-sale securities:
US Government and federal agency	$152,127	$—	$152,127	$—
Mortgage-backed securities – GSE residential	35,536	—	35,536	—
State and political subdivisions	2,610	—	2,610	—
Mortgage servicing rights	408	—	—	408

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2012. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2012 or 2011. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivision. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of June 30, 2012 or 2011.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2010	$156

Total realized and unrealized gains and losses included in net income	164
Servicing rights that result from asset transfers	135
Payments received and loans refinanced	(47)

Balance, June 30, 2011	408

Total realized and unrealized gains and losses included in net income	(129)
Servicing rights that result from asset transfers	101
Payments received and loans refinanced	(51)

Balance, June 30, 2012	$329

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(129)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:

Impaired loans (collateral dependent)	$2,438	$—	$—	$2,438
Foreclosed assets	279	—	—	1,268
June 30, 2011:

Impaired loans (collateral dependent)	$2,370	$—	$—	$2,370
Foreclosed assets	710	—	—	710

The following table presents losses recognized on assets measured on a non-recurring basis for the years ended June 30, 2012 and 2011:

	2012	2011
Impaired loans (collateral dependent)	$(556,000)	$(620,000)
Foreclosed and repossessed assets held for sale	(53,000)	—

Total losses on assets measured on a non-recurring basis	$(609,000)	$(620,000)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Collateral-dependent Impaired Loans, Net of the Allowance for Loan Losses

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$329	Discounted cash flow	Discount rate	10.5% –11.5% (10.5%	)

			Constant prepayment rate	16.9% -22.4% (21.0%	)

			Probability of default	.29% - .32% (.32%	)

Collateral-dependent impaired loans	2,438	Market comparable properties	Marketability discount	0% – 24% (15%	)

Foreclosed assets	279	Market comparable properties	Comparability adjustments (%)	12% - 24% (19%	)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and 2011.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Financial assets
Cash and cash equivalents	$8,193	$8,193	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	258,910	—	—	262,954
Federal Home Loan Bank stock	4,175	—	4,175	—
Accrued interest receivable	1,861	—	1,861	—

Financial liabilities
Deposits	344,485	—	144,293	200,893
Federal Home Loan Bank advances	75,000	—	77,496	—
Advances from borrowers for taxes and insurance	955	—	955	—
Accrued interest payable	43	—	43	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Lines of credit	0	0	0	0

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Loans, net of allowance for loan losses	$262,954	Discounted cash flow	Current rate sheets	1.5% -11.9% (4.4%	)
Deposits	200,893	Discounted cash flow	Current rate sheets	0.3% -1.3% (0.8%	)

	June 30, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$60,506	$60,506
Interest-bearing time deposits in banks	250	250
Available-for-sale securities	190,273	190,273
Loans, net of allowance for loan losses	240,020	246,867
Federal Home Loan Bank stock	3,121	3,121
Mortgage servicing rights	408	408
Accrued interest receivable	1,684	1,684

Financial liabilities
Deposits	444,065	444,749
Federal Home Loan Bank advances	22,500	24,862
Advances from borrowers for taxes and insurance	841	841
Accrued interest payable	158	158
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0
Lines of credit	0	0

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Note 16: Significant Estimates and Concentrations

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

The accompanying financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Furthermore, the Company and Association’s regulators could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Company or Association’s measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective action.

Note 17: Commitments and Credit Risk

The Company generates commercial, mortgage and consumer loans and receives deposits from customers located in Watseka, Danville, Clifton, and Hoopeston, Illinois and within a 100-mile radius of the Company’s various locations. The Company generates commercial, mortgage and consumer loans from its location in Osage Beach, Missouri. The Company’s loans are generally secured by specific items of collateral including real property and consumer assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in the Company’s various locations.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

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

At June 30, 2012 and 2011, the Company had outstanding commitments to originate loans aggregating approximately $7,150,000 and $6,251,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $6,133,000 and $1,925,000 at June 30, 2012 and 2011, respectively, with the remainder at floating market rates. The weighted average interest rates for fixed rate loan commitments were 4.73% and 4.28% as of June 30, 2012 and 2011, respectively.

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

At June 30, 2012, the Company had granted unused lines of credit to borrowers aggregating approximately $9,788,000 and $5,673,000 for commercial lines and open-end consumer lines, respectively. At June 30, 2011, the Company had granted unused lines of credit to borrowers aggregating approximately $7,394,000 and $5,118,000 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

At June 30, 2012 and 2011, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Note 18: Condensed Financial Information (Parent Company Only)

The Company’s financial information is not reported as of June 30, 2011 as the consummation of the conversion to the stock form of organization occurred on July 7, 2012.

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the year ended June 30, 2012:

Condensed Balance Sheet

June 30,
2012
Assets
Cash and due from banks	$18,001
Investment in common stock of subsidiary	63,780
ESOP loan	3,705
Deferred income taxes	1,163

Total assets	$86,649

Liabilities
Other liabilities	$—

Total liabilities	—
Stockholders’ Equity	86,649

Total liabilities and stockholders’ equity	$86,649

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Condensed Statement of Income

Year Ending June 30,
2012
Income
Interest on ESOP loan	$118
Deposits with financial institutions	25

Total income	143

Expense
Interest expense	24
Charitable contributions	3,148
Other	37

Total expense	3,209
Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(3,066)

Benefit for Income Taxes	(1,168)

Loss Before Equity in Undistributed Loss of Subsidiary	(1,898)

Equity in Undistributed Income of Subsidiary	3,298

Net Income	$1,400

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Table dollar amounts in thousands)

Condensed Statement of Cash Flows

Year Ending June 30,
2012
Cash flows from operating activities
Net income	$1,400

Net cash provided by operating activities	1,400

Cash flows from investing activities
Contribution to subsidiary capital	(22,790)

Net cash used in investing activities	(22,790)

Cash flows from financing activities
Proceeds from issuance of common stock, net of costs	43,240
Loan for ESOP	(3,849)

Net cash provided by financing activities	39,391

Net Change in Cash and Cash Equivalents	18,001

Cash and Cash Equivalents at Beginning of Year	—

Cash and Cash Equivalents at End of Year	$18,001