Form 10-Q
period 2012-09-30
IF Bancorp, Inc.
filed 2012-11-13
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The Registrant had 4,692,568 shares of common stock, par value $0.01 per share, issued and outstanding as of November 9, 2012.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands except per share amount)

	September 30, 2012	June 30, 2012
	(Unaudited)
Assets
Cash and due from banks	$11,999	$7,623
Interest-bearing demand deposits	488	570

Cash and cash equivalents	12,487	8,193

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	219,531	223,306
Loans, net of allowance for loan losses of $3,672 and $3,531 at September 30, 2012 and June 30, 2012, respectively	260,368	258,910
Premises and equipment, net of accumulated depreciation of $5,345 and $5,230 at September 30, 2012 and June 30, 2012, respectively	4,355	4,355
Federal Home Loan Bank stock, at cost	4,975	4,175
Foreclosed assets held for sale	1,148	1,268
Accrued interest receivable	2,094	1,861
Bank-owned life insurance	7,561	7,495
Mortgage servicing rights	311	329
Other	991	1,188

Total assets	$514,071	$511,330

Liabilities and Equity
Liabilities
Deposits
Demand	$9,598	$10,605
Savings, NOW and money market	126,356	133,688
Certificates of deposit	187,397	188,692
Brokered certificates of deposit	21,636	11,500

Total deposits	344,987	344,485

Federal Home Loan Bank advances	75,500	75,000
Deferred income taxes	304	128
Advances from borrowers for taxes and insurance	703	955
Accrued post-retirement benefit obligation	2,234	2,183
Accrued interest payable	46	43
Other	2,019	1,887

Total liabilities	425,793	424,681

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 4,803,251 and 4,811,255 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	48	48
Additional paid-in capital	46,386	46,371
Unearned ESOP shares, at cost, 360,844 and 365,655 shares at September 30, 2012 and June 30, 2012, respectively	(3,608)	(3,656)
Retained earnings	39,756	38,728
Accumulated other comprehensive income, net of tax	5,696	5,158

Total stockholders’ equity	88,278	86,649

Total liabilities and equity	$514,071	$511,330

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2012	2011
Interest and Dividend Income
Interest and fees on loans	$3,027	$3,068
Securities:
Taxable	1,338	1,369
Tax-exempt	30	30
Federal Home Loan Bank dividends	3	1
Deposits with other financial institutions	4	12

Total interest and dividend income	4,402	4,480

Interest Expense
Deposits	571	809
Federal Home Loan Bank advances	228	226

Total interest expense	799	1,035

Net Interest Income	3,603	3,445

Provision for Loan Losses	102	139

Net Interest Income After Provision for Loan Losses	3,501	3,306

Noninterest Income
Customer service fees	139	156
Other service charges and fees	72	43
Insurance commissions	203	183
Brokerage commissions	114	121
Net realized gains on sales of available-for-sale securities	473	50
Mortgage banking income (loss), net	114	(28)
Bank-owned life insurance income, net	66	66
Other	190	139

Total noninterest income	1,371	730

Noninterest Expense
Compensation and benefits	1,875	1,754
Office occupancy	131	121
Equipment	213	166
Federal deposit insurance	68	64
Stationary, printing and office	39	40
Advertising	70	78
Professional services	125	94
Supervisory examinations	35	65
Audit and accounting services	52	45
Organizational dues and subscriptions	18	18
Insurance bond premiums	25	24
Telephone and postage	59	55
Gain on foreclosed assets, net	(24)	(13)
Charitable contributions	2	3,601
Other	404	234

Total noninterest expense	3,092	6,346

Income (Loss) Before Income Tax	1,780	(2,310)
Provision (Benefit) for Income Tax	647	(935)

Net Income (Loss)	$1,133	$(1,375)

Earnings (Loss) Per Share:
Basic and diluted (Note 5)	$.25	$(.31)

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2012	2011

Net Income (Loss)	$1,133	$(1,375)

Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $344 and $1,643, for 2012 and 2011, respectively	560	2,680

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(13) and $0 for 2012 and 2011, respectively	(22)	—

Other comprehensive income, net of tax	538	2,680

Comprehensive Income	$1,671	$1,305

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the three months ended September 30, 2012

Balance, July 1, 2012	$48	$46,371	$(3,656)	$38,728	$5,158	$86,649

Net income	—	—	—	1,133		1,133

Other comprehensive income	—	—	—	—	538	538

Stock repurchase, 8,004 shares, average price $13.12 each	—	—	—	(105)	—	(105)
ESOP shares earned, 4,811 shares	—	15	48	—	—	63

Balance, September 30, 2012	$48	$46,386	$(3,608)	$39,756	$5,696	$88,278

For the three months ended September 30, 2011

Balance, July 1, 2011	$—	$—	$—	$37,328	$2,113	$39,441

Net loss	—	—	—	(1,375)	—	(1,375)

Other comprehensive income	—	—	—	—	2,680	2,680

Common stock issued in initial public offering, 4,811,255 shares, net of issuance costs of $1,725	48	46,340	—	—	—	46,388
Acquisition of ESOP shares, 384,900 shares	—	—	(3,849)	—	—	(3,849)

ESOP shares earned, 4,811 shares	—	6	48	—	—	54

Balance, September 30, 2011	$48	$46,346	$(3,801)	$35,953	$4,793	$83,339

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2012	2011
Operating Activities
Net income	$1,133	$(1,375)
Items not requiring (providing) cash
Depreciation	115	101
Provision for loan losses	102	139
Amortization of premiums and discounts on securities	288	379
Deferred income taxes	(156)	(1,174)
Net realized (gains) losses on loan sales	(126)	28
Net realized gains on sales of available-for-sale securities	(473)	(50)
Gain on foreclosed assets held for sale	(24)	(13)
Bank-owned life insurance income, net	(66)	(66)
Originations of loans held for sale	(6,534)	(2,512)
Proceeds from sales of loans held for sale	6,678	2,594
ESOP compensation expense	63	54
Contribution of stock to the Foundation	—	3,148
Changes in
Accrued interest receivable	(233)	(613)
Other assets	197	710
Accrued interest payable	3	(55)
Post-retirement benefit obligation	17	20
Other liabilities	133	(478)

Net cash provided by operating activities	1,117	837

Investing Activities
Purchases of available-for-sale securities	(72,883)	(37,134)
Proceeds from the sales of available-for-sale securities	71,841	25,916
Proceeds from maturities and pay-downs of available-for-sale securities	5,906	9,275
Net change in loans	(1,560)	(691)
Purchase of FHLB stock	(800)	—
Purchase of premises and equipment	(115)	(56)
Proceeds from sale of foreclosed assets	144	239

Net cash provided by (used in) investing activities	2,533	(2,451)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(8,339)	(111,410)
Net increase (decrease) in certificates of deposit, including brokered certificates	8,841	(1,470)
Net decrease in advances from borrowers for taxes and insurance	(253)	(198)
Proceeds from Federal Home Loan Bank advances	168,500	152,500
Repayments of Federal Home Loan Bank advances	(168,000)	(116,000)
Proceeds from issuance of common stock, net of costs	—	43,240
Stock issuance from Employee Stock Ownership Plan purchase	—	(3,849)
Stock purchase per stock repurchase plan	(105)	—

Net cash provided by (used in) financing activities	644	(37,187)

Net Increase (Decrease) in Cash and Cash Equivalents	4,294	(38,801)
Cash and Cash Equivalents, Beginning of Period	8,193	60,506

Cash and Cash Equivalents, End of Period	$12,487	$21,705

Supplemental Cash Flows Information
Interest paid	$796	$1,090
Income taxes paid, net of refunds	$28	$223
Foreclosed assets acquired in settlement of loans	$—	$213
Supplemental disclosure of noncash financing activities

With the initial public offering in July 2011, the Company loaned $3,849 to the Employee Stock Ownership Plan, which was used to acquire 384,900 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets. Payments on the loan in the three months ended September 30, 2012, were $66 which included $36 in principal and $30 in interest. In addition, the Company donated 314,755 shares valued at $3,148 to a charitable foundation in the three months ended September 30, 2011.

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

During the three months ended September 30, 2012, a stock repurchase plan was adopted whereby the company may repurchase up to 240,563 shares of its common stock, or approximately 5% of the current outstanding shares. As shares are repurchased, the Company will treat them as shares repurchased for constructive retirement, and the excess of purchase price over par value will be charged entirely to retained earnings in recognition of the fact that that the Company may always capitalize or allocate retained earnings for such purposes.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2012 and June 30, 2012, and the results of its operations for the three month periods ended September 30, 2012 and 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The results of operations for the three-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 was effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early application by public entities was not permitted. The effect of applying this standard is reflected in Note 11 — Fair Value Measurements.

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

The Company is accounting for its ESOP in accordance with ASC Topic 718, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends, if any, on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

A summary of ESOP shares at September 30, 2012 and June 30, 2012 are as follows (dollars in thousands):

	September 30, 2012	June 30, 2012
Allocated shares	19,245	—
Shares committed for release	4,811	19,245
Unearned shares	360,844	365,655

Total ESOP shares	384,900	384,900

Fair value of unearned ESOP shares (1)	$4,832	$4,841

(1)	Based on closing price of $13.39 and $13.24 per share on September 30, 2012, and June 30, 2012, respectively.

Note 5:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2012 and 2011. Earnings per share data for the three months ended September 30, 2011 is from the date of conversion on July 7, 2011, to September 30, 2011 since there were no outstanding shares of common stock until that date. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011

Net income (loss)	$1,133	$(1,375)

Basic weighted average shares outstanding	4,810,263	4,811,255
Less: Average unallocated ESOP shares	(363,249)	(384,848)

Basic average shares outstanding	4,447,014	4,426,407

Basic and diluted earnings per common share	$.25	$(.31)

There were no potential dilutive common shares for the periods presented. There were no common shares outstanding prior to July 7, 2011.

A stock repurchase program was adopted on September 12, 2012. Under the repurchase program, the Company may repurchase up to 240,563 shares of its common stock, or approximately 5% of the current outstanding shares. As of September 30, 2012, 8,004 shares were repurchased at an average price of $13.12 per share, and the maximum number of shares that may yet be purchased under the plan was 232,559.

Note 6:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
September 30, 2012:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$136,794	$5,772	$(10)	$142,556
Mortgage-backed:
GSE – residential	69,197	3,276	—	72,473
State and political subdivisions	4,276	263	(37)	4,502

	$210,267	$9,311	$(47)	$219,531

June 30, 2012:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$155,124	$5,834	$—	$160,958
Mortgage-backed:
GSE – residential	56,601	2,268	(2)	58,867
State and political subdivisions	3,221	260	—	3,481

	$214,946	$8,362	$(2)	$223,306

With the exception of U.S. Government, federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $136,794,000 and $69,197,000, respectively, and a market value of approximately $142,556,000 and $72,473,000, respectively, at September 30, 2012, the Company held no securities at September 30, 2012 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at September 30, 2012, and June 30, 2012 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities
	Amortized Cost	Fair Value

Within one year	$506	$507
One to five years	58,662	63,435
Five to ten years	81,838	83,045
After ten years	64	71

	141,070	147,058
Mortgage-backed securities	69,197	72,473

Totals	$210,267	$219,531

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $56,270,000 and $56,298,000 as of September 30, 2012 and June 30, 2012, respectively.

Gross gains of $473,000 and $56,000, and gross losses of $0 and $6,000, resulting from sales of available-for-sale securities were realized for the three month periods ended September 30, 2012 and 2011, respectively. The tax provision applicable to these net realized gains amounted to approximately $189,000 and $20,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at September 30, 2012 was $7,017,000, which is approximately 3% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are temporary.

The following tables show the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and June 30, 2012:

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-Sale Securities:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$5,990	$(10)	$—	$—	$5,990	$(10)
State and political subdivisions	1,027	(37)	—	—	1,027	(37)

Total temporarily impaired securities	$7,017	$(47)	$—	$—	$7,017	$(47)

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-Sale Securities :
Mortgage-backed:
GSE residential	$2,069	$(2)	$—	$—	$2,069	$(2)

Total temporarily impaired securities	$2,069	$(2)	$—	$—	$2,069	$(2)

The unrealized losses on the Company’s investments were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

Note 7:	Loans and Allowance for Loan Losses

Classes of loans include:

	September 30, 2012	June 30, 2012

Real estate loans:
One-to-four family, including home equity loans	$148,361	$147,686
Multi-family	33,268	38,547
Commercial	45,826	32,925
Home equity lines of credit	8,966	8,994
Construction	3,372	8,396
Commercial	13,881	13,917
Consumer	11,544	13,578

Total loans	265,218	264,043

Less:
Unearned fees and discounts, net	75	63
Loans in process	1,103	1,539
Allowance for loan losses	3,672	3,531

Loans, net	$260,368	$258,910

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

The Company conducts internal loan reviews that validate the loans against the Company’s loan policy quarterly for mortgage, consumer, and small commercial loans on a sample basis, and all larger commercial loans on an annual basis. The Association also receives independent loan reviews performed by a third party on larger commercial loans to be performed annually. In addition to compliance with our policy, the loan review process reviews the risk assessments made by our credit department, lenders and loan committees. Results of these reviews are presented to management and the Board of Directors.

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

As one-to-four family residential mortgage and home equity loan underwriting are subject to specific regulations, the Company typically underwrites its one-to-four family residential mortgage and home equity loans to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income ratio and credit history of the borrower.

Commercial Real Estate and Multi-Family Real Estate Loans

Commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, strip mall centers, churches and farm loans secured by real estate. In underwriting commercial real estate and multi-family real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the Association.

Home Equity Lines of Credit

In addition to traditional one-to-four family residential mortgage loans and home equity loans, the Company offers home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria used to underwrite one-to-four family residential mortgage loans. As home equity lines of credit underwriting is subject to specific regulations, the Company typically underwrites its home equity lines of credit to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income ratio and credit history of the borrower.

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

The commercial business loan portfolio consists primarily of secured loans. When making commercial business loans, the Company considers the financial statements, lending history and debt service capabilities of the borrower, the projected cash flows of the business and the value of any collateral. The cash flows of the underlying borrower, however, may not perform consistently with historical or projected information. Further, the collateral securing loans may fluctuate in value due to individual economic or other factors. Loans are typically guaranteed by the principals of the borrower. The Company has established minimum standards and underwriting guidelines for all commercial loan types.

Real Estate Construction Loans

The Company originates construction loans for one-to-four family residential properties and commercial real estate properties, including multi-family properties. The Company generally requires that a commitment for permanent financing be in place prior to closing the construction loan. The repayment of these loans is typically through permanent financing following completion of the construction. Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.

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

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $79,094,000 and $71,472,000 as of September 30, 2012 and June 30, 2012, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

The Company’s loans receivable included purchased loans of $17,096,000 and $17,248,000 at September 30, 2012 and June 30, 2012, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $8,115,000 and $16,229,000 at September 30, 2012 and June 30, 2012, respectively, of which $1,429,000 and $7,300,000, at September 30, 2012 and June 30, 2012 were outside our primary market area. These participation loans are secured by real estate and other business assets.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three-month periods ended September 30, 2012 and 2011 and the year ended June 30, 2012:

	Three Months Ended September 30, 2012 Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,940	$679	$245	$81
Provision charged to expense	(41)	15	171	18
Losses charged off	—	—	—	—
Recoveries	40	—	—	—

Balance, end of period	$1,939	$694	$416	$99

Ending balance: individually evaluated for impairment	$656	$269	$51	$18

Ending balance: collectively evaluated for impairment	$1,283	$425	$365	$81

Loans:

Ending balance	$148,361	$33,268	$45,826	$8,966

Ending balance: individually evaluated for impairment	$3,831	$1,747	$111	$56

Ending balance: collectively evaluated for impairment	$144,530	$31,521	$45,715	$8,910

	Three Months Ended September 30, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$78	$347	$139	$22	$3,531
Provision charged to expense	(56)	(11)	—	6	102
Losses charged off	—	—	(3)	—	(3)
Recoveries	—	—	2	—	42

Balance, end of period	$22	$336	$138	$28	$3,672

Ending balance: individually evaluated for impairment	$—	$9	$41	$—	$1,044

Ending balance: collectively evaluated for impairment	$22	$327	$97	$28	$2,628

Loans:

Ending balance	$3,372	$13,881	$11,544	$—	$265,218

Ending balance: individually evaluated for impairment	$—	$45	$108	$—	$5,898

Ending balance: collectively evaluated for impairment	$3,372	$13,836	$11,436	$—	$259,320

	Year Ended June 30, 2012 Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,987	$250	$232	$120
Provision charged to expense	533	429	61	(4)
Losses charged off	(651)	—	(48)	(35)
Recoveries	71	—	—	—

Balance, end of year	$1,940	$679	$245	$81

Ending balance: individually evaluated for impairment	$684	$253	$49	$—

Ending balance: collectively evaluated for impairment	$1,256	$426	$196	$81

Loans:
Ending balance	$147,686	$38,547	$32,925	$8,994

Ending balance: individually evaluated for impairment	$3,778	$1,478	$95	$—

Ending balance: collectively evaluated for impairment	$143,908	$37,069	$32,830	$8,994

	Year Ended June 30, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$30	$352	$169	$9	$3,149
Provision charged to expense	48	24	21	13	1,125
Losses charged off	—	(29)	(88)	—	(851)
Recoveries	—	—	37	—	108

Balance, end of year	$78	$347	$139	$22	$3,531

Ending balance: individually evaluated for impairment	$—	$1	$41	$—	$1,028

Ending balance: collectively evaluated for impairment	$78	$346	$98	$22	$2,503

Loans:
Ending balance	$8,396	$13,917	$13,578	$—	$264,043

Ending balance: individually evaluated for impairment	$—	$2	$113	$—	$5,466

Ending balance: collectively evaluated for impairment	$8,396	$13,915	$13,465	$—	$258,577

	Three Months Ended September 30, 2011 Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,987	$250	$232	$120
Provision charged to expense	107	20	(4)	(6)
Losses charged off	(262)	—	—	—
Recoveries	20	—	—	—

Balance, end of year	$1,852	$270	$228	$114

Ending balance: individually evaluated for impairment	$643	$21	$56	$27

Ending balance: collectively evaluated for impairment	$1,209	$249	$172	$87

Loans:
Ending balance	$147,198	$26,472	$28,986	$9,709

Ending balance: individually evaluated for impairment	$4,953	$1,561	$204	$71

Ending balance: collectively evaluated for impairment	$142,245	$24,911	$28,782	$9,638

	Three Months Ended September 30, 2011 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$30	$352	$169	$9	$3,149
Provision charged to expense	9	(37)	47	3	139
Losses charged off	—	—	(28)	—	(290)
Recoveries	—	—	2	—	22

Balance, end of year	$39	$315	$190	$12	$3,020

Ending balance: individually evaluated for impairment	$—	$—	$64	$—	$811

Ending balance: collectively evaluated for impairment	$39	$315	$126	$12	$2,209

Loans:
Ending balance	$4,701	$11,618	$15,283	$—	$243,967

Ending balance: individually evaluated for impairment	$—	$4	$132	$—	$6,925

Ending balance: collectively evaluated for impairment	$4,701	$11,614	$15,151	$—	$237,042

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

The specific allowance is measured by determining the present value of expected cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expense. Factors used in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition for loans secured by real estate, the Company also considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

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

Because of the recent added concern based on the overall condition of the real estate market and in particular how the market is affecting the Junior Lien and Home Equity Lines of Credit (HELOC) loan portfolios, as with all portfolios, the Company has reviewed these two portfolios to determine the adequacy of the allowance. The Company notes that Junior Lien loans are one- to four-family loans that are in a subordinate lien position, and can be subordinate to either a Company first lien or another institution first lien, and all are fully amortized loans. HELOC loans were initially underwritten to ensure adequate cash flow to make payments even under stressed conditions. Based on review of the HELOC portfolio, $2.5 million had initial combined loan to value ratios of between 81% and 90%. The present allowance calculation includes .67% of qualitative factors to address added concerns, above a weighted average loss factor of .23%.

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

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of any pledged collateral. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

September 30, 2012 :
Pass	$143,708	$31,465	$45,575	$8,889	$3,372	$12,440	$11,436	$256,885
Watch	673	—	—	—	—	1,151	—	1,824
Substandard	3,980	1,803	251	77	—	290	84	6,485
Doubtful	—	—	—	—	—	—	24	24
Loss	—	—	—	—	—	—	—	—

Total	$148,361	$33,268	$45,826	$8,966	$3,372	$13,881	$11,544	$265,218

	Real Estate Loans
	One-to-Four Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2012:
Pass	$143,180	$37,069	$32,830	$8,986	$8,396	$12,739	$13,465	$256,665
Watch	612	—	—	—	—	1,176	—	1,788
Substandard	3,894	1,478	95	8	—	2	113	5,590
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$147,686	$38,547	$32,925	$8,994	$8,396	$13,917	$13,578	$264,043

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all instances, loans are placed on non-accrual or are charged-off at an earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off are reversed against interest income. The interest on these loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

September 30, 2012:
Real estate loans:
One-to-four family	$3,313	$863	$2,178	$6,354	$142,007	$148,361	$—
Multi-family	—	—	—	—	33,268	33,268	—
Commercial	171	—	—	171	45,655	45,826	—
Home equity lines of credit	68	61	70	199	8,767	8,966	—
Construction	—	—	—	—	3,372	3,372	—
Commercial	13	76	—	89	13,792	13,881	—
Consumer	124	67	62	253	11,291	11,544	—

Total	$3,689	$1,067	$2,310	$7,066	$258,152	$265,218	$—

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

June 30, 2012:
Real estate loans:
One-to-four family	$2,290	$1,057	$1,949	$5,296	$142,390	$147,686	$—
Multi-family	—	—	—	—	38,547	38,547	—
Commercial	176	—	—	176	32,749	32,925	—
Home equity lines of credit	75	57	7	139	8,855	8,994	—
Construction	—	—	—	—	8,396	8,396	—
Commercial	28	11	—	39	13,878	13,917	—
Consumer	185	23	40	248	13,330	13,578	—

Total	$2,754	$1,148	$1,996	$5,898	$258,145	$264,043	$—

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $3.3 million in troubled debt restructurings that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended September 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

September 30, 2012:
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$1,652	$1,652	$—	$1,663	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	24	24	—	24	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	12	12	—	13	—	—

Loans with a specific allowance
Real estate loans:
One-to-four family	2,179	2,179	656	2,198	—	—
Multi-family	1,747	1,747	269	1,765	1	3
Commercial	111	111	51	111	—	—
Home equity line of credit	32	32	18	33	—	—
Construction	—	—	—	—	—	—
Commercial	45	45	9	45	—	1
Consumer	96	96	41	98	—	—

Total:
Real estate loans:
One-to-four family	3,831	3,831	656	3,864	—	—
Multi-family	1,747	1,747	269	1,765	1	3
Commercial	111	111	51	111	—	—
Home equity line of credit	56	56	18	57	—	—
Construction	—	—	—	—	—	—
Commercial	45	45	9	45	—	1
Consumer	108	108	41	111	—	—

	$5,898	$5,898	$1,044	$5,950	$1	$4

				Year Ended June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

June 30, 2012:
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$1,563	$1,563	$—	$1,573	$4	$5
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	14	14	—	17	1	1

Loans with a specific allowance
Real estate loans:
One-to-four family	2,215	2,215	684	2,259	25	32
Multi-family	1,478	1,478	253	1,495	23	32
Commercial	95	95	49	98	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	2	2	1	3	—	—
Consumer	99	99	41	113	3	4

Total:
Real estate loans:
One-to-four family	3,778	3,778	684	3,832	29	37
Multi-family	1,478	1,478	253	1,495	23	32
Commercial	95	95	49	98	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	2	2	1	3	—	—
Consumer	113	113	41	130	4	5

	$5,466	$5,466	$1,028	$5,558	$56	$74

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Mortgages on real estate:
One-to-four family	$3,785	$3,667
Multi-family	1,747	1,477
Commercial	111	95
Home equity lines of credit	56	—
Construction loans	—	—
Commercial business loans	45	2
Consumer loans	108	113

Total	$5,852	$5,354

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

Beginning with the quarter ended September 30, 2011, the Company adopted ASU 2011-02. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after July 1, 2011, for identification as TDRs. The Company identified no loans as troubled debt restructurings for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology. Therefore, there was no additional impact to the allowance for loan losses as a result of the adoption.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of September 30, 2012 and June 30, 2012. As of September 30, 2012 all loans listed were on nonaccrual except for seven, one- to four-family residential loans totaling $425,000. All loans listed as of June 30, 2012 were on nonaccrual except for four, one-to four-family residential loans totaling $310,000.

	September 30, 2012	June 30, 2012
Real estate loans
One-to-four family	$2,097	$2,146
Home equity lines of credit	—	—
Multi-family	1,447	1,478
Commercial	93	95

Total real estate loans	3,637	3,719

Construction	—	—
Commercial and industrial	2	2
Consumer loans	30	32

Total	$3,669	$3,753

During the three month period ended September 30, 2012, the Company modified no loans as troubled debt restructurings.

During the year ended June 30, 2012, the Company modified 13 one-to four-family residential real estate loans, with a recorded investment of $949,000, one multi-family residential real estate loan with a recorded investment of $1.5 million, and one consumer auto loan with a recorded investment of $8,000.

During the three month period ended September 30, 2011, the Company modified 10 one-to four-family residential real estate loans, with a recorded investment of $839,000, and one multi-family residential real estate loan with a recorded investment of $1.6 million.

The Company has three TDRs, two one-to-four family residential loans and one consumer loan totaling $284,000, that were in default as of September 30, 2012, and were restructured in prior periods. One of these loans is currently in foreclosure. The Company had two TDRs, both one-to four-family residential loans totaling $368,000, that were in default as of June 30, 2012, and were restructured in the prior years. Both loans were in foreclosure at June 30, 2012.

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

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $4,975,000 and $4,175,000 of Federal Home Loan Bank stock as of September 30, 2012 and June 30, 2012 respectively. The increase in Federal Home Loan Bank stock allowed the Company to increase borrowing capacity of Federal Home Loan Bank advances. The Federal Home Loan Bank of Chicago (FHLB) was operating under a Consent Cease and Desist

Order (“Consent Order”) from its regulator, the Federal Housing Finance Board. However, on April 18, 2012, they announced that the Federal Housing Finance Agency (FHFA) had agreed to terminate the Consent Order effective immediately. During the year ended June 30, 2012, FHLB’s new capital structure and repurchase plan were approved by the FHFA. This new capital structure established two subclasses of stock effective January 1, 2012, and the repurchase plan allows members to request that the FHLB repurchase all or a portion of their excess FHLB stock. The FHLB continues to provide liquidity and funding through advances. With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate requests for approval. In calendar year 2011 the FHLB declared and paid four quarterly dividends at an annualized rate of 10 basis points per share. In calendar year 2012, first and second quarter dividends were paid at annualized rates of 25 and 30 basis points, respectively, and a third quarter dividend was recently declared at an annualized rate of 35 basis points and is expected to be paid on November 14, 2012. Management performed an analysis as of September 30, 2012 and June 30, 2012 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 9:	Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	Three Months Ended September 30,
	2012	2011

Net unrealized gains on securities available-for-sale	$1,377	$4,373

Less reclassification adjustment for realized gains included in income	473	50

	904	4,323

Postretirement health plan
Amortization of transition obligation	8	—
Amortization of prior service cost	(12)	—
Change in net loss	(31)	—

	(35)	—

Other comprehensive income, before tax effect	869	4,323
Less tax expense	331	1,643

Other comprehensive income	$538	$2,680

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2012	June 30, 2012

Net unrealized gains on securities available-for-sale	$9,264	$8,360
Net unrealized postretirement health benefit plan obligations	(77)	(42)

	9,187	8,318
Tax effect	(3,491)	(3,160)

Total	$5,696	$5,158

Note 10:	Income Taxes

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2012	2011

Computed at the statutory rate (34%)	$605	$(785)
Decrease resulting from
Tax exempt interest	(4)	(13)
Cash surrender value of life insurance	(22)	(22)
State income taxes	121	(74)
Other	(53)	(41)

Actual expense (benefit)	$647	$(935)

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

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and June 30, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Available-for-sale securities:
US Government and federal agency	$142,556	$—	$142,556	$—
Mortgage-backed securities – GSE residential	72,473	—	72,473	—
State and political subdivisions	4,502	—	4,502	—

Mortgage servicing rights	311	—	—	311

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Available-for-sale securities:
US Government and federal agency	$160,958	$—	$160,958	$—
Mortgage-backed securities – GSE residential	58,867	—	58,867	—
State and political subdivisions	3,481	—	3,481	—

Mortgage servicing rights	329	—	—	329

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2012. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2012 or June 30, 2012. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of September 30, 2012 or June 30, 2012.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2012	$329

Total realized and unrealized gains and losses included in net income	(37)
Servicing rights that result from asset transfers	36
Payments received and loans refinanced	(17)

Balance, September 30, 2012	$311

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(37)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and June 30, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:

Impaired loans (collateral-dependent)	$359	$—	$—	$359

June 30, 2012:

Impaired loans (collateral-dependent)	$2,438	$—	$—	$2,438
Foreclosed assets	279	—	—	279

The following table presents losses recognized on assets measured on a non-recurring basis for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011

Impaired loans (collateral-dependent)	$(17,000)	$(7,000)
Foreclosed and repossessed assets held for sale	—	—

Total losses on assets measured on a non-recurring basis	$(17,000)	$(7,000)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2012 and June 30, 2012.

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$311	Discounted cash flow	Discount rate	10.5% - 11.5% (10.5%	)

			Constant prepayment rate	20.8% - 26.4% (25.0%	)

			Probability of default	.29% - .32% (.32%	)

Collateral-dependent impaired loans	359	Market comparable properties	Marketability discount	0% - 24% (16%	)

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$329	Discounted cash flow	Discount rate	10.5% - 11.5% (10.5%	)

			Constant prepayment rate	16.9% - 22.4% (21.0%	)

			Probability of default	.29% - .32% (.32%	)

Collateral-dependent impaired loans	2,438	Market comparable properties	Marketability discount	0% - 24% (15%	)

Foreclosed assets	279	Market comparable properties	Comparability adjustments (%)	12% - 24% (19%	)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and June 30, 2012.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2012:
Financial assets
Cash and cash equivalents	$12,487	$12,487	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	260,368	—	—	265,726
Federal Home Loan Bank stock	4,975	—	4,975	—
Accrued interest receivable	2,094	—	2,094	—

Financial liabilities
Deposits	344,987	—	135,954	209,640
Federal Home Loan Bank advances	75,500	—	78,005	—
Advances from borrowers for taxes and insurance	703	—	703	—
Accrued interest payable	46	—	46	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans, net of allowance for loan losses	$265,726	Discounted cash flow	Current rate sheets	1.5% - 11.9% (4.4%)

Deposits	209,640	Discounted cash flow	Current rate sheets	0.3% - 1.3% (0.8%)

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012:
Financial assets
Cash and cash equivalents	$8,193	$8,193	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	258,910	—	—	262,954
Federal Home Loan Bank stock	4,175	—	4,175	—
Accrued interest receivable	1,861	—	1,861	—
Financial liabilities
Deposits	344,485	—	144,293	200,893
Federal Home Loan Bank advances	75,000	—	74,496	—
Advances from borrowers for taxes and insurance	955	—	955	—
Accrued interest payable	43	—	43	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans, net of allowance for loan losses	$262,954	Discounted cash flow	Current rate sheets	1.5% - 11.9% (4.4%)
Deposits	200,893	Discounted cash flow	Current rate sheets	0.3% - 1.3% (0.8%)

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. - Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) decreased to 2.82% for the three months ended September 30, 2012 from 2.89% for the three months ended September 30, 2011. An increase in interest-earning assets contributed to an increase in net interest income to $3.6 million, or $14.4 million on an annualized basis for the three months ended September 30, 2012 from $3.4 million, or $13.8 million on an annualized basis, for the three months ended September 30, 2011.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $7.0 million or 1.4% of total assets at September 30, 2012, and $6.6 million, or 1.3% of total assets at June 30, 2012.

At September 30, 2012, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the three months ended September 30, 2012 was $1.1 million, compared to a net loss of $1.4 million for the three months ended September 30, 2011. The increase in net income was due to a decrease in noninterest expense, which occurred because the three months ended September 30, 2011 included a $3.6 million contribution to our newly established charitable foundation, an increase in noninterest income and decreases in interest expense and the provision for loan losses, partially offset by a decrease in interest income.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Critical Accounting Policies

We define critical accounting policies as those policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income. We consider the following to be our critical accounting policies.

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

The allowance for loan losses is maintained at a level to provide for probable credit losses inherent in the loan portfolio at the balance sheet date. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. The estimate of our credit losses is applied to two general categories of loans:

•	loans that we evaluate individually for impairment under ASC 310-10, “Receivables;” and

•	groups of loans with similar risk characteristics that we evaluate collectively for impairment under ASC 450-20, “Loss Contingencies.”

The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and the estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on September 18, 2012.

Comparison of Financial Condition at September 30 and June 30, 2012

Total assets increased $2.7 million, or 0.5%, to $514.1 million at September 30, 2012 from $511.3 million at June 30, 2012. The increase was primarily due to a $4.3 million increase in cash and cash equivalents and a $1.5 million increase in net loans, partially offset by a decrease of $3.8 million in investment securities.

Net loans receivable, including loans held for sale, increased by $1.5 million, or 0.6%, to $260.4 million at September 30, 2012 from $258.9 million at June 30, 2012. The increase in net loans receivable during this period was due primarily to a $12.9 million, or 39.2%, increase in commercial real estate loans and a $675,000 or 0.5% increase in one-to four family loans. These increases were partially offset by a decrease of $5.3 million, or 13.7% in multi-family loans, a decrease of $5.0 million, or 59.8% in construction loans, a decrease of $2.0 million, or 15.0% in consumer loans, a decrease of $36,000, or 0.3% in commercial business loans, and a decrease of $28,000, or 0.3% in home equity lines of credit.

Investment securities, consisting entirely of securities available for sale, decreased $3.8 million, or 1.7%, to $219.5 million at September 30, 2012 from $223.3 million at June 30, 2012. Purchased investment securities, consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage backed securities with terms of 15 years, all of which are held as available for sale. We had no securities held to maturity at September 30, 2012 or June 30, 2012.

As of September 30, 2012, Federal Home Loan Bank stock increased $800,000 to $5.0 million, interest receivable increased $233,000 to $2.1 million, and other assets decreased $196,000 to $991,000 from the respective balances as of June 30, 2012. Federal Home Loan Bank stock increased due to stock purchases to support fluctuations in Federal Home Loan Bank advances as we repositioned our investment portfolio. The increase in interest receivable is primarily due to an increase in interest receivable on investments and the decrease in other assets resulted from a decrease in prepaid insurance due to the timing of multi-year premiums and also from a decrease in accounts receivable general due to the receipt of a receivable that was outstanding as of June 30, 2012.

At September 30, 2012, our investment in bank-owned life insurance was $7.6 million, an increase of $66,000 from $7.5 million at June 30, 2012. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $15.9 million at September 30, 2012.

Deposits increased $502,000, or 0.1%, to $345.0 million at September 30, 2012 from $344.5 million at June 30, 2012. Certificates of deposit, excluding brokered certificates of deposit, decreased $1.3 million, or 0.7%, to $187.4 million, savings, NOW, and money market accounts decreased $7.3 million, or 5.5%, to $126.4 million, brokered certificates of deposit increased $10.1 million, or 88.2%, to $21.6 million, and noninterest bearing demand accounts decreased $1.0 million, or 9.5%, to $9.6 million. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $500,000, or 0.7%, to $75.5 million at September 30, 2012 from $75.0 million at June 30, 2012. We increased our borrowings slightly to fund loans, replace deposit outflow, and purchase investment securities as we reposition our portfolio in anticipation of securities being called over the next several months. Current interest rates on borrowings are more favorable than rates paid on deposits.

Other liabilities increased $133,000, or 7.0%, to $2.0 million at September 30, 2012 from $1.9 million on June 30, 2012. The increase was attributable to a general increase in accounts payable and accrued expenses payable due to timing of payments.

Total equity increased $1.6 million, or 1.9%, to $88.3 million at September 30, 2012 from $86.6 million at June 30, 2012. Equity increased due to an increase in unrealized gains on securities available for sale of $538,000 and a net income of $1.1 million. The increase in unrealized gains on securities available-for-sale was due to higher market values of available-for-sale securities. A stock repurchase program was adopted during the quarter ended September 30, 2012, which authorized the company to repurchase up to 240,563 shares of its common stock, or approximately 5% of the current outstanding shares. As of September 30, 2012, 8,004 shares were repurchased, leaving the maximum number of shares that may yet be purchased under the plan at 232,559.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General. Net income increased $2.5 million, to $1.1 million net income for the three months ended September 30, 2012 from a $1.4 million net loss for the three months ended September 30, 2011. The increase was primarily due to a decrease in noninterest expense, which occurred because the three months ended September 30, 2011 included a $3.6 million contribution to our newly established charitable foundation, an increase in noninterest income and decreases in interest expense and the provision for loan losses, partially offset by a decrease in interest income.

Net Interest Income. Net interest income increased by $158,000, or 4.6%, to $3.6 million for the three months ended September 30, 2012 from $3.4 million for the three months ended September 30, 2011. The increase was due to a decrease of $236,000 in interest expense, partially offset by a decrease of $78,000 in interest income. The increase in net interest income was primarily the result of lower rates paid on certificates of deposit. We had a $40.1 million, or 8.9% increase in the average balance of interest earning assets, partially offset by a $35.8 million, or 9.5% increase in average balance of interest bearing liabilities. We also had a decrease in our interest rate spread by 7 basis points to 2.82% for the three months ended September 30, 2012 compared to 2.89% for the three months ended September 30, 2011, and a decrease in our net interest margin by 12 basis points to 2.94% for the three months ended September 30, 2012 compared to 3.06% for the three months ended September 30, 2011.

Interest Income. Interest income decreased $78,000, or 1.7%, to $4.4 million for the three months ended September 30, 2012 from $4.5 million for the three months ended September 30, 2011. The decrease in interest income was primarily due to a $41,000 decrease in interest income on loans, which resulted from a 43 basis point, or 8.5% decrease in the average yield on loans from 5.05% to 4.62%, partially offset by a $19.1 million, or 7.9% increase in the average balance of loans to $262.2 million for the three months ended September 30, 2012, from $243.1 million for the three months ended September 30, 2011. Interest on securities decreased $30,000, or 2.4%, as a $15.3 million increase in the average balance of securities to $214.0 at September 30, 2012 was more than offset by a 26 basis point decrease in the average yield on securities from 2.82% to 2.56%. The decrease in the average yield on loans and securities reflected a reduction in the current interest rates charged on loans originated and on securities purchased during the period versus the average rates on existing loans and securities in the portfolio.

Interest Expense. Interest expense decreased $236,000, or 22.8%, to $799,000 for the three months ended September 30, 2012 from $1.0 million for the three months ended September 30, 2011. The decrease was primarily due to lower market interest rates during the period.

Interest expense on interest-bearing deposits decreased by $238,000, or 29.4%, to $571,000 for the three months ended September 30, 2012 from $809,000 for the three months ended September 30, 2011. This decrease was primarily due to a decrease of 30 basis points in the average cost of interest-bearing deposits to 0.70% for the three months ended September 30, 2012 from 1.00% for the three months ended September 30, 2011. We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended September 30, 2012, reflecting lower market interest rates as compared to the prior period. The decrease was partially offset by a $4.3 million, or 1.3%, increase in the average balance of interest-bearing deposits to $328.4 million for the three months ended September 30, 2012 from $324.0 million for the three months ended September 30, 2011.

Interest expense on borrowings increased $2,000, or 0.9%, to $228,000 for the three months ended September 30, 2012 from $226,000 for the three months ended September 30, 2011. This increase was due to an increase in the average balance of borrowings to $86.7 million for the three months ended September 30, 2012 from $55.2 million for the three months ended September 30, 2011. This was largely offset by a 59 basis point decrease in the average cost of such borrowings to 1.05% for the three months ended September 30, 2012 from 1.64% for the three months ended September 30, 2011.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $102,000 for the three months ended September 30, 2012, compared to a provision for loan losses of $139,000 for the three months ended September 30, 2011. The allowance for loan losses was $3.7 million, or 1.39% of total loans, at September 30, 2012, compared to $3.0 million, or 1.24% of total loans, at September 30, 2011 and $3.5 million, or 1.34% of total loans, at June 30, 2012. Non-performing loans increased during the three month period ended September 30, 2012 mainly due to the addition of two relationships: one in the amount of $400,000 which has expressed financial difficulty but all loans are current; and, one $308,000 home loan entering the foreclosure process. Although the loans were substantially collateralized, the first relationship accounted for an addition to the reserves of $68,000 while the second relationship did not require additional reserves. During the three months ended September 30, 2012, a net recovery of $39,000 was recorded while during the three months ended September 30, 2011, a net charge-off of $267,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2012	Year Ended June 30, 2012

Allowance to non-performing loans	62.75%	65.95%
Allowance to total loans outstanding at the end of the period	1.39%	1.34%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	(.02%)	.30%
Total non-performing loans to total loans	2.22%	2.03%
Total non-performing assets to total assets	1.36%	1.30%

As shown in the preceding table, our allowance to non-performing loans ratio decreased to 62.75% at September 30, 2012 from 65.95% at June 30, 2012. This decrease in our allowance to non-performing loans was mostly due to a $498,000 increase in non-performing loans. While non-performing loans increased, the increases were in categories of well secured loans. The Company has determined that the allowance remains adequate.

Noninterest Income. Noninterest income increased $641,000, or 87.8%, to $1.4 million for the three months ended September 30, 2012 compared to $730,000 for the three months ended September 30, 2011. The increase was primarily due to increases in net realized gains on the sale of securities available-for-sale, mortgage banking income, other service charges and fees, and insurance commissions, partially offset by a decrease in customer service fees. For the three months ended September 30, 2012, net realized gains on the sale of securities available for sale increased from $50,000 to $473,000, mortgage banking income (loss) increased from ($28,000) to $114,000, other service charges and fees increased from $43,000 to $72,000, and insurance commissions increased from $183,000 to $203,000 while customer service fees decreased $156,000 to $139,000. The increase in net realized gains on the sale of available-for-sale securities was due to the rate environment in the three months ended September 30, 2012, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the three months ended September 30, 2011. The increase in mortgage banking income was primarily due to an increase in mortgage servicing rights as a result of a higher balance of loans sold at September 30, 2012 compared to September 30, 2011. The increase in other service charges and fees was due to an increase in the number of loan fees, while the increase in insurance commissions was a result of increased premiums on property and casualty insurance. The decrease in customer service fees reflects fewer service fees and charges collected on deposit accounts.

Noninterest Expense. Noninterest expense decreased $3.3 million, or 51.3%, to $3.1 million for the three months ended September 30, 2012 from $6.4 million for the three months ended September 30, 2011. The largest components of this decrease were charitable contributions, which decreased $3.6 million, or 99.9%, and supervisory examinations, which decreased $30,000, or 46.2%. The decrease in charitable contributions was a result of a donation of $3.6 million in stock and cash to fund our charitable foundation in the three months ended September 30, 2011. The decrease in supervisory examinations resulted from the transition from the Office of Thrift Supervision payment schedule to the Office of the Comptroller of the Currency payment schedule for the three months ended September 30, 2011. These decreases were partially offset by increases in compensation and benefits of $121,000, equipment expense of $47,000, and professional services of $31,000. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Increases in equipment expense were due to routine technology upgrades and expenses incurred to move our information technology department to a more secure and efficient location, and increases in professional services were a result of increased costs associated with operating as a public company.

Income Tax Expense (Benefit). We recorded a provision for income tax of $647,000 for the three months ended September 30, 2012, compared to a benefit for income tax of ($935,000) for the three months ended September 30, 2011, reflecting effective tax rates of 36.3% and (40.5%), respectively. The increased tax rate for the three months ended September 30, 2012, was a result of a lower taxable income in the three months ended September 30, 2011, due to a contribution of $3.6 million to establish our charitable foundation, Iroquois Federal Foundation, Inc.

Asset Quality

At September 30, 2012, our non-accrual loans totaled $5.9 million, including $3.8 million in one-to-four family loans, $1.7 million in multi-family loans, $111,000 in commercial real estate loans, $56,000 in home equity lines of credit, $46,000 in commercial business loans and $108,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At September 30, 2012, we had no loans delinquent 90 days or greater and still accruing interest.

At September 30, 2012, loans classified as substandard equaled $6.5 million. Loans classified as substandard consisted of $4.0 million in one- to four-family loans, $1.8 million in multi-family loans, $251,000 in commercial real estate loans, $77,000 in home equity lines of credit, $290,000 in commercial business loans and $84,000 in consumer loans. At September 30, 2012, loans classified as doubtful equaled $24,000. All loans classified as doubtful were consumer loans. No loans were classified as loss at September 30, 2012.

At September 30, 2012, one-to-four family residential mortgage loans classified as substandard equal $4.0 million compared to $3.9 million at June 30, 2012. At September 30, 2012, special mention assets consisted of $1.2 million in commercial business loans and $673,000 in one-to four-family loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2012 and June 30, 2012, we had $3.7 million and $3.8 million, respectively, of troubled debt restructurings. At September 30, 2012 our troubled debt restructurings consisted of $2.1 million in one-to four-family loans, $1.5 million in multi-family loans, $93,000 in commercial real estate loans, $2,000 in commercial business loans and $30,000 in consumer loans.

At September 30 2012, we had $1.1 million in foreclosed assets compared to $1.3 million as of June 30, 2012. Foreclosed assets at September 30 and June 30, 2012, consisted entirely of residential real estate properties.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011

Balance, beginning of period	$3,531	$3,149
Loans charged off	—	(262)
Real estate loans
One-to-four family
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—
Consumer	(3)	(28)

Gross charged off loans	(3)	(290)

Recoveries of loans previously charged off	40	20
Real estate loans
One-to-four family
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	2	2

Gross recoveries of charged off loans	42	22

Net charge offs	39	(268)

Provision charged to expense	102	139

Balance, end of period	$3,672	$3,020

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $141,000 to $3.7 million at September 30, 2012, from $3.5 million at June 30, 2012. The increase was a result of an increase in outstanding loans and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at September 30, 2012.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of September 30 and June 30, 2012:

Portfolio segment	September 30, 2012 Net charge offs – 12 quarter weighted historical	June 30, 2012 Net charge offs – 12 quarter weighted historical

Real Estate
One-to-four family	.35%	.48%
Multi-family	.34%	.33%
Commercial	.13%	.13%
HELOC	.23%	.12%
Construction	.00%	.00%
Commercial business	.20%	.16%
Consumer	.21%	.16%

Entire portfolio total	.31%	.39%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At September 30, 2012, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at September 30, 2012	Qualitative factor applied at June 30, 2012

Real Estate
One-to-four family	.54%	.39%
Multi-family	1.00%	.82%
Commercial	.79%	.46%
HELOC	.67%	.78%
Construction	.69%	.94%
Commercial business	2.15%	2.33%
Consumer	.59%	.54%

Entire portfolio total	.69%	.57%

At September 30, 2012, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $1.8 million, as compared to $1.5 million at June 30, 2012. The general increase in qualitative factors was attributable primarily to the increase in past due and non-accrual loans.

Because of the recent added concern based on the overall condition of the real estate market and in particular how the market is affecting the Junior Lien and HELOC loan portfolios, as with all portfolios, the Company has reviewed these two portfolios to determine the adequacy of the allowance. The Company notes that Junior Lien loans are one- to four-family loans that are in a subordinate lien position, and can be subordinate to either a Company first lien or another institution first lien, and all are fully amortized loans. HELOC loans were initially underwritten to ensure adequate cash flow to make payments even under stressed conditions. Based on review of the HELOC portfolio, $2.5 million had initial combined loan to value ratios of between 81% and 90%. The present allowance calculation includes .67% of qualitative factors to address added concerns, above a weighted average loss factor of .23%.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2012 and the year ended June 30, 2012, our liquidity ratio averaged 42.2% and 42.6% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2012.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $12.5 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at September 30, 2012.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $1.1 million and $837,000 for the three months ended September 30, 2012 and 2011, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities were $2.5 million and $(2.5) million for the three months ended September 30, 2012 and 2011, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts. The net cash provided by (used in) financing activities was $644,000 and $(37.1) million for the three months ended September 30, 2012 and 2011, respectively. In the three months ended September 30, 2011, net cash used in financing activities consisted primarily of a decrease in deposits held in escrow for our mutual to stock conversion which closed on July 7, 2012, offset by proceeds from Federal Home Loan Bank Advances and proceeds from the issuance of common stock, net of costs, from the mutual to stock conversion.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2012 and June 30, 2012.

	September 30, 2012	June 30, 2012
	(Dollars in thousands)

Commitments to fund loans	$12,540	$7,150
Lines of credit	17,536	15,461

At September 30, 2012, certificates of deposit due within one year of September 30, 2012 totaled $159.5 million, or 46.2% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $75.5 million at September 30, 2012. At September 30, 2012, we had the ability to borrow up to an additional $48.7 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $11.5 million from the Federal Reserve based on current collateral pledged.

During the quarter ended September 30, 2012, a stock repurchase program was adopted whereby the Company may repurchase up to 240,563 shares of its common stock, or approximately 5% of the current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September 30, 2012, 8,004 shares were repurchased at an average price of $13.12 per share, and the maximum number of shares that may yet be purchased under the plan was 232,559.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	September 30, 2012 Actual	June 30, 2012 Actual	Minimum to Be Well Capitalized

Tier 1 capital to total assets
Association	11.8%	11.6%	5.0%
Company	16.2%	16.1%	N/A
Tier 1 capital to risk-weighted assets
Association	22.9%	23.0%	6.0%
Company	31.6%	32.1%	N/A
Total capital to risk-weighted assets
Association	24.1%	24.3%	10.0%
Company	32.9%	33.3%	N/A

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

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets

Loans	$262,198	3,027	4.62%	$243,112	3,068	5.05%
Securities:
U.S. government, federal agency and government-sponsored enterprises	143,272	869	2.43%	152,075	994	2.61%
U.S. government-sponsored enterprise MBS	67,164	487	2.90%	40,730	390	3.83%
State and political subdivisions	3,570	13	1.46%	5,939	15	1.01%

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Total securities	214,006	1,369	2.56%	198,744	1,399	2.82%

Other	13,620	6	0.18%	7,848	13	0.61%

Total interest-earning assets	489,824	4,402	3.59%	449,704	4,480	3.98%

Non-interest earning assets	30,522			26,762

Total assets	$520,346			$476,466

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$30,059	14	0.19%	$26,380	14	0.21%
Savings accounts	28,627	20	0.28%	25,342	26	0.41%
Money market accounts	64,833	40	0.25%	67,780	53	0.31%
Certificates of deposit	204,862	497	0.97%	204,542	716	1.40%

Total interest-bearing deposits	328,381	571	0.70%	324,045	809	1.00%
Federal Home Loan Bank Advances	86,667	228	1.05%	55,167	226	1.64%

Total interest-bearing liabilities	415,048	799	0.77%	379,211	1,035	1.09%
Noninterest-bearing liabilities	17,531			14,809

Total liabilities	432,579			394,020
Stockholders’ equity	87,767			82,446

Total liabilities and stockholders’ equity	$520,346			$476,466

Net interest income		$3,603			$3,445

Interest rate spread (1)			2.82%			2.89%

Net interest margin (2)			2.94%			3.06%

Net interest-earning assets (3)	$74,776			$70,493

Average interest-earning assets to interest-bearing liabilities	118%			119%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$983	$(1,024)	$(41)
Securities	456	(486)	(30)
Other	31	(38)	(7)

Total interest-earning assets	$1,470	$(1,548)	$(78)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$6	$(6)	$—
Savings accounts	17	(23)	(6)
Certificates of deposit	7	(226)	(219)
Money market accounts	(19)	6	(13)

Total interest-bearing deposits	11	(249)	(238)
Federal Home Loan Bank advances	400	(398)	2

Total interest-bearing liabilities	$411	$(647)	$(236)

Change in net interest income	$1,059	$(901)	$158

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of September 30, 2012, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on September 18, 2012.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2012, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended September 30, 2012 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/12 – 7/31/12	—	$—	—	—
8/1/12 – 8/31/12	—	—	—	—
9/1/12 – 9/30/12	8,004	13.12	8,004	232,559

Total	8,004	$13.12	8,004	232,559

(1)    On September 12, 2012, the Company announced the commencement of a stock repurchase program to acquire up to 240,563, or 5%, of the Company’s then outstanding common stock. The repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to purchase any particular number of shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2012, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 13, 2012	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: November 13, 2012	/s/ Pamela J. Verkler
Pamela J. Verkler
Vice President and Chief Financial Officer