Form 10-Q
period 2012-12-31
IF Bancorp, Inc.
filed 2013-02-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

The Registrant had 4,617,849 shares of common stock, par value $0.01 per share, issued and outstanding as of February 8, 2013.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	December 31,	June 30,
	2012	2012
	(Unaudited)
Assets
Cash and due from banks	$10,909	$7,623
Interest-bearing demand deposits	435	570

Cash and cash equivalents	11,344	8,193

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	202,914	223,306
Loans, net of allowance for loan losses of $3,965 and $3,531 at December 31, 2012 and June 30, 2012, respectively	284,814	258,910
Premises and equipment, net of accumulated depreciation of $5,459 and $5,230 at December 31, 2012 and June 30, 2012, respectively	4,371	4,355
Federal Home Loan Bank stock, at cost	5,075	4,175
Foreclosed assets held for sale	1,092	1,268
Accrued interest receivable	1,684	1,861
Bank-owned life insurance	7,628	7,495
Mortgage servicing rights	356	329
Deferred income taxes	201	—
Other	975	1,188

Total assets	$520,704	$511,330

Liabilities and Equity
Liabilities
Deposits
Demand	$22,457	$10,605
Savings, NOW and money market	125,453	133,688
Certificates of deposit	185,044	188,692
Brokered certificates of deposit	21,636	11,500

Total deposits	354,590	344,485

Federal Home Loan Bank advances	75,500	75,000
Deferred income taxes	—	128
Advances from borrowers for taxes and insurance	1,078	955
Accrued post-retirement benefit obligation	2,279	2,183
Accrued interest payable	42	43
Other	1,365	1,887

Total liabilities	434,854	424,681

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 4,634,703 and 4,811,255 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	46	48
Additional paid-in capital	46,403	46,371
Unearned ESOP shares, at cost, 356,033 and 365,655 shares at December 31, 2012 and June 30, 2012, respectively	(3,560)	(3,656)
Retained earnings	38,180	38,728
Accumulated other comprehensive income, net of tax	4,781	5,158

Total stockholders’ equity	85,850	86,649

Total liabilities and stockholders’ equity	$520,704	$511,330

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Interest and Dividend Income
Interest and fees on loans	$3,021	$3,034	$6,048	$6,102
Securities:
Taxable	1,257	1,439	2,595	2,808
Tax-exempt	30	33	60	63
Federal Home Loan Bank dividends	4	—	7	1
Deposits with other financial institutions	2	3	6	15

Total interest and dividend income	4,314	4,509	8,716	8,989

Interest Expense
Deposits	565	757	1,136	1,566
Federal Home Loan Bank advances	222	227	450	453

Total interest expense	787	984	1,586	2,019

Net Interest Income	3,527	3,525	7,130	6,970

Provision for Loan Losses	405	195	507	334

Net Interest Income After Provision for Loan Losses	3,122	3,330	6,623	6,636

Noninterest Income
Customer service fees	149	176	288	332
Other service charges and fees	75	70	147	113
Insurance commissions	169	208	372	391
Brokerage commissions	154	108	268	229
Net realized gains on sales of available-for-sale securities	95	240	568	290
Mortgage banking income, net	209	109	323	81
Bank-owned life insurance income, net	67	65	133	131
Other	175	129	365	268

Total noninterest income	1,093	1,105	2,464	1,835

Noninterest Expense
Compensation and benefits	1,891	1,753	3,766	3,507
Office occupancy	133	111	264	232
Equipment	251	164	464	330
Federal deposit insurance	69	78	137	142
Stationary, printing and office	45	40	84	80
Advertising	86	89	156	167
Professional services	112	102	237	196
Supervisory examinations	35	33	70	98
Audit and accounting services	50	78	102	123
Organizational dues and subscriptions	15	14	33	32
Insurance bond premiums	38	26	63	50
Telephone and postage	85	62	144	117
(Gain) loss on foreclosed assets, net	3	(1)	(21)	(14)
Charitable contributions	2	—	4	3,601
Other	331	266	735	500

Total noninterest expense	3,146	2,815	6,238	9,161

Income (Loss) Before Income Tax	1,069	1,620	2,849	(690)
Provision (Benefit) for Income Tax	360	596	1,007	(339)

Net Income (Loss)	$709	$1,024	$1,842	$(351)

Earnings (Loss) Per Share:
Basic and diluted (Note 5)	$.16	$.23	$.42	$(.08)

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2012	2011

Net Income	$709	$1,024

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(548) and $(136), for 2012 and 2011, respectively	(895)	(221)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(13) and $(37) for 2012 and 2011, respectively	(20)	(61)

Other comprehensive income (loss), net of tax	(915)	(282)

Comprehensive Income (Loss)	$(206)	$742

	Six Months Ended December 31,
	2012	2011

Net Income (Loss)	$1,842	$(351)

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(204) and $1,509, for 2012 and 2011, respectively	(335)	2,456

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(26) and $(36) for 2012 and 2011, respectively	(42)	(61)

Other comprehensive income (loss), net of tax	(377)	2,395

Comprehensive Income	$1,465	$2,044

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the six months ended December 31, 2012

Balance, July 1, 2012	$48	$46,371	$(3,656)	$38,728	$5,158	$86,649

Net income	—	—	—	1,842		1,842

Other comprehensive income (loss)	—	—	—	—	(377)	(377)

Stock repurchase, 176,552 shares, average price $13.54 each	(2)	—	—	(2,390)	—	(2,392)

ESOP shares earned, 9,622 shares	—	32	96	—	—	128

Balance, December 31, 2012	$46	$46,403	$(3,560)	$38,180	$4,781	$85,850

For the six months ended December 31, 2011

Balance, July 1, 2011	$—	$—	$—	$37,328	$2,113	$39,441

Net loss	—	—	—	(351)	—	(351)

Other comprehensive income	—	—	—	—	2,395	2,395

Common stock issued in initial public offering, 4,811,255 shares, net of issuance costs of $1,725	48	46,340	—	—	—	46,388

Acquisition of ESOP shares, 384,900 shares	—	—	(3,849)	—	—	(3,849)

ESOP shares earned, 9,622 shares	—	11	96	—	—	107

Balance, December 31, 2011	$48	$46,351	$(3,753)	$36,977	$4,508	$84,131

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2012	2011
Operating Activities
Net income	$1,842	$(351)
Items not requiring (providing) cash
Depreciation	230	203
Provision for loan losses	507	334
Amortization of premiums and discounts on securities	613	683
Deferred income taxes	(100)	(1,278)
Net realized gains on loan sales	(323)	(81)
Net realized gains on sales of available-for-sale securities	(568)	(290)
Gain on foreclosed assets held for sale	(21)	(14)
Bank-owned life insurance income, net	(133)	(131)
Originations of loans held for sale	(14,187)	(7,181)
Proceeds from sales of loans held for sale	14,483	7,363
ESOP compensation expense	128	107
Contribution of stock to the Foundation	—	3,148
Changes in
Accrued interest receivable	177	65
Other assets	213	878
Accrued interest payable	(1)	(82)
Post-retirement benefit obligation	29	41
Other liabilities	(522)	(284)

Net cash provided by operating activities	2,367	3,130

Investing Activities
Purchases of available-for-sale securities	(102,440)	(103,055)
Proceeds from the sales of available-for-sale securities	106,862	68,270
Proceeds from maturities and pay-downs of available-for-sale securities	15,386	29,469
Net change in loans	(26,450)	(8,748)
Purchase of FHLB stock	(900)	(754)
Purchase of premises and equipment	(246)	(484)
Proceeds from sale of foreclosed assets	236	441

Net cash used in investing activities	(7,552)	(14,861)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	3,617	(107,035)
Net increase (decrease) in certificates of deposit, including brokered certificates	6,488	(4,673)
Net increase in advances from borrowers for taxes and insurance	123	133
Proceeds from Federal Home Loan Bank advances	329,000	300,000
Repayments of Federal Home Loan Bank advances	(328,500)	(262,000)
Proceeds from issuance of common stock, net of costs	—	43,240
Stock issuance from Employee Stock Ownership Plan purchase	—	(3,849)
Stock purchase per stock repurchase plan	(2,392)	—

Net cash provided by (used in) financing activities	8,336	(34,184)

Net Increase (Decrease) in Cash and Cash Equivalents	3,151	(45,915)
Cash and Cash Equivalents, Beginning of Period	8,193	60,506

Cash and Cash Equivalents, End of Period	$11,344	$14,591

Supplemental Cash Flows Information
Interest paid	$1,587	$2,101
Income taxes paid, net of refunds	$1,254	$933
Foreclosed assets acquired in settlement of loans	$39	$504
Supplemental disclosure of noncash financing activities

With the initial public offering in July 2011, the Company loaned $3,849 to the Employee Stock Ownership Plan, which was used to acquire 384,900 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets. Payments on the loan in the six months ended December 31, 2012, were $66 which included $36 in principal and $30 in interest. In addition, the Company donated 314,755 shares valued at $3,148 to a charitable foundation in the six months ended December 31, 2011.

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

During the six months ended December 31, 2012, a stock repurchase plan was adopted whereby the company may repurchase up to 240,563 shares of its common stock, or approximately 5% of the current outstanding shares. As shares are repurchased, the Company will treat them as shares repurchased for constructive retirement (although such shares may be reissued), and the excess of purchase price over par value will be charged entirely to retained earnings in recognition of the fact that that the Company may always capitalize or allocate retained earnings for such purposes.

At the annual meeting on November 19, 2012, the IF Bancorp, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by stockholders. The purpose of the Equity Incentive Plan is to promote the long-term financial success of the Company and its Subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders. The Equity Incentive Plan authorizes the issuance or delivery to participants of up to 673,575 shares of the Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) is 481,125 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units is 192,450. No awards were made as of December 31, 2012.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2012 and June 30, 2012, and the results of its operations for the three month and six month periods ended December 31, 2012 and 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The results of operations for the three month and six month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

In accordance with applicable regulations, at the time of the Conversion the Association substantially restricted its retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Association after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Association, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Association may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Note 3:	New Accounting Pronouncements

Recent and Future Accounting Requirements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company is assessing the impact of ASU 2011-11 on its disclosures.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, FASB issued ASU No. 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 was effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The effect of applying this standard is reflected in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 was effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early application by public entities was not permitted. The effect of applying this standard is reflected in Note 11 – Fair Value Measurements.

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

A summary of ESOP shares at December 31, 2012 and June 30, 2012 are as follows (dollars in thousands):

	December 31, 2012	June 30, 2012
Allocated shares	19,245	—
Shares committed for release	9,622	19,245
Unearned shares	356,033	365,655

Total ESOP shares	384,900	384,900

Fair value of unearned ESOP shares (1)	$4,913	$4,841

(1)	Based on closing price of $13.80 and $13.24 per share on December 31, 2012, and June 30, 2012, respectively.

Note 5:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2012 and 2011. Earnings per share data for the six months ended December 31, 2011 is from the date of conversion on July 7, 2011, to December 31, 2011 since there were no outstanding shares of common stock until that date. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Net income (loss)	$709	$1,024	$1,842	$(351)

Basic weighted average shares outstanding	4,704,920	4,811,255	4,757,591	4,811,255
Less: Average unallocated ESOP shares	(358,438)	(380,037)	(360,844)	(382,442)

Basic average shares outstanding	4,346,482	4,431,218	4,396,747	4,428,813

Basic and diluted earnings (loss) per common share	$.16	$.23	$.42	$(.08)

There were no potential dilutive common shares for the periods presented. There were no common shares outstanding prior to July 7, 2011.

A stock repurchase program was adopted on September 12, 2012. Under the repurchase program, the Company may repurchase up to 240,563 shares of its common stock, or approximately 5% of the then current outstanding shares. As of December 31, 2012, 176,552 shares were repurchased at an average price of $13.54 per share, and the maximum number of shares that may yet be purchased under the plan was 64,011.

Note 6:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2012:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$122,038	$5,279	$—	$127,317
Mortgage-backed:
GSE – residential	69,106	2,331	(16)	71,421
State and political subdivisions	3,948	244	(16)	4,176

	$195,092	$7,854	$(32)	$202,914

June 30, 2012:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$155,124	$5,834	$—	$160,958
Mortgage-backed:
GSE – residential	56,601	2,268	(2)	58,867
State and political subdivisions	3,221	260	—	3,481

	$214,946	$8,362	$(2)	$223,306

With the exception of U.S. Government, federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $122,038,000 and $69,106,000, respectively, and a market value of approximately $127,317,000 and $71,421,000, respectively, at December 31, 2012, the Company held no securities at December 31, 2012 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at December 31, 2012, and June 30, 2012 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value

Within one year	$993	$1,006
One to five years	59,818	64,403
Five to ten years	65,111	66,014
After ten years	64	70

	125,986	131,493
Mortgage-backed securities	69,106	71,421

Totals	$195,092	$202,914

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $55,807,000 and $56,298,000 as of December 31, 2012 and June 30, 2012, respectively.

Gross gains of $571,000 and $299,000, and gross losses of $2,000 and $9,000, resulting from sales of available-for-sale securities were realized for the six month periods ended December 31, 2012 and 2011, respectively. The tax provision applicable to these net realized gains amounted to approximately $228,000 and $116,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at December 31, 2012 was $5,191,000, which is approximately 2.6% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Management believes the declines in fair value for these securities are temporary.

The following tables show the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and June 30, 2012:

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale Securities:
Mortgage-backed: GSE residential	$4,144	$(16)	$—	$—	$4,144	$(16)
State and political subdivisions	1,047	(16)	—	—	1,047	(16)

Total temporarily impaired securities	$5,191	$(32)	$—	$—	$5,191	$(32)

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale Securities:
Mortgage-backed:
GSE residential	$2,069	$(2)	$—	$—	$2,069	$(2)

Total temporarily impaired securities	$2,069	$(2)	$—	$—	$2,069	$(2)

The unrealized losses on the Company’s investments were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Note 7:	Loans and Allowance for Loan Losses

Classes of loans include:

	December 31, 2012	June 30, 2012

Real estate loans:
One-to four-family, including home equity loans	$145,544	$147,686
Multi-family	49,865	38,547
Commercial	58,633	32,925
Home equity lines of credit	8,543	8,994
Construction	3,735	8,396
Commercial	12,484	13,917
Consumer	10,852	13,578

Total loans	289,656	264,043

Less:
Unearned fees and discounts, net	76	63
Loans in process	801	1,539
Allowance for loan losses	3,965	3,531

Loans, net	$284,814	$258,910

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s principal lending activity is the origination of one-to four-family residential mortgage loans but also includes multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion and Iroquois, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one-to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one-to four-family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $150,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one-to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans or $750,000 for individual loans, and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, the President, and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.

The Company conducts internal loan reviews that validate the loans against the Company’s loan policy quarterly for mortgage, consumer, and small commercial loans on a sample basis, and all larger commercial loans on an annual basis. The Company also receives independent loan reviews performed by a third party on larger commercial loans to be performed annually. In addition to compliance with our policy, the third party loan review process reviews the risk assessments made by our credit department, lenders and loan committees. Results of these reviews are presented to management and the Board of Directors.

The Company’s lending can be summarized into six primary areas; one-to four-family residential mortgage loans, commercial real estate and multi-family real estate loans, home equity lines of credits, real estate construction, commercial business loans, and consumer loans.

One-to four-family Residential Mortgage Loans

The Company offers one-to four-family residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. In recent years there has been an increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, the Company has sold a substantial portion of the fixed-rate one-to four-family residential mortgage loans with terms of 15 years or greater. Generally, the Company retains fixed-rate one-to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans originated in recent years due to the favorable long-term rates for borrower.

In addition, the Company also offers home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria used to underwrite one-to four-family residential mortgage loans.

As one-to four-family residential mortgage and home equity loan underwriting are subject to specific regulations, the Company typically underwrites its one-to four-family residential mortgage and home equity loans to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income ratio and credit history of the borrower.

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

Home Equity Lines of Credit

In addition to traditional one-to four-family residential mortgage loans and home equity loans, the Company offers home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria used to underwrite one-to four-family residential mortgage loans. As home equity lines of credit underwriting is subject to specific regulations, the Company typically underwrites its home equity lines of credit to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income ratio and credit history of the borrower.

Commercial Business Loans

The Company originates commercial non-mortgage business (term) loans and lines of credit. These loans are generally originated to small- and medium-sized companies in the Company’s primary market area. Commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. The Company also offers agriculture loans that are not secured by real estate.

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

Real Estate Construction Loans

The Company originates construction loans for one-to four-family residential properties and commercial real estate properties, including multi-family properties. The Company generally requires that a commitment for permanent financing be in place prior to closing the construction loan. The repayment of these loans is typically through permanent financing following completion of the construction. Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.

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

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $108,498,000 and $71,472,000 as of December 31, 2012 and June 30, 2012, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

The Company’s loans receivable included purchased loans of $16,878,000 and $17,248,000 at December 31, 2012 and June 30, 2012, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $27,861,000 and $16,229,000 at December 31, 2012 and June 30, 2012, respectively, of which $9,825,000 and $7,300,000, at December 31, 2012 and June 30, 2012 were outside our primary market area. The Company purchased $19,918,000 of new commercial participations during the quarter ended December 31, 2012 related to four borrowers. These participation loans are secured by real estate and other business assets.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and six month periods ended December 31, 2012 and 2011 and the year ended June 30, 2012:

	Three Months Ended December 31, 2012
	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,939	$694	$416	$99
Provision charged to expense	80	118	150	13
Losses charged off	(35)	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,985	$812	$566	$112

Ending balance: individually evaluated for impairment	$687	$231	$48	$35

Ending balance: collectively evaluated for impairment	$1,298	$581	$518	$77

Loans:

Ending balance	$145,544	$49,865	$58,633	$8,543

Ending balance: individually evaluated for impairment	$3,900	$1,708	$109	$55

Ending balance: collectively evaluated for impairment	$141,644	$48,157	$58,524	$8,488

	Three Months Ended December 31, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$22	$336	$138	$28	$3,672
Provision charged to expense	4	15	34	(9)	405
Losses charged off	—	(50)	(29)	—	(114)
Recoveries	—	—	1	—	2

Balance, end of period	$26	$301	$144	$19	$3,965

Ending balance: individually evaluated for impairment	$—	$6	$53	$—	$1,060

Ending balance: collectively evaluated for impairment	$26	$295	$91	$19	$2,905

Loans:

Ending balance	$3,735	$12,484	$10,852	$—	$289,656

Ending balance: individually evaluated for impairment	$—	$41	$112	$—	$5,925

Ending balance: collectively evaluated for impairment	$3,735	$12,443	$10,740	$—	$283,731

	Six Months Ended December 31, 2012
	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,940	$679	$245	$81
Provision charged to expense	39	133	321	31
Losses charged off	(35)	—	—	—
Recoveries	41	—	—	—

Balance, end of period	$1,985	$812	$566	$112

Ending balance: individually evaluated for impairment	$687	$231	$48	$35

Ending balance: collectively evaluated for impairment	$1,298	$581	$518	$77

Loans:

Ending balance	$145,544	$49,865	$58,633	$8,543

Ending balance: individually evaluated for impairment	$3,900	$1,708	$109	$55

Ending balance: collectively evaluated for impairment	$141,644	$48,157	$58,524	$8,488

	Six Months Ended December 31, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$78	$347	$139	$22	$3,531
Provision charged to expense	(52)	4	34	(3)	507
Losses charged off	—	(50)	(32)	—	(117)
Recoveries	—	—	3	—	44

Balance, end of period	$26	$301	$144	$19	$3,965

Ending balance: individually evaluated for impairment	$—	$6	$53	$—	$1,060

Ending balance: collectively evaluated for impairment	$26	$295	$91	$19	$2,905

Loans:

Ending balance	$3,735	$12,484	$10,852	$—	$289,656

Ending balance: individually evaluated for impairment	$—	$41	$112	$—	$5,925

Ending balance: collectively evaluated for impairment	$3,735	$12,443	$10,740	$—	$283,731

	Year Ended June 30, 2012 Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,987	$250	$232	$120
Provision charged to expense	533	429	61	(4)
Losses charged off	(651)	—	(48)	(35)
Recoveries	71	—	—	—

Balance, end of year	$1,940	$679	$245	$81

Ending balance: individually evaluated for impairment	$684	$253	$49	$—

Ending balance: collectively evaluated for impairment	$1,256	$426	$196	$81

Loans:
Ending balance	$147,686	$38,547	$32,925	$8,994

Ending balance: individually evaluated for impairment	$3,778	$1,478	$95	$—

Ending balance: collectively evaluated for impairment	$143,908	$37,069	$32,830	$8,994

	Year Ended June 30, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$30	$352	$169	$9	$3,149
Provision charged to expense	48	24	21	13	1,125
Losses charged off	—	(29)	(88)	—	(851)
Recoveries	—	—	37	—	108

Balance, end of year	$78	$347	$139	$22	$3,531

Ending balance: individually evaluated for impairment	$—	$1	$41	$—	$1,028

Ending balance: collectively evaluated for impairment	$78	$346	$98	$22	$2,503

Loans:
Ending balance	$8,396	$13,917	$13,578	$—	$264,043

Ending balance: individually evaluated for impairment	$—	$2	$113	$—	$5,466

Ending balance: collectively evaluated for impairment	$8,396	$13,915	$13,465	$—	$258,577

	Three Months Ended December 31, 2011
	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,852	$270	$228	$114
Provision charged to expense	30	50	55	(19)
Losses charged off	(62)	—	(49)	—
Recoveries	7	—	—	—

Balance, end of year	$1,827	$320	$234	$95

Ending balance: individually evaluated for impairment	$641	$16	$56	$9

Ending balance: collectively evaluated for impairment	$1,186	$304	$178	$86

Loans:
Ending balance	$148,056	$30,482	$30,052	$9,632

Ending balance: individually evaluated for impairment	$4,967	$1,556	$101	$37

Ending balance: collectively evaluated for impairment	$143,089	$28,926	$29,951	$9,595

	Three Months Ended December 31, 2011 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$39	$315	$190	$12	$3,020
Provision charged to expense	8	68	(4)	7	195
Losses charged off	—	—	(32)	—	(143)
Recoveries	—	—	29	—	36

Balance, end of year	$47	$383	$183	$19	$3,108

Ending balance: individually evaluated for impairment	$—	$23	$64	$—	$809

Ending balance: collectively evaluated for impairment	$47	$360	$119	$19	$2,299

Loans:
Ending balance	$5,017	$13,535	$14,865	$—	$251,639

Ending balance: individually evaluated for impairment	$—	$39	$177	$—	$6,877

Ending balance: collectively evaluated for impairment	$5,017	$13,496	$14,688	$—	$244,763

	Six Months Ended December 31, 2011
	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,987	$250	$232	$120
Provision charged to expense	137	70	51	(25)
Losses charged off	(324)	—	(49)	—
Recoveries	27	—	—	—

Balance, end of year	$1,827	$320	$234	$95

Ending balance: individually evaluated for impairment	$641	$16	$56	$9

Ending balance: collectively evaluated for impairment	$1,186	$304	$178	$86

Loans:
Ending balance	$148,056	$30,482	$30,052	$9,632

Ending balance: individually evaluated for impairment	$4,967	$1,556	$101	$37

Ending balance: collectively evaluated for impairment	$143,089	$28,926	$29,951	$9,595

	Six Months Ended December 31, 2011 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$30	$352	$169	$9	$3,149
Provision charged to expense	17	31	43	10	334
Losses charged off	—	—	(60)	—	(433)
Recoveries	—	—	31	—	58

Balance, end of year	$47	$383	$183	$19	$3,108

Ending balance: individually evaluated for impairment	$—	$23	$64	$—	$809

Ending balance: collectively evaluated for impairment	$47	$360	$119	$19	$2,299

Loans:
Ending balance	$5,017	$13,535	$14,865	$—	$251,639

Ending balance: individually evaluated for impairment	$—	$39	$177	$—	$6,877

Ending balance: collectively evaluated for impairment	$5,017	$13,496	$14,688	$—	$244,763

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

Because of the recent added concern based on the overall condition of the real estate market and in particular how the market is affecting the Junior Lien and Home Equity Lines of Credit (HELOC) loan portfolios, as with all portfolios, the Company has reviewed these two portfolios to determine the adequacy of the allowance. The Company notes that Junior Lien loans are one-to four-family loans that are in a subordinate lien position, and can be subordinate to either a Company first lien or another institution first lien and all are fully amortizing loans. HELOC loans were initially underwritten to ensure adequate cash flow to make payments even under stressed conditions. Based on review of the HELOC portfolio, $2.4 million had initial combined loan to value ratios of between 81% and 90%. The present allowance calculation includes 0.53% of qualitative factors to address added concerns, above a weighted average loss factor of 0.37%.

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

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Residential One-to Four-Family and Equity Lines of Credit Real Estate: The residential one-to four-family real estate loans are generally secured by owner-occupied one-to four-family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Commercial and Multi-family Real Estate: Commercial and multi-family real estate loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s market areas.

Construction Real Estate: Construction real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s market areas.

Commercial: The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

Consumer: The consumer loan portfolio consists of various term loans such as automobile loans and loans for other personal purposes. Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Company’s market area) and the creditworthiness of a borrower.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

December 31, 2012:
Pass	$139,674	$47,917	$58,000	$8,488	$3,735	$11,102	$10,734	$279,650
Watch	1,084	185	387	—	—	1,109	3	2,768
Substandard	4,786	1,763	246	55	—	273	115	7,238
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$145,544	$49,865	$58,633	$8,543	$3,735	$12,484	$10,852	$289,656

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2012:
Pass	$143,180	$37,069	$32,830	$8,986	$8,396	$12,739	$13,465	$256,665
Watch	612	—	—	—	—	1,176	—	1,788
Substandard	3,894	1,478	95	8	—	2	113	5,590
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$147,686	$38,547	$32,925	$8,994	$8,396	$13,917	$13,578	$264,043

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

December 31, 2012:
Real estate loans:
One-to four-family	$2,770	$860	$3,054	$6,684	$138,860	$145,544	$747
Multi-family	—	—	—	—	49,865	49,865	—
Commercial	40	—	—	40	58,593	58,633	—
Home equity lines of credit	480	12	55	547	7,996	8,543	—
Construction	—	—	—	—	3,735	3,735	—
Commercial	14	7	—	21	12,463	12,484	—
Consumer	186	35	68	289	10,563	10,852	3

Total	$3,490	$914	$3,177	$7,581	$282,075	$289,656	$750

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

June 30, 2012:
Real estate loans:
One-to four-family	$2,290	$1,057	$1,949	$5,296	$142,390	$147,686	$—
Multi-family	—	—	—	—	38,547	38,547	—
Commercial	176	—	—	176	32,749	32,925	—
Home equity lines of credit	75	57	7	139	8,855	8,994	—
Construction	—	—	—	—	8,396	8,396	—
Commercial	28	11	—	39	13,878	13,917	—
Consumer	185	23	40	248	13,330	13,578	—

Total	$2,754	$1,148	$1,996	$5,898	$258,145	$264,043	$—

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

Impairment is measured on a loan-by-loan basis by either the present value of the expected future cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Significantly restructured loans are considered impaired in determining the adequacy of the allowance for loan losses.

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $3.2 million in troubled debt restructurings that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended December 31, 2012			Six Months Ended December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

December 31, 2012 (Unaudited):
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$1,638	$1,638	$—	$1,643	$—	$—	$1,655	$—	$—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	2	2	—	2	—	—	2	—	—
Consumer	4	4	—	6	—	—	6	—	—

Loans with a specific valuation allowance
Real estate loans:
One-to-four family	2,262	2,262	687	2,280	—	1	2,297	1	3
Multi-family	1,708	1,708	231	1,727	—	—	1,745	1	3
Commercial	109	109	48	110	—	—	110	—	—
Home equity line of credit	55	55	35	55	—	—	56	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	40	40	6	41	—	—	41	—	1
Consumer	107	107	53	111	1	1	112	1	2
Total:
Real estate loans:
One-to-four family	3,900	3,900	687	3,923	—	1	3,952	1	3
Multi-family	1,708	1,708	231	1,727	—	—	1,745	1	3
Commercial	109	109	48	110	—	—	110	—	—
Home equity line of credit	55	55	35	55	—	—	56	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	41	41	6	43	—	—	43	—	1
Consumer	112	112	53	117	1	1	118	1	2

	$5,925	$5,925	$1,060	$5,975	$1	$2	$6,024	$3	$9

				Year Ended June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

June 30, 2012:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$1,563	$1,563	$—	$1,573	$4	$5
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	14	14	—	17	1	1

Loans with a specific allowance
Real estate loans:
One-to four-family	2,215	2,215	684	2,259	25	32
Multi-family	1,478	1,478	253	1,495	23	32
Commercial	95	95	49	98	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	2	2	1	3	—	—
Consumer	99	99	41	113	3	4

Total:
Real estate loans:
One-to four-family	3,778	3,778	684	3,832	29	37
Multi-family	1,478	1,478	253	1,495	23	32
Commercial	95	95	49	98	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	2	2	1	3	—	—
Consumer	113	113	41	130	4	5

	$5,466	$5,466	$1,028	$5,558	$56	$74

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Mortgages on real estate:
One-to four-family	$3,896	$3,667
Multi-family	1,708	1,477
Commercial	109	95
Home equity lines of credit	55	—
Construction loans	—	—
Commercial business loans	41	2
Consumer loans	112	113

Total	$5,921	$5,354

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDR”) which were classified as impaired, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired at the time of restructuring and may be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of a least six months, and typically are returned to performing status after twelve months, unless impairment still exists.

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

The following table presents the recorded balance, at original cost, of troubled debt restructurings. Three one-to four-family TDRs totaling $324,000 were not performing as of December 31, 2012, while two one-to four-family TDRs totaling $368,000 were not performing according to the terms of the restructuring, as of June 30, 2012. As of December 31, 2012 all loans listed were on nonaccrual except for seven, one- to four-family residential loans totaling $423,000. All loans listed as of June 30, 2012 were on nonaccrual except for four, one-to four-family residential loans totaling $310,000.

	December 31, 2012	June 30, 2012
Real estate loans
One-to four-family	$2,066	$2,146
Home equity lines of credit	—	—
Multi-family	1,416	1,478
Commercial	91	95

Total real estate loans	3,573	3,719

Construction	—	—
Commercial and industrial	41	2
Consumer loans	20	32

Total	$3,634	$3,753

During the six month period ended December 31, 2012, the Company modified three commercial loans totaling $41,000 as troubled debt restructurings.

During the year ended June 30, 2012, the Company modified 13 one-to four-family residential real estate loans, with a recorded investment of $949,000, one multi-family residential real estate loan with a recorded investment of $1.5 million, and one consumer auto loan with a recorded investment of $8,000.

During the six month period ended December 31, 2011, the Company modified 13 one-to four-family residential real estate loans, with a recorded investment of $1.1 million, and one multi-family residential real estate loan with a recorded investment of $1.6 million.

The Company has 3 TDRs, all of which were one-to four-family residential loans totaling $324,000, that were in default as of December 31, 2012, and were restructured in prior periods. Two of these loans are currently in foreclosure. The Company had two TDRs, both one-to four-family residential loans totaling $368,000, that were in default as of June 30, 2012, and were restructured in the prior years. Both loans were in foreclosure at June 30, 2012.

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

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,075,000 and $4,175,000 of Federal Home Loan Bank stock as of December 31, 2012 and June 30, 2012 respectively.

The FHLB provides liquidity and funding through advances and the increase in Federal Home Loan Bank stock allowed the Company to increase borrowing capacity of Federal Home Loan Bank advances. In the calendar year 2012, first, second and third quarter dividends were paid at an annualized rate of 25, 30, and 35 basis points, respectively. Management performed an analysis as of December 31, 2012 and June 30, 2012 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 9:	Comprehensive Income

Other comprehensive income (loss) components and related taxes were as follows:

	Six Months Ended December 31,
	2012	2011

Net unrealized gains on securities available for sale	$29	$4,256

Less reclassification adjustment for realized gains included in income	568	290

	(539)	3,965

Postretirement health plan
Amortization of transition obligation	16	17
Amortization of prior service cost	(24)	(24)
Change in net loss	(60)	(91)

	(68)	(98)

Other comprehensive income, before tax effect	(607)	3,868
Less tax expense	(230)	1,473

Other comprehensive income (loss)	$(377)	$2,395

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31, 2012	June 30, 2012

Net unrealized gains on securities available for sale	$7,821	$8,360
Net unrealized postretirement health benefit plan obligations	(110)	(42)

	7,711	8,318
Tax effect	(2,930)	(3,160)

Total	$4,781	$5,158

Note 10:	Income Taxes

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Computed at the statutory rate (34%)	$363	$550	$969	$(235)
Decrease resulting from
Tax exempt interest	(4)	(14)	(9)	(27)
Cash surrender value of life insurance	(23)	(23)	(45)	(45)
State income taxes	53	52	174	(22)
Other	(29)	31	(82)	(10)

Actual expense (benefit)	$360	$596	$1,007	$(339)

The Company established a charitable foundation at the time of its mutual-to-stock conversion and donated to it shares of common stock equal to 7% of the shares sold in the offering, or 314,755 shares. The donated shares were valued at $3,147,550 ($10.00 per share) at the time of conversion. The Association also contributed $450,000 in cash to the Foundation. The $3,147,550 and the $450,000 cash donation, or a total of $3,597,550 was expensed during the six month period ended December 31, 2011. The Company established a deferred tax asset associated with this charitable contribution. No valuation allowance was deemed necessary as it appears the Company will be able to deduct the contribution, which is subject to limitations each year, during the initial year ended June 30, 2012 and the five year carry forward period.

Note 11:	Disclosures About Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

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

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and June 30, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Available-for-sale securities:
US Government and federal agency	$127,317	$—	$127,317	$—
Mortgage-backed securities – GSE residential	71,421	—	71,421	—
State and political subdivisions	4,176	—	4,176	—

Mortgage servicing rights	356	—	—	356

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Available-for-sale securities:
US Government and federal agency	$160,958	$—	$160,958	$—
Mortgage-backed securities – GSE residential	58,867	—	58,867	—
State and political subdivisions	3,481	—	3,481	—

Mortgage servicing rights	329	—	—	329

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2012. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of December 31, 2012 or June 30, 2012. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE – residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of December 31, 2012 or June 30, 2012.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2012	$329

Total realized and unrealized gains and losses included in net income	(20)
Servicing rights that result from asset transfers	82
Payments received and loans refinanced	(35)

Balance, December 31, 2012	$356

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(20)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and June 30, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:

Impaired loans (collateral-dependent)	$512	$—	$—	$512

June 30, 2012:

Impaired loans (collateral-dependent)	$2,438	$—	$—	$2,438
Foreclosed assets	279	—	—	279

The following table presents losses recognized on assets measured on a non-recurring basis for the three months and six months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Impaired loans (collateral-dependent)	$(25,000)	$(61,000)	$(41,000)	$(146,000)
Foreclosed and repossessed assets held for sale	—	(2,000)	—	(2,000)

Total losses on assets measured on a non-recurring basis	$(25,000)	$(63,000)	$(41,000)	$(148,000)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2012 and June 30, 2012.

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$356	Discounted cash flow	Discount rate	10.5% – 11.5% (10.5%)

			Constant prepayment rate	18.9% – 24.5% (23.1%)

			Probability of default	.29% – .32% (.32%)

Collateral-dependent impaired loans	512	Market comparable properties	Marketability discount	0% – 24% (16%)

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$329	Discounted cash flow	Discount rate	10.5% –11.5% (10.5%)

			Constant prepayment rate	16.9% –22.4% (21.0%)

			Probability of default	.29% – .32% (.32%)

Collateral-dependent impaired loans	2,438	Market comparable properties	Marketability discount	0% – 24% (15%)

Foreclosed assets	279	Market comparable properties	Comparability adjustments (%)	12% – 24% (19%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and June 30, 2012.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012:
Financial assets
Cash and cash equivalents	$11,344	$11,344	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	284,814	—	—	291,882
Federal Home Loan Bank stock	5,075	—	5,075	—
Accrued interest receivable	1,684	—	1,684	—

Financial liabilities
Deposits	354,590	—	147,410	207,180
Federal Home Loan Bank advances	75,500	—	77,827	—
Advances from borrowers for taxes and insurance	1,078	—	1,078	—
Accrued interest payable	42	—	42	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans, net of allowance for loan losses	$291,882	Discounted cash flow	Current rate sheets	1.5% –11.9% (4.4%)

Deposits	207,180	Discounted cash flow	Current rate sheets	0.3% – 1.3% (0.8%)

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012:
Financial assets
Cash and cash equivalents	$8,193	$8,193	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	258,910	—	—	262,954
Federal Home Loan Bank stock	4,175	—	4,175	—
Accrued interest receivable	1,861	—	1,861	—

Financial liabilities
Deposits	344,485	—	144,293	200,893
Federal Home Loan Bank advances	75,000	—	74,496	—
Advances from borrowers for taxes and insurance	955	—	955	—
Accrued interest payable	43	—	43	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans, net of allowance for loan losses	$262,954	Discounted cash flow	Current rate sheets	1.5% – 11.9% (4.4%)

Deposits	200,893	Discounted cash flow	Current rate sheets	0.3% – 1.3% (0.8%)

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) decreased to 2.77% for the six months ended December 31, 2012 from 2.89% for the six months ended December 31, 2011. An increase in interest-earning assets contributed to an increase in net interest income to $7.1 million for the six months ended December 31, 2012 from $7.0 million for the six months ended December 31, 2011.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $7.8 million or 1.5% of total assets at December 31, 2012, and $6.6 million, or 1.3% of total assets at June 30, 2012.

At December 31, 2012, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2012 was $1.8 million, compared to a net loss of $351,000 for the six months ended December 31, 2011. The increase in net income was due to a decrease in noninterest expense, which occurred because the six months ended December 31, 2011 included a $3.6 million contribution to our newly established charitable foundation, an increase in noninterest income and a decrease in interest expense, partially offset by a decrease in interest income and an increase in the provision for loan losses.

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended December 31, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Critical Accounting Policies

We define critical accounting policies as those policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income. We consider the following to be our critical accounting policies.

Allowance for Loan Losses. We believe that the allowance for loan losses and related provision for loan losses are particularly susceptible to change in the near term, due to changes in credit quality which are evidenced by trends in charge-offs and in the volume and severity of past due loans. In addition, our portfolio is comprised of a substantial amount of commercial real estate loans which generally have greater credit risk than one-to four-family residential mortgage and consumer loans because these loans generally have larger principal balances and are non-homogenous.

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

Comparison of Financial Condition at December 31, 2012 and June 30, 2012

Total assets increased $9.4 million, or 1.8%, to $520.7 million at December 31, 2012 from $511.3 million at June 30, 2012. The increase was primarily due to a $25.9 million increase in net loans and a $3.2 million increase in cash and cash equivalents, partially offset by a decrease of $20.4 million in investment securities.

Net loans receivable, including loans held for sale, increased by $25.9 million, or 10.0%, to $284.8 million at December 31, 2012 from $258.9 million at June 30, 2012. The increase in net loans receivable during this period was due primarily to a $25.7 million, or 78.1%, increase in commercial real estate loans and an $11.3 million or 29.4% increase in multi-family loans. These increases were partially offset by a decrease of $4.7 million, or 55.5% in construction loans, a decrease of $2.7 million, or 20.1% in consumer loans, a decrease of $2.1 million, or 1.5% in one- to four-family loans, a decrease of $1.4 million, or 10.3% in commercial business loans, and a decrease of $451,000, or 5.0% in home equity lines of credit.

Investment securities, consisting entirely of securities available for sale, decreased $20.4 million, or 9.1%, to $202.9 million at December 31, 2012 from $223.3 million at June 30, 2012. This decrease was a result of security sales to reposition our investment portfolio and to fund loans. Purchased investment securities, consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage backed securities with terms of 15 years, all of which are held as available for sale. We had no securities held to maturity at December 31, 2012 or June 30, 2012.

As of December 31, 2012, Federal Home Loan Bank stock increased $900,000 to $5.1 million, interest receivable decreased $177,000 to $1.7 million, foreclosed assets held for sale (other than real estate owned) decreased $176,000 to $1.1 million and other assets decreased $213,000 to $975,000 from the respective balances as of June 30, 2012. Federal Home Loan Bank stock increased due to stock purchases to support fluctuations in Federal Home Loan Bank advances as we repositioned our investment portfolio. The decrease in interest receivable is primarily due to a decrease in interest receivable on investments, the decrease in other real estate owned is due to the sale of other real estate owned, and the decrease in other assets resulted from a decrease in prepaid insurance due to the timing of multi-year premiums and also from a decrease in accounts receivable general due to the receipt of a receivable that was outstanding as of June 30, 2012.

At December 31, 2012, our investment in bank-owned life insurance was $7.6 million, an increase of $133,000 from $7.5 million at June 30, 2012. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $15.4 million at December 31, 2012.

Deposits increased $10.1 million, or 2.9%, to $354.6 million at December 31, 2012 from $344.5 million at June 30, 2012. Certificates of deposit, excluding brokered certificates of deposit, decreased $3.6 million, or 1.9%, to $185.0 million, savings, NOW, and money market accounts decreased $8.2 million, or 6.2%, to $125.5 million, brokered certificates of deposit increased $10.1 million, or 88.1%, to $21.6 million, and noninterest bearing demand accounts increased $11.9 million, or 111.8%, to $22.5 million. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $500,000, or 0.7%, to $75.5 million at December 31, 2012 from $75.0 million at June 30, 2012. We increased our borrowings slightly to fund loans, replace deposit outflow, and purchase investment securities as we reposition our portfolio in anticipation of securities being called over the next several months. Current interest rates on borrowings are more favorable than rates paid on deposits.

Other liabilities decreased $522,000, or 27.7%, to $1.4 million at December 31, 2012 from $1.9 million on June 30, 2012. The decrease was attributable to a general decrease in accounts payable and accrued expenses payable due to timing of payments.

Total equity decreased $799,000, or 0.9%, to $85.9 million at December 31, 2012 from $86.6 million at June 30, 2012. Equity decreased due to a decrease in unrealized gains on securities available for sale of $377,000 and the repurchase of 176,552 shares of common stock at an aggregate cost of approximately $2.4 million, partially offset by a net income of $1.8 million. The decrease in unrealized gains on securities available for sale was due to a $20.4 million decrease in our available-for-sale securities (which included a $507,000 gain on sale of securities included in income). A stock repurchase program was adopted during the quarter ended September 30, 2012, which authorized the company to repurchase up to 240,563 shares of its common stock, or approximately 5% of the current outstanding shares. As of December 31, 2012, 176,552 shares were repurchased, leaving the maximum number of shares that may yet be purchased under the plan at 64,011.

Comparison of Operating Results for the Six Months Ended December 31, 2012 and 2011

General. Net income increased $2.2 million to $1.8 million net income for the six months ended December 31, 2012 from a $351,000 net loss for the six months ended December 31, 2011. The increase was primarily due to a decrease in noninterest expense, which occurred because the six months ended December 31, 2011 included a $3.6 million contribution to our newly established charitable foundation, an increase in noninterest income and a decrease in interest expense, partially offset by a decrease in interest and dividend income and an increase in the provision for loan losses.

Net Interest Income. Net interest income increased by $160,000, or 2.3%, to $7.1 million for the six months ended December 31, 2012 from $7.0 million for the six months ended December 31, 2011. The increase was due to a decrease of $433,000 in interest expense, partially offset by a decrease of $273,000 in interest and dividend income. The increase in net interest income was primarily the result of lower rates paid on certificates of deposit. We had a $35.7 million, or 7.8% increase in the average balance of interest earning assets, partially offset by a $29.0 million, or 7.0% increase in average balance of interest bearing liabilities. We also had a decrease in our interest rate spread by 12 basis points to 2.77% for the six months ended December 31, 2012 compared to 2.89% for the six months ended December 31, 2011, and a decrease in our net interest margin by 15 basis points to 2.90% for the six months ended December 31, 2012 compared to 3.05% for the six months ended December 31, 2011.

Interest and Dividend Income. Interest and dividend income decreased $273,000, or 3.0%, to $8.7 million for the six months ended December 31, 2012 from $9.0 million for the six months ended December 31, 2011. The decrease in interest income was primarily due to decreases in interest income on loans and securities. A decrease of $54,000 in interest on loans, which resulted from a 51 basis point, or 10.2% decrease in the average yield on loans from 4.99% to 4.48%, was partially offset by a $25.2 million, or 10.3% increase in the average balance of loans to $269.8 million for the six months ended December 31, 2012, from $244.6 million for the six months ended December 31, 2011. Interest on securities decreased $213,000, or 7.4%, as a $10.3 million increase in the average balance of securities to $212.2 at December 31, 2012 was more than offset by a 34 basis point decrease in the average yield on securities from 2.84% to 2.50%. The decrease in the average yield on loans and securities reflected a reduction in the current interest rates charged on loans originated and on securities purchased during the period versus the average rates on loans and securities in the portfolio in the prior period.

Interest Expense. Interest expense decreased $433,000, or 21.4%, to $1.6 million for the six months ended December 31, 2012 from $2.0 million for the six months ended December 31, 2011. The decrease was primarily due to lower market interest rates during the period.

Interest expense on interest-bearing deposits decreased by $430,000, or 27.5%, to $1.1 million for the six months ended December 31, 2012 from $1.6 million for the six months ended December 31, 2011. This decrease was primarily due to a decrease of 27 basis points in the average cost of interest-bearing deposits to 0.69% for the six months ended December 31, 2012 from 0.96% for the six months ended December 31, 2011. We experienced decreases in the average cost across all categories of interest-bearing deposits for the six months ended December 31, 2012, reflecting lower market interest rates as compared to the prior period. The decrease in average cost was partially offset by a $5.8 million, or 1.8%, increase in the average balance of interest-bearing deposits to $330.4 million for the six months ended December 31, 2012 from $324.6 million for the six months ended December 31, 2011.

Interest expense on borrowings decreased $3,000, or 0.7%, to $450,000 for the six months ended December 31, 2012 from $453,000 for the six months ended December 31, 2011. This decrease was due a 41 basis point decrease in the average cost of such borrowings to 1.07% for the six months ended December 31, 2012 from 1.48% for the six months ended December 31, 2011, largely offset by an increase in the average balance of borrowings to $84.4 million for the six months ended December 31, 2012 from $61.2 million for the six months ended December 31, 2011.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $507,000 for the six months ended December 31, 2012, compared to a provision for loan losses of $334,000 for the six months ended December 31, 2011. The allowance for loan losses was $4.0 million, or 1.37% of total loans, at December 31, 2012, compared to $3.1 million, or 1.23% of total loans, at December 31, 2011 and $3.5 million, or 1.34% of total loans, at June 30, 2012. Non-performing loans increased during the six month period ended December 31, 2012 mainly due to the addition of three relationships: one in the amount of $400,000 where the borrower has expressed financial difficulty but all loans were current at December 31, 2012; and, two home loans totaling $420,000 entering the foreclosure process. Although the loans were substantially collateralized, the first relationship accounted for an addition to the reserves of $68,000 while one of the two home loan relationships required $153,000 in additional reserves. During the six months ended December 31, 2012, a net charge-off of $73,000 was recorded while during the six months ended December 31, 2011, a net charge-off of $375,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Six Months Ended December 31, 2012	Year Ended June 30, 2012

Allowance to non-performing loans	59.44%	65.95%
Allowance to total loans outstanding at the end of the period	1.37%	1.34%
Net charge-offs to average total loans outstanding during the period, annualized	.05%	.30%
Total non-performing loans to total loans	2.31%	2.03%
Total non-performing assets to total assets	1.49%	1.30%

Noninterest Income. Noninterest income increased $629,000, or 34.3%, to $2.5 million for the six months ended December 31, 2012 compared to $1.8 million for the six months ended December 31, 2011. The increase was primarily due to increases in net realized gains on the sale of securities available for sale and mortgage banking income, partially offset by a decrease in customer service fees. For the six months ended December 31, 2012, net realized gains on the sale of securities available for sale increased from $290,000 to $568,000 and mortgage banking income increased from $81,000 to $323,000, while customer service fees decreased from $332,000 to $288,000. The increase in net realized gains on the sale of available-for-sale securities was due to the rate environment in the six months ended December 31, 2012, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the six months ended December 31, 2011. The increase in mortgage banking income was primarily due to an increase in mortgage servicing rights as a result of a higher balance of loans sold at December 31, 2012 compared to December 31, 2011. The decrease in customer service fees reflects fewer service fees and charges collected on deposit accounts.

Noninterest Expense. Noninterest expense decreased $2.9 million, or 31.9%, to $6.2 million for the six months ended December 31, 2012 from $9.2 million for the six months ended December 31, 2011. The largest components of this decrease were charitable contributions, which decreased $3.6 million, or 99.9%, and audit and examinations, which decreased $49,000, or 22.2%. The decrease in charitable contributions was a result of a donation of $3.6 million in stock and cash to fund our charitable foundation in the six months ended December 31, 2011. The decrease in audit and examinations was the result of increased costs associated with transitioning to a public company in the six months ended December 31, 2011. These decreases were partially offset by increases in compensation and benefits of $259,000, equipment expense of $134,000, and professional services of $41,000. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Increases in equipment expense were due to routine technology upgrades and expenses incurred to move our information technology department to a more secure and efficient location, while increases in professional services were a result of increased costs associated with operating as a public company.

Income Tax Expense (Benefit). We recorded a provision for income tax of $1.0 million for the six months ended December 31, 2012, compared to a benefit for income tax of ($339,000) for the six months ended December 31, 2011, reflecting effective tax rates of 35.3% and (49.1%), respectively. The increased tax rate for the six months ended December 31, 2012, was a result of a lower taxable income in the six months ended December 31, 2011, due to a contribution of $3.6 million to establish our charitable foundation, Iroquois Federal Foundation, Inc.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011

General. Net income decreased $315,000 to $709,000 net income for the three months ended December 31, 2012 from a $1.0 million net income for the three months ended December 31, 2011. The decrease was primarily due to increases in the provision for loan losses and noninterest expense, and a decrease in interest income, partially offset by a decrease in interest expense.

Net Interest Income. Net interest income remained at $3.5 million for the three months ended December 31, 2012 and for the three months ended December 31, 2011. The nearly identical net interest income in the two periods was a result of a decrease of $197,000 in interest expense offset by a decrease of $195,000 in interest and dividend income. We had a $31.3 million, or 6.7% increase in the average balance of interest earning assets, partially offset by a $22.2 million, or 5.7% increase in average balance of interest bearing liabilities. We also had a decrease in our interest rate spread by 17 basis points to 2.72% for the three months ended December 31, 2012 compared to 2.89% for the three months ended December 31, 2011, and a decrease in our net interest margin by 19 basis points to 2.85% for the three months ended December 31, 2012 compared to 3.04% for the three months ended December 31, 2011.

Interest and Dividend Income. Interest and dividend income decreased $195,000, or 4.3%, to $4.3 million for the three months ended December 31, 2012 from $4.5 million for the three months ended December 31, 2011. The decrease in interest and dividend income was primarily due to a $185,000 decrease in interest income on securities, which resulted from a 37 basis point, or 13.1% decrease in the average yield on securities from 2.82% to 2.45%, partially offset by a $2.0 million, or 1.0% increase in the average balance of securities to $210.4 million for the three months ended December 31, 2012, from $208.4 million for the three months ended December 31, 2011. Interest on loans decreased $13,000, or 0.4%, as a $31.3 million increase in the average balance of loans to $277.5 at December 31, 2012 was more than offset by a 57 basis point decrease in the average yield on securities from 4.93% to 4.36%. The decrease in the average yield on loans and securities reflected a reduction in the current interest rates charged on loans originated and on securities purchased during the period versus the average rates on loans and securities in the portfolio during the prior period.

Interest Expense. Interest expense decreased $197,000, or 20.0%, to $787,000 for the three months ended December 31, 2012 from $984,000 for the three months ended December 31, 2011. The decrease was primarily due to lower market interest rates during the period.

Interest expense on interest-bearing deposits decreased by $192,000, or 25.4%, to $565,000 for the three months ended December 31, 2012 from $757,000 for the three months ended December 31, 2011. This decrease was primarily due to a decrease of 25 basis points in the average cost of interest-bearing deposits to 0.68% for the three months ended December 31, 2012 from 0.93% for the three months ended December 31, 2011. We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended December 31, 2012, reflecting lower market interest rates as compared to the prior period. The decrease was partially offset by a $7.2 million, or 2.2%, increase in the average balance of interest-bearing deposits to $332.3 million for the three months ended December 31, 2012 from $325.1 million for the three months ended December 31, 2011.

Interest expense on borrowings decreased $5,000, or 2.2%, to $222,000 for the three months ended December 31, 2012 from $227,000 for the three months ended December 31, 2011. This decrease was due to a 27 basis point decrease in the average cost of such borrowings to 1.08% for the three months ended December 31, 2012 from 1.35% for the three months ended December 31, 2011, partially offset by an increase in the average balance of borrowings to $82.2 million for the three months ended December 31, 2012 from $67.2 million for the three months ended December 31, 2011.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $405,000 for the three months ended December 31, 2012, compared to a provision for loan losses of $195,000 for the three months ended December 31, 2011. During the three months ended December 31, 2012 and 2011, $112,000 and $107,000 in net charge-offs were recorded.

Noninterest Income. Noninterest income decreased $12,000, or 1.1%, remaining at $1.1 million for the three months ended December 31, 2012 and the three months ended December 31, 2011. The slight decrease was primarily due to decreases in net realized gains on the sale of securities available for sale and customer service fees, partially offset by increases in mortgage banking income and brokerage commissions. For the three months ended December 31, 2012, net realized gains on the sale of securities available for sale decreased from $240,000 to $95,000 and customer service fees decreased from $176,000 to $149,000, while mortgage banking income increased from $109,000 to $209,000, and brokerage commissions increased from $108,000 to $154,000. The decrease in net realized gains on the sale of available-for-sale securities was due to the rate environment in the three months ended December 31, 2011, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the three months ended December 31, 2012, and the decrease in number of service fees and charges collected on deposit accounts. The increase in mortgage banking income was primarily due to an increase in mortgage servicing rights as a result of a higher balance of loans sold at December 31, 2012 compared to December 31, 2011, while increase in brokerage commissions was due to an increase in the amount of financial services sold.

Noninterest Expense. Noninterest expense increased $331,000, or 11.8%, to $3.1 million for the three months ended December 31, 2012 from $2.8 million for the three months ended December 31, 2011. The largest components of this increase were compensation and benefits, which increased $138,000 or 7.9%, equipment expense, which increased $87,000 or 53.0%, net occupancy expenses, which increased $22,000 or 19.8% and other operating expense, which increased $65,000 or 24.4%. These increases were partially offset by decreases in audit and examination of $26,000 and deposit insurance premium of $9,000. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Increases in equipment expense were due to routine technology upgrades and expenses incurred to move our information technology department to a more secure and efficient location. Increase in net occupancy expenses was a result of increased office building repairs and maintenance and other operating expense increased due to an increase in loan expenses. The decrease in audit and examination was due to increased audit expenses in the three months ended December 31, 2011 as we transitioned to operating as a public company and the decrease in deposit insurance premium was a result of the new FDIC formula used to calculate this premium.

Income Tax Expense. We recorded a provision for income tax of $360,000 for the three months ended December 31, 2012, compared to a provision for income tax of $596,000 for the three months ended December 31, 2011, reflecting effective tax rates of 33.7% and 36.8%, respectively.

Asset Quality

At December 31, 2012, our non-accrual loans totaled $5.9 million, including $3.9 million in one-to four-family loans, $1.7 million in multi-family loans, $109,000 in commercial real estate loans, $55,000 in home equity lines of credit, $41,000 in commercial business loans and $112,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At December 31, 2012, we had $750,000 in loans delinquent 90 days or greater and still accruing interest, including 10 one-to four-family loans totaling $747,000 and 1 auto loan in the amount of $3,000.

At December 31, 2012, loans classified as substandard equaled $7.2 million. Loans classified as substandard consisted of $4.8 million in one-to four-family loans, $1.8 million in multi-family loans, $246,000 in commercial real estate loans, $55,000 in home equity lines of credit, $273,000 in commercial business loans and $115,000 in consumer loans. At December 31, 2012, no loans were classified as doubtful or loss.

At December 31, 2012, one-to four-family residential mortgage loans classified as substandard equal $4.8 million compared to $3.9 million at June 30, 2012. At December 31, 2012, watch assets consisted of $1.1 million in one-to four-family loans, $185,000 in multi-family loans, $387,000 in commercial real estate loans, $1.1 million in commercial business loans and $3,000 in consumer loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At December 31, 2012 and June 30,

2012, we had $3.6 million and $3.8 million, respectively, of troubled debt restructurings. At December 31, 2012 our troubled debt restructurings consisted of $2.1 million in one-to four-family loans, $1.4 million in multi-family loans, $91,000 in commercial real estate loans, $41,000 in commercial business loans and $20,000 in consumer loans.

At December 31 2012, we had $1.1 million in foreclosed assets compared to $1.3 million as of June 30, 2012. Foreclosed assets at December 31, 2012 consisted of $1.1 million in residential real estate properties and one piece of commercial equipment while at June 30, 2012, foreclosed assets consisted entirely of residential real estate properties.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six-month periods ended December 31, 2012 and 2011:

	Six months ended December 31,
	2012	2011

Balance, beginning of period	$3,531	$3,149
Loans charged off
Real estate loans
One-to four-family	(35)	(324)
Multi-family	—	—
Commercial	—	(49)
HELOC	—	—
Construction	—	—
Commercial business	(50)	—
Consumer	(32)	(60)

Gross charged off loans	(117)	(433)

Recoveries of loans previously charged off
Real estate loans
One-to four-family	41	27
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	3	31

Gross recoveries of charged off loans	44	58

Net charge offs	(73)	(375)

Provision charged to expense	507	334

Balance, end of period	$3,965	$3,108

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $434,000 to $4.0 million at December 31, 2012, from $3.5 million at June 30, 2012. The increase was a result of an increase in both outstanding loans and nonperforming loans and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at December 31, 2012.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of December 31 and June 30, 2012:

Portfolio segment	December 31, 2012 Net charge offs – 12 quarter weighted historical	June 30, 2012 Net charge offs – 12 quarter weighted historical

Real Estate:
One-to four-family	.34%	.48%
Multi-family	.31%	.33%
Commercial	.08%	.13%
HELOC	.37%	.12%
Construction	.00%	.00%
Commercial business	.35%	.16%
Consumer	.36%	.16%

Entire portfolio total	.30%	.39%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At December 31, 2012, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at December 31, 2012	Qualitative factor applied at June 30, 2012

Real Estate:
One-to four-family	.58%	.39%
Multi-family	.90%	.82%
Commercial	.94%	.46%
HELOC	.53%	.78%
Construction	.71%	.94%
Commercial business	2.02%	2.33%
Consumer	.45%	.54%

Entire portfolio total	.71%	.57%

At December 31, 2012, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $2.1 million, as compared to $1.5 million at June 30, 2012. The general increase in qualitative factors was attributable primarily to the increase in past due and non-accrual loans.

Because of the recent added concern based on the overall condition of the real estate market and in particular how the market is affecting the Junior Lien and HELOC loan portfolios, as with all portfolios, the Company has reviewed these two portfolios to determine the adequacy of the allowance. The Company notes that Junior Lien loans are one-to four-family loans that are in a subordinate lien position, and can be subordinate to either a Company first lien or another institution first lien and all are fully amortized loans, and HELOC loans were initially underwritten to ensure adequate cash flow to make payments even under stressed conditions. Based on review of the HELOC portfolio, $2.4 million had initial combined loan to value ratios of between 81% and 90%. The present allowance calculation includes .53% of qualitative factors to address added concerns, above a weighted average loss factor of .37%.

While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio, the increase in troubled debt restructurings and the potential changes in market conditions, our level of nonperforming assets and resulting charge offs may fluctuate. Higher levels of net charge offs requiring additional provisions for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended December 31, 2012 and the year ended June 30, 2012, our liquidity ratio averaged 41.1% and 42.6% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2012.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $11.3 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at December 31, 2012.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $2.4 million and $3.1 million for the six months ended December 31, 2012 and 2011, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay downs on mortgage-backed securities. Net cash used in investing activities was $7.6 million and $14.9 million for the six months ended December 31, 2012 and 2011, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash provided by (used in) financing activities was $8.3 million and $(34.2) million for the six months ended December 31, 2012 and 2011, respectively.

In the six months ended December 31, 2011, net cash used in financing activities consisted primarily of a decrease in deposits held in escrow for our mutual to stock conversion which closed on July 7, 2012, offset by proceeds from Federal Home Loan Bank Advances and proceeds from the issuance of common stock, net of costs, from the mutual-to-stock conversion.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2012 and June 30, 2012.

	December 31, 2012	June 30, 2012
	(Dollars in thousands)

Commitments to fund loans	$6,637	$7,150
Lines of credit	16,297	15,461

At December 31, 2012, certificates of deposit due within one year of December 31, 2012 totaled $150.9 million, or 42.6% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $75.5 million at December 31, 2012. At December 31, 2012, we had the ability to borrow up to an additional $47.3 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $11.5 million from the Federal Reserve based on current collateral pledged.

On September 12, 2012, the Company announced, a stock repurchase program whereby the Company may repurchase up to 240,563 shares of its common stock, or approximately 5% of the current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of December 31, 2012, 176,552 shares were repurchased at an average price of $13.54 per share, and the maximum number of shares that may yet be purchased under the plan was 64,011.

At the annual meeting on November 19, 2012, the IF Bancorp, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by stockholders. The purpose of the Equity Incentive Plan is to promote the long-term financial success of the Company and its Subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders. The Equity Incentive Plan authorizes the issuance or delivery to participants of up to 673,575 shares of the Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) is 481,125 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units is 192,450. No awards were made as of December 31, 2012.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	December 31, 2012	June 30, 2012	Minimum to Be Well
	Actual	Actual	Capitalized

Tier 1 capital to total assets
Association	11.8%	11.6%	5.0%
Company	15.7%	16.1%	N/A
Tier 1 capital to risk-weighted assets
Association	21.8%	23.0%	6.0%
Company	29.1%	32.1%	N/A
Total capital to risk-weighted assets
Association	23.0%	24.3%	10.0%
Company	30.4%	33.3%	N/A

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

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. Yields and costs are presented on an annualized basis. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are based on month-end balances, which management deems to be representative of the operations of the Company. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended December 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$277,455	3,021	4.36%	$246,128	3,034	4.93%
Securities:
U.S. government, federal agency and government-sponsored enterprises	136,330	803	2.36%	160,872	1,057	2.63%
U.S. government-sponsored enterprise MBS	69,904	468	2.68%	44,696	401	3.59%
State and political subdivisions	4,146	16	1.54%	2,822	14	1.98%

Total securities	210,380	1,287	2.45%	208,390	1,472	2.83%
Other	7,323	6	0.33%	9,365	3	0.13%

Total interest-earning assets	495,158	4,314	3.48%	463,883	4,509	3.89%
Non-interest earning assets	27,232			26,554

Total assets	$522,390			$490,437

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$31,107	13	0.17%	$27,562	14	0.20%
Savings accounts	29,456	20	0.27%	26,771	22	0.33%
Money market accounts	64,265	41	0.26%	68,377	52	0.30%
Certificates of deposit	207,507	491	0.95%	202,432	669	1.32%

Total interest-bearing deposits	332,335	565	0.68%	325,142	757	0.93%
Federal Home Loan Bank Advances	82,167	222	1.08%	67,167	227	1.35%

Total interest-bearing liabilities	414,502	787	0.76%	392,309	984	1.00%
Noninterest-bearing liabilities	22,931			14,550

Total liabilities	437,433			406,859
Stockholders’ equity	84,956			83,578

Total liabilities and stockholders’ equity	$522,389			$490,437

	For the Three Months Ended December 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Net interest income		$3,527			$3,525

Interest rate spread (1)			2.72%			2.89%

Net interest margin (2)			2.85%			3.04%

Net interest-earning assets (3)	$80,656			$71,574

Average interest-earning assets to interest-bearing liabilities	119%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$269,826	6,048	4.48%	$244,620	6,102	4.99%
Securities:
U.S. government, federal agency and government-sponsored enterprises	139,801	1,671	2.39%	156,474	2,053	2.62%
U.S. government-sponsored enterprise MBS	68,534	955	2.79%	42,713	791	3.70%
State and political subdivisions	3,858	29	1.50%	2,695	27	2.00%

Total securities	212,193	2,655	2.50%	201,882	2,871	2.84%
Other	10,467	13	0.25%	10,292	16	0.31%

Total interest-earning assets	492,486	8,716	3.54%	456,794	8,989	3.94%
Non-interest earning assets	28,907			26,658

Total assets	$521,393			$483,452

	For the Six Months Ended December 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$30,583	27	0.18%	$26,971	28	0.21%
Savings accounts	29,041	40	0.28%	26,057	48	0.37%
Money market accounts	64,549	81	0.25%	68,079	105	0.31%
Certificates of deposit	206,185	988	0.96%	203,487	1,385	1.36%

Total interest-bearing deposits	330,358	1,136	0.69%	324,593	1,566	0.96%
Federal Home Loan Bank Advances	84,417	450	1.07%	61,167	453	1.48%

Total interest-bearing liabilities	414,775	1,586	0.76%	385,760	2,019	1.05%
Noninterest-bearing liabilities	20,257			14,667

Total liabilities	435,032			400,427
Stockholders’ equity	86,361			83,025

Total liabilities and stockholders’ equity	$521,393			$483,452

Net interest income		$7,130			$6,970

Interest rate spread (1)			2.77%			2.89%

Net interest margin (2)			2.90%			3.05%

Net interest-earning assets (3)	$77,711			$71,034

Average interest-earning assets to interest-bearing liabilities	119%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended December 31, 2012 vs. 2011			Six Months Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,464	$(1,476)	$(12)	$1,226	$(1,279)	$(53)
Securities	92	(280)	(188)	346	(563)	(217)
Other	(5)	10	5	1	(4)	(3)

Total interest-earning assets	$1,551	$(1,746)	$(195)	$1,573	$(1,846)	$(273)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$7	$(8)	$(1)	$8	$(9)	$(1)
Savings accounts	11	(13)	(2)	12	(20)	(8)
Certificates of deposit	108	(286)	(178)	54	(451)	(397)
Money market accounts	(34)	23	(11)	(21)	(3)	(24)

Total interest-bearing deposits	92	(284)	(192)	52	(482)	(430)
Federal Home Loan Bank advances	189	(194)	(5)	288	(291)	(3)

Total interest-bearing liabilities	$281	$(478)	$(197)	$341	$(774)	$(433)

Change in net interest income	$1,271	$(1,269)	$2	$1,233	$(1,073)	$160

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of December 31, 2012, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended December 31, 2012 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/12 – 10/31/12	109,563	$13.49	109,563	122,996
11/1/12 – 11/30/12	22,720	13.68	22,720	100,276
12/1/12 – 12/31/12	36,265	13.71	36,265	64,011

Total	168,548	$13.56	168,548	64,011

(1)	On September 12, 2012, the Company announced the commencement of a stock repurchase program to acquire up to 240,563, or 5%, of the Company’s then outstanding common stock. The repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to purchase any particular number of shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 12, 2013	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: February 12, 2013	/s/ Pamela J. Verkler
Pamela J. Verkler
Vice President and Chief Financial Officer