Form 10-Q
period 2013-03-31
IF Bancorp, Inc.
filed 2013-05-13
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The Registrant had 4,570,692 shares of common stock, par value $0.01 per share, issued and outstanding as of May 8, 2013.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	March 31,	June 30,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$12,333	$7,623
Interest-bearing demand deposits	1,071	570

Cash and cash equivalents	13,404	8,193

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	222,901	223,306
Loans, net of allowance for loan losses of $3,986 and $3,531 at March 31, 2013 and June 30, 2012, respectively	290,571	258,910
Premises and equipment, net of accumulated depreciation of $5,567 and $5,230 at March 31, 2013 and June 30, 2012, respectively	4,301	4,355
Federal Home Loan Bank stock, at cost	5,425	4,175
Foreclosed assets held for sale	706	1,268
Accrued interest receivable	2,098	1,861
Bank-owned life insurance	7,692	7,495
Mortgage servicing rights	384	329
Deferred income taxes	655	—
Other	929	1,188

Total assets	$549,316	$511,330

Liabilities and Equity
Liabilities
Deposits
Demand	$13,743	$10,605
Savings, NOW and money market	136,914	133,688
Certificates of deposit	186,772	188,692
Brokered certificates of deposit	33,636	11,500

Total deposits	371,065	344,485

Repurchase agreements	1,665	—
Federal Home Loan Bank advances	86,000	75,000
Deferred income taxes	—	128
Advances from borrowers for taxes and insurance	1,363	955
Accrued post-retirement benefit obligation	2,325	2,183
Accrued interest payable	41	43
Other	1,700	1,887

Total liabilities	464,159	424,681

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 4,597,220 and 4,811,255 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	46	48
Additional paid-in capital	46,426	46,371
Unearned ESOP shares, at cost, 351,221 and 365,655 shares at March 31, 2013 and June 30, 2012, respectively	(3,512)	(3,656)
Retained earnings	38,561	38,728
Accumulated other comprehensive income, net of tax	3,636	5,158

Total stockholders’ equity	85,157	86,649

Total liabilities and stockholders’ equity	$549,316	$511,330

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Interest and Dividend Income
Interest and fees on loans	$3,140	$3,047	$9,188	$9,149
Securities:
Taxable	1,221	1,417	3,816	4,225
Tax-exempt	28	28	88	91
Federal Home Loan Bank dividends	4	1	11	2
Deposits with other financial institutions	2	2	8	17

Total interest and dividend income	4,395	4,495	13,111	13,484

Interest Expense
Deposits	546	698	1,682	2,264
Federal Home Loan Bank advances and repurchase agreements	209	223	659	676

Total interest expense	755	921	2,341	2,940

Net Interest Income	3,640	3,574	10,770	10,544

Provision for Loan Losses	45	393	552	727

Net Interest Income After Provision for Loan Losses	3,595	3,181	10,218	9,817

Noninterest Income
Customer service fees	126	134	414	466
Other service charges and fees	60	62	207	175
Insurance commissions	200	178	572	569
Brokerage commissions	158	151	426	380
Net realized gains on sales of available-for- sale securities	61	95	629	385
Mortgage banking income, net	118	125	441	206
Bank-owned life insurance income, net	64	64	197	195
Other	144	150	509	418

Total noninterest income	931	959	3,395	2,794

Noninterest Expense
Compensation and benefits	2,032	1,813	5,798	5,320
Office occupancy	131	120	395	352
Equipment	253	181	717	511
Federal deposit insurance	81	76	218	219
Stationary, printing and office	39	40	123	120
Advertising	84	82	240	250
Professional services	47	58	284	254
Supervisory examinations	35	30	105	129
Audit and accounting services	21	31	123	154
Organizational dues and subscriptions	12	13	45	45
Insurance bond premiums	24	30	87	80
Telephone and postage	71	55	215	173
(Gain) loss on foreclosed assets, net	(1)	(7)	(22)	(22)
Charitable contributions	5	3	9	3,604
Other	250	289	985	787

Total noninterest expense	3,084	2,814	9,322	11,976

Income Before Income Tax	1,442	1,326	4,291	635
Provision for Income Tax	518	478	1,525	138

Net Income	$924	$848	$2,766	$497

Earnings Per Share:
Basic and diluted	$.22	$.19	$.64	$.11

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Net Income	$924	$848

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(463) and $(14), for 2013 and 2012, respectively	(1,127)	(22)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(16) and $(22) for 2013 and 2012, respectively	(18)	(35)

Other comprehensive income (loss), net of tax	(1,145)	(57)

Comprehensive Income (Loss)	$(221)	$791

	Nine Months Ended March 31,
	2013	2012

Net Income	$2,766	$497

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $668 and $1,493, for 2013 and 2012, respectively	(1,461)	2,436

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(41) and $(59) for 2013 and 2012, respectively	(61)	(96)

Other comprehensive income (loss), net of tax	(1,522)	2,340

Comprehensive Income	$1,244	$2,837

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the nine months ended March 31, 2013

Balance, July 1, 2012	$48	$46,371	$(3,656)	$38,728	$5,158	$86,649

Net income	—	—	—	2,766	—	2,766

Other comprehensive income (loss)	—	—	—	—	(1,522)	(1,522)

Stock repurchase, 214,035 shares, average price $13.71 each	(2)	—	—	(2,933)	—	(2,935)

ESOP shares earned, 14,434 shares	—	55	144	—	—	199

Balance, March 31, 2013	$46	$46,426	$(3,512)	$38,561	$3,636	$85,157

For the nine months ended March 31, 2012

Balance, July 1, 2011	$—	$—	$—	$37,328	$2,113	$39,441

Net income	—	—	—	497	—	497

Other comprehensive income	—	—	—	—	2,340	2,340

Common stock issued in initial public offering, 4,811,255 shares, net of issuance costs of $1,725	48	46,340	—	—	—	46,388

Acquisition of ESOP shares, 384,900 shares	—	—	(3,849)	—	—	(3,849)

ESOP shares earned, 14,433 shares	—	19	144	—	—	163

Balance, March 31, 2012	$48	$46,359	$(3,705)	$37,825	$4,453	$84,980

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2013	2012
Operating Activities
Net income	$2,766	$497
Items not requiring (providing) cash
Depreciation	336	313
Provision for loan losses	552	727
Amortization of premiums and discounts on securities	957	920
Deferred income taxes	(79)	(1,399)
Net realized gains on loan sales	(441)	(206)
Net realized gains on sales of available-for-sale securities	(629)	(385)
Gain on foreclosed assets held for sale	(22)	(22)
Bank-owned life insurance income, net	(197)	(195)
Originations of loans held for sale	(17,697)	(11,974)
Proceeds from sales of loans held for sale	18,083	12,269
ESOP compensation expense	199	163
Contribution of stock to the Foundation	—	3,148
Changes in
Accrued interest receivable	(237)	(525)
Other assets	259	953
Accrued interest payable	(2)	(105)
Post-retirement benefit obligation	45	60
Other liabilities	(187)	(176)

Net cash provided by operating activities	3,706	4,063

Investing Activities
Purchases of available-for-sale securities	(145,832)	(140,349)
Proceeds from the sales of available-for-sale securities	122,802	88,051
Proceeds from maturities and pay-downs of available-for-sale securities	20,978	35,973
Net change in loans	(32,271)	(11,186)
Purchase of FHLB stock	(1,250)	(529)
Purchase of premises and equipment	(282)	(630)
Proceeds from sale of foreclosed assets	642	647

Net cash used in investing activities	(35,213)	(28,023)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	6,364	(97,428)
Net increase (decrease) in certificates of deposit, including brokered certificates	20,216	(3,724)
Net increase in advances from borrowers for taxes and insurance	408	472
Proceeds from Federal Home Loan Bank advances	508,665	404,000
Repayments of Federal Home Loan Bank advances	(496,000)	(369,500)
Proceeds from issuance of common stock, net of costs	—	43,240
Stock issuance from Employee Stock Ownership Plan purchase	—	(3,849)
Stock purchase per stock repurchase plan	(2,935)	—

Net cash provided by (used in) financing activities	36,718	(26,789)

Net Increase (Decrease) in Cash and Cash Equivalents	5,211	(50,749)
Cash and Cash Equivalents, Beginning of Period	8,193	60,506

Cash and Cash Equivalents, End of Period	$13,404	$9,757

Supplemental Cash Flows Information
Interest paid	$2,343	$3,045
Income taxes paid, net of refunds	$1,799	$1,618
Foreclosed assets acquired in settlement of loans	$58	$474
Supplemental disclosure of noncash financing activities

With the initial public offering in July 2011, the Company loaned $3,849 to the Employee Stock Ownership Plan, which was used to acquire 384,900 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets. Payments on the loan in the nine months ended March 31, 2013, were $197 which included $108 in principal and $89 in interest. In addition, the Company donated 314,755 shares valued at $3,148 to a charitable foundation in the nine months ended March 31, 2012.

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

During the nine months ended March 31, 2013, a stock repurchase plan was adopted whereby the company may repurchase up to 240,563 shares of its common stock, or approximately 5% of the current outstanding shares. As shares are repurchased, the Company will treat them as shares repurchased for constructive retirement (although such shares may be reissued), and the excess of purchase price over par value will be charged entirely to retained earnings in recognition of the fact that the Company may always capitalize or allocate retained earnings for such purposes.

At the annual meeting on November 19, 2012, the IF Bancorp, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by stockholders. The purpose of the Equity Incentive Plan is to promote the long-term financial success of the Company and its Subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders. The Equity Incentive Plan authorizes the issuance or delivery to participants of up to 673,575 shares of the Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) is 481,125 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units is 192,450. No awards were made as of March 31, 2013.

In the quarter ended March 31, 2013, we utilized repurchase agreements for the first time as an alternative for customers with more than FDIC insured amounts to invest. For each repurchase agreement, the Association and customer enter into an agreement in which the Association will sell to the customer on a specified date certain specified securities at an agreed upon price with a simultaneous agreement that the Association will repurchase such securities on a subsequent date at an agreed upon price. At March 31, 2013, the Association had two repurchase agreements totaling $1.7 million.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2013 and June 30, 2012, and the results of its operations for the three month and nine month periods ended March 31, 2013 and 2012. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The results of operations for the three month and nine month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting of amounts reclassified out of accumulated other comprehensive income. The amendments in ASU 2013-12 do not change the current requirements for reporting net income or other comprehensive income in financial statements. The new amendments will require the Association to present (either on the face of the statements where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. It will also require a cross-reference to other disclosures currently required. For public entities, the amendments are effective for reporting periods beginning after December 15, 2012. The Association adopted the ASU during the third quarter 2013.

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

A summary of ESOP shares at March 31, 2013 and June 30, 2012 are as follows (dollars in thousands):

	March 31, 2013	June 30, 2012
Allocated shares	19,245	—
Shares committed for release	14,434	19,245
Unearned shares	351,221	365,655

Total ESOP shares	384,900	384,900

Fair value of unearned ESOP shares (1)	$5,356	$4,841

(1)	Based on closing price of $15.25 and $13.24 per share on March 31, 2013, and June 30, 2012, respectively.

Note 5:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and nine month periods ended March 31, 2013 and 2012. Earnings per share data for the nine months ended March 31, 2012 is from the date of conversion on July 7, 2011, to December 31, 2011 since there were no outstanding shares of common stock until that date. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net income (loss)	$924	$848	$2,766	$497

Basic weighted average shares outstanding	4,614,486	4,811,255	4,710,586	4,811,255
Less: Average unallocated ESOP shares	(353,627)	(372,873)	(358,438)	(375,278)

Basic average shares outstanding	4,260,859	4,438,382	4,352,148	4,435,977

Basic and diluted earnings (loss) per common share	$.22	$.19	$.64	$.11

There were no potential dilutive common shares for the periods presented. There were no common shares outstanding prior to July 7, 2011.

A stock repurchase program was adopted on September 12, 2012. Under the repurchase program, the Company may repurchase up to 240,563 shares of its common stock, or approximately 5% of the then current outstanding shares. As of March 31, 2013, 214,035 shares were repurchased at an average price of $13.71 per share, and the maximum number of shares that may yet be purchased under the plan was 26,528.

Note 6:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2013:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$138,534	$4,743	$(387)	$142,890
Mortgage-backed:
GSE – residential	74,381	1,811	(171)	76,021
State and political subdivisions	3,756	243	(9)	3,990

	$216,671	$6,797	$(567)	$222,901

June 30, 2012:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$155,124	$5,834	$—	$160,958
Mortgage-backed:
GSE – residential	56,601	2,268	(2)	58,867
State and political subdivisions	3,221	260	—	3,481

	$214,946	$8,362	$(2)	$223,306

With the exception of U.S. Government, federal agency and GSE securities, and GSE residential mortgage-backed securities with a book value of approximately $138,534,000 and $74,381,000, respectively, and a market value of approximately $142,890,000 and $76,021,000, respectively, at March 31, 2013, the Company held no securities at March 31, 2013 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at March 31, 2013, and June 30, 2012 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value

Within one year	$995	$1,005
One to five years	63,514	68,204
Five to ten years	77,717	77,601
After ten years	64	70

	142,290	146,880
Mortgage-backed securities	74,381	76,021

Totals	$216,671	$222,901

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $50,378,000 and $56,298,000 as of March 31, 2013 and June 30, 2012, respectively.

Gross gains of $632,000 and $394,000, and gross losses of $2,000 and $9,000, resulting from sales of available-for-sale securities were realized for the nine month periods ended March 31, 2013 and 2012, respectively. The tax provision applicable to these net realized gains amounted to approximately $254,000 and $146,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at March 31, 2013 and June 30, 2012 was $67,743,000 and $2,069,000,` respectively, which is approximately 30.4% and 0.9% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following tables show the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and June 30, 2012:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale Securities:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$45,932	$(387)	$—	$—	$45,932	$(387)
Mortgage-backed:
GSE residential	20,757	(171)	—	—	20,757	(171)
State and political subdivisions	1,054	(9)	—	—	1,054	(9)

Total temporarily impaired securities	$67,743	$(567)	$—	$—	$67,743	$(567)

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale Securities:
Mortgage-backed:
GSE residential	$2,069	$(2)	$—	$—	$2,069	$(2)

Total temporarily impaired securities	$2,069	$(2)	$—	$—	$2,069	$(2)

The unrealized losses on the Company’s investments were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

Note 7:	Loans and Allowance for Loan Losses

Classes of loans include:

	March 31, 2013	June 30, 2012

Real estate loans:
One-to four-family, including home equity loans	$146,087	$147,686
Multi-family	50,644	38,547
Commercial	60,709	32,925
Home equity lines of credit	8,290	8,994
Construction	2,802	8,396
Commercial	16,073	13,917
Consumer	10,308	13,578

Total loans	294,913	264,043

Less:
Unearned fees and discounts, net	77	63
Loans in process	279	1,539
Allowance for loan losses	3,986	3,531

Loans, net	$290,571	$258,910

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one-to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one-to four-family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one-to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans or $750,000 for individual loans, and unsecured loans up to $300,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, the President, and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.

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

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $111,353,000 and $71,472,000 as of March 31, 2013 and June 30, 2012, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

The Company’s loans receivable included purchased loans of $16,422,000 and $17,248,000 at March 31, 2013 and June 30, 2012, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $27,813,000 and $16,229,000 at March 31, 2013 and June 30, 2012, respectively, of which $9,858,000 and $7,300,000, at March 31, 2013 and June 30, 2012 were outside our primary market area. The Company did not purchase any new commercial participations during the quarter ended March 31, 2013. These participation loans are secured by real estate and other business assets.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and nine month periods ended March 31, 2013 and 2012 and the year ended June 30, 2012:

	Three Months Ended March 31, 2013 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,985	$812	$566	$112
Provision charged to expense	—	(53)	15	(21)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,985	$759	$581	$91

Ending balance: individually evaluated for impairment	$702	$195	$47	$16

Ending balance: collectively evaluated for impairment	$1,283	$564	$534	$75

Loans:

Ending balance	$146,087	$50,644	$60,709	$8,290

Ending balance: individually evaluated for impairment	$4,337	$1,725	$245	$23

Ending balance: collectively evaluated for impairment	$141,750	$48,919	$60,464	$8,267

	Three Months Ended March 31, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$26	$301	$144	$19	$3,965
Provision charged to expense	(4)	122	(7)	(7)	45
Losses charged off	—	—	(32)	—	(32)
Recoveries	—	—	8	—	8

Balance, end of period	$22	$423	$113	$12	$3,986

Ending balance: individually evaluated for impairment	$—	$6	$27	$—	$993

Ending balance: collectively evaluated for impairment	$22	$417	$86	$12	$2,993

Loans:

Ending balance	$2,802	$16,073	$10,308	$—	$294,913

Ending balance: individually evaluated for impairment	$—	$41	$73	$—	$6,444

Ending balance: collectively evaluated for impairment	$2,802	$16,032	$10,235	$—	$288,469

	Nine Months Ended March 31, 2013 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,940	$679	$245	$81
Provision charged to expense	39	80	336	10
Losses charged off	(35)	—	—	—
Recoveries	41	—	—	—

Balance, end of period	$1,985	$759	$581	$91

Ending balance: individually evaluated for impairment	$702	$195	$47	$16

Ending balance: collectively evaluated for impairment	$1,283	$564	$534	$75

Loans:

Ending balance	$146,087	$50,644	$60,709	$8,290

Ending balance: individually evaluated for impairment	$4,337	$1,725	$245	$23

Ending balance: collectively evaluated for impairment	$141,750	$48,919	$60,464	$8,267

	Nine Months Ended March 31, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$78	$347	$139	$22	$3,531
Provision charged to expense	(56)	126	27	(10)	552
Losses charged off	—	(50)	(64)	—	(149)
Recoveries	—	—	11	—	52

Balance, end of period	$22	$423	$113	$12	$3,986

Ending balance: individually evaluated for impairment	$—	$6	$27	$—	$993

Ending balance: collectively evaluated for impairment	$22	$417	$86	$12	$2,993

Loans:

Ending balance	$2,802	$16,073	$10,308	$—	$294,913

Ending balance: individually evaluated for impairment	$—	$41	$73	$—	$6,444

Ending balance: collectively evaluated for impairment	$2,802	$16,032	$10,235	$—	$288,469

	Year Ended June 30, 2012 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,987	$250	$232	$120
Provision charged to expense	533	429	61	(4)
Losses charged off	(651)	—	(48)	(35)
Recoveries	71	—	—	—

Balance, end of year	$1,940	$679	$245	$81

Ending balance: individually evaluated for impairment	$684	$253	$49	$—

Ending balance: collectively evaluated for impairment	$1,256	$426	$196	$81

Loans:
Ending balance	$147,686	$38,547	$32,925	$8,994

Ending balance: individually evaluated for impairment	$3,778	$1,478	$95	$—

Ending balance: collectively evaluated for impairment	$143,908	$37,069	$32,830	$8,994

	Year Ended June 30, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$30	$352	$169	$9	$3,149
Provision charged to expense	48	24	21	13	1,125
Losses charged off	—	(29)	(88)	—	(851)
Recoveries	—	—	37	—	108

Balance, end of year	$78	$347	$139	$22	$3,531

Ending balance: individually evaluated for impairment	$—	$1	$41	$—	$1,028

Ending balance: collectively evaluated for impairment	$78	$346	$98	$22	$2,503

Loans:
Ending balance	$8,396	$13,917	$13,578	$—	$264,043

Ending balance: individually evaluated for impairment	$—	$2	$113	$—	$5,466

Ending balance: collectively evaluated for impairment	$8,396	$13,915	$13,465	$—	$258,577

	Three Months Ended March 31, 2012 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,827	$320	$234	$95
Provision charged to expense	418	4	13	2
Losses charged off	(177)	—	—	—
Recoveries	44	—	—	—

Balance, end of year	$2,112	$324	$247	$97

Ending balance: individually evaluated for impairment	$818	$—	$55	$15

Ending balance: collectively evaluated for impairment	$1,294	$324	$192	$82

Loans:
Ending balance	$147,051	$32,311	$32,384	$9,138

Ending balance: individually evaluated for impairment	$4,809	$1,498	$96	$52

Ending balance: collectively evaluated for impairment	$142,242	$30,813	$32,288	$9,086

	Three Months Ended March 31, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$47	$383	$183	$19	$3,108
Provision charged to expense	18	(28)	(29)	(5)	393
Losses charged off	—	(29)	(26)	—	(232)
Recoveries	—	—	4	—	48

Balance, end of year	$65	$326	$132	$14	$3,317

Ending balance: individually evaluated for impairment	$—	$—	$31	$—	$919

Ending balance: collectively evaluated for impairment	$65	$326	$101	$14	$2,398

Loans:
Ending balance	$6,902	$12,709	$13,554	$—	$254,049

Ending balance: individually evaluated for impairment	$—	$3	$84	$—	$6,542

Ending balance: collectively evaluated for impairment	$6,902	$12,706	$13,470	$—	$247,507

	Nine Months Ended March 31, 2012 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,987	$250	$232	$120
Provision charged to expense	555	74	64	(23)
Losses charged off	(501)	—	(49)	—
Recoveries	71	—	—	—

Balance, end of year	$2,112	$324	$247	$97

Ending balance: individually evaluated for impairment	$818	$—	$55	$15

Ending balance: collectively evaluated for impairment	$1,294	$324	$192	$82

Loans:
Ending balance	$147,051	$32,311	$32,384	$9,138

Ending balance: individually evaluated for impairment	$4,809	$1,498	$96	$52

Ending balance: collectively evaluated for impairment	$142,242	$30,813	$32,288	$9,086

	Nine Months Ended March 31, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$30	$352	$169	$9	$3,149
Provision charged to expense	35	3	14	5	727
Losses charged off	—	(29)	(86)	—	(665)
Recoveries	—	—	35	—	106

Balance, end of year	$65	$326	$132	$14	$3,317

Ending balance: individually evaluated for impairment	$—	$—	$31	$—	$919

Ending balance: collectively evaluated for impairment	$65	$326	$101	$14	$2,398

Loans:
Ending balance	$6,902	$12,709	$13,554	$—	$254,049

Ending balance: individually evaluated for impairment	$—	$3	$84	$—	$6,542

Ending balance: collectively evaluated for impairment	$6,902	$12,706	$13,470	$—	$247,507

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

Because of the recent added concern based on the overall condition of the real estate market and in particular how the market is affecting the Junior Lien and Home Equity Lines of Credit (HELOC) loan portfolios, as with all portfolios, the Company has reviewed these two portfolios to determine the adequacy of the allowance. The Company notes that Junior Lien loans are one-to four-family loans that are in a subordinate lien position, and can be subordinate to either a Company first lien or another institution first lien and all are fully amortizing loans. HELOC loans were initially underwritten to ensure adequate cash flow to make payments even under stressed conditions. Based on review of the HELOC portfolio, $2.3 million had initial combined loan to value ratios of between 81% and 90%. The present allowance calculation includes .66% of qualitative factors to address added concerns, above a weighted average loss factor of .24%.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

March 31, 2013:
Pass	$140,607	$48,736	$60,093	$8,239	$2,802	$14,754	$10,225	$285,456
Watch	596	183	371	28	—	1,060	2	2,240
Substandard	4,884	1,725	154	23	—	259	79	7,124
Doubtful	—	—	91	—	—	—	2	93
Loss	—	—	—	—	—	—	—	—

Total	$146,087	$50,644	$60,709	$8,290	$2,802	$16,073	$10,308	$294,913

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2012:
Pass	$143,180	$37,069	$32,830	$8,986	$8,396	$12,739	$13,465	$256,665
Watch	612	—	—	—	—	1,176	—	1,788
Substandard	3,894	1,478	95	8	—	2	113	5,590
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$147,686	$38,547	$32,925	$8,994	$8,396	$13,917	$13,578	$264,043

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

March 31, 2013:
Real estate loans:
One-to four-family	$2,324	$773	$2,963	$6,060	$140,027	$146,087	$468
Multi-family	340	—	—	340	50,304	50,644	—
Commercial	—	—	91	91	60,618	60,709	—
Home equity lines of credit	130	12	—	142	8,148	8,290	—
Construction	—	—	—	—	2,802	2,802	—
Commercial	13	5	—	18	16,055	16,073	—
Consumer	134	24	59	217	10,091	10,308	8

Total	$2,941	$814	$3,113	$6,868	$288,045	$294,913	$476

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

June 30, 2012:
Real estate loans:
One-to four-family	$2,290	$1,057	$1,949	$5,296	$142,390	$147,686	$—
Multi-family	—	—	—	—	38,547	38,547	—
Commercial	176	—	—	176	32,749	32,925	—
Home equity lines of credit	75	57	7	139	8,855	8,994	—
Construction	—	—	—	—	8,396	8,396	—
Commercial	28	11	—	39	13,878	13,917	—
Consumer	185	23	40	248	13,330	13,578	—

Total	$2,754	$1,148	$1,996	$5,898	$258,145	$264,043	$—

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

The following tables present impaired loans:

				Three Months Ended March 31, 2013			Nine Months Ended March 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

March 31, 2013
(Unaudited):
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$1,585	$1,585	$—	$1,591	$—	$2	$1,607	$1	$8
Multi-family	53	53	—	54	—	1	56	2	3
Commercial	136	136	—	137	2	2	139	6	7
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	1	1	—	1	—	—	2	—	—
Consumer	11	11	—	12	—	—	14	1	1

Loans with a specific valuation allowance
Real estate loans:
One-to-four family	2,752	2,752	702	2,712	—	1	2,747	2	5
Multi-family	1,672	1,672	195	1,690	—	—	1,727	1	3
Commercial	109	109	47	109	—	—	110	—	—
Home equity line of credit	23	23	16	23	—	—	23	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	40	40	6	40	—	—	42	—	1
Consumer	62	62	27	65	—	—	69	2	3
Total:
Real estate loans:
One-to-four family	4,337	4,337	702	4,303	—	3	4,354	3	13
Multi-family	1,725	1,725	195	1,744	—	1	1,783	3	6
Commercial	245	245	47	246	2	2	249	6	7
Home equity line of credit	23	23	16	23	—	—	23	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	41	41	6	41	—	—	44	—	1
Consumer	73	73	27	77	—	—	83	3	4

	$6,444	$6,444	$993	$6,434	$2	$6	$6,536	$15	$31

				Year Ended June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

June 30, 2012:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$1,563	$1,563	$—	$1,573	$4	$5
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	14	14	—	17	1	1

Loans with a specific allowance
Real estate loans:
One-to four-family	2,215	2,215	684	2,259	25	32
Multi-family	1,478	1,478	253	1,495	23	32
Commercial	95	95	49	98	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	2	2	1	3	—	—
Consumer	99	99	41	113	3	4

Total:
Real estate loans:
One-to four-family	3,778	3,778	684	3,832	29	37
Multi-family	1,478	1,478	253	1,495	23	32
Commercial	95	95	49	98	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	2	2	1	3	—	—
Consumer	113	113	41	130	4	5

	$5,466	$5,466	$1,028	$5,558	$56	$74

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Real estate loans:
One-to four-family	$4,337	$3,667
Multi-family	1,725	1,477
Commercial	245	95
Home equity lines of credit	23	—
Construction loans	—	—
Commercial business loans	41	2
Consumer loans	73	113

Total	$6,444	$5,354

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

The following table presents the recorded balance, at original cost, of troubled debt restructurings. Three one-to four-family TDRs totaling $464,000, and one commercial real estate loan for $91,000 were not performing as of March 31, 2013, while two one-to four-family TDRs totaling $368,000 were not performing according to the terms of the restructuring, as of June 30, 2012. As of March 31, 2013 all loans listed were on nonaccrual except for one, one- to four-family residential loans totaling $78,000. All loans listed as of June 30, 2012 were on nonaccrual except for four, one-to four-family residential loans totaling $310,000.

	March 31, 2013	June 30, 2012
Real estate loans
One-to four-family	$1,854	$2,146
Multi-family	1,385	1,478
Commercial	91	95
Home equity lines of credit	—	—

Total real estate loans	3,330	3,719

Construction	—	—
Commercial and industrial	41	2
Consumer loans	2	32

Total	$3,373	$3,753

The following table represents loans modified as troubled debt restructurings during the three and nine month periods ending March 31, 2013:

	Three Months Ended March 31, 2013		Nine Months Ended March 31, 2013
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Real estate loans:
One-to-four family	1	$67	1	$67
Multi-family	—	—	—	—
Commercial	—	—	—	—
Home equity lines of credit	—	—	—	—

Total real estate loans	1	67	1	67

Construction	—	—	—	—

Commercial	—	—	3	43

Consumer loans	—	—	—	—

Total	1	$67	4	$110

During the nine month period ended March 31, 2013, the Company modified one, one-to-four family loan with a recorded investment of $67,000, and three commercial loans totaling $43,000 as troubled debt restructurings.

During the year ended June 30, 2012, the Company modified 13 one-to four-family residential real estate loans, with a recorded investment of $949,000, one multi-family residential real estate loan with a recorded investment of $1.5 million, and one consumer auto loan with a recorded investment of $8,000.

During the nine month period ended March 31, 2012, the Company modified 13 one-to four-family residential real estate loans, with a recorded investment of $1.1 million which were deemed TDRs.

The Company has four TDRs, all of which were one-to four-family residential loans totaling $555,000, that were in default as of March 31, 2013, and were restructured in prior periods. None of these loans are currently in foreclosure. The Company had two TDRs, both one-to four-family residential loans totaling $368,000, that were in default as of June 30, 2012, and were restructured in the prior years. Both loans were in foreclosure at June 30, 2012.

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

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,425,000 and $4,175,000 of Federal Home Loan Bank stock as of March 31, 2013 and June 30, 2012 respectively. The FHLB provides liquidity and funding through advances and the increase in Federal Home Loan Bank stock allowed the Company to increase borrowing capacity of Federal Home Loan Bank advances. In the calendar year 2012, quarterly dividends were paid at an annualized rate of 25, 30, 35, and 30 basis points, respectively. Management performed an analysis as of March 31, 2013 and June 30, 2012 and deemed the cost method investment in FHLB stock was ultimately recoverable.

Note 9:	Comprehensive Income

Other comprehensive income (loss) components and related taxes were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net unrealized gains on securities available-for-sale	$(1,529)	$58	$(1,500)	$4,314

Less reclassification adjustment for realized gains included in income	61	95	629	385

	(1,590)	(37)	(2,129)	3,929

Postretirement health plan
Amortization of transition obligation	9	8	25	25
Amortization of prior service cost	(12)	(12)	(36)	(36)
Change in net loss	(31)	(53)	(91)	(144)

	(34)	(57)	(102)	(155)

Other comprehensive income, before tax effect	(1,624)	(94)	(2,231)	3,774
Less tax expense	(479)	(37)	(709)	1,434

Other comprehensive income (loss)	$(1,145)	$(57)	$(1,522)	$2,340

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31, 2013	June 30, 2012

Net unrealized gains on securities available-for-sale	$6,230	$8,360
Net unrealized postretirement health benefit plan obligations	(144)	(42)

	6,086	8,318
Tax effect	(2,450)	(3,160)

Total	$3,636	$5,158

Note 10:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine month periods ended March 31, 2013 and 2012, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012	Affected Line Item in the Condensed Consolidated Statements of Income

Unrealized gains on available-for-sale securities	$61	$95	$629	$385	Net realized gains on sale of available-for- sale securities

Amortization of defined benefit pension items Transition obligation	$9	$8	$25	$25	Compensation and benefits expense

Prior service costs	$(12)	$(12)	$(36)	$(36)

Total reclassified amount before tax	58	91	618	374

Tax expense	(24)	(36)	(249)	(151)	Provision for Income Tax

Total reclassification out of AOCI	$34	$55	$369	$(223)	Net Income

Note 11:	Income Taxes

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Computed at the statutory rate (34%)	$490	$451	$1,459	$216
Decrease resulting from
Tax exempt interest	(10)	(10)	(30)	(31)
Cash surrender value of life insurance	(22)	(22)	(67)	(66)
State income taxes	89	42	174	20
Other	(29)	17	(11)	(1)

Actual expense	$518	$478	$1,525	$138

The Company established a charitable foundation at the time of its mutual-to-stock conversion and donated to it shares of common stock equal to 7% of the shares sold in the offering, or 314,755 shares. The donated shares were valued at $3,147,550 ($10.00 per share) at the time of conversion. The Association also contributed $450,000 in cash to the Foundation. The $3,147,550 and the $450,000 cash donation, or a total of $3,597,550 was expensed during the nine month period ended March 31, 2012. The Company established a deferred tax asset associated with this charitable contribution. No valuation allowance was deemed necessary as it appears the Company will be able to deduct the contribution, which is subject to limitations each year, during the initial year ended June 30, 2012 and the five year carry forward period.

Note 12:	Disclosures About Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and June 30, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Available-for-sale securities:
US Government and federal agency	$142,890	$—	$142,890	$—
Mortgage-backed securities – GSE residential	76,021	—	76,021	—
State and political subdivisions	3,990	—	3,990	—

Mortgage servicing rights	384	—	—	384

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Available-for-sale securities:
US Government and federal agency	$160,958	$—	$160,958	$—
Mortgage-backed securities – GSE residential	58,867	—	58,867	—
State and political subdivisions	3,481	—	3,481	—

Mortgage servicing rights	329	—	—	329

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2013 or June 30, 2012. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of March 31, 2013 or June 30, 2012.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2012	$329

Total realized and unrealized gains and losses included in net income	1
Servicing rights that result from asset transfers	108
Payments received and loans refinanced	(54)

Balance, March 31, 2013	$384

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$1

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and June 30, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:

Impaired loans (collateral-dependent)	$886	$—	$—	$886
Foreclosed assets	167	—	—	167

June 30, 2012:

Impaired loans (collateral-dependent)	$2,438	$—	$—	$2,438
Foreclosed assets	279	—	—	279

The following table presents losses recognized on assets measured on a non-recurring basis for the three months and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Impaired loans (collateral-dependent)	$28,000	$(264,000)	$15,000	$(204,000)
Foreclosed and repossessed assets held for sale	(28,000)	(24,000)	(28,000)	(26,000)

Total losses on assets measured on a non-recurring basis	$—	$(288,000)	$(13,000)	$(230,000)

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2013 and June 30, 2012.

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$384	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	10.5% - 11.5% (10.5%) 17.4% - 22.9% (21.5%) .29% - .32% (.32%)

Collateral-dependent impaired loans	886	Market comparable properties	Marketability discount	0% - 24% (20%)

Foreclosed assets	167	Market comparable properties	Comparability adjustments (%)	24% (24%)

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$329	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	10.5% - 11.5% (10.5%) 16.9% - 22.4% (21.0%) .29% - .32% (.32%)

Collateral-dependent impaired loans	2,438	Market comparable properties	Marketability discount	0% - 24% (15%)

Foreclosed assets	279	Market comparable properties	Comparability adjustments (%)	12% - 24% (19%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and June 30, 2012.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2013:
Financial assets
Cash and cash equivalents	$13,404	$13,404	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	290,571	—	—	297,414
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	2,098	—	2,098	—

Financial liabilities
Deposits	371,065	—	150,657	220,834
Repurchase agreements	1,665	—	1,665	—
Federal Home Loan Bank advances	86,000	—	88,164	—
Advances from borrowers for taxes and insurance	1,363	—	1,363	—
Accrued interest payable	41	—	41	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans, net of allowance for loan losses	$297,414	Discounted cash flow	Current rate sheets	1.5% - 11.9% (4.4%)

Deposits	220,834	Discounted cash flow	Current rate sheets	0.3% - 1.4% (0.8%)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012:
Financial assets
Cash and cash equivalents	$8,193	$8,193	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	258,910	—	—	262,954
Federal Home Loan Bank stock	4,175	—	4,175	—
Accrued interest receivable	1,861	—	1,861	—

Financial liabilities
Deposits	344,485	—	144,293	200,893
Federal Home Loan Bank advances	75,000	—	74,496	—
Advances from borrowers for taxes and insurance	955	—	955	—
Accrued interest payable	43	—	43	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Loans, net of allowance for loan losses	$262,954	Discounted cash flow	Current rate sheets	1.5% - 11.9% (4.4%)

Deposits	200,893	Discounted cash flow	Current rate sheets	0.3% - 1.3% (0.8%)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest-Bearing Time Deposits in Banks, Federal Home Loan Bank Stock, Accrued Interest Receivable, Accrued Interest Payable, Repurchase Agreements and Advances from Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

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

Note 13:	Commitments

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. We also added repurchase agreements in the quarter ended March 31, 2013, as an alternative for customers with more than FDIC insured amounts to invest. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service fees, brokerage commission income, insurance commission income, net realized gains on loan sales, mortgage banking income, and income on bank-owned life insurance. Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, data processing, professional fees, marketing, office supplies, federal deposit insurance premiums, and foreclosed assets. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) decreased to 2.75% for the nine months ended March 31, 2013 from 2.89% for the nine months ended March 31, 2012. An increase in interest-earning assets contributed to an increase in net interest income to $10.8 million for the nine months ended March 31, 2013 from $10.5 million for the nine months ended March 31, 2012.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $7.6 million or 1.4% of total assets at March 31, 2013, and $6.6 million, or 1.3% of total assets at June 30, 2012.

At March 31, 2013, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the nine months ended March 31, 2013 was $2.8 million, compared to a net income of $497,000 for the nine months ended March 31, 2012. The increase in net income was primarily due to a decrease in noninterest expense, which occurred because the nine months ended March 31, 2012 included a $3.6 million expense ($2.2 million net of tax) for the contribution to our newly established charitable foundation.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2012.

Comparison of Financial Condition at March 31, 2013 and June 30, 2012

Total assets increased $38.0 million, or 7.4%, to $549.3 million at March 31, 2013 from $511.3 million at June 30, 2012. The increase was primarily due to a $31.7 million increase in net loans, a $5.2 million increase in cash and cash equivalents and a $1.3 million increase in Federal Home Loan Bank stock.

Net loans receivable, including loans held for sale, increased by $31.7 million, or 12.2%, to $290.6 million at March 31, 2013 from $258.9 million at June 30, 2012. The increase in net loans receivable during this period was due primarily to a $27.8 million, or 84.4%, increase in commercial real estate loans, a $12.1 million, or 31.4%, increase in multi-family loans and a $2.2 million, or 15.5%, increase in commercial business loans. These increases were partially offset by a decrease of $5.6 million, or 66.6%, in construction loans, a decrease of $3.3 million, or 24.1%, in consumer loans, a decrease of $1.6 million, or 1.1%, in one- to four-family loans, and a decrease of $704,000, or 7.8%, in home equity lines of credit.

Investment securities, consisting entirely of securities available-for-sale, decreased $405,000, or 0.2%, to $222.9 million at March 31, 2013 from $223.3 million at June 30, 2012. This decrease was a result of security sales to reposition our investment portfolio and to fund loans. Purchased investment securities consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage backed securities with terms of 15 years, all of which are held as available-for-sale. We had no securities held to maturity at March 31, 2013 or June 30, 2012.

As of March 31, 2013, Federal Home Loan Bank stock increased $1.3 million to $5.4 million, interest receivable increased $237,000 to $2.1 million, foreclosed assets held for sale (other real estate owned) decreased $562,000 to $706,000 and other assets decreased $259,000 to $929,000 from the respective balances as of June 30, 2012. Federal Home Loan Bank stock increased due to stock purchases to support fluctuations in Federal Home Loan Bank advances as we funded new loans and repositioned our investment portfolio. The increase in interest receivable is primarily due to increases in interest receivable on investments and interest receivable on commercial loans, the decrease in other real estate owned is due to the sale of other real estate owned, and the decrease in other assets resulted from a decrease in prepaid insurance due to the timing of multi-year premiums and also from a decrease in accounts receivable general due to the receipt of a receivable that was outstanding as of June 30, 2012.

At March 31, 2013, our investment in bank-owned life insurance was $7.7 million, an increase of $197,000 from $7.5 million at June 30, 2012. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $15.4 million at March 31, 2013.

Deposits increased $26.6 million, or 7.7%, to $371.1 million at March 31, 2013 from $344.5 million at June 30, 2012. Certificates of deposit, excluding brokered certificates of deposit, decreased $1.9 million, or 1.0%, to $186.8 million, savings, NOW, and money market accounts increased $3.2 million, or 2.4%, to $136.9 million, brokered certificates of deposit increased $22.1 million, or 192.5%, to $33.6 million, and noninterest bearing demand accounts increased $3.1 million, or 29.6%, to $13.7 million. Repurchase agreements were utilized for the first time so the balance increased $1.7 million to $1.7 million. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $11.0 million, or 14.7%, to $86.0 million at March 31, 2013 from $75.0 million at June 30, 2012. We increased our borrowings and brokered certificates of deposit to fund loans. Current interest rates on borrowings are more favorable than rates paid on certificates of deposit.

Other liabilities decreased $187,000, or 9.9%, to $1.7 million at March 31, 2013 from $1.9 million on June 30, 2012. The decrease was attributable to a general decrease in accounts payable and accrued expenses payable due to timing of payments.

Total equity decreased $1.5 million, or 1.7%, to $85.2 million at March 31, 2013 from $86.6 million at June 30, 2012. Equity decreased due to a decrease in unrealized gains on securities available-for-sale of $1.5 million and the repurchase of 214,035 shares of common stock at an aggregate cost of approximately $2.9 million, partially offset by a net income of $2.8 million. The decrease in unrealized gains on securities available-for-sale was due to a fluctuation in interest rates and a $629,000 net realized gain on sale of available-for-sale securities included in income. A stock repurchase program was adopted during the quarter ended September 30, 2012, which authorized the company to repurchase up to 240,563 shares of its common stock, or approximately 5% of then current outstanding shares. As of March 31, 2013, 214,035 shares were repurchased, leaving the maximum number of shares that may yet be purchased under the plan at 26,528.

Comparison of Operating Results for the Nine Months Ended March 31, 2013 and 2012

General. Net income increased $2.3 million to $2.8 million net income for the nine months ended March 31, 2013 from a $497,000 net income for the nine months ended March 31, 2012. The increase was primarily due to a decrease in noninterest expense, which occurred because the nine months ended March 31, 2012 included a $3.6 million expense for the contribution to our newly established charitable foundation. This increase was also impacted by an increase in noninterest income, a decrease in interest expense and a decrease in provision for loan losses, partially offset by a decrease in interest and dividend income.

Net Interest Income. Net interest income increased by $226,000, or 2.1%, to $10.8 million for the nine months ended March 31, 2013 from $10.5 million for the nine months ended March 31, 2012. The increase was due to a decrease of $599,000 in interest expense, partially offset by a decrease of $373,000 in interest and dividend income. The decrease in interest expense was primarily the result of lower rates paid on certificates of deposit. We had a $40.6 million, or 8.8% increase in the average balance of interest earning assets, partially offset by a $35.0 million, or 9.0% increase in average balance of interest bearing liabilities. Our interest rate spread decreased by 14 basis points to 2.75% for the nine months ended March 31, 2013 from 2.89% for the nine months ended March 31, 2012, and our net interest margin decreased by 19 basis points to 2.86% for the nine months ended March 31, 2013 from 3.05% for the nine months ended March 31, 2012.

Interest and Dividend Income. Interest and dividend income decreased $373,000, or 2.8%, to $13.1 million for the nine months ended March 31, 2013 from $13.5 million for the nine months ended March 31, 2012. The decrease in interest income was primarily due to a decrease in interest income on securities, partially offset by an increase in interest income on loans. Interest on securities decreased $412,000, or 9.5%, as a $10.2 million increase in the average balance of securities to $213.5 million at March 31, 2013 was more than offset by a 39 basis point decrease in the average yield on securities from 2.83% to 2.44%. An increase of $39,000 in interest on loans resulted from a $29.8 million, or 12.0%, increase in the average balance of loans to $277.8 million for the nine months ended March 31, 2013, partially offset by a 51 basis point, or 10.4%, decrease in the average yield on loans from 4.92% to 4.41%. The decrease in the average yield on loans and securities reflected a reduction in the current interest rates charged on loans originated and paid on securities purchased during the period versus the average rates on loans and securities in the portfolio in the prior period.

Interest Expense. Interest expense decreased $599,000, or 20.4%, to $2.3 million for the nine months ended March 31, 2013 from $2.9 million for the nine months ended March 31, 2012. The decrease was primarily due to lower market interest rates during the period, partially offset by increased average balances of deposits and borrowings.

Interest expense on interest-bearing deposits decreased by $582,000, or 25.7%, to $1.7 million for the nine months ended March 31, 2013 from $2.3 million for the nine months ended March 31, 2012. This decrease was primarily due to a decrease of 26 basis points in the average cost of interest-bearing deposits to 0.67% for the nine months ended March 31, 2013 from 0.93% for the nine months ended March 31, 2012. We experienced decreases in the average cost across all categories of interest-bearing deposits for the nine months ended March 31, 2013, reflecting lower market interest rates as compared to the prior period. The decrease in average cost was partially offset by a $9.2 million, or 2.8%, increase in the average balance of interest-bearing deposits to $334.9 million for the nine months ended March 31, 2013 from $325.7 million for the nine months ended March 31, 2012.

Interest expense on borrowings decreased $17,000, or 2.5%, to $659,000 for the nine months ended March 31, 2013 from $676,000 for the nine months ended March 31, 2012. This decrease was due a 44 basis point decrease in the average cost of such borrowings to 1.00% for the nine months ended March 31, 2013 from 1.44% for the nine months ended March 31, 2012, largely offset by an increase in the average balance of borrowings to $88.3 million for the nine months ended March 31, 2013 from $62.4 million for the nine months ended March 31, 2012.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $552,000 for the nine months ended March 31, 2013, compared to a provision for loan losses of $727,000 for the nine months ended March 31, 2012. The allowance for loan losses was $4.0 million, or 1.35% of total loans, at March 31, 2013, compared to $3.3 million, or 1.31% of total loans, at March 31, 2012 and $3.5 million, or 1.34% of total loans, at June 30, 2012. Non-performing loans increased during the nine month period ended March 31, 2013 mainly due to four relationships: one in the amount of $633,000 where the borrower has expressed financial difficulty; and, 3 home loans totaling $521,000 entering the foreclosure process. Although the loans were substantially collateralized, the first relationship accounted for an addition to the reserves of $47,000 while two of the three home loan relationships required an aggregate of $95,000 in additional reserves. During the nine months ended March 31, 2013, a net charge-off of $97,000 was recorded while during the nine months ended March 31, 2012, a net charge-off of $559,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Nine Months Ended March 31, 2013	Year Ended June 30, 2012

Allowance to non-performing loans	57.60%	65.95%
Allowance to total loans outstanding at the end of the period	1.35%	1.34%
Net charge-offs to average total loans outstanding during the period, annualized	.05%	.30%
Total non-performing loans to total loans	2.35%	2.03%
Total non-performing assets to total assets	1.39%	1.30%

Noninterest Income. Noninterest income increased $601,000, or 21.5%, to $3.4 million for the nine months ended March 31, 2013 compared to $2.8 million for the nine months ended March 31, 2012. The increase was primarily due to increases in net realized gains on the sale of securities available-for-sale and mortgage banking income, partially offset by a decrease in customer service fees. For the nine months ended March 31, 2013, net realized gains on the sale of securities available-for-sale increased from $385,000 to $629,000 and mortgage banking income increased from $206,000 to $441,000, while customer service fees decreased from $466,000 to $414,000. The increase in net realized gains on the sale of available-for-sale securities was due to the rate environment in the nine months ended March 31, 2013, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the nine months ended March 31, 2012. The increase in mortgage banking income was primarily due to an increase in mortgage servicing rights as a result of a higher balance of loans sold at March 31, 2013 compared to March 31, 2012. The decrease in customer service fees reflects fewer service fees and charges collected on deposit accounts.

Noninterest Expense. Noninterest expense decreased $2.7 million, or 22.2%, to $9.3 million for the nine months ended March 31, 2013 from $12.0 million for the nine months ended March 31, 2012. The largest components of this decrease were charitable contributions, which decreased $3.6 million, or 99.8%, and audit and examinations, which decreased $55,000, or 19.4%. The decrease in charitable contributions was a result of a donation of $3.6 million in stock and cash to fund our charitable foundation in the nine months ended March 31, 2012. The decrease in audit and examinations was the result of increased costs associated with transitioning to a public company in the nine months ended March 31, 2012. These decreases were partially offset by increases in compensation and benefits of $478,000, and equipment expense of $206,000. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Increases in equipment expense were due to routine technology upgrades and expenses incurred to move our information technology department to a more secure and efficient location.

Income Tax Expense. We recorded a provision for income tax of $1.5 million for the nine months ended March 31, 2013, compared to a provision for income tax of $138,000 for the nine months ended March 31, 2012, reflecting effective tax rates of 35.5% and 21.7%, respectively. The increased tax rate for the nine months ended March 31, 2013, was a result of a lower taxable income in the nine months ended March 31, 2012, due to a contribution of $3.6 million to establish our charitable foundation, Iroquois Federal Foundation, Inc.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. Net income increased $76,000 to $924,000 net income for the three months ended March 31, 2013 from a $848,000 net income for the three months ended March 31, 2012. The increase was primarily due to decreases in the provision for loan losses and interest expense, partially offset by a decrease in interest and dividend income, a decrease in noninterest income and an increase in noninterest expense.

Net Interest Income. Net interest income remained at $3.6 million for the three months ended March 31, 2013 and for the three months ended March 31, 2012. The relatively unchanged net interest income in the two periods was a result of a decrease of $166,000 in interest expense offset by a decrease of $100,000 in interest and dividend income. We had a $55.3 million, or 11.9%, increase in the average balance of interest earning assets, partially offset by a $47.1 million, or 12.0%, increase in average balance of interest bearing liabilities. Our interest rate spread decreased by 20 basis points to 2.70% for the three months ended March 31, 2013 from 2.90% for the three months ended March 31, 2012, and our net interest margin decreased by 24 basis points to 2.81% for the three months ended March 31, 2013 from 3.05% for the three months ended March 31, 2012.

Interest and Dividend Income. Interest and dividend income decreased $100,000, or 2.2%, to $4.4 million for the three months ended March 31, 2013 from $4.5 million for the three months ended March 31, 2012. The decrease in interest and dividend income was primarily due to a $196,000 decrease in interest income on securities, partially offset by a $93,000 increase in interest on loans. Interest income on securities decreased due to a 49 basis point, or 17.5%, decrease in the average yield on securities from 2.80% to 2.31%, partially offset by a $9.8 million, or 4.8%, increase in the average balance of securities to $216.2 million for the three months ended March 31, 2013, from $206.4 million for the three months ended March 31, 2012. Interest on loans increased $93,000, or 3.1%, as a $38.9 million increase in the average balance of loans to $293.9 at March 31, 2013 was partially offset by a 51 basis point decrease in the average yield on loans from 4.78% to 4.27%. The decrease in the average yield on loans and securities reflected a reduction in the current interest rates charged on loans originated and paid on securities purchased during the period versus the average rates on loans and securities in the portfolio during the prior period.

Interest Expense. Interest expense decreased $166,000, or 18.0%, to $755,000 for the three months ended March 31, 2013 from $921,000 for the three months ended March 31, 2012. The decrease was primarily due to lower market interest rates during the period.

Interest expense on interest-bearing deposits decreased by $152,000, or 21.8%, to $546,000 for the three months ended March 31, 2013 from $698,000 for the three months ended March 31, 2012. This decrease was primarily due to a decrease of 22 basis points in the average cost of interest-bearing deposits to 0.63% for the three months ended March 31, 2013 from 0.85% for the three months ended March 31, 2012. We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended March 31, 2013, reflecting lower market interest rates as compared to the prior period. The decrease was partially offset by a $16.1 million, or 4.9%, increase in the average balance of interest-bearing deposits to $344.1 million for the three months ended March 31, 2013 from $328.0 million for the three months ended March 31, 2012.

Interest expense on borrowings decreased $14,000, or 6.3%, to $209,000 for the three months ended March 31, 2013 from $223,000 for the three months ended March 31, 2012. This decrease was due to a 50 basis point decrease in the average cost of such borrowings to 0.87% for the three months ended March 31, 2013 from 1.37% for the three months ended March 31, 2012, partially offset by an increase in the average balance of borrowings to $95.9 million for the three months ended March 31, 2013 from $65.0 million for the three months ended March 31, 2012.

Provision for Loan Losses. We recorded a provision for loan losses of $45,000 for the three months ended March 31, 2013, compared to a provision for loan losses of $393,000 for the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, $24,000 and $184,000 in net charge-offs were recorded.

Noninterest Income. Noninterest income decreased $28,000, or 2.9%, to $931,000 for the three months ended March 31, 2013 from $959,000 for the three months ended March 31, 2012. The slight decrease was primarily due to a decrease in net realized gains on the sale of securities available-for-sale, partially offset by an increase in insurance commissions. For the three months ended March 31, 2013, net realized gains on the sale of securities available-for-sale decreased from $95,000 to $61,000, while insurance commissions increased from $178,000 to $200,000. The decrease in net realized gains on the sale of available-for-sale securities was due to the rate environment in the three months ended March 31, 2012, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the three months ended March 31, 2013. The increase in insurance commissions was due to an increase in insurance sales.

Noninterest Expense. Noninterest expense increased $270,000, or 9.6%, to $3.1 million for the three months ended March 31, 2013 from $2.8 million for the three months ended March 31, 2012. The largest components of this increase were compensation and benefits, which increased $219,000 or 12.1%, and equipment expense, which increased $72,000 or 40.0%, partially offset by a decrease of $11,000, or 19.0% in professional services. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Increases in equipment expense were due to routine technology upgrades and expenses incurred to move our information technology department to a more secure and efficient location. The decrease in professional services was due to increased costs in the three months ended March 31, 2012 as we transitioned to operating as a public company.

Income Tax Expense. We recorded a provision for income tax of $518,000 for the three months ended March 31, 2013, compared to a provision for income tax of $478,000 for the three months ended March 31, 2012, reflecting effective tax rates of 35.9% and 36.0%, respectively.

Asset Quality

At March 31, 2013, our non-accrual loans totaled $6.4 million, including $4.3 million in one-to four-family loans, $1.7 million in multi-family loans, $245,000 in commercial real estate loans, $23,000 in home equity lines of credit, $41,000 in commercial business loans and $73,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At March 31, 2013, we had $476,000 in loans delinquent 90 days or greater and still accruing interest, including 5 one-to four-family loans totaling $468,000 and 2 auto loans aggregating $8,000.

At March 31, 2013, loans classified as substandard and doubtful equaled $7.1 million and $93,000, respectively. Loans classified as substandard consisted of $4.9 million in one-to four-family loans, $1.7 million in multi-family loans, $154,000 in commercial real estate loans, $23,000 in home equity lines of credit, $259,000 in commercial business loans and $79,000 in consumer loans. Loans classified as doubtful consisted of $91,000 in commercial real estate and $2,000 in consumer loans. At March 31, 2013, no loans were classified as loss.

At March 31, 2013, watch assets consisted of $596,000 in one-to four-family loans, $183,000 in multi-family loans, $371,000 in commercial real estate loans, $28,000 in home equity lines of credit, $1.1 million in commercial business loans and $2,000 in consumer loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At March 31, 2013 and June 30, 2012, we had $3.4 million and $3.8 million, respectively, of troubled debt restructurings. At March 31, 2013 our troubled debt restructurings consisted of $1.9 million in one-to four-family loans, $1.4 million in multi-family loans, $91,000 in commercial real estate loans, $41,000 in commercial business loans and $2,000 in consumer loans.

At March 31, 2013, we had $706,000 in foreclosed assets compared to $1.3 million as of June 30, 2012. Foreclosed assets at March 31, 2013 consisted of $702,000 in residential real estate properties and one piece of commercial equipment valued at $4,000, while at June 30, 2012, foreclosed assets consisted entirely of residential real estate properties.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine-month periods ended March 31, 2013 and 2012:

	Nine months ended March 31,
	2013	2012

Balance, beginning of period	$3,531	$3,149
Loans charged off
Real estate loans:
One-to four-family	(35)	(501)
Multi-family	—	—
Commercial	—	(49)
HELOC	—	—
Construction	—	—
Commercial business	(50)	(29)
Consumer	(64)	(86)

Gross charged off loans	(149)	(665)

Recoveries of loans previously charged off
Real estate loans:
One-to four-family	41	71
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	11	35

Gross recoveries of charged off loans	52	106

Net charge offs	(97)	(559)

Provision charged to expense	552	727

Balance, end of period	$3,986	$3,317

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $455,000 to $4.0 million at March 31, 2013, from $3.5 million at June 30, 2012. The increase was a result of an increase in both outstanding loans and nonperforming loans and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at March 31, 2013.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the

Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of March 31, 2013 and June 30, 2012:

Portfolio segment	March 31, 2013 Net charge offs – 12 quarter weighted historical	June 30, 2012 Net charge offs – 12 quarter weighted historical

Real Estate:
One-to four-family	.28%	.48%
Multi-family	.28%	.33%
Commercial	.08%	.13%
HELOC	.24%	.12%
Construction	.00%	.00%
Commercial business	.32%	.16%
Consumer	.36%	.16%

Total portfolio	.26%	.39%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At March 31, 2013, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at March 31, 2013	Qualitative factor applied at June 30, 2012

Real Estate:
One-to four-family	.63%	.39%
Multi-family	.87%	.82%
Commercial	.94%	.46%
HELOC	.66%	.78%
Construction	.78%	.94%
Commercial business	2.28%	2.33%
Consumer	.45%	.54%

Total portfolio	.78%	.57%

At March 31, 2013, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $2.3 million, as compared to $1.5 million at June 30, 2012. The general increase in qualitative factors was attributable primarily to the increase in past due and non-accrual loans.

Because of the recent added concern based on the overall condition of the real estate market and in particular how the market is affecting the Junior Lien and HELOC loan portfolios, as with all portfolios, the Company has reviewed these two portfolios to determine the adequacy of the allowance. The Company notes that Junior Lien loans are one-to four-family loans that are in a subordinate lien position, and can be subordinate to either a Company first lien or another institution first lien and all are fully amortized loans, and HELOC loans were initially underwritten to ensure adequate cash flow to make payments even under stressed conditions. Based on review of the HELOC portfolio, $2.3 million had initial combined loan to value ratios of between 81% and 90%. The present allowance calculation includes .66% of qualitative factors to address added concerns, above a weighted average loss factor of .24%.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2013 and the year ended June 30, 2012, our liquidity ratio averaged 39.8% and 42.6% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2013.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $13.4 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $250,000 at March 31, 2013.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $3.7 million and $4.1 million for the nine months ended March 31, 2013 and 2012, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay downs on mortgage-backed securities. Net cash used in investing activities was $35.2 million and $28.0 million for the nine months ended March 31, 2013 and 2012, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash provided by (used in) financing activities was $36.7 million and $(26.8) million for the nine months ended March 31, 2013 and 2012, respectively.

In the nine months ended March 31, 2012, net cash used in financing activities consisted primarily of a decrease in deposits held in escrow for our mutual to stock conversion which closed on July 7, 2012, offset by proceeds from Federal Home Loan Bank Advances and proceeds from the issuance of common stock, net of costs, from the mutual-to-stock conversion.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2013 and June 30, 2012.

	March 31, 2013	June 30, 2012
	(Dollars in thousands)

Commitments to fund loans	$11,982	$7,150
Lines of credit	13,819	15,461

At March 31, 2013, certificates of deposit due within one year of March 31, 2013 totaled $152.8 million, or 41.2% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $86.0 million at March 31, 2013. At March 31, 2013, we had the ability to borrow up to an additional $35.0 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $11.5 million from the Federal Reserve based on current collateral pledged.

On September 12, 2012, the Company announced, a stock repurchase program whereby the Company may repurchase up to 240,563 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of March 31, 2013, 214,035 shares were repurchased at an average price of $13.71 per share, and the maximum number of shares that may yet be purchased under the plan was 26,528.

At the annual meeting on November 19, 2012, the IF Bancorp, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by stockholders. The purpose of the Equity Incentive Plan is to promote the long-term financial success of the Company and its Subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders. The Equity Incentive Plan authorizes the issuance or delivery to participants of up to 673,575 shares of the Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) is 481,125 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units is 192,450. No awards were made as of March 31, 2013.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	March 31, 2013	June 30, 2012	Minimum to Be Well
	Actual	Actual	Capitalized

Tier 1 capital to total assets
Association	11.3%	11.6%	5.0%
Company	15.1%	16.1%	N/A
Tier 1 capital to risk-weighted assets
Association	21.4%	23.0%	6.0%
Company	28.3%	32.1%	N/A
Total capital to risk-weighted assets
Association	22.7%	24.3%	10.0%
Company	29.6%	33.3%	N/A

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

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$293,892	$3,140	4.27%	$254,982	$3,047	4.78%
Securities:
U.S. government, federal agency and government-sponsored enterprises	139,839	781	2.23%	159,113	1,042	2.62%
Mortgage-backed:
GSE-residential	72,599	453	2.50%	44,573	388	3.48%
State and political subdivisions	3,759	15	1.60%	2,673	15	2.24%

Total securities	216,197	1,249	2.31%	206,359	1,445	2.80%
Other	8,860	6	0.27%	7,297	3	0.16%

Total interest-earning assets	518,949	4,395	3.39%	468,638	4,495	3.84%
Non-interest earning assets	24,156			26,003

Total assets	$543,105			$494,641

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$33,769	15	0.18%	$29,769	15	0.20%
Savings accounts	32,540	22	0.27%	28,892	24	0.33%
Money market accounts	65,869	39	0.24%	67,322	50	0.30%
Certificates of deposit	211,949	470	0.89%	201,997	609	1.21%

Total interest-bearing deposits	344,127	546	0.63%	327,980	698	0.85%
Federal Home Loan Bank Advances and repurchase agreements	95,925	209	0.87%	64,988	223	1.37%

Total interest-bearing liabilities	440,052	755	0.69%	392,968	921	0.94%
Noninterest-bearing liabilities	18,018			16,757

Total liabilities	458,070			409,725
Stockholders’ equity	85,035			84,916

Total liabilities and stockholders’ equity	$543,105			$494,641

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Net interest income		$3,640			$3,574

Interest rate spread (1)			2.70%			2.90%

Net interest margin (2)			2.81%			3.05%

Net interest-earning assets (3)	$78,897			$75,670

Average interest-earning assets to interest-bearing liabilities	118%			119%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Nine Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$277,848	$9,188	4.41%	$248,074	$9,149	4.92%
Securities:
U.S. government, federal agency and government-sponsored enterprises	139,813	2,452	2.34%	157,353	3,091	2.62%
Mortgage-backed:
GSE-residential	69,889	1,408	2.69%	43,333	1,179	3.63%
State and political subdivisions	3,825	44	1.53%	2,688	46	2.28%

Total securities	213,527	3,904	2.44%	203,374	4,316	2.83%
Other	9,931	19	0.26%	9,294	19	0.27%

Total interest-earning assets	501,306	13,111	3.49%	460,742	13,484	3.90%
Non-interest earning assets	27,323			26,439

Total assets	$528,629			$487,181

	For the Nine Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$31,645	42	0.18%	$27,904	43	0.21%
Savings accounts	30,207	62	0.27%	27,002	72	0.36%
Money market accounts	64,989	120	0.25%	67,826	155	0.30%
Certificates of deposit	208,106	1,458	0.93%	202,990	1,994	1.31%

Total interest-bearing deposits	334,947	1,682	0.67%	325,722	2,264	0.93%
Federal Home Loan Bank Advances and repurchase agreements	88,253	659	1.00%	62,441	676	1.44%

Total interest-bearing liabilities	423,200	2,341	0.74%	388,163	2,940	1.01%
Noninterest-bearing liabilities	19,510			15,360

Total liabilities	442,710			403,523
Stockholders’ equity	85,919			83,658

Total liabilities and stockholders’ equity	$528,629			$487,181

Net interest income		$10,770			$10,544

Interest rate spread (1)			2.75%			2.89%

Net interest margin (2)			2.86%			3.05%

Net interest-earning assets (3)	$78,106			$72,579

Average interest-earning assets to interest-bearing liabilities	118%			119%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the changes due to rate and the changes due to volume in proportion to the relationship of the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2013 vs. 2012			Nine Months Ended March 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$1,585	$(1,492)	$93	$1,379	$(1,340)	$39
Securities	390	(587)	(197)	311	(728)	(417)
Other	7	(3)	4	5	—	5

Total interest-earning assets	$1,982	$(2,082)	$(100)	$1,695	$(2,068)	$(373)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$7	$(7)	$—	$8	$(9)	$(1)
Savings accounts	13	(15)	(2)	13	(23)	(10)
Certificates of deposit	181	(320)	(139)	80	(616)	(536)
Money market accounts	(8)	(3)	(11)	(12)	(23)	(35)

Total interest-bearing deposits	193	(345)	(152)	89	(671)	(582)
Federal Home Loan Bank advances and repurchase agreements	360	(374)	(14)	306	(323)	(17)

Total interest-bearing liabilities	$553	$(719)	$(166)	$395	$(994)	$(599)

Change in net interest income	$1,429	$(1,363)	$66	$1,300	$(1,074)	$226

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2013, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company for the quarter ended March 31, 2013 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/13 - 1/31/13	16,854	$13.81	16,854	47,157
2/1/13 - 2/28/13	9,400	14.93	9,400	37,757
3/1/13 - 3/31/13	11,229	15.21	11,229	26,528

Total	37,483	$14.51	37,483

(1)	On September 12, 2012, the Company announced the commencement of a stock repurchase program to acquire up to 240,563, or 5%, of the Company’s then outstanding common stock. The repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to purchase any particular number of shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 13, 2013	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: May 13, 2013	/s/ Pamela J. Verkler
Pamela J. Verkler
Vice President and Chief Financial Officer (Principal Financial Officer)