Form 10-K
period 2013-06-30
IF Bancorp, Inc.
filed 2013-09-23
CIK 1514743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2012 was $55,398,844.

The number of shares outstanding of the registrant’s common stock as of September 17, 2013 was 4,570,692.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 18, 2013 are incorporated by reference in Part III of this Form 10-K.

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

General

IF Bancorp, Inc. (“IF Bancorp” or the “Company”) is a Maryland corporation formed in March 2011 to become the holding company for Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”). On July 7, 2011, the Company completed its initial public offering of common stock in connection with Iroquois Federal’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to Iroquois Federal’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, the Company issued 314,755 shares of its common stock to the Iroquois Federal Foundation.

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2013 and 2012, we had consolidated assets of $547.5 million and $511.3 million, consolidated deposits of $371.2 million and $344.5 million and consolidated equity of $81.7 million and $86.6 million, respectively.

Iroquois Federal is a federally chartered savings association headquartered in Watseka, Illinois. The Association’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans (including farm loans), home equity lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land development loans. We also invest in securities, which historically have consisted primarily of securities issued by the U.S. government, U.S. government agencies and U.S. government-sponsored enterprises, as well as mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises. To a lesser extent, we also invest in municipal obligations.

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

We are dedicated to offering alternative banking delivery systems, including ATMs, online banking, ACH payroll, remote capture and telephone banking delivery systems. We recently relocated our IT Department to a modernized, secure facility in Kankakee, Illinois which allowed us to improve efficiency, security, and our ability to expand our mobile banking platform. We have recently added text message options to our mobile banking solutions and introduced mobile aps for the iPhone, iPad, Android and Android Tablet.

Available Information

IF Bancorp, Inc is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

IF Bancorp’s executive offices are located at 201 East Cherry Street, Watseka, Illinois 60970. Our telephone number at this address is (815) 432-2476, and our website address is www.iroquoisfed.com. Information on our website should not be considered a part of this annual report.

Market Area

We conduct our operations from our four full-service banking offices located in the municipalities of Watseka, Danville, Clifton and Hoopeston, Illinois and our loan production and wealth management office in Osage Beach, Missouri. We have received regulatory clearance to open a new branch office at 108 Arbours Drive, Savoy, Illinois, in Champaign County. We expect to open the new branch in the fourth calendar quarter of 2013 or the first calendar quarter of 2014. Our primary lending market includes the Illinois counties of Vermilion and Iroquois, as well as the adjacent counties in Illinois and Indiana. Our loan production and wealth management office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan.

In recent years our primary market area has experienced negative growth, reflecting in part, the economic downturn. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 29,000 in July 2012, a decrease of 1.6% since April 2010, and Vermilion County had an estimated population of 81,000 in July 2012, a decrease of 1.1% since April 2010. According to the Illinois Department of Employment Security, the May 2013 unemployment rates for Iroquois County and Vermilion County were 6.9% and 9.7%, respectively, compared to 7.4% and 8.9%, respectively, for May 2012.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2012, the latest date for which FDIC data is available, we ranked second of 13 bank and thrift institutions with offices in Iroquois County with a 22.8% deposit market share. As of the same date, we ranked second of 16 bank and thrift institutions with offices in Vermilion County with a 15.9% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land development loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2013 and 2012, the amount of such loans equaled $15.7 million and $17.2 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2013 and 2012, the amount of such loans equaled $27.7 million and $16.2 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

The Association’s legal lending limit to any one borrower is 15% of unimpaired capital and surplus. On July 30, 2012 our bank received approval from the Comptroller of the Currency to participate in the Supplemental Lending Limits Program (SLLP). This program allows eligible savings associations to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower, in the lesser of the following two amounts: (1) 10% of its capital and surplus; or (2) the percentage of capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for loans secured by one- to four-family residential real estate, small business loans, small farm loans or unsecured loans in the state where the main office of the savings association is located. For our association this additional limit (or “supplemental limit(s)”) for one- to four-family residential real estate, small business, or small farm loans is 10% of our Association’s capital and surplus. In addition, the total outstanding amount of the Association’s loans or extensions of credit or parts of loans and extensions of credit made to all of its borrowers under the SLLP may not exceed 100% of the Association’s capital and surplus. By Association policy, participation of any credit facilities in the SLLP is to be infrequent and all credit facilities are to be with prior Board approval.

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $74.7 million and $66.7 million as of June 30, 2013 and 2012, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $492,000, $179,000, $0, $460,000 and $156,000 at June 30, 2013, 2012, 2011, 2010, and 2009, respectively.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$147,221	45.95%	$147,686	55.93%	$148,448	60.82%	$153,774	64.55%	$157,109	69.48%
Multi-family	58,442	18.24	38,547	14.60	26,299	10.78	19,232	8.07	14,818	6.55
Commercial	74,679	23.30	32,925	12.47	27,402	11.23	24,956	10.48	23,815	10.53
Home equity lines of credit	8,228	2.57	8,994	3.41	10,043	4.12	7,853	3.30	4,581	2.03
Construction	2,497	0.78	8,396	3.18	4,039	1.65	2,112	0.89	1,915	0.85
Commercial	19,695	6.15	13,917	5.27	12,068	4.94	13,410	5.63	9,252	4.09
Consumer	9,662	3.01	13,578	5.14	15,779	6.46	16,875	7.08	14,627	6.47

Total loans	320,424	100.00%	264,043	100.00%	244,078	100.00%	238,212	100.00%	226,117	100.00%

Other items:
Unearned fees and discounts, net	67		63		19		(35)		(44)
Loans in process	644		1,539		890		(1,197)		(896)
Allowance for loan losses	3,938		3,531		3,149		(2,767)		(1,365)

Total loans, net	$315,775		$258,910		$240,020		$234,213		$223,812

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2013. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2013.

	One- to four-family residential real estate (1)		Multi-family real estate		Commercial real estate		Home equity lines of credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,

2014	$15,904	3.29%	$266	6.25%	$9,843	4.12%	$917	4.55%
2015	893	5.93	289	5.34	2,405	4.22	1,055	4.37
2016 to 2017	3,312	5.53	23,505	4.08	10,174	4.93	2,011	4.10
2018 to 2022	11,088	4.73	22,737	4.08	26,606	4.13	805	3.84
2023 to 2027	17,817	4.31	6,462	3.80	17,874	3.41	3,101	4.02
2028 and beyond	98,207	4.35	5,183	4.50	7,777	4.66	339	3.95

Total	$147,221	4.29%	$58,442	4.10%	$74,679	4.12%	$8,228	4.12%

	Construction		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,

2014	$1,690	3.75%	$7,949	4.77%	$1,903	4.89%	$38,472	3.96%
2015	—	—	441	5.33	1,343	8.73	6,426	5.55
2016 to 2017	—	—	3,977	5.65	4,213	6.71	47,192	4.74
2018 to 2022	—	—	6,234	4.75	1,914	4.79	69,384	4.28
2023 to 2027	—	—	201	4.25	50	7.78	45,505	3.87
2028 and beyond	807	3.21	893	3.26	239	3.00	113,445	4.35

Total	$2,497	3.58%	$19,695	4.88%	$9,662	6.16%	$320,424	4.30%

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2013 that are contractually due after June 30, 2014.

	Due After June 30, 2014
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family (1)	$46,766	$84,551	$131,317
Multi-family	35,338	22,838	58,176
Commercial	39,699	25,137	64,836
Home equity lines of credit	3,888	3,423	7,311
Construction	148	659	807
Commercial	10,255	1,491	11,746
Consumer	7,759	—	7,759

Total loans	$143,853	$138,099	$281,952

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2013, $147.2 million, or 45.9% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of one to seven years and annual interest rate adjustments thereafter, that amortize over a period up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 100%. Private mortgage insurance is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2013, fixed-rate one- to four-family residential mortgage loans totaled $49.7 million, or 33.8% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $97.5 million, or 66.2% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $417,000 for single-family homes. At June 30, 2013, our average one- to four-family residential mortgage loan had a principal balance of $77,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2013, $30.1 million, or 20.4%, of our total one- to four-family residential loans had principal balances in excess of $417,000. Most of our jumbo loans are originated with a seven-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $23.2 million and $16.8 million for the years ended June 30, 2013 and 2012, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

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

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2013, approximately $1.5 million, or 1.0% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2013, $74.7 million, or 23.3% of our loan portfolio consisted of commercial real estate loans, and $58.4 million, or 18.2% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2013, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois and Indiana.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, churches, and farm loans secured by real estate. At June 30, 2013, loans secured by commercial real estate had an average loan balance of $437,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 20 to 25 years. At June 30, 2013, $29.3 million or 39.2% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 20 to 25 years. At June 30, 2013, $22.8 million or 39.1% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2013, our largest commercial real estate loan had an outstanding balance of $7.5 million, was secured by a commercial office building, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $6.8 million, was secured by apartments, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2013 we had $8.2 million, or 2.6% of our total loan portfolio in home equity lines of credit. At that date we had $5.4 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2013, we had $19.7 million of commercial business loans outstanding, representing 6.1% of our total loan portfolio. At that date, we also had $6.1 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

In underwriting commercial business loans, we generally lend up to 80% of the appraised value or purchase price of the collateral securing the loan, whichever is lower. The commercial business loans that we offer have fixed interest rates or adjustable rates indexed to the prime rate of interest plus an applicable margin, and with terms ranging from one to seven years. Our commercial business loan portfolio consists primarily of secured loans. When making commercial business loans, we consider the financial statements, lending history and debt service capabilities of the borrower (generally requiring a minimum ratio of 120%), the projected cash flows of the business and the value of the collateral, if any. Virtually all of our loans are guaranteed by the principals of the borrower.

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

At June 30, 2013, our largest commercial business loan outstanding was for $2.8 million and was secured by manufacturing equipment and assets. At June 30, 2013, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2013, $2.5 million, or 0.8%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties. At June 30, 2013, the unadvanced portion of these construction loans totaled $411,000.

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

At June 30, 2013, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2013 was for an assisted living facility and had a principal balance of $1.7 million. This loan was performing in accordance with its terms at June 30, 2013.

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

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2013 and 2012, the amount of commercial loan participations totaled $27.7 million and $16.2 million, respectively, of which $9.8 million and $7.3 million, at June 30, 2013 and 2012 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. We retain servicing on all loans sold under this program. During the years ended June 30, 2013 and 2012, we sold $23.2 million and $16.8 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Loan Losses—Other Credit Risk.”

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

Non-performing and Problem Assets

For all of our loans, once a loan is 15 days delinquent, a past due notice is mailed. Past due notices continue to be mailed monthly in the event the account is not brought current. Prior to the time a loan is 30 days past due, we attempt to contact the borrower by telephone. Thereafter we continue with follow-up calls. Generally, once a loan becomes 90 days delinquent, if no work-out efforts have been pursued, we commence the foreclosure or repossession process. A summary report of all loans 90 days or more past due and all criticized and classified loans is provided monthly to our Board of Directors.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2013, 2012, 2011, 2010 and 2009, we had troubled debt restructurings of approximately $3.3 million, $3.8 million, $1.8 million, $782,000 and $951,000, respectively. At the dates presented, we had no loans that were delinquent 120 days or greater and that were still accruing interest.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$3,439	$3,667	$4,881	$3,056	$3,490
Multi-family	353	1,477	—	—	—
Commercial	194	95	206	—	—
Home equity lines of credit	—	—	73	—	—
Construction	—	—	—	—	—
Commercial	242	2	4	—	—
Consumer	64	113	108	—	14

Total non-accrual loans	4,292	5,354	5,272	3,056	3,504

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	30	—	—	733	372
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	36	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	8	20

Total loans delinquent 90 days or greater and still accruing	30	—	—	777	392

Total non-performing loans	4,322	5,354	5,272	3,833	3,896

Performing troubled debt restructurings	2,015	310	—	—	—
Total non-performing assets and performing troubled debt restructurings	$6,337	$5,664	$5,272	$3,833	$3,896

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	414	1,246	690	497	113
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	—	22	—	—	—
Construction	—	—	—	—	—
Commercial	4	—	—	—	—
Consumer	—	—	20	—	13

Total other real estate owned and foreclosed assets	418	1,268	710	497	126

Total non-performing assets	$4,740	$6,622	$5,982	$4,330	$4,022

Ratios:
Non-performing loans to total loans	1.35%	2.03%	2.16%	1.61%	1.72%
Non-performing assets to total assets	0.87%	1.30%	1.17%	1.13%	1.07%

(1)	Includes home equity loans.

For the years ended June 30, 2013 and 2012, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $312,000 and $270,000, respectively. We recognized no interest income on such loans for the years ended June 30, 2013 and 2012.

At June 30, 2013, our non-accrual loans totaled $4.3 million. These non-accrual loans consisted primarily of 26 one- to four-family residential loans with aggregate principal balances totaling $3.4 million and specific allowances of $403,000, 4 commercial real estate loans with aggregate principal balances totaling $194,000 and specific allowances of $8,000, 3 multi-family loans with aggregate principal balance totaling $352,000 with no specific allowances, 3 commercial business loans with aggregate principal balance totaling $242,000 and specific allowances of $5,000, and 7 consumer loans with aggregate principal balances totaling $64,000 and specific allowances of $25,000.

Other than as disclosed in the above tables, there are no other loans at June 30, 2013 about which management has serious doubts regarding the ability of the borrowers to comply with the present loan repayment terms.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2013 and 2012, we had $3.3 million and 3.8 million, respectively, of troubled debt restructurings. At June 30, 2013 our troubled debt restructurings consisted of $1.8 million of residential one- to four-family mortgage loans, $39,000 of commercial loans, $1.4 million of multi-family real estate loans, $46,000 of commercial real estate loans and $2,000 of consumer loans, all of which were impaired.

For the years ended June 30, 2013 and 2012, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $207,000 and $217,000, respectively. We recognized interest income of $7,000 and $9,000 on such modified loans for the years ended June 30, 2013 and 2012, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days or Greater
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2013
Real estate loans:
One- to four-family (1)	14	827	17	2,472	31	3,299
Multi-family	—	—	—	—	—	—
Commercial	—	—	1	46	1	46
Home equity lines of credit	1	8	—	—	1	8
Construction	—	—	—	—	—	—
Commercial	2	15	—	—	2	15
Consumer	9	50	4	44	13	94

Total loans	26	$900	22	$2,562	48	$3,462

At June 30, 2012
Real estate loans:
One- to four-family (1)	13	1,057	11	1,949	24	3,006
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	2	57	1	7	3	64
Construction	—	—	—	—	—	—
Commercial	1	11	—	—	1	11
Consumer	4	23	3	40	7	63

Total loans	20	$1,148	15	$1,996	35	$3,144

At June 30, 2011
Real estate loans:
One- to four-family (1)	10	631	19	3,458	29	4,089
Multi-family	—	—	—	—	—	—
Commercial	—	—	2	104	2	104
Home equity lines of credit	2	67	1	37	3	104
Construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	8	80	4	25	12	105

Total loans	20	$778	26	$3,624	46	$4,402

At June 30, 2010
Real estate loans:
One- to four-family (1)	6	$325	21	$3,789	27	$4,114
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	1	36	1	36
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	4	41	1	8	5	49

Total loans	10	$366	23	$3,833	33	$4,199

At June 30, 2009
Real estate loans:
One- to four-family (1)	13	$938	27	$3,862	40	$4,800
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	1	14	—	—	1	14
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	4	23	4	34	8	57

Total loans	18	$975	31	$3,896	49	$4,871

(1)	Includes home equity loans.

Total delinquent loans increased by $318,000 to $3.5 million at June 30, 2013 from $3.1 million at June 30, 2012. The increase in delinquent loans was due primarily to an increase of $523,000 in one- to four-family loans delinquent 90 days or more and an increase of $46,000 in multi-family loans delinquent 90 days or more, offset by a decrease of $230,000 in one- to four-family loans delinquent 60 to 89 days.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2013, we had $418,000 in foreclosed assets compared to $1.3 million as of June 30, 2012. Foreclosed assets at June 30, 2013, consisted of $414,000 in residential real estate properties and $4,000 in commercial equipment, while foreclosed assets at June 30, 2012, consisted of $1.3 million in residential real estate properties.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as watch.

When we classify assets as either substandard or doubtful, we undertake an impairment analysis which may result in allocating a portion of our general loss allowances to a specific allowance for such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we charge off the asset. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2013 and 2012, include approximately $4.3 million and $5.4 million of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $441,000 and $1.0 million at June 30, 2013 and 2012, respectively. Substandard assets shown include foreclosed assets.

	At June 30,
	2013	2012
	(In thousands)
Classified assets:
Substandard	$6,709	$6,858
Doubtful	46	—
Loss	—	—

Total classified assets	6,755	6,858
Watch	2,045	1,788

Total criticized assets	$8,800	$8,646

At June 30, 2013, substandard assets consisted of $4.1 million of one- to four-family residential mortgage loans, $1.7 million in multi-family loans, $148,000 of commercial real estate loans, $242,000 of commercial business loans, $64,000 of consumer loans, and $418,000 of real estate owned. At June 30, 2013, watch assets consisted of $483,000 of one- to four-family residential mortgage loans, $182,000 of multi-family loans, $370,000 of commercial real estate loans and $1.0 million of commercial business loans. At June 30, 2013, doubtful assets consisted of $46,000 in commercial real estate loans. At June 30, 2013, no assets were classified as loss.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago prior to December 2008 under its Mortgage Partnership Finance Program (“MPFP”). However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We continue to service approximately $9.1 million of these loans, for which our maximum potential credit risk is approximately $787,000. From June 2000 to June 30, 2013, we experienced only $12,000 in actual losses under the MPFP. Loans that we have sold to the Federal Home Loan Bank of Chicago since December 2008 are sold under its Mortgage Partnership Finance Xtra Program, rather than the MPFP. Unlike loans sold under the MPFP, we do not retain any credit risk with respect to loans sold under the Mortgage Partnership Finance Xtra Program.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance for loan losses increased $407,000 to $3.9 million at June 30, 2013, from $3.5 million at June 30, 2012. The increase was a result of an increase in outstanding loans and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at June 30, 2013.

As noted above, in its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation.

The following table sets forth the Company’s weighted average historical net charge-offs as of June 30, 2013, and June 30, 2012:

Portfolio segment	June 30, 2013 Net charge-offs – 12 quarter weighted historical	June 30, 2012 Net charge-offs – 12 quarter weighted historical
Real Estate
One- to four-family	.12%	.48%
Multi-family	(.02)%	.33%
Commercial	.08%	.13%
HELOC	.09%	.12%
Construction	—%	—%
Commercial business	.30%	.16%
Consumer	.32%	.16%
Entire portfolio total	.12%	.39%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. As noted above, the Company has identified specific qualitative factors that address these issues and assigns a percentage to each factor based on management’s judgement. The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at June 30, 2013	Qualitative factor applied at June 30, 2012
Real Estate
One- to four-family	.72%	.39%
Multi-family	1.42%	.82%
Commercial	1.12%	.46%
HELOC	1.01%	.78%
Construction	.99%	.94%
Commercial business	1.89%	2.33%
Consumer	.47%	.54%
Entire portfolio total	.98%	.57%

At June 30, 2013, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $3.1 million, as compared to $1.5 million at June 30, 2012. The general increase in qualitative factors was attributable primarily to significant loan growth from 2012 to 2013.

While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio, the increase in troubled debt restructurings and the potential changes in market conditions, our level of nonperforming assets and resulting charges-offs may fluctuate. Higher levels of net charge-offs requiring additional provisions for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$3,531	$3,149	$2,767	$1,365	$1,052

Charge-offs:
Real estate loans:
One- to four-family (1)	(78)	(651)	(920)	(474)	(21)
Multi-family	—	—	—	—	—
Commercial	(45)	(48)	—	—	(10)
Home equity lines of credit	(8)	(35)	—	—	—
Construction	—	—	—	—	—
Commercial	(50)	(29)	(30)	—	(6)
Consumer	(69)	(88)	(54)	(35)	(69)

Total charge-offs	(250)	(851)	(1,004)	(509)	(106)

Recoveries:
Real estate loans:
One- to four-family (1)	49	71	16	18	1
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	1
Home equity lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	1	—
Consumer	13	37	19	17	12

Total recoveries	62	108	35	36	14
Net charge-offs	(188)	(743)	(969)	(473)	(92)

Provision for loan losses	595	1,125	1,351	1,875	405

Balance at end of period	$3,938	$3,531	$3,149	$2,767	$1,365

Ratios:
Net charge-offs to average loans outstanding	0.07%	0.30%	0.40%	0.20%	0.04%
Allowance for loan losses to non-performing loans at end of period	91.12%	65.95%	59.73%	72.19%	35.04%
Allowance for loan losses to total loans at end of period	1.23%	1.34%	1.29%	1.16%	0.60%

(1)	Includes home equity loans.

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

	At June 30,
	2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,616	46.0%	$1,940	55.9%	$1,987	60.8%
Multi-family	797	18.2	679	14.6	250	10.8
Commercial	838	23.3	245	12.5	232	11.2
Home equity lines of credit	90	2.6	81	3.4	120	4.1
Construction	24	0.8	78	3.2	30	1.7
Commercial	431	6.1	347	5.3	352	4.9
Consumer	104	3.0	139	5.1	169	6.5

Total allocated allowance	3,900		3,509		3,140
Unallocated	38		22		9

Total	$3,938	100.0%	$3,531	100.0%	$3,149	100.0%

(1)	Includes home equity loans.

	At June 30,
	2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,785	64.5%	$938	69.5%
Multi-family	202	8.1	67	6.6
Commercial	175	10.5	127	10.5
Home equity lines of credit	71	3.3	32	2.0
Construction	—	0.9	—	0.8
Commercial	400	5.6	85	4.1
Consumer	127	7.1	113	6.5

Total allocated allowance	2,760		1,362
Unallocated	7		3

Total	$2,767	100.0%	$1,365	100.0%

(1)	Includes home equity loans.

Net charge-offs decreased from $743,000 for the year ended June 30, 2012 to $187,000 for the year ended June 30, 2013, with most of the charge-offs during both periods involving one- to four-family residential real estate loans. In addition, non-performing loans decreased by $1.0 million during the year ended June 30, 2013.

The allowance for loan losses increased $407,000, or 11.5%, to $3.9 million at June 30, 2013 from $3.5 million at June 30, 2012. The increase was based on the amount in charge-offs, non-performing loans, an increase in the loan portfolio and the change in loan portfolio composition. At June 30, 2013, the allowance for loan losses represented 1.23% of total loans compared to 1.34% of total loans at June 30, 2012.

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

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2013, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, Inc., which may acquire up to 5% of voting securities of any company without regulatory approval.

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

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2013, we held $3.8 million of municipal securities primarily issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2013, we held $5.4 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $87.5 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2013, we had invested $7.8 million in bank-owned life insurance, which was 11.7% of our Tier 1 capital plus our allowance for loan losses.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Chicago stock, federally insured interest-earning time deposits and bank-owned life insurance. As of June 30, 2013, 2012 and 2011 all of such securities were classified as available for sale.

	At June 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government, federal agency and government-sponsored enterprises	$121,162	$122,333	$155,124	$160,958	$149,791	$152,127
U.S. government sponsored mortgage-backed securities	76,407	74,609	56,601	58,867	34,724	35,536
State and political subdivisions	3,750	3,885	3,221	3,481	2,481	2,610

Total	$201,319	$200,827	$214,946	$223,306	$186,996	$190,273

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2013 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government, federal agency and government-sponsored enterprises	$—	—%	$62,965	3.04%	$58,197	1.53%	$—	—%	$121,162	$122,333	2.32%
U.S. government sponsored mortgage-backed securities	—	—	—	—	1,051	4.97	75,356	2.34	76,407	74,609	2.38
State and political subdivisions	991	2.47	343	3.15	2,352	3.91	64	4.83	3,750	3,885	3.47

Total	$991	2.47%	$63,308	3.04%	$61,600	1.68%	$75,420	2.35%	$201,319	$200,827	2.36%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or internet funding. At June 30, 2013, we had $37.8 million in brokered certificates of deposit and $986,000 in internet funding.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2013			For the Fiscal Year Ended June 30, 2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$12,705	3.60%	0.0%	$9,956	2.95%	0.0%
Interest-bearing checking or NOW	32,206	9.13	0.18	28,649	8.50	0.20
Savings accounts	30,706	8.71	0.27	27,560	8.17	0.34
Money market accounts	65,335	18.52	0.25	68,619	20.35	0.29
Certificates of deposit	211,795	60.04	0.91	202,466	60.03	1.25

Total deposits	$352,747	100.00%	0.63%	$337,250	100.00%	0.85%

	For the Fiscal Year Ended June 30, 2011
	Average Balance	Percent	Weighted Average Rate
		(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$8,476	2.53%	0.0%
Interest-bearing checking or NOW	25,156	7.51	0.22
Savings accounts	23,679	7.06	0.49
Money market accounts	70,682	21.09	0.51
Certificates of deposit	207,167	61.81	1.72

Total deposits	$335,160	100.00%	1.22%

As of June 30, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $77.4 million. The following table sets forth the maturity of those certificates as of June 30, 2013.

At June 30, 2013
(In thousands)
Three months or less	$14,842
Over three months through six months	12,376
Over six months through one year	26,504
Over one year to three years	21,339
Over three years	2,337

Total	$77,398

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2013	2012	2011
	(In thousands)
Interest Rate:
Less than 2.00%	$217,531	$185,377	$170,725
2.00% to 2.99%	7,827	11,600	25,143
3.00% to 3.99%	1,246	2,823	8,446
4.00% to 4.99%	—	392	918
5.00% to 5.99%	—	—	150

Total	$226,604	$200,192	$205,382

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and repurchase agreements. At June 30, 2013, we had access to additional Federal Home Loan Bank of Chicago advances of up to $22.0 million based on our collateral. The following table sets forth information concerning balances and interest rates on our borrowings and repurchase agreements at the dates and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2013	2012	2011
	(Dollars in thousands)
Federal Home Loan Bank of Chicago
Balance at end of period	$87,500	$75,000	$22,500
Average balance during period	87,875	65,833	28,799
Maximum outstanding at any month end	106,500	78,000	36,000
Weighted average interest rate at end of period	0.93%	1.23%	3.74%
Average interest rate during period	0.98%	1.36%	3.08%

Repurchase Agreements
Balance at end of period	$1,674	$—	$—
Average balance during period	692	—	—
Maximum outstanding at any month end	1,691	—	—
Weighted average interest rate at end of period	0.40%	—	—
Average interest rate during period	0.40%	—	—

Personnel

At June 30, 2013, the Association had 91 full-time employees and 2 part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on May 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether or not the company is publicly traded. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

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

At June 30, 2013, Iroquois Federal’s capital exceeded all applicable requirements.

New Capital Rules. On July 9, 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status, and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Iroquois Federal on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

As of June 30, 2013, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2013, Iroquois Federal maintained approximately 91.89% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

At June 30, 2013, Iroquois Federal met the criteria for being considered “well-capitalized.”

In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. See “—New Capital Rule.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2013, the annualized FICO assessment was equal to 0.64 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2013, Iroquois Federal was in compliance with this requirement.

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

Holding Company Regulation

General. IF Bancorp is a savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, IF Bancorp is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over IF Bancorp and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Federal Reserve Board assumed the regulatory authority over savings and loan holding companies previously exercised by the Office of Thrift Supervision on July 21, 2011.

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

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. The components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which excludes instruments such as trust preferred securities and cumulative preferred stock. Instruments issued before May 19, 2010 are grandfathered in for companies with consolidated assets of $15 billion or less. The final capital rule discussed above implements the consolidated capital requirements for savings and loan holding companies, effective January 1, 2015. See “—Federal Banking Regulation—New Capital Rule.” Unlike the case for bank holding companies, the Dodd-Frank Act did not contain an exception to the regulatory capital requirements for savings and loan holding companies with consolidated assets of less than $500 million and the Federal Reserve Board’s final rule also contains no such exception.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend, or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of IF Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

We intend to continue originating commercial real estate, multi-family and commercial business loans. At June 30, 2013, $74.7 million, or 23.3%, of our total loan portfolio consisted of commercial real estate loans, $58.4 million, or 18.2%, of our total loan portfolio consisted of multi-family loans, and $19.7 million, or 6.1%, of our total loan portfolio consisted of commercial business loans. These categories of loans have increased significantly since June 30, 2009, when $23.8 million, or 10.5%, of our total loan portfolio consisted of commercial real estate loans, $14.8 million, or 6.6%, of our total loan portfolio consisted of multi-family loans, and $9.3 million, or 4.1%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

If our non-performing loans and other non-performing assets increase, our earnings will decrease.

At June 30, 2013, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, troubled debt restructurings and real estate owned) totaled $4.7 million, which is a decrease of $1.9 million from our non-performing assets at June 30, 2012, and $1.2 million from our non-performing assets at June 30, 2011. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets. Additionally, our real estate owned results in carrying costs such as taxes, insurance and maintenance fees. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Iroquois Federal. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly by recording a provision for loan losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. Our allowance for loan losses was 1.23% of total loans at June 30, 2013. Additions to our allowance could materially decrease our net income.

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2013, 32.9% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 65.9% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

During the past three years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2009. Consequently, the average yield on our interest earning assets has decreased to 3.47% for the year ended June 30, 2013 from 5.29% for the year ended June 30, 2009. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. This has resulted in increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

A portion of our loan portfolio consists of loan participations secured by properties outside of our primary market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2013, our loan participations totaled $27.7 million, or 8.7% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

Additionally, we expect to continue to use loan participations as a way to effectively deploy our capital. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

We have in the past purchased loans originated by other banks and mortgage companies, some of which have experienced a higher rate of losses than loans that we originate. If we continue to experience losses on these loans, our earnings will decrease.

In addition to loans that we originate, at June 30, 2013, our loan portfolio included $15.7 million of purchased loans. These loans were primarily purchased from three vendors: Irwin Mortgage Corporation (now serviced by Everhome Mortgage Company); Mid America Bank (now serviced by PNC Bank); and Countrywide Financial (now serviced by Bank of America). Of these loans, $4.2 million were purchased from Countrywide and have experienced a significantly higher rate of losses than loans that we originate. As of June 30, 2013, the loans purchased from Countrywide consisted of 7 loans secured by one- to four-family residential loans, primarily in the Chicago market area. Of these 7 loans, 2 are classified as substandard and have specific allowances of $12,000. The other 5 loans are performing in accordance with their original terms. If we experience additional losses on these loans, our earnings will decrease.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for savings associations and savings and loan holding companies, subject to a transition period. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

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

If we fail to achieve profitability on the new branch we intend to open, it may negatively affect our results of operations.

We have received regulatory clearance to open a new branch office. We expect to open the new branch in the fourth calendar quarter of 2013 or the first calendar quarter of 2014. A new branch office may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to originate sufficient loans and generate sufficient deposits to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are considered fixed costs. We expect that it may take a period of time before the new branch office can become profitable. During this period, operating this new branch office may negatively impact our net income.

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

The Federal Home Loan Bank (“FHLB”) of Chicago ceased paying dividends in the third quarter of 2007, and resumed paying a dividend in the fourth quarter of 2010. The dividend paid for the second quarter of 2013 was equal to an annualized rate of 30 basis points per share, far below the dividend paid by the FHLB of Chicago prior to 2007. The failure of the FHLB of Chicago to pay full dividends for any quarter will reduce our earnings during that quarter. At June 30, 2013, the carrying value of our FHLB of Chicago stock was $5.4 million.

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

We operate from our main office, three branch offices, an administrative office, and a data center located in Iroquois, Vermilion and Kankakee Counties, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $4.3 million at June 30, 2013. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities. We have received regulatory clearance to open a branch office at 108 Arbours Drive, Savoy, Illinois in Champaign County. We are currently in the process of completing the purchase of a building for this new office.

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

Market and Dividend Information.

The Company’s common stock is listed on the Nasdaq Capital Market (“NASDAQ”) under the trading symbol “IROQ.” The Company completed its initial public offering on July 7, 2011 and commenced trading on July 8, 2011. The following table sets forth the high and low sales prices of the Company’s common stock as reported by NASDAQ for the periods indicated. As of June 30, 2013, the Company had not paid any dividends to its stockholders. The Company declared its first dividend on September 11, 2013. See “Dividends” below.

	High	Low
Fiscal 2013:
First Quarter	$13.41	$12.55
Second Quarter	$13.90	$13.24
Third Quarter	$15.69	$13.79
Fourth Quarter	$15.69	$15.01

	High	Low
Fiscal 2012:
First Quarter (from July 8, 2011)	$11.79	$10.70
Second Quarter	$11.43	$10.95
Third Quarter	$12.37	$11.16
Fourth Quarter	$13.49	$12.05

Holders.

As of September 5, 2013, there were 466 holders of record of the Company’s common stock.

Dividends.

On September 11, 2013, the Company announced that its Board of Directors had declared an initial cash dividend of $0.05 per common share. The dividend will be paid on or about October 15, 2013, to stockholders of record as of the close of business on September 23, 2013. This is the first cash dividend for the Company since the completion of its initial public offering on July 7, 2011.

The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/13 – 4/30/13	22,700	$15.25	22,700	3,828
5/1/13 – 5/31/13	3,828	15.25	3,828	—
6/1/13 – 6/30/13	—	—	—	—

Total	26,528	$15.25	26,528

(1)	On September 12, 2012, the Company announced the commencement of a stock repurchase program to acquire up to 240,563, or 5%, of the Company’s then outstanding common stock. The stock repurchase program was completed on May 2, 2013. The Company acquired 240,563 shares of its outstanding common stock at an average purchase price of approximately $13.88 per share.

On September 11, 2013, the Company announced a second stock repurchase program to repurchase up to 228,535 shares, or approximately 5%, of its outstanding common stock. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

ITEM 6.	SELECTED FINANCIAL DATA

	At June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:

Total assets	$547,535	$511,330	$510,816	$384,782	$377,158
Cash and cash equivalents	6,580	8,193	60,506	6,836	11,902
Investment securities available for sale	200,827	223,306	190,273	125,747	99,423
Investment securities held to maturity	—	—	—	—	25,447
Federal Home Loan Bank of Chicago stock	5,425	4,175	3,121	3,121	3,121
Loans held for sale	492	179	—	460	156
Loans receivable, net	315,283	258,731	240,020	233,753	223,656
Real estate owned	418	1,268	710	497	126
Bank-owned life insurance	7,757	7,495	7,235	6,978	6,723
Deposits	371,203	344,485	444,065	320,557	313,352
Federal Home Loan Bank of Chicago advances	87,500	75,000	22,500	22,500	26,500
Total equity	81,749	86,649	39,441	37,288	33,256

	For the Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Operating Data:

Interest income	$17,610	$18,001	$16,941	$17,761	$18,118
Interest expense	3,099	3,784	4,988	6,714	8,663

Net interest income	14,511	14,217	11,953	11,047	9,455
Provision for loan losses	595	1,125	1,351	1,875	405

Net interest income after provision for loan losses	13,916	13,092	10,602	9,172	9,050
Noninterest income	4,489	3,705	3,811	4,040	3,098
Noninterest expense	12,638	14,838	10,185	9,146	8,379

Income before income tax expense	5,767	1,959	4,228	4,066	3,769
Income tax expense	2,057	559	1,398	1,389	1,362

Net income	$3,710	$1,400	$2,830	$2,677	$2,407

	At or For the Fiscal Years Ended June 30,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.70%	0.28%	0.68%	0.69%	0.67%
Return on average equity (net income as a percentage of average equity)	4.34%	1.66%	7.88%	8.10%	7.85%
Interest rate spread (1)	2.75%	2.89%	2.92%	2.92%	2.53%
Net interest margin (2)	2.86%	3.04%	3.05%	3.01%	2.74%
Efficiency ratio (3)	66.52%	82.79%	64.61%	65.42%	67.12%
Noninterest expense to average total assets	2.37%	3.01%	2.45%	2.36%	2.32%
Average interest-earning assets to average interest-bearing liabilities	118.59%	118.82%	110.28%	107.13%	108.37%
Average equity to average total assets	16.03%	17.09%	8.65%	8.52%	8.50%

Asset Quality Ratios:
Non-performing assets to total assets	0.87%	1.30%	1.17%	1.13%	1.07%
Non-performing loans to total loans	1.35%	2.03%	2.16%	1.61%	1.72%
Allowance for loan losses to non-performing loans	91.12%	65.95%	59.73%	72.19%	35.04%
Allowance for loan losses to total loans	1.23%	1.34%	1.29%	1.16%	0.60%
Net charge-offs (recoveries) to average loans	0.07%	0.30%	0.40%	0.20%	0.04%

Capital Ratios:
Total capital (to risk-weighted assets)
Company	27.9%	33.3%	—	—	—
Association	21.6%	24.3%	16.6%	17.3%	16.7%
Tier 1 capital (to risk-weighted assets)
Company	26.6%	32.1%	—	—	—
Association	20.3%	23.0%	15.7%	16.4%	16.1%
Tier 1 capital (to adjusted total assets)
Company	15.0%	16.1%	—	—	—
Association	11.4%	11.6%	7.3%	9.0%	8.4%
Tangible capital (to adjusted total assets)
Company	15.0%	16.1%	—	—	—
Association	11.4%	11.6%	7.3%	9.0%	8.4%

Other Data:
Number of full service offices	4	4	4	4	4
Full time equivalent employees	92	92	87	82	80

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $547.5 million in assets at June 30, 2013 from $377.2 million in assets at June 30, 2009. We have increased our assets primarily through increased investment securities and loan growth.

Historically, we have operated as a traditional thrift institution. As recently as June 30, 2009, $163.6 million, or approximately 72.4% of our loan portfolio, consisted of longer-term, one- to four-family residential real estate loans. However, in recent years, we have increased our focus on the origination of commercial real estate loans, multi-family real estate loans and commercial business loans, which generally provide higher returns than one- to four-family residential mortgage loans, have shorter durations and are often originated with adjustable rates of interest. As a result, our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 2.75% for the year ended June 30, 2013 from 2.53% for the year ended June 30, 2009. This contributed to a corresponding increase in net interest income (the difference between interest income and interest expense) to $14.5 million for the fiscal year ended June 30, 2013 from $9.5 million for the fiscal year ended June 30, 2009.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $4.7 million or 0.87% of total assets at June 30, 2013.

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

The Association’s legal lending limit to any one borrower is 15% of unimpaired capital and surplus. On July 30, 2012 the Association received approval from the Office of the Comptroller of the Currency to participate in the Supplemental Lending Limits Program (SLLP). This program allows eligible savings associations to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower. For our association this additional limit (or “supplemental limit(s)”) for one- to four-family residential real estate, small business, or small farm loans is 10% of our Association’s capital and surplus. In addition, the total outstanding amount of the Association’s loans or extensions of credit or parts of loans and extensions of credit made to all of its borrowers under the SLLP may not exceed 100% of the Association’s capital and surplus. By Association policy, participation of any credit facilities in the SLLP is to be infrequent and all credit facilities are to be with prior Board approval.

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

We have received regulatory clearance to open a new branch office at 108 Arbours Drive, Savory, Illinois, in Champaign County. We expect to open the new branch in the fourth calendar quarter or 2013 or the first calendar quarter 2014.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2013 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2013 and June 30, 2012

Total assets increased $36.2 million, or 7.1%, to $547.5 million at June 30, 2013 from $511.3 million at June 30, 2012. The increase was primarily due to a $56.9 increase in net loans, partially offset by a decrease of $22.5 million in investment securities and a decrease of $1.6 million in cash and cash equivalents.

Net loans receivable, including loans held for sale, increased by $56.9 million, or 22.0%, to $315.8 million at June 30, 2013 from $258.9 million at June 30, 2012. The increase in net loans receivable during this period was due primarily to a $41.8 million, or 126.8%, increase in commercial real estate loans, a $19.9 million, or 51.6%, increase in multi-family loans and a $5.8 million, or 41.5%, increase in commercial business loans. These increases were partially offset by a $5.9 million, or 70.3%, decrease in construction loans and a $3.9 million, or 28.8% decrease in consumer loans.

Investment securities, consisting entirely of securities available for sale, decreased $22.5 million, or 10.1%, to $200.8 million at June 30, 2013 from $223.3 million at June 30, 2012. The decrease was primarily due to security sales to reposition our portfolio and to fund loans. We had no securities held to maturity at June 30, 2013 or June 30, 2012.

As of June 30, 2013, other assets decreased $381,000 to $807,000, Federal Home Loan Bank stock increased $1.3 million to $5.4 million, other real estate owned decreased $850,000 to $418,000, and deferred income tax increased $3.3 million from ($128,000) to $3.2 million. Federal Home Loan Bank stock increased due to stock purchases to support fluctuations in Federal Home Loan Bank advances as we funded loans and repositioned our investment portfolio. The decrease in other assets resulted from a decrease in prepaid insurance due to the timing of multi-year premiums and also from a decrease in accounts receivable due to the receipt of a receivable that was outstanding as of June 30, 2012. The decrease in other real estate owned is due to the sale of other real estate owned and the increase in deferred income tax was mostly attributable to deferred income tax on the reduction of unrealized gains on investment securities.

At June 30, 2013, our investment in bank-owned life insurance was $7.8 million, an increase of $262,000 from $7.5 million at June 30, 2012. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for loan losses, which totaled $16.6 million at June 30, 2013.

Deposits increased $26.7 million, or 7.8%, to $371.2 million at June 30, 2013 from $344.5 million at June 30, 2012. Savings, NOW and money market accounts decreased $1.9 million, or 1.4%, to $131.8 million, brokered certificates of deposit increased $26.3 million, or 228.9%, to $37.8 million, and noninterest bearing demand accounts increased $2.2 million, or 20.9%, to $12.8 million. Non-brokered certificates of deposit increased $83,000, or 0.04%, to $188.8 million.

Advances from the Federal Home Loan Bank of Chicago increased $12.5 million, or 16.7%, to $87.5 million at June 30, 2013 from $75.0 million at June 30, 2012. We increased our borrowings to support loan growth. Current interest rates on borrowings are more favorable than rates paid on deposits. Repurchase agreements increased $1.7 million to $1.7 million as they were utilized for the first time during the year ended June 30, 2013.

Other liabilities increased $168,000 to $2.1 million at June 30, 2013.

Total equity decreased $4.9 million, or 5.7%, to $81.7 million at June 30, 2013 from $86.6 million at June 30, 2012. Equity decreased due to a decrease in unrealized gains on securities available for sale of $5.5 million and the repurchase of 240,563 shares of common stock at an aggregate cost of approximately $3.3 million, partially offset by a net income of $3.7 million. The decrease in unrealized gains on securities available for sale was due to a fluctuation in interest rates and a $724,000 net realized gain on sale of available-for-sale securities included in income. A stock repurchase program was adopted during the year ended June 30, 2013, which authorized the Company to repurchase up to 240,563 shares of its common stock, or approximately 5% of then current outstanding shares. During the year ended June 30, 2013, the Company acquired 240,563 shares of its outstanding common stock at an average purchase price of approximately $13.88 per share.

Comparison of Operating Results for the Years Ended June 30, 2013 and 2012

General. Net income increased $2.3 million, or 165%, to $3.7 million net income for the year ended June 30, 2013 from $1.4 million net income for the year ended June 30, 2012. The increase was primarily due to a decrease in noninterest expense, which occurred because the year ended June 30, 2013 included a $3.6 million expense for the contribution to our newly established charitable foundation. This increase was also impacted by an increase in noninterest income, a decrease in interest expense, and a decrease in provision for loan losses, partially offset by a decrease in interest and dividend income.

Net Interest Income. Net interest income increased by $294,000, or 2.1%, to $14.5 million for the year ended June 30, 2013 from $14.2 million for the year ended June 30, 2012. The increase was due to a decrease of $685,000 in interest expense, partially offset by a decrease of $391,000 in interest income. The decrease in interest expense was primarily the result of lower rates paid on certificates of deposit. We had a $40.3 million, or 8.6%, increase in the average balance of interest earning assets, partially offset by a $34.8 million, or 8.9% increase in the average balance of interest bearing liabilities. Our interest rate spread decreased 14 basis points to 2.75% for the year ended June 30, 2013 from 2.89% for the year ended June 30, 2012, and our net interest margin decreased by 18 basis points to 2.86% for the year ended June 30, 2013 from 3.04% for the year ended June 30, 2012.

Interest and Dividend Income. Interest and dividend income decreased $391,000, or 2.2%, to $17.6 million for the year ended June 30, 2013 from $18.0 million for the year ended June 30, 2012. The decrease in interest income was primarily due to a decrease in interest income on securities, partially offset by an increase in interest income on loans. Interest on securities decreased $661,000, or 11.4%, as a $5.3 million increase in the average balance of securities to $213.0 million at June 30, 2013, was more than offset by a 38 basis point decrease in the average yield on securities from 2.79% to 2.41%. An increase of $268,000, or 2.2%, in interest on loans resulted from a $34.2 million, or 13.6%, increase in the average balance of loans to $285.0 million for the year ended June 30, 2013, partially offset by a 49 basis point, or 10.1%, decrease in the average yield on loans from 4.86% to 4.37%. The decrease in the average yield on loans and securities reflected a reduction in the current interest rates charged on loans originated and paid on securities purchased during the period versus the average rates on loans and securities in the portfolio in the prior period.

Interest Expense. Interest expense decreased $685,000, or 18.1%, to $3.1 million for the year ended June 30, 2013 from $3.8 million for the year ended June 30, 2012. The decrease was primarily due to lower market interest rates during the period, partially offset by increased average balances of deposits and borrowings.

Interest expense on interest-bearing deposits decreased $642,000, or 22.3%, to $2.2 million for the year ended June 30, 2013 from $2.9 million for the year ended June 30, 2012. This decrease was primarily due to a decrease of 22 basis points in the average cost of interest-bearing deposits to 0.66% for the year ended June 30, 2013 from 0.88% for the year ended June 30, 2012. We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended June 30, 2013, reflecting lower market interest rates as compared to the prior period. The decrease in average cost was partially offset by a $12.7 million, or 3.9%, increase in the average balance of interest-bearing deposits to $340.0 million for the year ended June 30, 2013 from $327.3 million for the year ended June 30, 2012.

Interest expense on borrowings, including FHLB advances and repurchase agreements, decreased $43,000, or 4.7%, to $865,000 for the year ended June 30, 2013 from $908,000 for the year ended June 30, 2012. This decrease was due to a 40 basis point decrease in the average cost of such borrowings to 0.98% for the year ended June 30, 2013 from 1.38% for the year ended June 30, 2012, largely offset by an increase in the average balance of borrowings to $87.9 million for the year ended June 30, 2013 from $65.8 million for the year ended June 30, 2012.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $595,000 for the year ended June 30, 2013, compared to a provision for loan losses of $1.1 million for the year ended June 30, 2012. The allowance for loan losses was $3.9 million, or 1.23% of total loans, at June 30, 2013, compared to $3.5 million, or 1.34% of total loans, at June 30, 2012. Non-performing loans decreased during the year ended June 30, 2013 due to one large credit returning to performing status following two years of performance and a global positive cash flow. During the year ended June 30, 2013 and 2012, $187,000 and $743,000 in net charge-offs were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2013	Year Ended June 30, 2012
Allowance to non-performing loans	91.12%	65.95%
Allowance to total loans outstanding at the end of the period	1.23%	1.34%
Net charge-offs to average total loans outstanding during the period, annualized	0.07%	0.30%
Total non-performing loans to total loans	1.35%	2.03%
Total non-performing assets to total assets	0.87%	1.30%

Noninterest Income. Noninterest income increased $784,000, or 21.2%, to $4.5 million for the year ended June 30, 2013 compared to $3.7 million for the year ended June 30, 2012. The increase was primarily due to increases in mortage banking income, net realized gains on the sale of securities available for sale, and brokerage commissions, partially offset by a decrease in customer service fees. For the year ended June 30, 2013, mortgage banking income increased $356,000 to $673,000, net realized gains on the sale of securities available for sale increased $201,000 to $724,000 and brokerage commissions increased $95,000 to $616,000, while customer service fees decreased $53,000 to $547,000. The increase in mortgage banking income was due to an increase in mortgage servicing rights as a result of increased market rates and an increased balance of loans sold. The increase in net realized gain on the sale of securities available for sale was due to the rate environment during the year ended June 30, 2013 that allowed for profits to be gained when repositioning the investment portfolio that were not available in the year ended June 30, 2012. The increase in brokerage commissions was a result of increased activity due to movement in interest rates. The decrease in customer service fees reflects fewer service fees and charges collected on deposit accounts.

Noninterest Expense. Noninterest expense decreased $2.2 million, or 14.8%, to $12.6 million for the year ended June 30, 2013 from $14.8 million for the year ended June 30, 2012. The largest components of this decrease were charitable contributions, which decreased $3.6 million, or 99.6%, and audit and examinations, which decreased $65,000, or 17.8%. The decrease in charitable contributions was a result of a donation of $3.6 million in stock and cash to fund our charitable foundation in the year ended June 30, 2012. The decrease in audit and examinations was the result of increased costs associated with transitioning to a public company in the year ended June 30, 2012. These decreases were partially offset by increases in compensation and benefits of $703,000, and equipment expense of $223,000. Normal salary increases and increases in executive incentives, payroll taxes, medical insurance, ESOP and 401(k) primarily accounted for the increase in compensation and benefits expense. Increases in equipment expense were due to routine technology upgrades and expenses incurred to move our information technology department to a more secure and efficient location.

Income Tax Expense. We recorded a provision for income tax of $2.1 million for the year ended June 30, 2013, compared to a provision for income tax of $559,000 for the year ended June 30, 2012, reflecting effective tax rates of 35.7% and 28.5%, respectively. The increased tax rate for the year ended June 30, 2013 was a result of a lower taxable income in the year ended June 30, 2012, due to a contribution of $3.6 million to establish our charitable foundation, Iroquois Federal Foundation, Inc.

Asset Quality and Allowance for Loan Losses

For information regarding asset quality and allowance for loan loss activity, see “Item 1. Business—Non-performing and Problem Assets” and “Item 1. Business—Allowance for Loan Losses.”

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

	For the Fiscal Years Ended June 30,
	2013			2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$146,005	$5,874	4.02%	$147,438	$6,668	4.52%	$149,203	$7,417	4.97%
Multi-family	45,841	2,085	4.55	30,857	1,524	4.94	23,623	1,248	5.28
Commercial	54,193	2,511	4.63	30,667	1,723	5.62	26,195	1,586	6.05
Home equity lines of credit	8,579	357	4.16	9,408	400	4.25	9,616	409	4.25
Construction loans	4,133	146	3.53	5,240	231	4.41	1,990	91	4.57
Commercial business loans	15,109	744	4.92	12,679	688	5.43	12,941	752	5.81
Consumer loans	11,114	728	6.55	14,513	943	6.50	16,389	1,142	6.97

Total loans	284,974	12,445	4.37	250,802	12,177	4.86	239,957	12,645	5.27

Securities:
U.S. government, federal agency and government-sponsored enterprises	137,848	3,206	2.33	160,472	4,179	2.60	123,379	3,518	2.85
U.S. government sponsored mortgage-backed securities	71,342	1,875	2.63	44,407	1,562	3.52	15,504	713	4.60
State and political subdivisions	3,807	59	1.55	2,776	52	1.87	5,809	56	0.96

Total securities	212,997	5,140	2.41	207,655	5,793	2.79	144,692	4,287	2.96
Other	9,495	25	0.26	8,665	31	0.36	7,363	9	0.12

Total interest-earning assets	507,466	17,610	3.47	467,122	18,001	3.85	392,012	16,941	4.32

Noninterest-earning assets	25,368			26,412			23,046

Total assets	$532,834			$493,534			$415,058

Interest-bearing liabilities:
Interest-bearing checking or NOW	$32,206	57	0.18	$28,649	58	0.20	$25,156	55	0.22
Savings accounts	30,706	84	0.27	27,560	94	0.34	23,679	117	0.49
Money market accounts	65,335	161	0.25	68,619	202	0.29	70,682	357	0.51
Certificates of deposit	211,795	1,932	0.91	202,466	2,522	1.25	207,167	3,564	1.72

Total interest-bearing deposits	340,042	2,234	0.66	327,294	2,876	0.88	326,684	4,093	1.25
Federal Home Loan Bank advances and repurchase agreements	87,875	865	0.98	65,830	908	1.38	28,799	895	3.11

Total interest-bearing liabilities	427,917	3,099	0.72	393,124	3,784	0.96	355,483	4,988	1.40

Noninterest-bearing liabilities	19,490			16,088			23,654

Total liabilities	447,407			409,212			379,137
Equity	85,427			84,322			35,921

Total liabilities and equity	$532,834			$493,534			$415,058

Net interest income		$14,511			$14,217			$11,953

Net interest rate spread (2)			2.75%			2.89%			2.92%
Net interest-earning assets (3)	$79,549			$73,998			$36,529

Net interest margin (4)			2.86%			3.04%			3.05%
Average interest-earning assets to interest-bearing liabilities	119%			119%			110%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2013 vs. 2012			Fiscal Years Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,567	$(1,299)	$268	$551	$(1,019)	$(468)
Securities	147	(800)	(653)	1,807	(301)	1,506
Other	3	(9)	(6)	2	20	22

Total interest-earning assets	$1,717	$(2,108)	$(391)	$2,360	$(1,300)	$1,060

Interest-bearing liabilities:
Interest-bearing checking or NOW	$6	$(7)	$(1)	$8	$(5)	$3
Savings accounts	10	(20)	(10)	17	(40)	(23)
Certificates of deposit	114	(704)	(590)	(82)	(960)	(1,042)
Money market accounts	(19)	(22)	(41)	(12)	(143)	(155)

Total interest-bearing deposits	111	(753)	(642)	(69)	(1,148)	(1,217)
Federal Home Loan Bank advances	259	(302)	(43)	704	(691)	13

Total interest-bearing liabilities	$370	$(1,055)	$(685)	$635	$(1,839)	$(1,204)

Change in net interest income	$1,347	$(1,053)	$294	$1,725	$539	$2,264

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

In addition, changes in interest rates can affect the fair values of our financial instruments. For additional information regarding the fair values of our assets and liabilities, see Note 17 to the Notes to our Consolidated Financial Statements.

Interest Rate Risk Analysis

We also perform our own internal interest rate risk analysis that assesses our earnings at risk, capital at risk and our net economic value of equity (NEVE) at risk. Our analysis involves shocking interest rates 400 basis points using a dynamic and realistic yield curve as well as “real world” simulation and timing. In addition to measuring net economic value of equity, our model also analyzes earnings at risk for both net interest income and net income, and capital at risk for tangible equity capital, tier 1 risk based capital, and total risk based capital in rate shock scenarios up to 400 basis points over a three-year period. Due to the current low interest rate environment, we do not analyze rate shock scenarios involving decreasing interest rates at this time. When interest rates increase, we will also analyze scenarios involving decreasing rates. Details of our general ledger along with key data from each deposit, loan, investment, and borrowing are downloaded into our forecasting model, which takes into account both market and internal trends. Historical testing is done internally on a regular basis to confirm the validity of the model, while third-party testing is done periodically. Details of our interest rate risk analysis are reviewed by the Asset/Liability Management Committee and presented to the Board on a quarterly basis.

The tables below illustrate the simulated impact of rate shock scenarios up to 400 basis points over a three-year period on our earnings at risk (for both net interest income and net income) and our capital at risk (for tangible equity capital, tier 1 risk-based capital, and total risk-based capital). The earnings at risk tables show net interest income and net income decreasing in a rising rate environment. The capital at risk tables show tangible equity capital, tier 1 risk-based capital, and total risk-based capital all remain well capitalized when shocked 400 basis points over a three year period. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2013 resulting from immediate rate shocks up to 400 basis points.

Earnings at Risk

Change in Interest	% Change in Net Interest Income			% Change in Net Income
Rates (basis points)	6/30/14	6/30/15	6/30/16	6/30/14	6/30/15	6/30/16
+400	(4.9%)	(13.0%)	(15.1%)	(25.9%)	(43.1%)	(53.0%)
+300	(4.7%)	(8.3%)	(8.2%)	(25.4%)	(30.7%)	(34.9%)
+200	(4.9%)	(6.3%)	(0.1%)	(25.9%)	(25.2%)	(13.3%)
+100	(2.9%)	0.7%	5.6%	(20.7%)	(6.7%)	1.4%
0	0.4%	5.4%	8.3%	(11.7%)	5.7%	8.2%

Capital at Risk

Change in Interest	Tangible Equity Capital			Tier 1 Risk-Based Capital			Total Risk-Based Capital
Rates (basis points)	6/30/14	6/30/15	6/30/16	6/30/14	6/30/15	6/30/16	6/30/14	6/30/15	6/30/16
+400	11.7%	11.5%	11.5%	20.4%	19.3%	18.5%	21.6%	20.5%	19.8%
+300	11.7	11.6	11.6	20.4	19.4	18.8	21.7	20.6	20.0
+200	11.7	11.6	11.8	20.4	19.4	19.0	21.7	20.7	20.2
+100	11.8	11.7	12.0	20.4	19.6	19.3	21.7	20.9	20.6
0	11.8	11.9	12.3	20.5	19.9	19.7	21.8	21.1	21.0

Net Economic Value of Equity (NEVE) at Risk

At June 30, 2013
Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE	NEVE Ratio	Increase/ (Decrease) (in basis points)
+400	$39,710	(40.3)%	7.3%	(492)
+300	$47,083	(29.2)	8.7	(357)
+200	$54,146	(18.6)	10.0	(227)
+100	$60,211	(9.5)	11.1	(116)
0	$66,502		12.2

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2013 and 2012, our liquidity ratio averaged 40.1% and 42.6% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2013.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $6.6 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2013, we had $12.0 million in loan commitments outstanding, and $16.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2013 totaled $149.4 million, or 40.2% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2013 and 2012, we originated $112.6 million and $71.6 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $26.7 million for the year ended June 30, 2013, and a net decrease in total deposits of $99.6 million for the year ended June 30, 2012. The decrease of $99.6 million for the year ended June 30, 2012 was primarily due to oversubscriptions held in escrow accounts in connection with the Company’s subscription offering during the last quarter of fiscal 2011. The oversubscribed amount of $68.9 million was returned to subscribers once the offering was closed on July 7, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $87.5 million at June 30, 2013. At June 30, 2013, we had the ability to borrow up to an additional $22.0 million from the Federal Home Loan Bank of Chicago based on our collateral and had the ability to borrow an additional $54.6 million from the Federal Reserve based upon current collateral pledged.

Iroquois Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements”, “—New Capital Rules”, and Note 13– Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 19 – Commitments and Credit Risk of the notes to the financial statements included in this Annual Report on Form 10-K.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

For a discussion of the impact of recent and future accounting pronouncements, see Note 1 of the notes to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2013. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2013 is effective.

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

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 18, 2013 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2013 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2012 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	0	N/A	673,575

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	673,575

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)

3.2	Bylaws of IF Bancorp, Inc. (1)

4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)

10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Alan D. Martin (2)

10.2	Employment Agreement between IF Bancorp, Inc. and Alan D. Martin (2)

10.3	Change in Control Agreement of Pamela J. Verkler (2)

10.4	Change in Control Agreement of Walter H. Hasselbring, III (2)

10.5	Directors Non Qualified Retirement Plan (1)

10.6	IF Bancorp, Inc. 2012 Equity Incentive Plan (3)

21.0	List of Subsidiaries (1)

23.0	Consent of BKD, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (4)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and 2012, (ii) the Consolidated Statements of Income for the years ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012, and (vi) the notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(3)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2012.
(4)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 17, 2013	By:	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan D. Martin Alan D. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	September 17, 2013

/s/ Pamela J. Verkler Pamela J. Verkler	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 17, 2013

/s/ Gary Martin Gary Martin	Chairman of the Board	September 17, 2013

/s/ Joseph A. Cowan Joseph A. Cowan	Director	September 17, 2013

/s/ Wayne A. Lehmann Wayne A. Lehmann	Director	September 17, 2013

/s/ Frank J. Simutis Frank J. Simutis	Director	September 17, 2013

/s/ Dennis C. Wittenborn Dennis C. Wittenborn	Director	September 17, 2013

/s/ Rodney E. Yergler Rodney E. Yergler	Director	September 17, 2013

IF Bancorp, Inc.

Consolidated Financial Statements

Years Ended June 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

IF Bancorp, Inc.

Watseka, Illinois

We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (Company) as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IF Bancorp, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP Decatur, Illinois

September 23, 2012

IF Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2013 and 2012

(in thousands)

Assets

	2013	2012

Cash and due from banks	$5,371	$7,623
Interest-bearing demand deposits	1,209	570

Cash and cash equivalents	6,580	8,193

Interest-bearing time deposits in banks	250	250

Available-for-sale securities	200,827	223,306

Loans, net of allowance for loan losses of $3,938 and $3,531 at June 30, 2013 and 2012	315,775	258,910

Premises and equipment, net of accumulated depreciation of $5,193 and $5,230 at June 30, 2013 and 2012	4,293	4,355

Federal Home Loan Bank stock, at cost	5,425	4,175

Foreclosed assets held for sale	418	1,268

Accrued interest receivable	1,688	1,861

Bank-owned life insurance	7,757	7,495

Mortgage servicing rights	502	329

Deferred income taxes	3,213	—

Other	807	1,188

Total assets	$547,535	$511,330

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2013	2012

Liabilities
Deposits
Demand	$12,820	$10,605
Savings, NOW and money market	131,779	133,688
Certificates of deposit	188,775	188,692
Brokered certificates of deposit	37,829	11,500

Total deposits	371,203	344,485

Repurchase agreements	1,674	—
Federal Home Loan Bank advances	87,500	75,000
Advances from borrowers for taxes and insurance	966	955
Deferred income taxes	—	128
Accrued post-retirement benefit obligation	2,344	2,183
Accrued interest payable	44	43
Other	2,055	1,887

Total liabilities	465,786	424,681

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 4,570,692 and 4,811,255 shares issued and outstanding at June 30, 2013 and 2012, respectively	46	48
Additional paid-in capital	46,451	46,371
Unearned ESOP shares, at cost, 346,410 and 365,655 shares at June 30, 2013 and 2012, respectively	(3,464)	(3,656)
Retained earnings	39,101	38,728
Accumulated other comprehensive income (loss), net of tax	(385)	5,158

Total stockholders’ equity	81,749	86,649

Total liabilities and stockholders’ equity	$547,535	$511,330

IF Bancorp, Inc.

Consolidated Statements of Income

Years Ended June 30, 2013 and 2012

(in thousands)

	2013	2012

Interest Income
Interest and fees on loans	$12,445	$12,177
Securities
Taxable	5,023	5,680
Tax-exempt	116	120
Federal Home Loan Bank dividends	15	4
Deposits with financial institutions	11	20

Total interest and dividend income	17,610	18,001

Interest Expense
Deposits	2,234	2,876
Federal Home Loan Bank advances and repurchase agreements	865	908

Total interest expense	3,099	3,784

Net Interest Income	14,511	14,217

Provision for Loan Losses	595	1,125

Net Interest Income After Provision for Loan Losses	13,916	13,092

Noninterest Income
Customer service fees	547	600
Other service charges and fees	271	223
Insurance commissions	704	690
Brokerage commissions	616	521
Net realized gains on sales of available-for-sale securities	724	523
Mortgage banking income, net	673	317
Bank-owned life insurance income, net	262	259
Other	692	572

Total noninterest income	4,489	3,705

See Notes to Consolidated Financial Statements

	2013	2012

Noninterest Expense
Compensation and benefits	$7,892	$7,189
Office occupancy	513	449
Equipment	943	720
Federal deposit insurance	291	287
Stationary, printing and office	165	161
Advertising	343	317
Professional services	381	325
Supervisory examination	141	162
Audit and accounting services	160	204
Organizational dues and subscriptions	48	48
Insurance bond premiums	115	105
Telephone and postage	282	227
(Gain) Loss on foreclosed assets, net	55	(36)
Charitable contributions	16	3,611
Other	1,293	1,069

Total noninterest expense	12,638	14,838

Income Before Income Tax	5,767	1,959

Provision for Income Taxes	2,057	559

Net Income	$3,710	$1,400

Earnings Per Share:
Basic and diluted	$.86	$.32

Dividends Paid Per Share	$—	$—

IF Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended June 30, 2013 and 2012

(in thousands)

	2013	2012

Net Income	$3,710	$1,400

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(3,083) and $2,143 for 2013 and 2012, respectively	(5,045)	3,463

Less: reclassification adjustment for realized gains included in net income, net of taxes of $292 and $211 for 2013 and 2012, respectively	432	312

	(5,477)	3,151

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(44) and $(65) for 2013 and 2012, respectively	(66)	(106)

Other comprehensive income (loss), net of tax	(5,543)	3,045

Comprehensive Income (Loss)	$(1,833)	$4,445

IF Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2013 and 2012

(in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, July 1, 2011	$—	$—	$—	$37,328	$2,113	$39,441

Net income	—	—	—	1,400	—	1,400

Other comprehensive income	—	—	—	—	3,045	3,045

Common stock issued in initial public offering, 4,811,255 shares, net of issuance costs of $1,725	48	46,340	—	—	—	46,388
Acquisition of ESOP shares, 384,900 shares	—	—	(3,849)	—	—	(3,849)
ESOP shares earned, 19,245 shares	—	31	193	—	—	224

Balance, June 30, 2012	48	46,371	(3,656)	38,728	5,158	86,649

Net income	—	—	—	3,710	—	3,710

Other comprehensive income (loss)	—	—	—	—	(5,543)	(5,543)

Stock repurchase, 240,563 shares	(2)	—	—	(3,337)	—	(3,339)

ESOP shares earned, 19,245 shares	—	80	192	—	—	272

Balance, June 30, 2013	$46	$46,451	$(3,464)	$39,101	$(385)	$81,749

IF Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2013 and 2012

(in thousands)

	2013	2012

Operating Activities
Net income	$3,710	$1,400
Items not requiring (providing) cash
Depreciation	447	430
Provision for loan losses	595	1,125
Amortization of premiums and discounts on securities	1,293	1,172
Deferred income taxes	78	(1,402)
Net realized gains on loan sales	(673)	(317)
Net realized gains on sales of available-for-sale securities	(724)	(523)
(Gain) loss on foreclosed real estate held for sale	55	(36)
Bank-owned life insurance income, net	(262)	(259)
Originations of loans held for sale	(22,687)	(16,423)
Proceeds from sales of loans held for sale	23,187	16,819
ESOP compensation expense	272	224
Contribution of stock to the Foundation	—	3,148
Changes in
Accrued interest receivable	173	(177)
Other assets	382	988
Accrued interest payable	1	(115)
Post retirement benefit obligation	51	80
Other liabilities	168	7

Net cash provided by operating activities	6,066	6,141

Investing Activities
Purchases of available-for-sale securities	(159,881)	(199,033)
Proceeds from the sales of available-for-sale securities	147,917	67,306
Proceeds from maturities and paydowns of available-for-sale securities	25,022	103,128
Net change in loans	(57,518)	(21,332)
Purchase of FHLB stock owned	(1,250)	(1,054)
Purchase of premises and equipment	(383)	(689)
Proceeds from the sale of foreclosed assets	851	795

Net cash used in investing activities	(45,242)	(50,879)

See Notes to Consolidated Financial Statements

	2013	2012

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	$306	$(94,390)
Net increase (decrease) in certificates of deposit, including brokered certificates	26,411	(5,190)
Net increase in advances from borrowers for taxes and insurance	11	114
Proceeds from Federal Home Loan Bank advances	588,000	557,500
Repayment of Federal Home Loan Bank advances	(575,500)	(505,000)
Net increase in repurchase agreements	1,674	—
Proceeds from issuance of common stock, net of costs	—	43,240
Stock issuance from employee stock ownership plan purchase	—	(3,849)
Stock purchase per stock repurchase plan	(3,339)	—

Net cash provided by (used in) financing activities	37,563	(7,575)

(Decrease) in Cash and Cash Equivalents	(1,613)	(52,313)

Cash and Cash Equivalents, Beginning of Year	8,193	60,506

Cash and Cash Equivalents, End of Year	$6,580	$8,193

Supplemental Cash Flows Information

Interest paid	$3,098	$3,899

Income taxes paid (net of refunds)	$2,165	$2,169

Foreclosed assets acquired in settlement of loans	$58	$1,317

Supplemental disclosure of noncash financing activities

With the initial public offering in July 2011, the Company loaned $3,849 to the Employee Stock Ownership Plan, which was used to acquire 384,900 shares of the Company’s common stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated balance sheets. Payments on the loan in the fiscal year ended June 30, 2013, were $262 which included $143 in principal and $119 in interest. In addition, the Company donated 314,755 shares valued at $3,148 to a charitable foundation in July 2011.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

The Company owns 100% of the outstanding shares of the capital stock of the Association. The Association is primarily engaged in providing a full range of banking and financial services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, and Hoopeston, Illinois and Osage Beach, Missouri. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Association. The Company and Association are subject to competition from other financial institutions. The Company and Association are also subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

June 30, 2013 and 2012

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2013 and 2012, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.

The Company’s interest bearing deposits are held at the FHLB and Federal Reserve Bank and are fully guaranteed for the entire amount in the account.

Securities

Securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

June 30, 2013 and 2012

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

June 30, 2013 and 2012

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

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

June 30, 2013 and 2012

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

June 30, 2013 and 2012

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and changes in the funded status of the postretirement health benefit plan.

Transfers between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Recent and Future Accounting Requirements

FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.

Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.

The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires is already required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles (U.S. GAAP).

The new amendments require an organization to:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the impact of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods.

The amendments were effective for reporting periods beginning after December 15, 2012. The effect of applying this standard is reflected in Note 11 – Other Comprehensive Income (Loss).

FASB ASU 2013-01. Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The Update clarifies the scope of transactions that are subject to the disclosures about offsetting.

The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement.

Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between U.S. GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement.

The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. The Company does not expect the adoption of this pronouncement to have an impact to the Company’s financial statements.

FASB ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities

The eligibility criteria for offsetting are different in international financial reporting standards (IFRS) and U.S. generally accepted accounting principles (GAAP). Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single amount in the statements of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in the balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights to set-off are only available in the event of default or bankruptcy.

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting, which were narrower than the current conditions in the U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP.

The amendments to the FASB Accounting Standards Codification in the ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures – Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. If applicable the Company with provide the disclosures required by those amendments retrospectively for all comparative periods presented.

FASB ASU 2013-04 Liabilities (Topic 405): Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.

On February 28, 2013, FASB issued ASU 2013-40. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount of reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standard Update EITF12D – Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Note 3:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale Securities:
June 30, 2013:
U.S. Government and federal agency and Government-sponsored enterprises (GSEs)	$121,162	$3,543	$(2,372)	$122,333
Mortgage-backed-GSE residential	76,407	465	(2,263)	74,609
State and political subdivisions	3,750	175	(40)	3,885

	$201,319	$4,183	$(4,675)	$200,827

June 30, 2012:
U.S. Government and federal agency and Government-sponsored enterprises (GSEs)	$155,124	$5,834	$—	$160,958
Mortgage-backed-GSE residential	56,601	2,268	(2)	58,867
State and political subdivisions	3,221	260	—	3,481

	$214,946	$8,362	$(2)	$223,306

With the exception of U.S. Government and federal agency and GSE securities and Mortgage-backed-GSE residential securities with a book value of $121,162,000 and $76,407,000, respectively and a market value of $122,333,000 and $74,609,000, respectively at June 30, 2013, the Company held no securities at June 30, 2013 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at June 30, 2013 and 2012 were issued by government sponsored enterprises.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The amortized cost and fair value of available-for-sale securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$991	$998
One to five years	63,308	66,862
Five to ten years	60,549	58,292
After ten years	64	66

	124,912	126,218
Mortgage-backed securities	76,407	74,609

Totals	$201,319	$200,827

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $49,416,000 at June 30, 2013 and $56,298,000 at June 30, 2012.

Gross gains of $829,000 and $532,000 and gross losses of $105,000 and $9,000 resulting from sales of available-for-sale securities were realized for 2013 and 2012, respectively. The tax provision applicable to these net realized gains amounted to approximately $292,000 and $211,000, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2013, was $110,127,000, which is approximately 55% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. There were $2,069,000 of investments with unrealized losses as of June 30, 2012.

Management believes the declines in fair value for these securities are temporary.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$55,825	$(2,372)	$—	$—	$55,825	$(2,372)
Mortgage-backed:
GSE residential	50,172	(2,263)	—	—	50,172	(2,263)
State and political subdivisions	1,022	(40)	—	—	1,022	(40)

Total temporarily impaired securities	$107,019	$(4,675)	$—	$—	$107,019	$(4,675)

The unrealized losses on the Company’s investment in residential mortgage-backed securities, state and political subdivisions, and U.S. Government and federal agency and Government sponsored enterprises were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Note 4:	Loans and Allowance for Loan Losses

Classes of loans at June 30, include:

	2013	2012

Real estate loans
One-to four-family, including home equity loans	$147,221	$147,686
Multi-family	58,442	38,547
Commercial	74,679	32,925
Home equity lines of credit	8,228	8,994
Construction	2,497	8,396
Commercial	19,695	13,917
Consumer	9,662	13,578

	320,424	264,043
Less
Unearned fees and discounts, net	67	63
Loans in process	644	1,539
Allowance for loan losses	3,938	3,531

Loans, net	$315,775	$258,910

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The Company had loans held for sale included in one-to four-family real estate loans totaling $492,000 and $179,000 as of June 30, 2013 and 2012, respectively.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

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

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $133,121,000 and $71,472,000 as of June 30, 2013 and 2012, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

The Company’s loans receivable included purchased loans of $15,692,000 and $17,248,000 at June 30, 2013 and 2012, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $27,695,000 and $16,229,000 at June 30, 2013 and 2012, respectively, of which $9,803,000 and $7,300,000, at June 30, 2013 and 2012 were outside of our primary market area. These participation loans are secured by real estate and other business assets.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2013 and 2012:

	2013
	Real Estate Loans				Construction
	One-to four- family	Multi-family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,940	$679	$245	$81	$78
Provision charged to expense	(295)	118	638	17	(54)
Losses charged off	(78)	—	(45)	(8)	—
Recoveries	49	—	—	—	—

Balance, end of period	$1,616	$797	$838	$90	$24

Ending balance: individually evaluated for impairment	$403	$—	$8	$—	$—

Ending balance: collectively evaluated for impairment	$1,213	$797	$830	$90	$24

Loans:
Ending balance	$147,221	$58,442	$74,679	$8,228	$2,497

Ending balance: individually evaluated for impairment	$4,100	$1,706	$194	$—	$—

Ending balance: collectively evaluated for impairment	$143,121	$56,736	$74,485	$8,228	$2,497

	2013 (Continued)
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$347	$139	$22	$3,531
Provision charged to expense	134	21	16	595
Losses charged off	(50)	(69)	—	(250)
Recoveries	—	13	—	62

Balance, end of year	$431	$104	$38	$3,938

Ending balance: individually evaluated for impairment	$5	$25	$—	$441

Ending balance: collectively evaluated for impairment	$426	$79	$38	$3,497

Loans:
Ending balance	$19,695	$9,662	$—	$320,424

Ending balance: individually evaluated for impairment	$242	$64	$—	$6,306

Ending balance: collectively evaluated for impairment	$19,453	$9,598	$—	$314,118

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

	2012
	Real Estate Loans				Construction
	One-to four- family	Multi-family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,987	$250	$232	$120	$30
Provision charged to expense	533	429	61	(4)	48
Losses charged off	(651)	—	(48)	(35)	—
Recoveries	71	—	—	—	—

Balance, end of period	$1,940	$679	$245	$81	$78

Ending balance: individually evaluated for impairment	$684	$253	$49	$—	$—

Ending balance: collectively evaluated for impairment	$1,256	$426	$196	$81	$78

Loans:
Ending balance	$147,686	$38,547	$32,925	$8,994	$8,396

Ending balance: individually evaluated for impairment	$3,778	$1,478	$95	$—	$—

Ending balance: collectively evaluated for impairment	$143,908	$37,069	$32,830	$8,994	$8,396

	2012 (Continued)
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$352	$169	$9	$3,149
Provision charged to expense	24	21	13	1,125
Losses charged off	(29)	(88)	—	(851)
Recoveries	—	37	—	108

Balance, end of year	$347	$139	$22	$3,531

Ending balance: individually evaluated for impairment	$1	$41	$—	$1,028

Ending balance: collectively evaluated for impairment	$346	$98	$22	$2,503

Loans:
Ending balance	$13,917	$13,578	$—	$264,043

Ending balance: individually evaluated for impairment	$2	$113	$—	$5,466

Ending balance: collectively evaluated for impairment	$13,915	$13,465	$—	$258,577

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

June 30, 2013 and 2012

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

June 30, 2013 and 2012

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The following tables present the credit risk profile of the Company’s loan portfolio, as of June 30, 2013 and 2012, based on rating category and payment activity:

	Real Estate Loans				Construction
June 30, 2013	One-to four- family	Multi-family	Commercial	Home Equity Lines of Credit

Pass	$142,607	$56,554	$74,115	$8,228	$2,497
Watch	483	182	370	—	—
Substandard	4,131	1,706	148	—	—
Doubtful	—	—	46	—	—
Loss	—	—	—	—	—

Total	$147,221	$58,442	$74,679	$8,228	$2,497

June 30, 2013, (Continued)	Commercial	Consumer	Total

Pass	$18,443	$9,598	$312,042
Watch	1,010	—	2,045
Substandard	242	64	6,291
Doubtful	—	—	46
Loss	—	—	—

Total	$19,695	$9,662	$320,424

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

	Real Estate Loans				Construction
June 30, 2012	One-to four- family	Multi-family	Commercial	Home Equity Lines of Credit

Pass	$143,180	$37,069	$32,830	$8,986	$8,396
Watch	612	—	—	—	—
Substandard	3,894	1,478	95	8	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$147,686	$38,547	$32,925	$8,994	$8,396

June 30, 2012, (Continued)	Commercial	Consumer	Total

Pass	$12,739	$13,465	$256,665
Watch	1,176	—	1,788
Substandard	2	113	5,590
Doubtful	—	—	—
Loss	—	—	—

Total	$13,917	$13,578	$264,043

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2013 and 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

June 30, 2013
Real estate loans:
One-to four-family	$2,502	$827	$2,472	$5,801	$141,420	$147,221	$30
Multi-family	—	—	—	—	58,442	58,442	—
Commercial	343	—	46	389	74,290	74,679	—
Home equity lines of credit	144	8	—	152	8,076	8,228	—
Construction	—	—	—	—	2,497	2,497	—
Commercial	—	15	—	15	19,680	19,695	—
Consumer	105	50	44	199	9,463	9,662	—

Total	$3,094	$900	$2,562	$6,556	$313,868	$320,424	$30

June 30, 2012
Real estate loans:
One-to four-family	$2,290	$1,057	$1,949	$5,296	$142,390	$147,686	$—
Multi-family	—	—	—	—	38,547	38,547	—
Commercial	176	—	—	176	32,749	32,925	—
Home equity lines of credit	75	57	7	139	8,855	8,994	—
Construction	—	—	—	—	8,396	8,396	—
Commercial	28	11	—	39	13,878	13,917	—
Consumer	185	23	40	248	13,330	13,578	—

Total	$2,754	$1,148	$1,996	$5,898	$258,145	$264,043	$—

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2013 and 2012:

	June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest Income Recognized Cash Basis

Loans without a specific allowance:
Real estate loans:
One-to four-family	$2,375	$2,375	$—	$2,405	$14	$19
Multi-family	1,706	1,706	—	1,773	3	5
Commercial	148	148	—	154	6	7
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	204	204	—	233	13	14
Consumer	2	2	—	3	—	—

Loans with a specific allowance:
Real estate loans:
One-to four-family	1,725	1,725	403	1,741	6	9
Multi-family	—	—	—	—	—	—
Commercial	46	46	8	70	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	38	38	5	40	—	1
Consumer	62	62	25	75	2	3

Total:
Real estate loans:
One-to four-family	4,100	4,100	403	4,146	20	28
Multi-family	1,706	1,706	—	1,773	3	5
Commercial	194	194	8	224	6	7
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	242	242	5	273	13	15
Consumer	64	64	25	78	2	3

Total	$6,306	$6,306	$441	$6,494	$44	$58

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The following table presents the Company’s nonaccrual loans at June 30, 2013 and 2012:

	2013	2012

Real estate loans
One-to four-family, including home equity loans	$3,439	$3,667
Multi-family	353	1,477
Commercial	194	95
Home equity lines of credit	—	—
Construction	—	—
Commercial	242	2
Consumer	64	113

Total	$4,292	$5,354

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDR”), where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are considered impaired at the time of restructuring and may be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months, and typically are returned to performing status after twelve months, unless impairment still exists.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of June 30, 2013 and 2012. As of June 30, 2013 all loans listed were on nonaccrual except for eight, one-to four-family residential loans totaling $661,000, and one multi-family loan for $1.4 million. As of June 30, 2012 all loans listed were on nonaccrual except for four, one- to four-family residential loans totaling $310,000.

	June 30, 2013	June 30, 2012

Real estate loans
One-to four-family	$1,808	$2,146
Home equity lines of credit	—	—
Multi-family	1,379	1,478
Commercial	46	95

Total real estate loans	3,233	3,719

Construction	—	—
Commercial	39	2
Consumer	2	32

Total	$3,274	$3,753

The following table represents loans modified as troubled debt restructurings during the years ending June 30, 2013, and 2012:

	Year Ended June 30, 2013		Year Ended June 30, 2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Real estate loans:
One-to four-family	2	$176	13	$949
Home equity lines of credit	—	—	—	—
Multi-family	1	25	1	1,478
Commercial	—	—	—	—

Total real estate loans	3	201	14	2,427

Construction	—	—	—	—
Commercial	1	38	—	—
Consumer loans	—	—	1	8

Total	4	$239	15	$2,435

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

During the year ended June 30, 2013, the Company modified two one-to four-family residential real estate loans, with a recorded investment of $176,000, which were deemed TDRs. One of the modifications included a one year rate adjustment while the other did not include the lowering of the interest rate. Both of the modifications, totaling $176,000 involved payment adjustments or maturity concessions, and did not result in a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific allowances of $60,000, based upon the fair value of the collateral.

The Company modified one multi-family residential real estate loan during 2013, which had recorded investment of $25,000 prior to modification and was deemed a TDR. The modification resulted in an extended maturity date without a change in interest rate, which resulted in no specific allowance based upon the fair value of the collateral.

The Company modified one commercial business loan during 2013, which had recorded investment of $38,000 prior to modification and was deemed a TDR. The modification resulted in an extended maturity date without a change in interest rate, which resulted in a specific allowance of $5,000 based upon the fair value of the collateral.

The Company had three TDRs, all one-to four-family residential loans totaling $460,000, that were in default as of June 30, 2013, and were restructured in prior years. All three loans are currently in foreclosure. A fourth loan, a commercial real estate loan for $46,000, defaulted during 2013 and is currently in foreclosure. The Company defines a default as any loan that becomes 90 days or more past due.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2013	2012

Land	$824	$824
Buildings and improvements	5,376	5,338
Furniture and equipment	3,286	3,423

	9,486	9,585
Less accumulated depreciation	5,193	5,230

Net premises and equipment	$4,293	$4,355

Note 6:	Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $74,730,000 and $66,721,000 at June 30, 2013 and 2012, respectively.

Custodial escrow balances in connection with the foregoing loan servicing were $783,000 and $693,000 at June 30, 2013 and 2012, respectively.

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2013 and 2012 was $502,000 and $329,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2013	2012
Fair value, beginning of period	$329	$408
Additions:
Servicing assets resulting from asset transfers	175	101
Subtractions
Payments received and loans refinanced	(112)	(51)
Changes in fair value, due to changes in valuation inputs or assumptions	110	(129)

Fair value, end of period	$502	$329

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 7:	Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $132,183,000 at June 30, 2013 and $134,521,000 on June 30, 2012.

The following table represents interest expense by deposit type:

	2013	2012

Savings, NOW, and Money Market	$303	$354
Certificates of deposit	1,843	2,502
Brokered certificates of deposit	88	20

Total deposit interest expense	$2,234	$2,876

At June 30, 2013, the scheduled maturities of time deposits are as follows:

2014	149,421
2015	51,551
2016	18,957
2017	4,971
2018	1,704

$226,604

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Note 8:	Federal Home Loan Bank Advances

The Federal Home Loan Bank advances totaled $87,500,000 and $75,000,000 as of June 30, 2013 and 2012, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, and HELOC loans totaling $170,715,000 at June 30, 2013. Advances at June 30, 2013, at interest rates from 0.15 to 4.55 percent are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2013, are:

2014	71,500
2015	—
2016	—
2017	15,000
2018	1,000

$87,500

Note 9:	Repurchase Agreements

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by U.S. Government and federal agency and Government –sponsored enterprises and such collateral is held by the Company’s safekeeping agent. The maximum amount of outstanding agreements at any month end during 2013 and 2012 totaled $1,691,000 and $0, respectively, and the monthly average of such agreements totaled $692,000 and $0 for 2013 and 2012, respectively. The agreements at June 30, 2013, matured July 5, 2013, and were subsequently renewed.

Note 10:	Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois and Missouri. The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2008. During the years ended June 30, 2013 and 2012, the Company did not recognize expense for interest or penalties.

The provision for income taxes includes these components:

	2013	2012

Taxes currently payable	$1,979	$1,961
Deferred income taxes	78	(1,402)

Income tax expense	$2,057	$559

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2013	2012

Computed at the statutory rate (34%)	$1,961	$666
Increase (decrease) resulting from
Tax exempt interest	(16)	(16)
Cash surrender value of life insurance	(89)	(88)
State income taxes	369	90
Other	(168)	(93)

Actual tax expense	$2,057	$559

Tax rate as a percentage of pre-tax income	35.7%	28.5%

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2013	2012

Deferred tax assets
Allowance for loan losses	$1,592	$1,422
Reserve for uncollectible interest	49	41
Accrued retirement liability	911	863
Deferred compensation	275	260
Deferred loan fees	111	114
Charitable foundation contribution	943	1,264
Postretirement health plan	33	15
Unrealized losses on available-for-sale securities	198	—

	4,112	3,979

Deferred tax liabilities
Depreciation	(382)	(384)
Unrealized gains on available-for-sale securities	—	(3,177)
Federal Home Loan Bank stock dividends	(313)	(313)
Mortgage servicing rights	(202)	(132)
Other	(2)	(101)

	(899)	(4,107)

Net deferred tax asset (liability)	$3,213	$(128)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Retained earnings at June 30, 2013 and 2012, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $754,000 at June 30, 2013 and 2012.

The Company established a charitable foundation at the time of its mutual-to-stock conversion and donated to it shares of common stock equal to 7% of the shares sold in the offering, or 314,755 shares. The donated shares were valued at $3,147,550 ($10.00 per share) at the time of conversion. The Association also contributed $450,000 in cash to the Foundation. The $3,147,550 and the $450,000 cash donation, or a total of $3,597,550 was expensed during the quarter ended September 30, 2011. The Company established a deferred tax asset associated with this charitable contribution. No valuation allowance was deemed necessary as it appears the Company will be able to deduct the contribution, which is subject to limitations each year, during the five year carry forward period.

Note 11:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2013	2012

Unrealized gains (losses) on available-for-sale securities	$(8,128)	$5,606
Less reclassification adjustment for realized gains included in income	724	523

	(8,852)	5,083
Postretirement health plan
Amortization of transition obligation	32	33
Amortization of prior service cost	(48)	(48)
Change in net gain (loss)	(94)	(156)

	(110)	(171)
Other comprehensive income (loss), before tax effect	(8,962)	4,912
Less tax expense (benefit)	(3,419)	1,867

Other comprehensive income (loss)	$(5,543)	$3,045

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The components of accumulated other comprehensive income, included in equity, are as follows:

	2013	2012

Net unrealized gains on securities available for sale	$(492)	$8,360
Net unrealized postretirement health benefit plan obligations	(152)	(42)

	(644)	8,318
Tax effect	259	(3,160)

Net-of-tax amount	$(385)	$5,158

Note 12:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2013 and 2012, were as follows:

	Amounts Reclassified from AOCI
	2013	2012	Affected Line Item in the Condensed Consolidated Statements of Income
Unrealized gains on available-for-sale securities	$724	$523	Net realized gains on sale of available-for- sale securities

Amortization of defined benefit pension items			Components are included in computation of net periodic pension cost
Transition obligation	$32	$33
Prior service costs	$(48)	$(48)

Total reclassified amount before tax	708	508
Tax expense	(285)	(193)	Provision for Income Tax

Total reclassification out of AOCI	$423	$315	Net Income

Note 13:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of June 30, 2013 and 2012, that the Association meets all capital adequacy requirements to which they are subject.

As of June 30, 2013, the most recent notification from regulators categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum amounts and ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association’s category.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement			Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2013
Total capital (to risk-weighted assets)
Company	$85,940	27.9%	$	N/A	N/A	$	N/A	N/A
Association	66,467	21.6%		24,669	8.0%		30,836	10.0%

Tier 1 capital (to risk-weighted assets)
Company	82,084	26.6%		N/A	N/A		N/A	N/A
Association	62,611	20.3%		N/A	N/A		18,502	6.0%

Tier 1 capital (to adjusted total assets)
Company	82,084	15.0%		N/A	N/A		N/A	N/A
Association	62,611	11.4%		16,408	3.0%		27,346	5.0%

Tangible capital (to adjusted total assets)
Company	82,084	15.0%		N/A	N/A		N/A	N/A
Association	62,611	11.4%		8,204	1.5%		N/A	N/A

As of June 30, 2012
Total capital (to risk-weighted assets)	$61,771	24.3%		$20,340	8.0%		$25,426	10.0%

Tier I capital (to risk-weighted assets)	58,588	23.0%		N/A	N/A		15,255	6.0%

Tier I capital (to adjusted total assets)	58,588	11.6%		15,186	3.0%		25,310	5.0%

Tangible capital (to adjusted total assets)	58,588	11.6%		7,593	1.5%		N/A	N/A

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The following is a reconciliation of the Association equity amount included in the consolidated balance sheets to the amounts reflected for regulatory purposes:

	2013	2012

Association equity	$62,276	$63,780
Less net unrealized gains	(294)	5,183
Less disallowed servicing amounts	50	33
Less postretirement benefit plan	(91)	(24)

Tier 1 capital	62,611	58,588

Plus allowance for loan losses subject to limit	3,856	3,183

Total risk-based capital	$66,467	$61,771

The Association’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the previous tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for the calendar year and retained net income for the preceding two calendar years.

Note 14:	Related Party Transactions

At June 30, 2013 and 2012, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2013	2012

Balance, beginning of year	$4,651	$5,319
New loans	1,392	475
Repayments	(1,009)	(1,143)

Balance, end of year	$5,034	$4,651

Deposits from related parties held by the Company at June 30, 2013 and 2012 totaled $888,000 and $1,645,000, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

Note 15:	Employee Benefits

The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $66,000 to the plan in fiscal year 2013.

The Company uses a June 30 measurement date for the plans. Information about the plans’ funded status and pension cost follows:

	2013	2012
Change in benefit obligation
Beginning of year	$2,149	$1,911
Service cost	38	47
Interest cost	79	92
Actuarial gain	146	164
Benefits paid	(68)	(65)

End of year	$2,344	$2,149

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Significant balances, costs and assumptions are:

	Postretirement Plan
	2013	2012

Benefit obligation	$2,344	$2,149
Fair value of plan assets	—	—

Funded status	$(2,344)	$(2,149)

Accumulated benefit obligation	$2,344	$2,149

Amounts recognized in the consolidated balance sheets:

Accrued benefit cost	$2,344	$2,183

Components of net periodic benefit cost:

	2013	2012

Service cost	$38	$47
Interest cost	79	92
Amortization of prior service credit	(48)	(48)
Amortization of transition amount	33	33
Amortization of (Gain) or Loss	1	—

	$103	$124

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2013	2012

Net gain	$368	$224
Prior service credit	(225)	(273)
Transition obligation	58	91

Net (gain) loss	$201	$42

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Other significant balances and costs are:

	2013	2012

Employer contribution	$68	$56
Benefits paid	68	56
Benefit costs	103	124

Other changes in plan assets and benefit obligations recognized in other comprehensive income are described in Note 11.

The estimated net loss, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $(12,000), $48,000 and $(33,000), respectively.

A discount rate of 3.75% was used in both 2013 and 2012 to determine the benefit obligations and benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage-Point Increase	One- Percentage-Point Decrease

Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	66	(82)

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013 and 2012, respectively. The rate was assumed to decrease gradually to 5% by the year 2024 and remain at that level thereafter.

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2013:

2014	86
2015	98
2016	113
2017	118
2018	128
2019-2023	716

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of employee’s contribution. Employer contributions charged to expense for 2013 and 2012 were $48,000 and $45,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2013 and 2012 were $426,000 and $393,000, respectively.

The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent and will be evaluated on an annual basis. The deferred compensation charged to expense totaled $51,000 and $143,000 for the year ended June 30, 2013 and 2012, respectively. The agreements’ accrued liability of $656,000 and $644,000 as of June 30, 2013 and 2012, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2014	65
2015	65
2016	65
2017	65
2018	67
Thereafter	2,711

$3,038

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

June 30, 2013 and 2012

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

A summary of ESOP shares at June 30, 2013 and 2012 are as follows (dollars in thousands):

	June 30, 2013	June 30, 2012
Allocated shares	19,245	—
Shares committed for release	19,245	19,245
Unearned shares	346,410	365,655

Total ESOP shares	384,900	384,900

Fair value of unearned ESOP shares (1)	$5,293	$4,841

(1)	Based on closing price of $15.28 and $13.24 per share on June 30, 2013, and 2012, respectively.

Note 16:	Earnings Per Share (“EPS”)

Basic and diluted earnings per common share are presented for the years ended June 30, 2013 and 2012. Earnings per share data for year ended June 30, 2012 is from the date of conversion on July 7, 2011, to June 30, 2012. The factors used in the earnings per common share computation follow:

	Year Ended June 30, 2013	Year Ended June 30, 2012

Net income	$3,710	$1,400

Weighted average shares outstanding	4,677,069	4,811,255
Less: Average unallocated ESOP shares	(356,033)	(375,278)

Average shares outstanding	4,321,036	4,435,977

Basic and diluted earnings per common share	$.86	$.32

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

There were no potential dilutive common shares for the periods presented. There were no common shares outstanding prior to July 8, 2011.

A stock repurchase program was adopted on September 12, 2012. Under the repurchase program, the Company could repurchase up to 240,563 shares of its common stock, or approximately 5% of the then current outstanding shares. As of June 30, 2013, 240,563 shares were repurchased at an average price of $13.88 per share.

Note 17:	Disclosures about Fair Value of Assets and Liabilities

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013:
Available-for-sale securities:
US Government and federal agency	$122,333	$—	$122,333	$—
Mortgage-backed securities – GSE residential	74,609	—	74,609	—
State and political subdivisions	3,885	—	3,885	—

Mortgage servicing rights	502	—	—	502

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012:
Available-for-sale securities:
US Government and federal agency	$160,958	$—	$160,958	$—
Mortgage-backed securities – GSE residential	58,867	—	58,867	—
State and political subdivisions	3,481	—	3,481	—

Mortgage servicing rights	329	—	—	329

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2013 or 2012. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivision. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of June 30, 2013 or 2012.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2011	$408

Total realized and unrealized gains and losses included in net income	(129)
Servicing rights that result from asset transfers	101
Payments received and loans refinanced	(51)

Balance, June 30, 2012	329

Total realized and unrealized gains and losses included in net income	110
Servicing rights that result from asset transfers	175
Payments received and loans refinanced	(112)

Balance, June 30, 2013	$502

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$110

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013:

Impaired loans (collateral dependent)	$581	$—	$—	$581
Foreclosed assets	399	—	—	399

June 30, 2012:

Impaired loans (collateral dependent)	$2,438	$—	$—	$2,438
Foreclosed assets	279	—	—	279

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the years ended June 30, 2013 and 2012:

	2013	2012

Impaired loans (collateral dependent)	$550,000	$(556,000)
Foreclosed and repossessed assets held for sale	(97,000)	(53,000)

Total losses on assets measured on a non-recurring basis	$453,000	$(609,000)

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

June 30, 2013 and 2012

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$502	Discounted cash flow	Discount rate	10.5% - 11.5% (10.5%)
			Constant prepayment rate	10.7% - 12.68% (11.74%)
			Probability of default	.20% - .35% (.34%)

Impaired loans (collateral dependent)	581	Market comparable properties	Marketability discount	16% - 24% (23%)

Foreclosed assets	399	Market comparable properties	Comparability adjustments (%)	16% (16%)

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$329	Discounted cash flow	Discount rate	10.5% -11.5% (10.5%)
			Constant prepayment rate	16.9% - 22.4% (21.0%)
			Probability of default	.29% - .32% (.32%)

Collateral-dependent impaired loans	2,438	Market comparable properties	Marketability discount	0% -24% (15%)

Foreclosed assets	279	Market comparable properties	Comparability adjustments (%)	12% - 24% (19%)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and 2012.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013:
Financial assets
Cash and cash equivalents	$6,580	$6,580	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	315,775	—	—	319,624
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,688	—	1,688	—

Financial liabilities
Deposits	371,203	—	115,560	226,908
Repurchase agreements	1,674	—	1,674	—
Federal Home Loan Bank advances	87,500	—	89,336	—
Advances from borrowers for taxes and insurance	966	—	966	—
Accrued interest payable	44	—	44	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest-Bearing Time Deposits in Banks, Federal Home Loan Bank Stock, Accrued Interest Receivable, Repurchase Agreements, Accrued Interest Payable and Advances from Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Note 18:	Significant Estimates and Concentrations

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

Note 19:	Commitments and Credit Risk

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

June 30, 2013 and 2012

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

At June 30, 2013 and 2012, the Company had outstanding commitments to originate loans aggregating approximately $12,020,000 and $7,150,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $8,520,000 and $6,133,000 at June 30, 2013 and 2012, respectively, with the remainder at floating market rates. The weighted average interest rates for fixed rate loan commitments were 3.80% and 4.73% as of June 30, 2013 and 2012, respectively.

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

At June 30, 2013, the Company had granted unused lines of credit to borrowers aggregating approximately $10,451,000 and $5,412,000 for commercial lines and open-end consumer lines, respectively. At June 30, 2012, the Company had granted unused lines of credit to borrowers aggregating approximately $9,788,000 and $5,673,000 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

At June 30, 2013 and 2012, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Note 20:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2013 and 2012:

Condensed Balance Sheet

	June 30, 2013	June 30, 2012
Assets
Cash and due from banks	$14,969	$18,001
Investment in common stock of subsidiary	62,276	63,780
ESOP loan	3,562	3,705
Deferred income taxes	942	1,163

Total assets	$81,749	$86,649

Liabilities
Other liabilities	$—	$—

Total liabilities	—	—

Stockholders’ Equity	81,749	86,649

Total liabilities and stockholders’ equity	$81,749	$86,649

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Condensed Statement of Income and Comprehensive Income (Loss)

	Year Ending June 30, 2013	Year Ending June 30, 2012

Income
Interest on ESOP loan	$119	$118
Deposits with financial institutions	—	25

Total income	119	143

Expense
Interest expense	—	24
Charitable contributions	—	3,148
Other	209	37

Total expense	209	3,209

Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(90)	(3,066)

Benefit for Income Taxes	(33)	(1,168)

Loss Before Equity in Undistributed Loss of Subsidiary	(57)	(1,898)

Equity in Undistributed Income of Subsidiary	3,767	3,298

Net Income	$3,710	$1,400

Comprehensive Income (Loss)	$1,833	$4,445

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

(Table dollar amounts in thousands)

Condensed Statement of Cash Flows

	Year Ending June 30, 2013	Year Ending June 30, 2012

Cash flows from operating activities
Net income	$3,710	$1,400

Items not requiring (providing) cash
Deferred income tax	221	—
Earnings from subsidiary	(3,767)	—

Net cash provided by operating activities	164	1,400

Cash flows from investing activities
Contribution to subsidiary capital	—	(22,790)

Net cash used in investing activities	—	(22,790)

Cash flows from financing activities
Proceeds from issuance of common stock, net of costs	—	43,240
Stock purchase per stock repurchase plan	(3,339)	—
Loan for ESOP	143	(3,849)

Net cash provided by (used in) financing activities	(3,196)	39,391

Net Change in Cash and Cash Equivalents	(3,032)	18,001

Cash and Cash Equivalents at Beginning of Year	18,001	0

Cash and Cash Equivalents at End of Year	$14,969	$18,001