Form 10-Q
period 2013-09-30
IF Bancorp, Inc.
filed 2013-11-13
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The Registrant had 4,533,692 shares of common stock, par value $0.01 per share, issued and outstanding as of November 5, 2013.

IF Bancorp, Inc.

Form 10-Q

2

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	September 30,	June 30,
	2013	2013
	(Unaudited)
Assets
Cash and due from banks	$10,122	$5,371
Interest-bearing demand deposits	546	1,209

Cash and cash equivalents	10,668	6,580

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	187,382	200,827
Loans, net of allowance for loan losses of $3,967 and $3,938 at September 30, 2013 and June 30, 2013, respectively	317,828	315,775
Premises and equipment, net of accumulated depreciation of $5,298 and $5,193 at September 30, 2013 and June 30, 2013, respectively	4,207	4,293
Federal Home Loan Bank stock, at cost	5,425	5,425
Foreclosed assets held for sale	260	418
Accrued interest receivable	1,996	1,688
Bank-owned life insurance	7,824	7,757
Mortgage servicing rights	516	502
Deferred income taxes	3,344	3,213
Other	314	807

Total assets	$540,014	$547,535

Liabilities and Equity
Liabilities
Deposits
Demand	$12,630	$12,820
Savings, NOW and money market	121,071	131,779
Certificates of deposit	208,683	188,775
Brokered certificates of deposit	38,371	37,829

Total deposits	380,755	371,203

Repurchase agreements	1,439	1,674
Federal Home Loan Bank advances	70,500	87,500
Advances from borrowers for taxes and insurance	729	966
Accrued post-retirement benefit obligation	2,379	2,344
Accrued interest payable	59	44
Other	1,989	2,055

Total liabilities	457,850	465,786

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 4,570,192 and 4,570,692 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	46	46
Additional paid-in capital	46,479	46,451
Unearned ESOP shares, at cost, 341,599 and 346,410 shares at September 30, 2013 and June 30, 2013, respectively	(3,416)	(3,464)
Retained earnings	39,607	39,101
Accumulated other comprehensive income (loss), net of tax	(552)	(385)

Total stockholders’ equity	82,164	81,749

Total liabilities and equity	$540,014	$547,535

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2013	2012
Interest and Dividend Income
Interest and fees on loans	$3,391	$3,027
Securities:
Taxable	1,120	1,338
Tax-exempt	28	30
Federal Home Loan Bank dividends	4	3
Deposits with other financial institutions	3	4

Total interest and dividend income	4,546	4,402

Interest Expense
Deposits	572	571
Federal Home Loan Bank advances	200	228

Total interest expense	772	799

Net Interest Income	3,774	3,603

Provision for Loan Losses	179	102

Net Interest Income After Provision for Loan Losses	3,595	3,501

Noninterest Income
Customer service fees	148	139
Other service charges and fees	46	72
Insurance commissions	198	203
Brokerage commissions	168	114
Net realized gains (losses) on sales of available-for-sale securities	(60)	473
Mortgage banking income (loss), net	107	114
Bank-owned life insurance income, net	67	66
Other	147	190

Total noninterest income	821	1,371

Noninterest Expense
Compensation and benefits	2,118	1,875
Office occupancy	129	131
Equipment	217	213
Federal deposit insurance	63	68
Stationary, printing and office	37	39
Advertising	89	70
Professional services	116	125
Supervisory examinations	37	35
Audit and accounting services	49	52
Organizational dues and subscriptions	17	18
Insurance bond premiums	28	25
Telephone and postage	60	59
(Gain) loss on foreclosed assets, net	116	(24)
Other	247	406

Total noninterest expense	3,323	3,092

Income Before Income Tax	1,093	1,780
Provision for Income Tax	351	647

Net Income	$742	$1,133

Earnings Per Share:
Basic and diluted (Note 4)	$.18	$.25
Dividends declared per common share	$.05	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2013	2012

Net Income	$742	$1,133

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(131) and $535, for 2013 and 2012, respectively	(194)	842

Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $24 and $(191) for 2013 and 2012, respectively	(36)	282

	(158)	560

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(6) and $(13) for 2013 and 2012, respectively	(9)	(22)

Other comprehensive income (loss), net of tax	(167)	538

Comprehensive Income	$575	$1,671

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the three months ended September 30, 2013

Balance, July 1, 2013	$46	$46,451	$(3,464)	$39,101	$(385)	$81,749

Net income	—	—	—	742	—	742

Other comprehensive income (loss)	—	—	—	—	(167)	(167)

Dividends on common stock, $0.05 per share	—	—	—	(229)	—	(229)

Stock repurchase, 500 shares, average price $16.00 each	—	—	—	(7)	—	(7)

ESOP shares earned, 4,811 shares	—	28	48	—	—	76

Balance, September 30, 2013	$46	$46,479	$(3,416)	$39,607	$(552)	$82,164

For the three months ended September 30, 2012

Balance, July 1, 2012	$48	$46,371	$(3,656)	$38,728	$5,158	$86,649

Net income	—	—	—	1,133	—	1,133

Other comprehensive income	—	—	—	—	538	538

Stock repurchase, 8,004 shares, average price $13.12 each	—	—	—	(105)	—	(105)

ESOP shares earned, 4,811 shares	—	15	48	—	—	63

Balance, September 30, 2012	$48	$46,386	$(3,608)	$39,756	$5,696	$88,278

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2013	2012
Operating Activities
Net income	$742	$1,133
Items not requiring (providing) cash
Depreciation	105	115
Provision for loan losses	179	102
Amortization of premiums and discounts on securities	290	288
Deferred income taxes	(18)	(156)
Net realized (gains) losses on loan sales	(107)	(126)
Net realized (gains) losses on sales of available-for-sale securities	60	(473)
(Gain) loss on foreclosed assets held for sale	116	(24)
Bank-owned life insurance income, net	(67)	(66)
Originations of loans held for sale	(4,210)	(6,534)
Proceeds from sales of loans held for sale	4,303	6,678
ESOP compensation expense	76	63
Changes in
Accrued interest receivable	(308)	(233)
Other assets	493	197
Accrued interest payable	15	3
Post-retirement benefit obligation	20	17
Other liabilities	(295)	133

Net cash provided by operating activities	1,394	1,117

Investing Activities
Purchases of available-for-sale securities	(1,999)	(72,883)
Proceeds from the sales of available-for-sale securities	11,777	71,841
Proceeds from maturities and pay downs of available-for-sale securities	3,052	5,906
Net change in loans	(2,477)	(1,560)
Purchase of FHLB stock	—	(800)
Purchase of premises and equipment	(19)	(115)
Proceeds from sale of foreclosed assets	287	144

Net cash provided by investing activities	10,621	2,533

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(10,898)	(8,339)
Net increase in certificates of deposit, including brokered certificates	20,450	8,841
Net decrease in advances from borrowers for taxes and insurance	(237)	(253)
Proceeds from Federal Home Loan Bank advances	116,500	168,500
Net decrease in repurchase agreements	(235)	—
Repayments of Federal Home Loan Bank advances	(133,500)	(168,000)
Stock purchase per stock repurchase plan	(7)	(105)

Net cash provided by (used in) financing activities	(7,927)	644

Net Increase in Cash and Cash Equivalents	4,088	4,294
Cash and Cash Equivalents, Beginning of Period	6,580	8,193

Cash and Cash Equivalents, End of Period	$10,668	$12,487

Supplemental Cash Flows Information
Interest paid	$757	$796
Income taxes paid (net of refunds)	$49	$28
Foreclosed assets acquired in settlement of loans	$245	$—
Dividend payable	$229	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Form 10-Q (Unaudited)

(Table dollar amounts in thousands)

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Financial Statement Presentation

IF Bancorp, Inc., a Maryland corporation (the “Company”), became the holding company for Iroquois Federal Savings and Loan Association (the “Association”) upon completion of the Association’s mutual-to-stock conversion on July 7, 2011. At the time of the conversion, the Company also established an employee stock ownership plan that purchased 384,900 shares of Company stock, and a charitable foundation, Iroquois Federal Foundation, to which the Company donated 314,755 shares of Company stock and $450,000 cash. IF Bancorp, Inc.’s common stock then began trading on the NASDAQ Capital Market under the symbol “IROQ”.

During the three months ended September 30, 2013, a second stock repurchase plan was adopted whereby the company may repurchase up to 228,535 shares of its common stock, or approximately 5% of the outstanding shares on the date of adoption. As shares are repurchased, the Company will treat them as shares repurchased for constructive retirement, and the excess of purchase price over par value will be charged entirely to retained earnings in recognition of the fact that the Company may always capitalize or allocate retained earnings for such purposes.

During the three months ended September 30, 2013, the Company also announced that the Board of Directors had declared an initial cash dividend of $0.05 per common share to be paid on or about October 15, 2013, to stockholders of record as of the close of business on September 23, 2013.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2013 and June 30, 2013, and the results of its operations for the three month periods ended September 30, 2013 and 2012. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the three-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

Note 2:	New Accounting Pronouncements

Recent and Future Accounting Requirements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company noted that the adoption of this pronouncement did not have an impact to the Company’s financial statements.

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

Note 3:	Employee Stock Ownership Plan (ESOP)

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

A summary of ESOP shares at September 30, 2013 and June 30, 2013 are as follows (dollars in thousands):

	September 30, 2013	June 30, 2013
Allocated shares	38,490	19,245
Shares committed for release	4,811	19,245
Unearned shares	341,599	346,410

Total ESOP shares	384,900	384,900

Fair value of unearned ESOP shares (1)	$5,500	$5,293

(1)	Based on closing price of $16.10 and $15.28 per share on September 30, 2013, and June 30, 2013, respectively.

Note 4:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2013 and 2012. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012

Net income (loss)	$742	$1,133

Basic weighted average shares outstanding	4,570,654	4,810,263
Less: Average unallocated ESOP shares	(344,004)	(363,249)

Basic average shares outstanding	4,226,650	4,447,014

Basic and diluted earnings per common share	$.18	$.25

There were no potential dilutive common shares for the periods presented.

On September 11, 2013, the Company announced a second stock repurchase program to repurchase up to 228,535 shares of its common stock, or approximately 5% of its then current outstanding shares. As of September 30, 2013, 500 shares were repurchased at an average price of $16.00 per share.

Note 5:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
September 30, 2013:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$112,636	$3,211	$(2,825)	$113,022
Mortgage-backed:
GSE – residential	71,736	823	(2,082)	70,477
State and political subdivisions	3,767	169	(53)	3,883

	$188,139	$4,203	$(4,960)	$187,382

June 30, 2013:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$121,162	$3,543	$(2,372)	$122,333
Mortgage-backed:
GSE – residential	76,407	465	(2,263)	74,609
State and political subdivisions	3,750	175	(40)	3,885

	$201,319	$4,183	$(4,675)	$200,827

With the exception of U.S. Government, federal agency and GSE securities and Mortgage-backed GSE residential securities with a book value of approximately $112,636,000 and $71,736,000, respectively, and a market value of approximately $113,022,000 and $70,477,000, respectively, at September 30, 2013, the Company held no securities at September 30, 2013 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at September 30, 2013, and June 30, 2013 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value

Within one year	$988	$989
One to five years	56,805	59,996
Five to ten years	58,522	55,826
After ten years	88	94

	116,403	116,905
Mortgage-backed securities	71,736	70,477

Totals	$188,139	$187,382

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $43,801,000 and $49,416,000 as of September 30, 2013 and June 30, 2013, respectively.

Gross gains of $191,000 and $473,000, and gross losses of $251,000 and $0, resulting from sales of available-for-sale securities were realized for the three month periods ended September 30, 2013 and 2012, respectively. The tax provision (benefit) applicable to these net realized gains amounted to approximately $(24,000) and $189,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at September 30, 2013 was $98,651,000, which is approximately 52.6% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following tables show the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and June 30, 2013:

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$51,372	$(2,825)	$—	$—	$51,372	$(2,825)
Mortgage-backed:
GSE residential	46,271	(2,082)	—	—	46,271	(2,082)
State and political subdivisions	—	—	1,008	(53)	1,008	(53)

Total temporarily impaired securities	$97,643	$(4,907)	$1,008	$(53)	$98,651	$(4,960)

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$55,825	$(2,372)	$—	$—	$55,825	$(2,372)
Mortgage-backed:
GSE residential	50,172	(2,263)	—	—	50,172	(2,263)
State and political subdivisions	1,022	(40)	—	—	1,022	(40)

Total temporarily impaired securities	$107,019	$(4,675)	$—	$—	$107,019	$(4,675)

The unrealized losses on the Company’s investment in residential mortgage-backed securities, state and political subdivisions, and U.S. Government and federal agency and Government sponsored enterprises were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Note 6:	Loans and Allowance for Loan Losses

Classes of loans include:

	September 30, 2013	June 30, 2013

Real estate loans:
One-to four-family, including home equity loans	$146,801	$147,221
Multi-family	59,352	58,442
Commercial	76,708	74,679
Home equity lines of credit	7,894	8,228
Construction	1,209	2,497
Commercial	21,010	19,695
Consumer	9,426	9,662

Total loans	322,400	320,424

Less:
Unearned fees and discounts, net	81	67
Loans in process	524	644
Allowance for loan losses	3,967	3,938

Loans, net	$317,828	$315,775

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

Management reviews and approves the Company’s lending policies and procedures on a routine basis. Management routinely (at least quarterly) reviews our allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Our underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship. The integrity and character of the borrower are significant factors in our loan underwriting. As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out. Additional significant underwriting factors beyond location, duration, the sound and profitable cash flow basis underlying the loan and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $136,060,000 and $133,121,000 as of September 30, 2013 and June 30, 2013, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $15,088,000 and $15,692,000 at September 30, 2013 and June 30, 2013, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $26,275,000 and $27,695,000 at September 30, 2013 and June 30, 2013, respectively, of which $8,591,000 and $9,803,000, at September 30, 2013 and June 30, 2013 were outside our primary market area. These participation loans are secured by real estate and other business assets.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three-month periods ended September 30, 2013 and 2012 and the year ended June 30, 2013:

	Three Months Ended September 30, 2013
	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,616	$797	$838	$90
Provision charged to expense	79	13	39	15
Losses charged off	(131)	—	(20)	—
Recoveries	8	—	—	—

Balance, end of period	$1,572	$810	$857	$105

Ending balance: individually evaluated for impairment	$341	$—	$—	$15

Ending balance: collectively evaluated for impairment	$1,231	$810	$857	$90

Loans:
Ending balance	$146,801	$59,352	$76,708	$7,894

Ending balance: individually evaluated for impairment	$3,791	$1,688	$87	$15

Ending balance: collectively evaluated for impairment	$143,010	$57,664	$76,621	$7,879

	Three Months Ended September 30, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$24	$431	$104	$38	$3,938
Provision charged to expense	(12)	55	3	(13)	179
Losses charged off	—	—	(8)	—	(159)
Recoveries	—	—	1	—	9

Balance, end of period	$12	$486	$100	$25	$3,967

Ending balance: individually evaluated for impairment	$—	$2	$21	$—	$379

Ending balance: collectively evaluated for impairment	$12	$484	$79	$25	$3,588

Loans:

Ending balance	$1,209	$21,010	$9,426	$—	$322,400

Ending balance: individually evaluated for impairment	$—	$239	$50	$—	$5,870

Ending balance: collectively evaluated for impairment	$1,209	$20,771	$9,376	$—	$316,530

	Year Ended June 30, 2013
	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,940	$679	$245	$81
Provision charged to expense	(295)	118	638	17
Losses charged off	(78)	—	(45)	(8)
Recoveries	49	—	—	—

Balance, end of year	$1,616	$797	$838	$90

Ending balance: individually evaluated for impairment	$403	$—	$8	$—

Ending balance: collectively evaluated for impairment	$1,213	$797	$830	$90

Loans:
Ending balance	$147,221	$58,442	$74,679	$8,228

Ending balance: individually evaluated for impairment	$4,100	$1,706	$194	$—

Ending balance: collectively evaluated for impairment	$143,121	$56,736	$74,485	$8,228

	Year Ended June 30, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$78	$347	$139	$22	$3,531
Provision charged to expense	(54)	134	21	16	595
Losses charged off	—	(50)	(69)	—	(250)
Recoveries	—	—	13	—	62

Balance, end of year	$24	$431	$104	$38	$3,938

Ending balance: individually evaluated for impairment	$—	$5	$25	$—	$441

Ending balance: collectively evaluated for impairment	$24	$426	$79	$38	$3,497

Loans:
Ending balance	$2,497	$19,695	$9,662	$—	$320,424

Ending balance: individually evaluated for impairment	$—	$242	$64	$—	$6,306

Ending balance: collectively evaluated for impairment	$2,497	$19,453	$9,598	$—	$314,118

	Three Months Ended September 30, 2012
	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,940	$679	$245	$81
Provision charged to expense	(41)	15	171	18
Losses charged off	—	—	—	—
Recoveries	40	—	—	—

Balance, end of year	$1,939	$694	$416	$99

Ending balance: individually evaluated for impairment	$656	$269	$51	$18

Ending balance: collectively evaluated for impairment	$1,283	$425	$365	$81

Loans:
Ending balance	$148,361	$33,268	$45,826	$8,966

Ending balance: individually evaluated for impairment	$3,831	$1,747	$111	$56

Ending balance: collectively evaluated for impairment	$144,530	$31,521	$45,715	$8,910

	Three Months Ended September 30, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$78	$347	$139	$22	$3,531
Provision charged to expense	(56)	(11)	—	6	102
Losses charged off	—	—	(3)	—	(3)
Recoveries	—	—	2	—	42

Balance, end of year	$22	$336	$138	$28	$3,672

Ending balance: individually evaluated for impairment	$—	$9	$41	$—	$1,044

Ending balance: collectively evaluated for impairment	$22	$327	$97	$28	$2,628

Loans:
Ending balance	$3,372	$13,881	$11,544	$—	$265,218

Ending balance: individually evaluated for impairment	$—	$45	$108	$—	$5,898

Ending balance: collectively evaluated for impairment	$3,372	$13,836	$11,436	$—	$259,320

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

Because of the recent added concern based on the overall condition of the real estate market and in particular how the market is affecting the Junior Lien and Home Equity Lines of Credit (HELOC) loan portfolios, as with all portfolios, the Company has reviewed these two portfolios to determine the adequacy of the allowance. The Company notes that Junior Lien loans are one-to four-family loans that are in a subordinate lien position, and can be subordinate to either a Company first lien or another institution first lien and all are fully amortized loans. HELOC loans were initially underwritten to ensure adequate cash flow to make payments even under stressed conditions. Based on review of the HELOC portfolio, $2.4 million had initial combined loan to value ratios of between 81% and 90%. The present allowance calculation includes 1.00% of qualitative factors to address added concerns, above a weighted average loss factor of 0.15%.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

September 30, 2013:
Pass	$142,231	$57,483	$76,252	$7,879	$1,209	$19,810	$9,376	$314,240
Watch	477	181	369	—	—	961	—	1,988
Substandard	4,093	1,688	61	15	—	239	42	6,138
Doubtful	—	—	26	—	—	—	8	34
Loss	—	—	—	—	—	—	—	—

Total	$146,801	$59,352	$76,708	$7,894	$1,209	$21,010	$9,426	$322,400

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2013:
Pass	$142,607	$56,554	$74,115	$8,228	$2,497	$18,443	$9,598	$312,042
Watch	483	182	370	—	—	1,010	—	2,045
Substandard	4,131	1,706	148	—	—	242	64	6,291
Doubtful	—	—	46	—	—	—	—	46
Loss	—	—	—	—	—	—	—	—

Total	$147,221	$58,442	$74,679	$8,228	$2,497	$19,695	$9,662	$320,424

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

September 30, 2013:
Real estate loans:
One-to four-family	$2,815	$863	$2,540	$6,218	$140,583	$146,801	$301
Multi-family	—	—	—	—	59,352	59,352	—
Commercial	335	—	26	361	76,347	76,708	—
Home equity lines of credit	44	53	15	112	7,782	7,894	—
Construction	—	—	—	—	1,209	1,209	—
Commercial	203	—	—	203	20,807	21,010	—
Consumer	133	55	33	221	9,205	9,426	—

Total	$3,530	$971	$2,614	$7,115	$315,285	$322,400	$301

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

June 30, 2013:
Real estate loans:
One-to four-family	$2,502	$827	$2,472	$5,801	$141,420	$147,221	$30
Multi-family	—	—	—	—	58,442	58,442	—
Commercial	343	—	46	389	74,290	74,679	—
Home equity lines of credit	144	8	—	152	8,076	8,228	—
Construction	—	—	—	—	2,497	2,497	—
Commercial	—	15	—	15	19,680	19,695	—
Consumer	105	50	44	199	9,463	9,662	—

Total	$3,094	$900	$2,562	$6,556	$313,868	$320,424	$30

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $3.1 million in troubled debt restructurings that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended September 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

September 30, 2013:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,216	$2,216	$—	$2,234	$5	$6
Multi-family	1,688	1,688	—	1,697	31	24
Commercial	87	87	—	98	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	203	203	—	204	—	—
Consumer	6	6	—	7	—	—

Loans with a specific allowance
Real estate loans:
One-to four-family	1,575	1,575	341	1,576	—	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	15	15	15	16	—	—
Construction	—	—	—	—	—	—
Commercial	36	36	2	37	—	—
Consumer	44	44	21	46	—	—

Total:
Real estate loans:
One-to four-family	3,791	3,791	341	3,810	5	7
Multi-family	1,688	1,688	—	1,697	31	24
Commercial	87	87	—	98	—	—
Home equity line of credit	15	15	15	16	—	—
Construction	—	—	—	—	—	—
Commercial	239	239	2	241	—	—
Consumer	50	50	21	53	—	—

	$5,870	$5,870	$379	$5,915	$36	$31

				Year Ended June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

June 30, 2013:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,375	$2,375	$—	$2,405	$14	$19
Multi-family	1,706	1,706	—	1,773	3	5
Commercial	148	148	—	154	6	7
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	204	204	—	233	13	14
Consumer	2	2	—	3	—	—

Loans with a specific allowance
Real estate loans:
One-to four-family	1,725	1,725	403	1,741	6	9
Multi-family	—	—	—	—	—	—
Commercial	46	46	8	70	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	38	38	5	40	—	1
Consumer	62	62	25	75	2	3

Total:
Real estate loans:
One-to four-family	4,100	4,100	403	4,146	20	28
Multi-family	1,706	1,706	—	1,773	3	5
Commercial	194	194	8	224	6	7
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	242	242	5	273	13	15
Consumer	64	64	25	78	2	3

	$6,306	$6,306	$441	$6,494	$44	$58

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Mortgages on real estate:
One-to four-family	$3,311	$3,439
Multi-family	341	353
Commercial	87	194
Home equity lines of credit	15	—
Construction loans	—	—
Commercial business loans	239	242
Consumer loans	50	64

Total	$4,043	$4,292

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

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of September 30, 2013 and June 30, 2013. As of September 30, 2013 all loans listed were on nonaccrual except for seven one-to four-family residential loans totaling $480,000, and one multi-family loan for $1.3 million. All loans listed as of June 30, 2013 were on nonaccrual except for eight one-to four-family residential loans totaling $661,000, and one multi-family loan for $1.4 million.

	September 30, 2013	June 30, 2013
Real estate loans
One-to four-family	$1,708	$1,808
Home equity lines of credit	—	—
Multi-family	1,370	1,379
Commercial	26	46

Total real estate loans	3,104	3,233

Construction	—	—
Commercial and industrial	36	39
Consumer loans	—	2

Total	$3,140	$3,274

During the three month period ended September 30, 2013, the Company modified one one-to four-family residential real estate loan with a recorded investment of $14,000.

During the year ended June 30, 2013, the Company modified two one-to four-family residential real estate loans, with a recorded investment of $176,000, one multi-family residential real estate loan with a recorded investment of $25,000, and one commercial business loan with a recorded investment of $38,000.

During the three month period ended September 30, 2012, the Company modified no loans as troubled debt restructurings.

The Company had five TDRs, four one-to four-family residential loans and one commercial real estate loan totaling $563,000 that were in default as of September 30, 2013, and were restructured in prior periods. One of these loans was in foreclosure at September 30, 2013. The Company had three TDRs, all one-to four-family residential loans totaling $460,000 that were in default as of June 30, 2013, and were restructured in the prior years. All three loans were in foreclosure at June 30, 2013. A fourth loan, a commercial real estate loan for $46,000, defaulted during 2013 and was in foreclosure at June 30, 2013. The Company defines a default as any loan that becomes 90 days or more past due.

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

Note 7:	Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,425,000 of Federal Home Loan Bank stock as of September 30, 2013 and June 30, 2013. The FHLB provides liquidity and funding through advances.

Note 8:	Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2013	June 30, 2013

Net unrealized gains on securities available-for-sale	$(757)	$(492)
Net unrealized postretirement health benefit plan obligations	(167)	(152)

	(924)	(644)
Tax effect	372	259

Total	$(552)	$(385)

Note 9:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2013 and 2012, were as follows:

	Amounts Reclassified from AOCI
	2013	2012	Affected Line Item in the Condensed Consolidated Statements of Income

Unrealized gains (losses) on available-for-sale securities	$(60)	$473	Net realized gains on sale of available-for-sale securities

Amortization of defined benefit pension items			Components are included in computation of net periodic pension cost
Transition obligation	$8	$8
Prior service costs	$(12)	$(12)

Total reclassified amount before tax	(64)	469

Tax expense (benefit)	(26)	189	Provision for Income Tax

Total reclassification out of AOCI	$(38)	$280	Net Income

Note 10:	Income Taxes

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2013	2012

Computed at the statutory rate (34%)	$372	$605
Decrease resulting from
Tax exempt interest	(10)	(4)
Cash surrender value of life insurance	(23)	(22)
State income taxes	67	121
Other	(55)	(53)

Actual expense (benefit)	$351	$647

The Company established a charitable foundation at the time of its mutual-to-stock conversion and donated to it $450,000 in cash and shares of common stock equal to 7% of the shares sold in the offering, or 314,755 shares. The donated shares were valued at $3,147,550 ($10.00 per share) at the time of conversion. The $3,147,550 and the $450,000 cash donation, or a total of $3,597,550 was expensed during the quarter ended September 30, 2011. The Company established a deferred tax asset associated with this charitable contribution. No valuation allowance was deemed necessary as it appears the Company will be able to deduct the contribution, which is subject to limitations each year, during the five year carry forward period.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and June 30, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Available-for-sale securities:
US Government and federal agency	$113,022	$—	$113,022	$—
Mortgage-backed securities – GSE residential	70,477	—	70,477	—
State and political subdivisions	3,883	—	3,883	—

Mortgage servicing rights	516	—	—	516

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Available-for-sale securities:
US Government and federal agency	$122,333	$—	$122,333	$—
Mortgage-backed securities – GSE residential	74,609	—	74,609	—
State and political subdivisions	3,885	—	3,885	—

Mortgage servicing rights	502	—	—	502

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2012 or June 30, 2012. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE – residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of September 30, 2013 or June 30, 2013.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2013	$502

Total realized and unrealized gains and losses included in net income	(2)
Servicing rights that result from asset transfers	33
Payments received and loans refinanced	(17)

Balance, September 30, 2013	$516

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(2)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and June 30, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:

Impaired loans (collateral-dependent)	$164	$—	$—	$164

June 30, 2013:

Impaired loans (collateral-dependent)	$581	$—	$—	$581
Foreclosed assets	399	—	—	399

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012

Impaired loans (collateral-dependent)	$(37,000)	$(17,000)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2013 and June 30, 2013.

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$516	Discounted cash flow	Discount rate	10.5% - 11.5% (10.5%)
			Constant prepayment rate	10.9% - 12.9% (11.9%)
			Probability of default	.20% - .35% (.34%)

Impaired loans (collateral dependent)	164	Market comparable properties	Marketability discount	16% - 24% (24%)

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$502	Discounted cash flow	Discount rate	10.5% - 11.5% (10.5%)
			Constant prepayment rate	10.7% - 12.68% (11.74%)
			Probability of default	.20% - .35% (.34%)

Impaired loans (collateral dependent)	581	Market comparable properties	Marketability discount	16% - 24% (23%)

Foreclosed assets	399	Market comparable properties	Comparability adjustments (%)	16% (16%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and June 30, 2013.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2013:
Financial assets
Cash and cash equivalents	$10,668	$10,668	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	317,828	—	—	322,372
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,996	—	1,996	—

Financial liabilities
Deposits	380,755	—	133,701	247,303
Repurchase agreements	1,439	—	1,439	—
Federal Home Loan Bank advances	70,500	—	72,265	—
Advances from borrowers for taxes and insurance	729	—	729	—
Accrued interest payable	59	—	59	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013:
Financial assets
Cash and cash equivalents	$6,580	$6,580	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	315,775	—	—	319,624
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,688	—	1,688	—

Financial liabilities
Deposits	371,203	—	115,560	226,908
Repurchase agreements	1,674	—	1,674	—
Federal Home Loan Bank advances	87,500	—	89,336	—
Advances from borrowers for taxes and insurance	966	—	966	—
Accrued interest payable	44	—	44	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. – Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation.

The Company is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve System. The Company’s business activities are limited to oversight of its investment in the Association.

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton and Hoopeston, Illinois and Osage Beach, Missouri. We have received regulatory clearance to open a new branch office at 108 Arbours Drive, Savoy, Illinois, which we expect to open in the first calendar quarter of 2014. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.82% for the three months ended September 30, 2013 and 2012. An increase in interest-earning assets contributed to an increase in net interest income to $3.8 million, or $15.1 million, on an annualized basis, for the three months ended September 30, 2013 from $3.6 million, or $14.4 million on an annualized basis, for the three months ended September 30, 2012.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing loans totaled $4.3 million or 1.35% of total loans at both September 30 and June 30, 2013. Our non-performing assets totaled $4.6 million or 0.85% of total assets at September 30, 2013, and $4.7 million, or 0.87% of total assets at June 30, 2013.

At September 30, 2013, the Association was categorized as “well capitalized” under federal regulations.

Our net income for the three months ended September 30, 2013 was $742,000, compared to a net income of $1.1 million for the three months ended September 30, 2012. The decrease in net income was due to a decrease in noninterest income, an increase in noninterest expense and an increase in the provision for loan losses, partially offset by an increase in interest income and a decrease in interest expense.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for the fiscal year ended June 30, 2013.

Comparison of Financial Condition at September 30 and June 30, 2013

Total assets decreased $7.5 million, or 1.4%, to $540.0 million at September 30, 2013 from $547.5 million at June 30, 2013. The decrease was primarily due to a $13.4 million decrease in investment securities, partially offset by an increase of $4.1 million in cash and cash equivalents and a $2.1 million increase in net loans.

Net loans receivable, including loans held for sale, increased by $2.1 million, or 0.7%, to $317.8 million at September 30, 2013 from $315.8 million at June 30, 2013. The increase in net loans receivable during this period was due primarily to a $2.0 million, or 2.7%, increase in commercial real estate loans, a $1.3 million, or 6.7%, increase in commercial business loans and a $910,000, or 1.6%, increase in multi-family loans. These increases were partially offset by a decrease of $1.3 million, or 51.6%, in construction loans, a decrease of $334,000, or 4.1%, in home equity lines of credit, a decrease of $420,000, or 0.3%, in one-to four-family residential mortgage loans, and a decrease of $236,000, or 2.4%, in consumer loans.

Investment securities, consisting entirely of securities available for sale, decreased $13.4 million, or 6.7%, to $187.4 million at September 30, 2013 from $200.8 million at June 30, 2013. Purchased investment securities, consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage backed securities with terms of 15 years, all of which are held as available-for-sale. We had no securities held to maturity at September 30, 2013 or June 30, 2013.

As of September 30, 2013, accrued interest receivable increased $308,000 to $2.0 million, foreclosed assets held for sale decreased $158,000 to $260,000, and other assets decreased $493,000 to $314,000 from the respective balances as of June 30, 2013. The increase in accrued interest receivable was primarily due to an increase in interest receivable on loans while the decrease in other real estate resulted from the sales of other real estate owned, and the decrease in other assets resulted from a decrease in accounts receivable due to the receipt of a receivable that was outstanding as of June 30, 2013.

At September 30, 2013, our investment in bank-owned life insurance was $7.8 million, an increase of $67,000 from $7.8 million at June 30, 2013. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $16.8 million at September 30, 2013.

Deposits increased $9.6 million, or 2.6%, to $380.8 million at September 30, 2013 from $371.2 million at June 30, 2013. Certificates of deposit, excluding brokered certificates of deposit, increased $19.9 million, or 10.5%, to $208.7 million, brokered certificates of deposit increased $542,000, or 1.4%, to $38.4 million, savings, NOW, and money market accounts decreased $10.7 million, or 8.1%, to $121.1 million, and noninterest bearing demand accounts decreased $190,000, or 1.5%, to $12.6 million. Repurchase agreements decreased $235,000, or 14.0%, to $1.4 million at September 30, 2013 from $1.7 million at June 30, 2013. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, decreased $17.0 million, or 19.4%, to $70.5 million at September 30, 2013 from $87.5 million at June 30, 2013.

Advances from borrowers for taxes and insurance decreased $237,000, or 24.5%, to $729,000 at September 30, 2013 from $966,000 at June 30, 2013. Other liabilities decreased $66,000, or 3.2%, to $2.0 million at September 30, 2013 from $2.1 million on June 30, 2013. The decrease in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the decrease in other liabilities was due to a general decrease in accounts payable and accrued expenses payable due to the timing of payments.

Total equity increased $415,000, or 0.5%, to $82.2 million at September 30, 2013 from $81.7 million at June 30, 2013. Equity increased due to net income of $742,000, partially offset by dividends payable of $229,000 and a decrease of $167,000 in accumulated other comprehensive income, net of tax. The decrease in other accumulated income was primarily due to an increase in unrealized losses on securities available for sale of $167,000. The increase in unrealized losses on securities available-for-sale was due to lower market values of available-for-sale securities. A stock repurchase program was adopted during the quarter ended September 30, 2013, which authorized the company to repurchase up to 228,535 shares of its common stock, or approximately 5% of the current outstanding shares. As of September 30, 2013, 500 shares were repurchased, leaving the maximum number of shares that may yet be purchased under the plan at 228,035.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General. Net income decreased $391,000 to $742,000 net income for the three months ended September 30, 2013 from $1.1 million net income for the three months ended September 30, 2012. The decrease was primarily due to an increase in noninterest expense, a decrease in noninterest income and an increase in the provision for loan losses, partially offset by an increase in interest income and a decrease in interest expense

Net Interest Income. Net interest income increased by $171,000, or 4.7%, to $3.8 million for the three months ended September 30, 2013 from $3.6 million for the three months ended September 30, 2012. The increase was due to an increase of $144,000 in interest income and a decrease of $27,000 in interest expense. The increase in net interest income was primarily the result of an increase in the average balance of interest earning assets and lower rates paid on certificates of deposit. We had a $24.8 million, or 5.1% increase in the average balance of interest earning assets, partially offset by a $22.4 million, or 5.4% increase in average balance of interest bearing liabilities. We also had a slight decrease in our net interest margin by 1 basis point to 2.93% for the three months ended September 30, 2013 compared to 2.94% for the three months ended September 30, 2012, while our interest rate spread was 2.82% for both three month periods.

Interest Income. Interest income increased $144,000, or 3.3%, to $4.5 million for the three months ended September 30, 2013 from $4.4 million for the three months ended September 30, 2012. The increase in interest income was primarily due to a $364,000 increase in interest income on loans, partially offset by a $220,000 decrease in interest on securities. The increase in interest income on loans resulted from a $56.7 million, or 21.6%, increase in the average balance of loans to $318.9 million for the three months ended September 30, 2013, from $262.2 million for the three months ended

September 30, 2012, partially offset by a 37 basis point, or 8.0%, decrease in the average yield on loans from 4.62% to 4.25%. Interest on securities decreased $220,000, or 16.1%, as a result of a $26.2 million, or 12.3%, decrease in the average balance of securities to $187.8 million for the three months ended September 30, 2013, from $214.0 million for the three months ended September 30, 2012, and an 11 basis point, or 4.2%, decrease in the average yield on securities from 2.56% to 2.45%. The decrease in the average yield on loans and securities reflected a reduction in the current interest rates charged on loans originated and on securities purchased during the period versus the average rates on existing loans and securities in the portfolio.

Interest Expense. Interest expense decreased $27,000, or 3.4%, to $772,000 for the three months ended September 30, 2013 from $799,000 for the three months ended September 30, 2012. The decrease was primarily due to lower market interest rates during the 2013 period.

Interest expense on interest-bearing deposits increased by $1,000, or 0.2%, to $572,000 for the three months ended September 30, 2013 from $571,000 for the three months ended September 30, 2012. This slight increase was primarily due to a $35.4 million, or 10.8% increase in the average balance of interest bearing deposits to $363.8 for the three months ended September 30, 2013, from $328.4 million for the three months ended September 30, 2012, partially offset by a 7 basis point, or 10.0%, decrease in the average cost of interest bearing deposits to 0.63% for the three months ended September 30, 2013, from 0.70% for the three months ended September 30, 2012. We experienced decreases in the average cost across most categories of interest-bearing deposits for the three months ended September 30, 2013, reflecting lower market interest rates as compared to the prior period.

Interest expense on borrowings, including FHLB advances and repurchase agreements, decreased $28,000, or 12.3%, to $200,000 for the three months ended September 30, 2013 from $228,000 for the three months ended September 30, 2012. This decrease was due to a decrease in the average balance of borrowings to $73.6 million for the three months ended September 30, 2013 from $86.7 million for the three months ended September 30, 2012. This was partially offset by a 4 basis point increase in the average cost of such borrowings to 1.09% for the three months ended September 30, 2013 from 1.05% for the three months ended September 30, 2012.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $179,000 for the three months ended September 30, 2013, compared to a provision for loan losses of $102,000 for the three months ended September 30, 2012. The allowance for loan losses was $4.0 million, or 1.23% of total loans, at September 30, 2013, compared to $3.7 million, or 1.39% of total loans, at September 30, 2012 and $3.9 million, or 1.23% of total loans, at June 30, 2013. Non-performing loans increased by $23,000 during the three month period ended September 30, 2013. During the three months ended September 30, 2013, a net charge-off of $150,000 was recorded while during the three months ended September 30, 2012, a net recovery of $39,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2013	Year Ended June 30, 2013

Allowance to non-performing loans	91.30%	91.12%
Allowance to total loans outstanding at the end of the period	1.23%	1.23%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.19%	0.07%
Total non-performing loans to total loans	1.35%	1.35%
Total non-performing assets to total assets	0.85%	0.87%

Noninterest Income. Noninterest income decreased $550,000, or 40.1%, to $821,000 for the three months ended September 30, 2013 compared to $1.4 million for the three months ended September 30, 2012. The decrease was primarily due to decreases in net realized gains on the sale of available-for-sale securities and other service charges and fees, partially offset by an increase in brokerage commissions. For the three months ended September 30, 2013, net realized gains (losses) on the sale of available-for-sale securities decreased from $473,000 to ($60,000) and other service charges and fees decreased from $72,000 to $46,000, while brokerage commissions increased from $114,000 to $168,000. The decrease in net realized gains (losses) on the sale of available-for-sale securities was due to the interest rate environment in the three months ended September 30, 2012, that allowed for profits to be gained when repositioning the investment portfolio, while a net loss was taken when repositioning in the three months ended September 30, 2013. The decrease in other service charges and fees was due to a decrease in the number of loan fees, while the increase in brokerage commissions was a result of increased activity due to movement in interest rates.

Noninterest Expense. Noninterest expense increased $231,000, or 7.5%, to $3.3 million for the three months ended September 30, 2013 from $3.1 million for the three months ended September 30, 2012. The largest components of this increase were compensation and benefits, which increased $243,000, or 13.0%, and net loss on foreclosed assets, which increased $140,000, or 583.3%. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Net loss on foreclosed assets increased due to gains taken in the three months ended September 30, 2012. These increases were partially offset by decreases in professional services of $9,000 and other operating expenses of $159,000. Decreases in professional services were due to the timing of an external loan review while decreases in operating expenses were due to a combination of decreases in loan expenses, other real estate owned expenses, and bank charges.

Income Tax Expense. We recorded a provision for income tax of $351,000 for the three months ended September 30, 2013, compared to a provision for income tax of $647,000 for the three months ended September 30, 2012, reflecting effective tax rates of 32.1% and 36.3%, respectively.

Asset Quality

At September 30, 2013, our non-accrual loans totaled $4.0 million, including $3.3 million in one-to four-family loans, $340,000 in multi-family loans, $87,000 in commercial real estate loans, $15,000 in home equity lines of credit, $239,000 in commercial business loans and $50,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At September 30, 2013, we had eight one-to four-family loans totaling $301,000 delinquent 90 days or greater and still accruing interest.

At September 30, 2013, loans classified as substandard and doubtful equaled $6.1 million and $34,000, respectively. Loans classified as substandard consisted of $4.1 million in one-to four-family loans, $1.7 million in multi-family loans, $61,000 in commercial real estate loans, $15,000 in home equity lines of credit, $239,000 in commercial business loans and $42,000 in consumer loans. Loans classified as doubtful consisted of $26,000 in commercial real estate loans and $8,000 in consumer loans. No loans were classified as loss at September 30, 2013.

At September 30, 2013, watch assets consisted of $478,000 in one-to four-family residential mortgage loans, $181,000 in multi-family loans, $369,000 in commercial real estate loans, and $961,000 in commercial business loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2013 and June 30, 2013, we had $3.1 million and $3.3 million, respectively, of troubled debt restructurings. At September 30, 2013 our troubled debt restructurings consisted of $1.7 million in one-to four-family residential mortgage loans, $1.4 million in multi-family loans, $26,000 in commercial real estate loans, and $36,000 in commercial business loans.

At September 30 2013, we had $260,000 in foreclosed assets compared to $418,000 as of June 30, 2013. Foreclosed assets at September 30, 2013, consisted of four residential real estate properties and one automobile while foreclosed assets at June 30, 2013, consisted entirely of residential real estate properties.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012

Balance, beginning of period	$3,938	$3,531
Loans charged off:
Real estate loans:
One-to four-family	(131)
Multi-family	—	—
Commercial	(20)	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	(8)	(3)

Gross charged off loans	(159)	(3)

Recoveries of loans previously charged off:
Real estate loans:
One-to four-family	8	40
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	1	2

Gross recoveries of charged off loans	9	42

Net charge offs	(150)	39

Provision charged to expense	179	102

Balance, end of period	$3,967	$3,672

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $29,000 to $4.0 million at September 30, 2013, from $3.9 million at June 30, 2013. The increase was primarily the result of an increase in outstanding loans and an increase in past due and nonaccrual loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at September 30, 2013.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of September 30 and June 30, 2013:

Portfolio segment	September 30, 2013 Net charge offs – 12 quarter weighted historical	June 30, 2013 Net charge offs – 12 quarter weighted historical

Real Estate:
One-to four-family	.13%	.12%
Multi-family	(.03%)	(.02%)
Commercial	.10%	.08%
HELOC	.15%	.09%
Construction	.00%	.00%
Commercial business	.28%	.30%
Consumer	.30%	.32%
Entire portfolio total	.12%	.12%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At September 30, 2013, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at September 30, 2013	Qualitative factor applied at June 30, 2013

Real Estate:
One-to four-family	.74%	.72%
Multi-family	1.43%	1.42%
Commercial	1.11%	1.12%
HELOC	1.00%	1.01%
Construction	.98%	.99%
Commercial business	2.05%	1.89%
Consumer	.49%	.47%
Entire portfolio total	1.01%	.98%

At September 30, 2013, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $3.2 million, as compared to $3.1 million at June 30, 2013. The general increase in qualitative factors was attributable primarily to the increase in past due and non-accrual loans.

Because of the recent added concern based on the overall condition of the real estate market and in particular how the market is affecting the Junior Lien and HELOC loan portfolios, as with all portfolios, the Company has reviewed these two portfolios to determine the adequacy of the allowance. The Company notes that Junior Lien loans are one-to four-family loans that are in a subordinate lien position, and can be subordinate to either a Company first lien or another institution first lien and all are fully amortized loans, and HELOC loans were initially underwritten to ensure adequate cash flow to make payments even under stressed conditions. Based on review of the HELOC portfolio, $2.4 million had initial combined loan to value ratios of between 81% and 90%. The present allowance calculation includes 1.00% of qualitative factors to address added concerns, above a weighted average loss factor of 0.15%.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2013 and the year ended June 30, 2013, our liquidity ratio averaged 34.9% and 40.1% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2013.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $10.7 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at September 30, 2013.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $1.4 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively. Net cash provided by investing activities consisted primarily of proceeds from the sales, maturities, pay downs of available-for-sale securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash provided by investing activities was $10.6 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts. The net cash provided by (used in) financing activities was ($7.9 million) and $644,000 for the three months ended September 30, 2013 and 2012, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2013 and June 30, 2013.

	September 30, 2013	June 30, 2013
	(Dollars in thousands)

Commitments to fund loans	$7,243	$12,020
Lines of credit	21,193	15,863

At September 30, 2013, certificates of deposit due within one year of September 30, 2013 totaled $166.5 million, or 43.7% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $70.5 million at September 30, 2013. At September 30, 2013, we had the ability to borrow up to an additional $48.5 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $62.9 million from the Federal Reserve based on current collateral pledged.

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Office of the Comptroller of the Currency, as well as the Federal Deposit Insurance Corporation, adopted the new rule as of July 9, 2013. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions.

The phase-in for banking organizations such as the Company and the Association will not begin until January 2015, while the phase-in period for larger banks starts in January 2014. The Company and the Association are currently evaluating the impact of the implementation of the new capital and liquidity standards.

During the quarter ended September 30, 2013, a stock repurchase program was adopted whereby the Company may repurchase up to 228,535 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September 30, 2013, 500 shares were repurchased at an average price of $16.00 per share, and the maximum number of shares that may yet be purchased under the plan was 228,035.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	September 30, 2013 Actual	June 30, 2013 Actual	Minimum to Be Well Capitalized

Tier 1 capital to total assets
Association	11.8%	11.4%	5.0%
Company	15.3%	15.0%	N/A
Tier 1 capital to risk-weighted assets
Association	20.3%	20.3%	6.0%
Company	26.4%	26.6%	N/A
Total capital to risk-weighted assets
Association	21.5%	21.6%	10.0%
Company	27.7%	27.9%	N/A

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

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)

Assets

Loans	$318,907	3,391	4.25%	$262,198	3,027	4.62%
Securities:
U.S. government, federal agency and government-sponsored enterprises (GSE)	111,380	669	2.40%	143,272	869	2.43%
Mortgage-backed:
GSE-residential	72,639	464	2.56%	67,164	487	2.90%

State and political subdivisions	3,753	15	1.60%	3,570	13	1.46%

Total securities	187,772	1,148	2.45%	214,006	1,369	2.56%

Other	7,909	7	0.35%	13,620	6	0.18%

Total interest-earning assets	514,588	4,546	3.53%	489,824	4,402	3.59%

Non-interest earning assets	18,793			30,522

Total assets	$533,381			$520,346

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:

Interest-bearing checking or NOW	$32,903	12	0.15%	$30,059	14	0.19%

Savings accounts	31,725	20	0.25%	28,627	20	0.28%

Money market accounts	58,946	38	0.26%	64,833	40	0.25%

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)

Certificates of deposit	240,224	502	0.84%	204,862	497	0.97%

Total interest-bearing deposits	363,798	572	0.63%	328,381	571	0.70%

Federal Home Loan Bank Advances	73,616	200	1.09%	86,667	228	1.05%

Total interest-bearing liabilities	437,414	772	0.71%	415,048	799	0.77%

Noninterest-bearing liabilities	14,570			17,531

Total liabilities	451,984			432,579

Stockholders’ equity	81,397			87,767

Total liabilities and stockholders’ equity	$533,381			$520,346

Net interest income		$3,774			$3,603

Interest rate spread (1)			2.82%			2.82%

Net interest margin (2)			2.93%			2.94%

Net interest-earning assets (3)	$77,174			$74,776

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended September 30, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate

Interest-earning assets:
Loans	$1,681	$(1,317)	$364
Securities	383	(604)	(221)
Other	(14)	15	1

Total interest-earning assets	$2,050	$(1,906)	$144

Interest-bearing liabilities:
Interest-bearing checking or NOW	$6	$(8)	$(2)
Savings accounts	9	(9)	—
Certificates of deposit	302	(297)	5
Money market accounts	(10)	8	(2)

Total interest-bearing deposits	307	(306)	1
Federal Home Loan Bank advances	(78)	50	(28)

Total interest-bearing liabilities	$229	$(256)	$(27)

Change in net interest income	$1,821	$(1,650)	$171

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of September 30, 2013, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2013.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of the Company’s common stock by the Company during the quarter ended September 30, 2013.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/13 – 7/31/13	—	$—	—	—
8/1/13 – 8/31/13	—	—	—	—
9/1/13 – 9/30/13	500	16.00	500	228,035

Total	500	$16.00	500	228,035

(1)	On September 11, 2013, the Company announced the commencement of its second stock repurchase program to acquire up to 228,535, or 5%, of the Company’s then outstanding common stock. The repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to purchase any particular number of shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2013, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 13, 2013	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: November 13, 2013	/s/ Pamela J. Verkler
Pamela J. Verkler
Vice President and Chief Financial Officer (Principal Financial Officer)