Form 10-Q
period 2013-12-31
IF Bancorp, Inc.
filed 2014-02-10
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

The Registrant had 4,427,657 shares of common stock, par value $0.01 per share, issued and outstanding as of February 4, 2014.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	December 31, 2013	June 30, 2013
	(Unaudited)
Assets
Cash and due from banks	$6,711	$5,371
Interest-bearing demand deposits	306	1,209

Cash and cash equivalents	7,017	6,580

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	213,848	200,827
Loans, net of allowance for loan losses of $3,906 and $3,938 at December 31, 2013 and June 30, 2013, respectively	322,210	315,775
Premises and equipment, net of accumulated depreciation of $5,397 and $5,193 at December 31, 2013 and June 30, 2013, respectively	4,743	4,293
Federal Home Loan Bank stock, at cost	5,425	5,425
Foreclosed assets held for sale	258	418
Accrued interest receivable	1,751	1,688
Bank-owned life insurance	7,891	7,757
Mortgage servicing rights	533	502
Deferred income taxes	3,931	3,213
Other	392	807

Total assets	$568,249	$547,535

Liabilities and Equity
Liabilities
Deposits
Demand	$12,837	$12,820
Savings, NOW and money market	124,973	131,779
Certificates of deposit	210,239	188,775
Brokered certificates of deposit	40,371	37,829

Total deposits	388,420	371,203

Repurchase agreements	2,588	1,674
Federal Home Loan Bank advances	93,000	87,500
Advances from borrowers for taxes and insurance	1,072	966
Accrued post-retirement benefit obligation	2,412	2,344
Accrued interest payable	66	44
Other	1,760	2,055

Total liabilities	489,318	465,786

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 4,457,783 and 4,570,692 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	45	46
Additional paid-in capital	46,526	46,451
Unearned ESOP shares, at cost, 336,788 and 346,410 shares at December 31, 2013 and June 30, 2013, respectively	(3,368)	(3,464)
Retained earnings	37,243	39,101
Accumulated other comprehensive income (loss), net of tax	(1,515)	(385)

Total stockholders’ equity	78,931	81,749

Total liabilities and stockholders’ equity	$568,249	$547,535

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Interest and Dividend Income
Interest and fees on loans	$3,446	$3,021	$6,837	$6,048
Securities:
Taxable	1,288	1,257	2,408	2,595
Tax-exempt	26	30	54	60
Federal Home Loan Bank dividends	6	4	10	7
Deposits with other financial institutions	1	2	4	6

Total interest and dividend income	4,767	4,314	9,313	8,716

Interest Expense
Deposits	580	565	1,152	1,136
Federal Home Loan Bank advances	208	222	408	450

Total interest expense	788	787	1,560	1,586

Net Interest Income	3,979	3,527	7,753	7,130

Provision for Loan Losses	47	405	226	507

Net Interest Income After Provision for Loan Losses	3,932	3,122	7,527	6,623

Noninterest Income
Customer service fees	144	149	292	288
Other service charges and fees	26	75	72	147
Insurance commissions	152	169	350	372
Brokerage commissions	168	154	336	268
Net realized gains (losses) on sales of available-for- sale securities	(44)	95	(104)	568
Mortgage banking income, net	66	91	128	116
Gain on sale of loans	27	118	72	207
Bank-owned life insurance income, net	67	67	134	133
Other	140	175	287	365

Total noninterest income	746	1,093	1,567	2,464

Noninterest Expense
Compensation and benefits	2,071	1,891	4,189	3,766
Office occupancy	121	133	250	264
Equipment	218	251	435	464
Federal deposit insurance	78	69	141	137
Stationary, printing and office	42	45	79	84
Advertising	109	86	198	156
Professional services	82	112	198	237
Supervisory examinations	37	35	74	70
Audit and accounting services	32	50	81	102
Organizational dues and subscriptions	16	15	33	33
Insurance bond premiums	37	38	65	63
Telephone and postage	65	85	125	144
(Gain) loss on foreclosed assets, net	76	3	192	(21)
Other	296	333	543	739

Total noninterest expense	3,280	3,146	6,603	6,238

Income Before Income Tax	1,398	1,069	2,491	2,849
Provision for Income Tax	501	360	852	1,007

Net Income	$897	$709	$1,639	$1,842

Earnings Per Share:
Basic and diluted (Note 4)	$.22	$.16	$.39	$.42
Dividends declared per common share	$—	$—	$.05	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2013	2012

Net Income	$897	$709

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(661) and $(511), for 2013 and 2012, respectively	(980)	(837)

Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $17 and $(37), for 2013 and 2012, respectively	(26)	58

	(954)	(895)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(6) and $(13) for 2013 and 2012, respectively	(9)	(20)

Other comprehensive income (loss), net of tax	(963)	(915)

Comprehensive Income (Loss)	$(66)	$(206)

	Six Months Ended December 31,
	2013	2012

Net Income	$1,639	$1,842

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(793) and $(12), for 2013 and 2012, respectively	(1,174)	(17)

Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $42 and $216, for 2013 and 2012, respectively	(62)	(352)

	(1,112)	(335)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(12) and $(26) for 2013 and 2012, respectively	(18)	(42)

Other comprehensive income (loss), net of tax	(1,130)	(377)

Comprehensive Income	$509	$1,465

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the six months ended December 31, 2013

Balance, July 1, 2013	$46	$46,451	$(3,464)	$39,101	$(385)	$81,749

Net income	—	—	—	1,639	—	1,639

Other comprehensive income (loss)	—	—	—	—	(1,130)	(1,130)

Dividends on common stock, $0.05 per share	—	—	—	(211)	—	(211)

Stock equity plan	1	17	—	—	—	18

Stock repurchase, 198,409 shares, average price $16.57 each	(2)	—	—	(3,286)	—	(3,288)

ESOP shares earned, 9,622 shares	—	58	96	—	—	154

Balance, December 31, 2013	$45	$46,526	$(3,368)	$37,243	$(1,515)	$78,931

For the six months ended December 31, 2012

Balance, July 1, 2012	$48	$46,371	$(3,656)	$38,728	$5,158	$86,649

Net income	—	—	—	1,842	—	1,842

Other comprehensive income (loss)	—	—	—	—	(377)	(377)

Stock repurchase, 176,552 shares, average price $13.54 each	(2)	—	—	(2,390)	—	(2,392)

ESOP shares earned, 9,622 shares	—	32	96	—	—	128

Balance, December 31, 2012	$46	$46,403	$(3,560)	$38,180	$4,781	$85,850

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2013	2012
Operating Activities
Net income	$1,639	$1,842
Items not requiring (providing) cash
Depreciation	204	230
Provision for loan losses	226	507
Amortization of premiums and discounts on securities	536	613
Deferred income taxes	44	(100)
Net realized (gains) losses on loan sales	(200)	(323)
Net realized (gains) losses on sales of available-for-sale securities	104	(568)
(Gain) loss on foreclosed assets held for sale	192	(21)
Bank-owned life insurance income, net	(134)	(133)
Originations of loans held for sale	(6,212)	(14,187)
Proceeds from sales of loans held for sale	6,381	14,483
ESOP compensation expense	154	128
Stock equity plan expense	18	—
Changes in
Accrued interest receivable	(63)	177
Other assets	414	213
Accrued interest payable	22	(1)
Post-retirement benefit obligation	39	29
Other liabilities	(295)	(522)

Net cash provided by operating activities	3,069	2,367

Investing Activities
Purchases of available-for-sale securities	(34,881)	(102,440)
Proceeds from the sales of available-for-sale securities	13,733	106,862
Proceeds from maturities and pay-downs of available-for-sale securities	5,624	15,386
Net change in loans	(6,994)	(26,450)
Purchase of FHLB stock	—	(900)
Purchase of premises and equipment	(654)	(246)
Proceeds from sale of foreclosed assets	301	236

Net cash used in investing activities	(22,871)	(7,552)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(6,789)	3,617
Net increase in certificates of deposit, including brokered certificates	24,007	6,488
Net increase in advances from borrowers for taxes and insurance	106	123
Proceeds from Federal Home Loan Bank advances	183,000	329,000
Repayments of Federal Home Loan Bank advances	(176,586)	(328,500)
Dividends paid	(211)	—
Stock purchase per stock repurchase plan	(3,288)	(2,392)

Net cash provided by (used in) financing activities	20,239	8,336

Net Increase in Cash and Cash Equivalents	437	3,151
Cash and Cash Equivalents, Beginning of Period	6,580	8,193

Cash and Cash Equivalents, End of Period	$7,017	$11,344

Supplemental Cash Flows Information
Interest paid	$1,538	$1,587
Income taxes paid, net of refunds	$870	$1,254
Foreclosed assets acquired in settlement of loans	$333	$39

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

During the six months ended December 31, 2013, a second stock repurchase plan was adopted whereby the Company may repurchase up to 228,535 shares of its common stock, or approximately 5% of the current outstanding shares. As shares are repurchased, the Company will treat them as shares repurchased for constructive retirement (although such shares may be reissued), and the excess of purchase price over par value will be charged entirely to retained earnings in recognition of the fact that that the Company may always capitalize or allocate retained earnings for such purposes. The stock repurchase plan was completed on January 27, 2014, and the average price paid per share was $16.61.

During the six months ended December 31, 2013, the Company also announced that the Board of Directors had declared an initial cash dividend of $0.05 per common share paid on October 15, 2013, to the stockholders of record as of the close of business on September 12, 2013.

At the annual meeting on November 19, 2012, the IF Bancorp, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by stockholders. The purpose of the Equity Incentive Plan is to promote the long-term financial success of the Company and its Subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders. The Equity Incentive Plan authorizes the issuance or delivery to participants of up to 673,575 shares of the Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) is 481,125 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units is 192,450. On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2013 and June 30,

2013, and the results of its operations for the three month and six month periods ended December 31, 2013 and 2012. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the three month and six month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

FASB ASU 2014-04: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. EITF Issue 13-E sought to define “in substance repossession or foreclosure” because of the diversity in practice regarding when entities were reclassifying loans receivable to other real estate owned (OREO) (instead of as a loan receivable). The timing of loan reclassifications to OREO may be qualitatively significant to regulators and other financial statement users. “In substance repossession or foreclosure” is clarified by the ASU.

A creditor is considered to have received physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan only upon the occurrence of either of the following:

a. The creditor obtains legal title to the residential real estate property upon completion of a foreclosure. A creditor may obtain legal title to the residential real estate property even if the borrower has redemption rights that provide the borrower with a legal right for a period of time after a foreclosure to reclaim the real estate property by paying certain amounts specified by law.

b. The borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The deed in lieu of foreclosure or similar legal agreement is completed when agreed-upon terms and conditions have been satisfied by both the borrower and the creditor.

The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Note 3:	Stock-based Compensation

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

A summary of ESOP shares at December 31, 2013 and June 30, 2013 are as follows (dollars in thousands):

	December 31, 2013	June 30, 2013
Allocated shares	38,490	19,245
Shares committed for release	9,622	19,245
Unearned shares	336,788	346,410

Total ESOP shares	384,900	384,900

Fair value of unearned ESOP shares (1)	$5,624	$5,293

(1)	Based on closing price of $16.70 and $15.28 per share on December 31, 2013, and June 30, 2013, respectively.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. As of December 31, 2013, there were 106,950 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the six months ended December 31, 2013 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share		Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, June 30, 2013	—		$—
Granted	167,000		16.63
Exercised	—		—
Forfeited	—		—

Outstanding, December 31, 2013	167,000		$16.63	9.94	$12	(1)

Exercisable, December 31, 2013	—	$	N/A	N/A	$—

(1)	Based on closing price of $16.70 per share on December 31, 2013.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The weighted-average grant-date fair value of options granted during the period was $2.54.

The fair value for each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions. The Company used the seven year U.S. Treasury rate in effect at the time of the grant to determine the risk-free interest rate. The expected dividend yield was estimated using the projected semi-annual dividend level and recent stock price of the Company’s common stock at the date of grant. Expected volatility was based on historical volatility of the Company’s stock and other factors. The expected term of options granted represents the period of time that options are expected to be outstanding. The exercise price is the share price on the grant date of December 10, 2013.

The weighted-average assumptions used in the Black-Scholes option pricing model for the grants made on December 10, 2013, were as follows:

Risk-free interest rate	2.17%
Expected dividend yield	0.60%
Expected stock volatility	9.87%
Expected life (years)	7.00
Exercise price	$16.63

There were no options that vested during the six months ended December 31, 2013. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the six months ended December 31, 2013. Total unrecognized compensation cost related to non-vested stock options was $424,000 at December 31, 2013 and is expected to be recognized over a weighted-average period of 7 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2013:

	Shares	Weighted-Average Grant-Date Fair Value

Balance, June 30, 2013	—	$—
Granted	85,500	16.63
Forfeited	—	—
Earned and issued	—	—

Balance, December 31, 2013	85,500	$16.63

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. The weighted-average grant date fair value of restricted stock granted during the six months ended December 31, 2013 was $16.63 per share of $1.4 million. Stock-based compensation expense and related tax benefit for restricted stock was nominal and was recognized in non-interest expense for the six months ended December 31, 2013. Unrecognized compensation expense for non-vested restricted stock awards was $1.4 million and is expected to be recognized over ten years with a corresponding credit to paid-in capital.

Note 4:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2013 and 2012. The factors used in the earnings per common share computation follow:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012

Net income	$897	$709	$1,639	$1,842

Basic weighted average shares outstanding	4,501,182	4,704,920	4,535,918	4,757,591
Less: Average unallocated ESOP shares	(339,193)	(358,438)	(341,599)	(360,844)

Basic average shares outstanding	4,161,989	4,346,482	4,194,319	4,396,747

Diluted effect of restricted stock awards and stock options	—	—	—	—

Diluted average shares outstanding	4,161,989	4,346,482	4,194,319	4,396,747

Basic earnings per common share	$.22	$.16	$.39	$.42

Diluted earnings per common share	$.22	$.16	$.39	$.42

On September 11, 2013, the Company announced a second stock repurchase program to repurchase up to 228,535 shares of its common stock, or approximately 5% of its then current outstanding shares. As of December 31, 2013, 198,409 shares were repurchased at an average price of $16.57 per share.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock will vest over 10 years and the stock options will vest over 7 years, both starting in December 2014. The 167,000 in stock options and 84,787 shares of non-vested restricted stock were not included in the computation of diluted earnings per share as the stock awards were considered antidilutive for the three and six month periods ended December 31, 2013.

Note 5:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2013:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$133,680	$2,880	$(2,845)	$133,715
Mortgage-backed:
GSE – residential	79,556	454	(2,947)	77,063
State and political subdivisions	2,967	145	(42)	3,070

	$216,203	$3,479	$(5,834)	$213,848

June 30, 2013:
U.S. government, federal agency, and government-sponsored enterprises (GSE)	$121,162	$3,543	$(2,372)	$122,333
Mortgage-backed:
GSE – residential	76,407	465	(2,263)	74,609
State and political subdivisions	3,750	175	(40)	3,885

	$201,319	$4,183	$(4,675)	$200,827

With the exception of U.S. Government, federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $133,680,000 and $79,556,000, respectively, and a market value of approximately $133,715,000 and $77,063,000, respectively, at December 31, 2013, the Company held no securities at December 31, 2013 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at December 31, 2013, and June 30, 2013 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value

Within one year	$4,278	$4,427
One to five years	52,672	55,395
Five to ten years	79,609	76,870
After ten years	88	93

	136,647	136,785
Mortgage-backed securities	79,556	77,063

Totals	$216,203	$213,848

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $50,590,000 and $49,416,000 as of December 31, 2013 and June 30, 2013, respectively.

Gross gains of $191,000 and $571,000, and gross losses of $294,000 and $2,000, resulting from sales of available-for-sale securities were realized for the six month periods ended December 31, 2013 and 2012, respectively. The tax provision applicable to these net realized gains amounted to approximately $(42,000) and $216,000, respectively. Gross gains of $0 and $97,000, and gross losses of $44,000 and $2,000, resulting from sales of available-for-sale securities were realized for the three month periods ended December 31, 2013, and 2012, respectively. The tax provision applicable to these net realized gains amounted to approximately $(17,000) and $37,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at December 31, 2013 and June 30, 2013 was $123,797,000 and $107,019,000 respectively, which is approximately 57.9% and 53.3% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following tables show the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and June 30, 2013:

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$67,578	$(2,845)	$—	$—	$67,578	$(2,845)
Mortgage-backed:
GSE residential	51,664	(2,666)	3,536	(281)	55,200	(2,947)
State and political subdivisions	—	—	1,019	(42)	1,019	(42)

Total temporarily impaired securities	$119,242	$(5,511)	$4,555	$(323)	$123,797	$(5,834)

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$55,825	$(2,372)	$—	$—	$55,825	$(2,372)
Mortgage-backed:
GSE residential	50,172	(2,263)	—	—	50,172	(2,263)
State and political subdivisions	1,022	(40)	—	—	1,022	(40)

Total temporarily impaired securities	$107,019	$(4,675)	$—	$—	$107,019	$(4,675)

The unrealized losses on the Company’s investment in residential mortgage-backed securities, state and political subdivisions, and U.S. Government and federal agency and Government sponsored enterprises were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Note 6:	Loans and Allowance for Loan Losses

Classes of loans include:

	December 31, 2013	June 30, 2013

Real estate loans:
One-to four-family, including home equity loans	$148,684	$147,221
Multi-family	59,631	58,442
Commercial	77,522	74,679
Home equity lines of credit	7,808	8,228
Construction	2,250	2,497
Commercial	21,339	19,695
Consumer	9,290	9,662

Total loans	326,524	320,424

Less:
Unearned fees and discounts, net	100	67
Loans in process	308	644
Allowance for loan losses	3,906	3,938

Loans, net	$322,210	$315,775

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one-to four-family residential mortgage loans up to $100,000, other secured loans up to

$50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one-to four-family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one-to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans or $750,000 for individual loans, and unsecured loans up to $300,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $137,153,000 and $133,121,000 as of December 31, 2013 and June 30, 2013, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $14,465,000 and $15,692,000 at December 31, 2013 and June 30, 2013, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $27,916,000 and $27,695,000 at December 31, 2013 and June 30, 2013, respectively, of which $9,996,000 and $9,803,000, at December 31, 2013 and June 30, 2013 were outside our primary market area. The Company purchased $1,000,000 of new commercial participations during the quarter ended December 31, 2013 related to two loans to one borrower. These participation loans are secured by multi-family real estate.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and six month periods ended December 31, 2013 and 2012 and the year ended June 30, 2013:

	Three Months Ended December 31, 2013
	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,572	$810	$857	$105
Provision charged to expense	(4)	4	24	(15)
Losses charged off	(120)	—	(8)	—
Recoveries	38	—	—	—

Balance, end of period	$1,486	$814	$873	$90

Ending balance: individually evaluated for impairment	$267	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,219	$814	$873	$90

Loans:

Ending balance	$148,684	$59,631	$77,522	$7,808

Ending balance: individually evaluated for impairment	$3,435	$1,669	$59	$—

Ending balance: collectively evaluated for impairment	$145,249	$57,962	$77,463	$7,808

	Three Months Ended December 31, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$12	$486	$100	$25	$3,967
Provision charged to expense	18	40	(1)	(19)	47
Losses charged off	—	—	(20)	—	(148)
Recoveries	—	—	2	—	40

Balance, end of period	$30	$526	$81	$6	$3,906

Ending balance: individually evaluated for impairment	$—	$39	$3	$—	$309

Ending balance: collectively evaluated for impairment	$30	$487	$78	$6	$3,597

Loans:

Ending balance	$2,250	$21,339	$9,290	$—	$326,524

Ending balance: individually evaluated for impairment	$—	$102	$30	$—	$5,295

Ending balance: collectively evaluated for impairment	$2,250	$21,237	$9,260	$—	$321,229

	Six Months Ended December 31, 2013
	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,616	$797	$838	$90
Provision charged to expense	75	17	63	—
Losses charged off	(251)	—	(28)	—
Recoveries	46	—	—	—

Balance, end of period	$1,486	$814	$873	$90

Ending balance: individually evaluated for impairment	$267	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,219	$814	$873	$90

Loans:

Ending balance	$148,684	$59,631	$77,522	$7,808

Ending balance: individually evaluated for impairment	$3,435	$1,669	$59	$—

Ending balance: collectively evaluated for impairment	$145,249	$57,962	$77,463	$7,808

	Six Months Ended December 31, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$24	$431	$104	$38	$3,938
Provision charged to expense	6	95	2	(32)	226
Losses charged off	—	—	(28)	—	(307)
Recoveries	—	—	3	—	49

Balance, end of period	$30	$526	$81	$6	$3,906

Ending balance: individually evaluated for impairment	$—	$39	$3	$—	$309

Ending balance: collectively evaluated for impairment	$30	$487	$78	$6	$3,597

Loans:

Ending balance	$2,250	$21,339	$9,290	$—	$326,524

Ending balance: individually evaluated for impairment	$—	$102	$30	$—	$5,295

Ending balance: collectively evaluated for impairment	$2,250	$21,237	$9,260	$—	$321,229

	Year Ended June 30, 2013 Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,940	$679	$245	$81
Provision charged to expense	(295)	118	638	17
Losses charged off	(78)	—	(45)	(8)
Recoveries	49	—	—	—

Balance, end of year	$1,616	$797	$838	$90

Ending balance: individually evaluated for impairment	$403	$—	$8	$—

Ending balance: collectively evaluated for impairment	$1,213	$797	$830	$90

Loans:
Ending balance	$147,221	$58,442	$74,679	$8,228

Ending balance: individually evaluated for impairment	$4,100	$1,706	$194	$—

Ending balance: collectively evaluated for impairment	$143,121	$56,736	$74,485	$8,228

	Year Ended June 30, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$78	$347	$139	$22	$3,531
Provision charged to expense	(54)	134	21	16	595
Losses charged off	—	(50)	(69)	—	(250)
Recoveries	—	—	13	—	62

Balance, end of year	$24	$431	$104	$38	$3,938

Ending balance: individually evaluated for impairment	$—	$5	$25	$—	$441

Ending balance: collectively evaluated for impairment	$24	$426	$79	$38	$3,497

Loans:
Ending balance	$2,497	$19,695	$9,662	$—	$320,424

Ending balance: individually evaluated for impairment	$—	$242	$64	$—	$6,306

Ending balance: collectively evaluated for impairment	$2,497	$19,453	$9,598	$—	$314,118

	Three Months Ended December 31, 2012
	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,939	$694	$416	$99
Provision charged to expense	80	118	150	13
Losses charged off	(35)	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,985	$812	$566	$112

Ending balance: individually evaluated for impairment	$687	$231	$48	$35

Ending balance: collectively evaluated for impairment	$1,298	$581	$518	$77

Loans:

Ending balance	$145,544	$49,865	$58,633	$8,543

Ending balance: individually evaluated for impairment	$3,900	$1,708	$109	$55

Ending balance: collectively evaluated for impairment	$141,644	$48,157	$58,524	$8,488

	Three Months Ended December 31, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$22	$336	$138	$28	$3,672
Provision charged to expense	4	15	34	(9)	405
Losses charged off	—	(50)	(29)	—	(114)
Recoveries	—	—	1	—	2

Balance, end of period	$26	$301	$144	$19	$3,965

Ending balance: individually evaluated for impairment	$—	$6	$53	$—	$1,060

Ending balance: collectively evaluated for impairment	$26	$295	$91	$19	$2,905

Loans:

Ending balance	$3,735	$12,484	$10,852	$—	$289,656

Ending balance: individually evaluated for impairment	$—	$41	$112	$—	$5,925

Ending balance: collectively evaluated for impairment	$3,735	$12,443	$10,740	$—	$283,731

	Six Months Ended December 31, 2012
	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,940	$679	$245	$81
Provision charged to expense	39	133	321	31
Losses charged off	(35)	—	—	—
Recoveries	41	—	—	—

Balance, end of period	$1,985	$812	$566	$112

Ending balance: individually evaluated for impairment	$687	$231	$48	$35

Ending balance: collectively evaluated for impairment	$1,298	$581	$518	$77

Loans:

Ending balance	$145,544	$49,865	$58,633	$8,543

Ending balance: individually evaluated for impairment	$3,900	$1,708	$109	$55

Ending balance: collectively evaluated for impairment	$141,644	$48,157	$58,524	$8,488

	Six Months Ended December 31, 2012 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$78	$347	$139	$22	$3,531
Provision charged to expense	(52)	4	34	(3)	507
Losses charged off	—	(50)	(32)	—	(117)
Recoveries	—	—	3	—	44

Balance, end of period	$26	$301	$144	$19	$3,965

Ending balance: individually evaluated for impairment	$—	$6	$53	$—	$1,060

Ending balance: collectively evaluated for impairment	$26	$295	$91	$19	$2,905

Loans:

Ending balance	$3,735	$12,484	$10,852	$—	$289,656

Ending balance: individually evaluated for impairment	$—	$41	$112	$—	$5,925

Ending balance: collectively evaluated for impairment	$3,735	$12,443	$10,740	$—	$283,731

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

Because of the recent added concern based on the overall condition of the real estate market and in particular how the market is affecting the Junior Lien and Home Equity Lines of Credit (HELOC) loan portfolios, as with all portfolios, the

Company has reviewed these two portfolios to determine the adequacy of the allowance. The Company notes that Junior Lien loans are one-to four-family loans that are in a subordinate lien position, and can be subordinate to either a Company first lien or another institution first lien and all are fully amortizing loans. HELOC loans were initially underwritten to ensure adequate cash flow to make payments even under stressed conditions. Based on review of the HELOC portfolio, $2.5 million had initial combined loan to value ratios of between 81% and 90%. The December 31, 2013 allowance calculation includes 1.12% of qualitative factors to address added concerns, above a weighted average loss factor of 0.03%. The qualitative factor for HELOCs was 1.01% as of June 30, 2013.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

December 31, 2013:
Pass	$144,389	$57,783	$75,466	$7,793	$2,250	$18,755	$9,245	$315,681
Watch	834	1,519	1,997	—	—	2,482	—	6,832
Substandard	3,408	329	59	15	—	102	45	3,958
Doubtful	53	—	—	—	—	—	—	53
Loss	—	—	—	—	—	—	—	—

Total	$148,684	$59,631	$77,522	$7,808	$2,250	$21,339	$9,290	$326,524

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2013:
Pass	$142,607	$56,554	$74,115	$8,228	$2,497	$18,443	$9,598	$312,042
Watch	483	182	370	—	—	1,010	—	2,045
Substandard	4,131	1,706	148	—	—	242	64	6,291
Doubtful	—	—	46	—	—	—	—	46
Loss	—	—	—	—	—	—	—	—

Total	$147,221	$58,442	$74,679	$8,228	$2,497	$19,695	$9,662	$320,424

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

December 31, 2013:
Real estate loans:
One-to four-family	$2,522	$823	$1,922	$5,267	$143,417	$148,684	$176
Multi-family	—	—	—	—	59,631	59,631	—
Commercial	328	—	—	328	77,194	77,522	—
Home equity lines of credit	61	27	—	88	7,720	7,808	—
Construction	—	—	—	—	2,250	2,250	—
Commercial	43	—	69	112	21,227	21,339	—
Consumer	69	86	38	193	9,097	9,290	16

Total	$3,023	$936	$2,029	$5,988	$320,536	$326,524	$192

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

June 30, 2013:
Real estate loans:
One-to four-family	$2,502	$827	$2,472	$5,801	$141,420	$147,221	$30
Multi-family	—	—	—	—	58,442	58,442	—
Commercial	343	—	46	389	74,290	74,679	—
Home equity lines of credit	144	8	—	152	8,076	8,228	—
Construction	—	—	—	—	2,497	2,497	—
Commercial	—	15	—	15	19,680	19,695	—
Consumer	105	50	44	199	9,463	9,662	—

Total	$3,094	$900	$2,562	$6,556	$313,868	$320,424	$30

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $3.0 million in troubled debt restructurings that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended December 31, 2013			Six Months Ended December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

December 31, 2013 (Unaudited):
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$2,249	$2,249	$—	$2,286	$7	$8	$2,344	$10	$13
Multi-family	1,669	1,669	—	1,678	23	24	1,687	47	47
Commercial	59	59	—	60	—	—	61	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	33	33	—	35	—	—	36	—	—
Consumer	11	11	—	13	—	—	14	—	—

Loans with a specific valuation allowance
Real estate loans:
One-to-four family	1,186	1,186	267	1,194	—	—	1,194	—	3
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	69	69	39	136	—	—	136	—	—
Consumer	19	19	3	20	—	—	21	—	—
Total:
Real estate loans:
One-to-four family	3,435	3,435	267	3,480	7	8	3,538	10	16
Multi-family	1,669	1,669	—	1,678	23	24	1,687	47	47
Commercial	59	59	—	60	—	—	61	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	102	102	39	171	—	—	172	—	—
Consumer	30	30	3	33	—	—	35	—	—

	$5,295	$5,295	$309	$5,422	$30	$31	$5,493	$57	$63

				Year Ended June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

June 30, 2013:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,375	$2,375	$—	$2,405	$14	$19
Multi-family	1,706	1,706	—	1,773	3	5
Commercial	148	148	—	154	6	7
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	204	204	—	233	13	14
Consumer	2	2	—	3	—	—

Loans with a specific allowance
Real estate loans:
One-to four-family	1,725	1,725	403	1,741	6	9
Multi-family	—	—	—	—	—	—
Commercial	46	46	8	70	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	38	38	5	40	—	1
Consumer	62	62	25	75	2	3

Total:
Real estate loans:
One-to four-family	4,100	4,100	403	4,146	20	28
Multi-family	1,706	1,706	—	1,773	3	5
Commercial	194	194	8	224	6	7
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	242	242	5	273	13	15
Consumer	64	64	25	78	2	3

	$6,306	$6,306	$441	$6,494	$44	$58

				Three Months Ended December 31, 2012			Six Months Ended December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2012 (Unaudited):
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$1,638	$1,638	$—	$1,643	$—	$—	$1,655	$—	$—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	2	2	—	2	—	—	2	—	—
Consumer	4	4	—	6	—	—	6	—	—
Loans with a specific valuation allowance
Real estate loans:
One-to-four family	2,262	2,262	687	2,280	—	1	2,297	1	3
Multi-family	1,708	1,708	231	1,727	—	—	1,745	1	3
Commercial	109	109	48	110	—	—	110	—	—
Home equity line of credit	55	55	35	55	—	—	56	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	40	40	6	41	—	—	41	—	1
Consumer	107	107	53	111	1	1	112	1	2
Total:
Real estate loans:
One-to-four family	3,900	3,900	687	3,923	—	1	3,952	1	3
Multi-family	1,708	1,708	231	1,727	—	—	1,745	1	3
Commercial	109	109	48	110	—	—	110	—	—
Home equity line of credit	55	55	35	55	—	—	56	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	42	42	6	43	—	—	43	—	1
Consumer	111	111	53	117	1	1	118	1	2

	$5,925	$5,925	$1,060	$5,975	$1	$2	$6,024	$3	$9

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Mortgages on real estate:
One-to four-family	$2,963	$3,439
Multi-family	329	353
Commercial	59	194
Home equity lines of credit	—	—
Construction loans	—	—
Commercial business loans	102	242
Consumer loans	30	64

Total	$3,483	$4,292

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

The following table presents the recorded balance, at original cost, of troubled debt restructurings. Four one-to four-family TDRs totaling $486,000 were not performing in accordance with their restructured terms as of December 31, 2013, while three one-to four-family TDRs totaling $460,000 were not performing according to the terms of the restructuring, as of June 30, 2013. As of December 31, 2013 all loans listed were on nonaccrual except for seven one-to four-family residential loans totaling $473,000, and one multi-family loan in the amount of $1.3 million. All loans listed as of June 30, 2013 were on nonaccrual except for eight, one-to four-family residential loans totaling $661,000, and one multi-family loan for $1.4 million.

	December 31, 2013	June 30, 2013
Real estate loans
One-to four-family	$1,637	$1,808
Home equity lines of credit	—	—
Multi-family	1,362	1,379
Commercial	16	46

Total real estate loans	3,015	3,233

Construction	—	—
Commercial and industrial	33	39
Consumer loans	—	2

Total	$3,048	$3,274

During the six month period ended December 31, 2013, the Company modified one one-to four-family loan in the amount of $14,000 and one commercial loan in the amount of $16,000 as troubled debt restructurings.

During the year ended June 30, 2013, the Company modified two one-to four-family residential real estate loans, with a recorded investment of $176,000, one multi-family residential real estate loan with a recorded investment of $25,000, and one commercial business loan with a recorded investment of $38,000.

During the six month period ended December 31, 2012, the Company modified three commercial loans, with a recorded investment of $41,000 as troubled debt restructuring.

The Company has four TDRs, all of which were one-to four-family residential loans totaling $486,000, that were in default as of December 31, 2013, and were restructured in prior periods. All four of these loans are currently in foreclosure. The Company had three TDRs, all one-to four-family residential loans totaling $460,000, that were in default as of June 30, 2013, and were restructured in the prior years. All loans were in foreclosure at June 30, 2013. A fourth loan a commercial real estate loan for $46,000 defaulted during 2013 and was in foreclosure at June 30, 2013. The company defines a default as any loan that becomes 90 days or more past due.

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

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,425,000 of Federal Home Loan Bank stock as of both December 31, 2013 and June 30, 2013. The FHLB provides liquidity and funding through advances.

Note 8:	Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, were as follows at the dates specified:

	December 31, 2013	June 30, 2013

Net unrealized gains on securities available-for-sale	$(2,355)	$(492)
Net unrealized postretirement health benefit plan obligations	(182)	(152)

	(2,537)	(644)
Tax effect	1,022	259

Total	$(1,515)	$(385)

Note 9:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six month periods ended December 31, 2013 and 2012, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012	Affected Line Item in the Condensed Consolidated Statements of Income

Unrealized gains (losses) on available-for-sale securities	$(44)	$95	$(104)	$568	Net realized gains on sale of available-for-sale securities

Amortization of defined benefit pension items Transition obligation	$8	$8	$16	$16	Components are included in computation of net periodic pension cost
Prior service costs	$12	$(12)	$(24)	$(24)

Total reclassified amount before tax	(24)	91	(112)	560
Tax expense (benefit)	(10)	37	(45)	226	Provision for Income Tax

Total reclassification out of AOCI	$(14)	$54	$(67)	$334	Net Income

Note 10:	Income Taxes

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Computed at the statutory rate (34%)	$475	$363	$847	$969
Decrease resulting from
Tax exempt interest	(9)	(4)	(18)	(9)
Cash surrender value of life insurance	(23)	(23)	(46)	(45)
State income taxes	90	53	157	174
Other	(32)	(29)	(88)	(82)

Actual expense (benefit)	$501	$360	$852	$1,007

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

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and June 30, 2013:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Available-for-sale securities:
US Government and federal agency	$133,715	$—	$133,715	$—
Mortgage-backed securities – GSE residential	77,063	—	77,063	—
State and political subdivisions	3,070	—	3,070	—

Mortgage servicing rights	533	—	—	533

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Available-for-sale securities:
US Government and federal agency	$122,333	$—	$122,333	$—
Mortgage-backed securities – GSE residential	74,609	—	74,609	—
State and political subdivisions	3,885	—	3,885	—

Mortgage servicing rights	502	—	—	502

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2013. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of December 31, 2013 or June 30, 2013. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of December 31, 2013 or June 30, 2013.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2013	$502

Total realized and unrealized gains and losses included in net income	16
Servicing rights that result from asset transfers	50
Payments received and loans refinanced	(35)

Balance, December 31, 2013	$533

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$16

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and June 30, 2013:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:

Impaired loans (collateral-dependent)	$254	$—	$—	$254
Foreclosed assets	$38	$—	$—	$38

June 30, 2013:

Impaired loans (collateral-dependent)	$581	$—	$—	$581
Foreclosed assets	399	—	—	399

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Impaired loans (collateral-dependent)	$(13,000)	$(25,000)	$(19,000)	$(41,000)
Foreclosed and repossessed assets held for sale	(75,000)	—	(75,000)	—

Total losses on assets measured on a non-recurring basis	$(88,000)	$(25,000)	$(94,000)	$(41,000)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2013 and June 30, 2013.

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$533	Discounted cash flow	Discount rate	10.5% - 11.5% (10.5%)

			Constant prepayment rate	9.5% - 11.5% (10.6%)

			Probability of default	.20% - .35% (.34%)

Impaired loans (collateral-dependent)	254	Market comparable properties	Marketability discount	0% - 24% (22%)

Foreclosed assets	38	Market comparable properties	Comparability adjustments (%)	24% (24%)

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$502	Discounted cash flow	Discount rate	10.5% - 11.5% (10.5%)

			Constant prepayment rate	10.7% - 12.68% (11.74%)

			Probability of default	.20% - .35% (.34%)

Impaired loans (collateral-dependent)	581	Market comparable properties	Marketability discount	16% - 24% (23%)

Foreclosed assets	399	Market comparable properties	Comparability adjustments (%)	16% (16%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and June 30, 2013.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013:
Financial assets
Cash and cash equivalents	$7,017	$7,017	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	322,210	—	—	325,809
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,751	—	1,751	—

Financial liabilities
Deposits	388,420	—	137,810	250,814
Repurchase agreements	2,588	—	2,588	—
Federal Home Loan Bank advances	93,000	—	94,644	—
Advances from borrowers for taxes and insurance	1,072	—	1,072	—
Accrued interest payable	66	—	66	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013:
Financial assets
Cash and cash equivalents	$6,580	$6,580	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	315,775	—	—	319,624
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,688	—	1,688	—

Financial liabilities
Deposits	371,203	—	115,560	226,908
Repurchase agreements	1,674	—	1,674	—
Federal Home Loan Bank advances	87,500	—	89,336	—
Advances from borrowers for taxes and insurance	966	—	966	—
Accrued interest payable	44	—	44	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 2.83% for the six months ended December 31, 2013 from 2.77% for the six months ended December 31, 2012. An increase in the average balance of interest-earning assets contributed to an increase in net interest income to $7.8 million for the six months ended December 31, 2013 from $7.1 million for the six months ended December 31, 2012.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $3.9 million or 0.69% of total assets at December 31, 2013, and $4.7 million, or 0.87% of total assets at June 30, 2013.

At December 31, 2013, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2013 was $1.6 million, compared to a net income of $1.8 million for the six months ended December 31, 2012. The decrease in net income was due to a decrease in noninterest income, and an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in the provision for loan losses.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Critical Accounting Policies

We define critical accounting policies as those policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income. We consider the following to be our critical accounting policies.

Allowance for Loan Losses. We believe that the allowance for loan losses and related provision for loan losses are particularly susceptible to change in the near term due to changes in credit quality which are evidenced by trends in charge-offs and in the volume and severity of past due loans. In addition, our portfolio is comprised of a substantial amount of commercial real estate loans which generally have greater credit risk than one-to four-family residential mortgage and consumer loans because these loans generally have larger principal balances and are non-homogenous.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2013.

Comparison of Financial Condition at December 31, 2013 and June 30, 2013

Total assets increased $20.7 million, or 3.8%, to $568.2 million at December 31, 2013 from $547.5 million at June 30, 2013. The increase was primarily due to a $13.0 million increase in investment securities, a $6.4 million increase in net loans and a $437,000 increase in cash and cash equivalents.

Net loans receivable, including loans held for sale, increased by $6.4 million, or 2.0%, to $322.2 million at December 31, 2013 from $315.8 million at June 30, 2013. The increase in net loans receivable during this period was due primarily to a $2.8 million, or 3.8%, increase in commercial real estate loans, a $1.6 million or 8.3% increase in commercial business loans, a $1.5 million, or 1.0% increase in one-to four-family loans, and a $1.2 million, or 2.0% increase in multi-family loans, partially offset by a $420,000, or 5.1% decrease in home equity lines of credit, a $372,000, or 3.9% decrease in consumer loans, and a $247,000, or 9.9% decrease in construction loans.

Investment securities, consisting entirely of securities available for sale, increased $13.0 million, or 6.5%, to $213.8 million at December 31, 2013 from $200.8 million at June 30, 2013. Purchased investment securities consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage backed securities with terms of 15 years, all of which are held as available for sale. We had no securities held to maturity at December 31, 2013 or June 30, 2013.

As of December 31, 2013, premises and equipment increased $450,000 to $4.7 million, deferred income taxes increased $718,000 to $3.9 million, foreclosed assets held for sale decreased $160,000 to $258,000 and other assets decreased $415,000 to $392,000 from the respective balances as of June 30, 2013. The increase in premises and equipment was due to the purchase of an office building and land for a future branch in Savoy, Illinois, and the increase in deferred income taxes was the result of a change in the unrealized gain/loss on available-for-sale securities. The decrease in foreclosed assets held for sale was due to the sale of other real estate owned, and the decrease in other assets resulted from a decrease in accounts receivable general due to the receipt of a receivable that was outstanding as of June 30, 2013.

At December 31, 2013, our investment in bank-owned life insurance was $7.9 million, an increase of $134,000 from $7.8 million at June 30, 2013. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $17.1 million at December 31, 2013.

Deposits increased $17.2 million, or 4.6%, to $388.4 million at December 31, 2013 from $371.2 million at June 30, 2013. Certificates of deposit, excluding brokered certificates of deposit, increased $21.5 million, or 11.4%, to $210.2 million, savings, NOW, and money market accounts decreased $6.8 million, or 5.2%, to $125.0 million, brokered certificates of deposit increased $2.5 million, or 6.7%, to $40.4 million, and noninterest bearing demand accounts increased $17,000, or 0.1%, to $12.8 million. Repurchase agreements increased $914,000, or 54.6%, to $2.6 million at December 31, 2013, from $1.7 million at June 30, 2013. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $5.5 million, or 6.3%, to $93.0 million at December 31, 2013 from $87.5 million at June 30, 2013.

Other liabilities decreased $295,000, or 14.4%, to $1.8 million at December 31, 2013 from $2.1 million on June 30, 2013. The decrease was attributable to a general decrease in accounts payable and accrued expenses payable due to timing of payments.

Total equity decreased $2.8 million, or 3.4%, to $78.9 million at December 31, 2013 from $81.7 million at June 30, 2013. Equity decreased due to stock repurchases of $3.3 million and a decrease in accumulated other comprehensive income (loss), net of tax, of $1.1 million, partially offset by net income of $1.6 million. The decrease in other accumulated income was primarily due to an increase in unrealized losses on securities available for sale of $1.1 million. A stock repurchase program was adopted during the six months ended December 31, 2013, which authorized the Company to repurchase up to 228,535 shares of its common stock, or approximately 5% of the then current outstanding shares. As of December 31, 2013, 198,409 shares were repurchased (197,909 of which were repurchased during the three months ended December 31, 2013), leaving the maximum number of shares that may yet be repurchased under the plan at 30,126.

Comparison of Operating Results for the Six Months Ended December 31, 2013 and 2012

General. Net income decreased $203,000 to $1.6 million net income for the six months ended December 31, 2013 from a $1.8 million net income for the six months ended December 31, 2012. The decrease was due to a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in the provision for loan losses.

Net Interest Income. Net interest income increased by $623,000, or 8.7%, to $7.8 million for the six months ended December 31, 2013 from $7.1 million for the six months ended December 31, 2012. The increase was due to an increase of $597,000 in interest and dividend income and a decrease of $26,000 in interest expense. The increase in net interest income was primarily the result of an increase in the average balance of interest earning assets and lower rates paid on certificates of deposit and FHLB advances. We had a $37.3 million, or 7.6%, increase in the average balance of interest earning assets, partially offset by a $35.7 million, or 8.6%, increase in average balance of interest bearing liabilities. We also had an increase in our interest rate spread by 5 basis points to 2.83% for the six months ended December 31, 2013 compared to 2.78% for the six months ended December 31, 2012, and an increase in our net interest margin by 3 basis points to 2.93% for the six months ended December 31, 2013 compared to 2.90% for the six months ended December 31, 2012.

Interest and Dividend Income. Interest and dividend income increased $597,000, or 6.9%, to $9.3 million for the six months ended December 31, 2013 from $8.7 million for the six months ended December 31, 2012. The increase in interest income was primarily due to a $789,000 increase in interest income on loans, partially offset by a $193,000 decrease in interest on securities. The increase in interest income on loans resulted from a $52.7 million, or 19.5%, increase in the average balance of loans to $322.5 million for the six months ended December 31, 2013, from $269.8 million for the six months ended December 2012, partially offset by a 24 basis point, or 5.4%, decrease in the average yield on loans from 4.48% to 4.24%. Interest on securities decreased $193,000, or 7.3%, as a result of a $12.5 million decrease in the average balance of securities to $199.7 at December 31, 2013 and a 4 basis point decrease in the average yield on securities from 2.50% to 2.47%. The decrease in the average yield on loans and securities reflected a reduction in the current interest rates charged on loans originated and earned on securities purchased during the period versus the average rates on loans and securities in the portfolio in the prior period.

Interest Expense. Interest expense decreased $27,000, or 1.7%, and was $1.6 million for the six months ended December 31, 2013 and for the six months ended December 31, 2012. The decrease was primarily due to lower market interest rates during the period.

Interest expense on interest-bearing deposits increased by $15,000, or 1.3%, to $1.2 million for the six months ended December 31, 2013 from $1.1 million for the six months ended December 31, 2012. This increase was primarily due to an increase of $36.8 million in the average balance of interest-bearing deposits to $367.2 million for the six months ended December 31, 2013 from $330.4 million for the six months ended December 31, 2012, partially offset by a 6 basis point, or 8.8%, decrease in the average cost of interest bearing deposits to 0.63% for the six months ended December 30, 2013, from 0.69% for the six months ended December 30, 2012. We experienced decreases in the average cost across all categories of interest-bearing deposits for the six months ended December 31, 2013, reflecting lower market interest rates as compared to the prior period.

Interest expense on borrowings decreased $42,000, or 9.3%, to $408,000 for the six months ended December 31, 2013 from $450,000 for the six months ended December 31, 2012. This decrease was due a 9 basis point decrease in the average cost of such borrowings to 0.98% for the six months ended December 31, 2013 from 1.07% for the six months ended December 31, 2012 and a decrease in the average balance of borrowings to $83.3 million for the six months ended December 31, 2013 from $84.4 million for the six months ended December 31, 2012.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $226,000 for the six months ended December 31, 2013, compared to a provision for loan losses of $507,000 for the six months ended December 31, 2012. The allowance for loan losses was $3.9 million, or 1.20% of total loans, at December 31, 2013, compared to $4.0 million, or 1.37% of total loans, at December 31, 2012 and $3.9 million, or 1.23% of total loans, at June 30, 2013. Non-performing loans decreased to $3.7 million during the six month period ended December 31, 2013. During the six months ended December 31, 2013, a net charge-off of $258,000 was recorded while during the six months ended December 31, 2012, a net charge-off of $73,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Six Months Ended December 31, 2013	Year Ended June 30, 2013

Allowance to non-performing loans	106.75%	91.12%
Allowance to total loans outstanding at the end of the period	1.20%	1.23%
Net charge-offs to average total loans outstanding during the period, annualized	.16%	.07%
Total non-performing loans to total loans	1.12%	1.35%
Total non-performing assets to total assets	.69%	.87%

Noninterest Income. Noninterest income decreased $897,000, or 36.4%, to $1.6 million for the six months ended December 31, 2013 compared to $2.5 million for the six months ended December 31, 2012. The decrease was primarily due to decreases in net realized gains on the sale of securities available for sale, net gains on sale of loans, and other service charges and fees, partially offset by an increase in brokerage commissions. For the six months ended December 31, 2013, net realized gains on the sale of securities available for sale decreased from $568,000 to ($104,000), net gains of sale of loans decreased from $207,000 to $72,000, and other service charges and fees decreased from $147,000 to $72,000, while brokerage commissions increased from $268,000 to $336,000. The decrease in net realized gains on the sale of available-for-sale securities was due to the rate environment in the six months ended December 31, 2012, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the six months ended December 31, 2013. The decrease in gains on sale of loans was due to a decrease in the number of loans sold to the Federal Home Loan Bank of Chicago in the six months ending December 31, 2013, and the decrease in other service charges and fees was due to a decrease in the number of fees. The increase in brokerage commissions reflects increased activity due to movement in interest rates.

Noninterest Expense. Noninterest expense increased $365,000, or 5.9%, to $6.6 million for the six months ended December 31, 2013 from $6.2 million for the six months ended December 31, 2012. The largest components of this increase were salaries and benefits, which increased $423,000, or 11.2%, and loss on foreclosed assets, net, which increased $213,000, to a loss of $192,000 in the six months ended December 31, 2013 from a gain of $21,000 for the six months ended December 30, 2012. Increased staffing, normal salary increases, and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. Loss on foreclosed assets, net, increased due to gains taken in the six months ended December 31, 2012. These increases were partially offset by decreases in equipment expense, professional services, and audit and accounting. The decrease in equipment expense was due to increased expenses in the six months ended December 31, 2012, when we relocated our information technology department to a more secure and efficient location. Decreases in audit and accounting and professional services were due to additional services received in the three months ended December 31, 2012.

Income Tax Expense (Benefit). We recorded a provision for income tax of $852,000 for the six months ended December 31, 2013, compared to a provision for income tax of $1.0 million for the six months ended December 31, 2012, reflecting effective tax rates of 34.2% and 35.4%, respectively.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012

General. Net income increased $188,000 to $897,000 net income for the three months ended December 31, 2013 from a $709,000 net income for the three months ended December 31, 2012. The increase was primarily due to increases in the interest income and a decrease in the provision for loan losses, partially office by a decrease in non-interest income, an increase in noninterest expense, an increase in interest expense, and an increase in income tax expense.

Net Interest Income. Net interest income increased $452,000 to $4.0 million for the three months ended December 31, 2013 from $3.5 million for the three months ended December 31, 2012. The increase was a result of a $453,000 increase in interest income, partially offset by a $1,000 increase in interest expense. We had a $49.8 million, or 10.1% increase in the average balance of interest earning assets, partially offset by a $49.0 million, or 11.8% increase in average balance of interest bearing liabilities. We also had an increase in our interest rate spread by 10 basis points to 2.82% for the three months ended December 31, 2013 compared to 2.72% for the three months ended December 31, 2012, and an increase in our net interest margin by 7 basis points to 2.92% for the three months ended December 31, 2013 compared to 2.85% for the three months ended December 31, 2012.

Interest and Dividend Income. Interest and dividend income increased $453,000, or 10.5%, to $4.8 million for the three months ended December 31, 2013 from $4.3 million for the three months ended December 31, 2012. The increase in interest and dividend income was primarily due to a $425,000 increase in interest income on loans, which resulted from a $48.7 million, or 17.5%, increase in the average balance of loans to $326.1 million for the three months ending December 31, 2013, from $277.5 million for the three months ending December 31, 2012, partially offset by a 13 basis point, or 3.0% decrease in the average yield on loans from 4.36% to 4.23%. Interest on securities increased $27,000, or 2.1%, as the average balance increased by $1.3 million, or 0.6% to $211.6 million for the three months ended December 31, 2013 from $210.4 million for the three months ended December 30, 2012, and the average yield increased 3 basis points from 2.45% to 2.48%.

Interest Expense. Interest expense increased $1,000, or 0.1%, to $788,000 for the three months ended December 31, 2013 from $787,000 for the three months ended December 31, 2012. The increase was minimal as a $10.8 million increase in the average balance of interest-bearing liabilities was largely offset by an 8 basis point decrease in rates.

Interest expense on interest-bearing deposits increased by $15,000, or 2.7%, to $580,000 for the three months ended December 31, 2013 from $565,000 for the three months ended December 31, 2012. This increase was primarily due to a $38.3 million, or 11.5% increase in the average balance of interest-bearing deposits to $370.6 million for the three months ended December 30, 2013 from $332.3 million for the three months ended December 31, 2012. The increase in average balance was partially offset by a 5 basis point decrease in the average cost of interest-bearing deposits to 0.63% for the three months ended December 31, 2013 from 0.68% for the three months ended December 31, 2012.

Interest expense on borrowings decreased $14,000, or 6.3%, to $208,000 for the three months ended December 31, 2013 from $222,000 for the three months ended December 31, 2012. This decrease was due to a 19 basis point decrease in the average cost of such borrowings to 0.90% for the three months ended December 31, 2013 from 1.08% for the three months ended December 31, 2012, partially offset by an increase in the average balance of borrowings to $92.9 million for the three months ended December 31, 2013 from $82.2 million for the three months ended December 31, 2012.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $47,000 for the three months ended December 31, 2013, compared to a provision for loan losses of $405,000 for the three months ended December 31, 2012. During the three months ended December 31, 2013 and 2012, $108,000 and $112,000, respectively, in net charge-offs were recorded.

Noninterest Income. Noninterest income decreased $347,000, or 31.7%, to $746,000 for the three months ended December 31, 2013 from $1.1 million for the three months ended December 31, 2012. The decrease was primarily due to decreases in net realized gains on the sale of securities available for sale, net gains on sale of loans, and other service charges and fees, partially offset by an increase in brokerage commissions. For the three months ended December 31, 2013, net realized gains on the sale of available-for-sale securities decreased from $95,000 to ($44,000), net gains of sale of loans decreased from $118,000 to $27,000, and other service charges and fees decreased from $75,000 to $26,000, while brokerage commissions increased from $154,000 to $168,000. The decrease in net realized gains on the sale of available-for-sale securities was due to the rate environment in the three months ended December 31, 2012, that allowed for profits to be gained when repositioning the investment portfolio that was not available in the three months ended December 31, 2013. The decrease in gains on sale of loans was due to a decrease in the number of loans sold to the Federal Home Loan Bank of Chicago in the three months ending December 31, 2013, and the decrease in other service charges and fees was due to a decrease in the number of loan fees. The increase in brokerage commissions was a result of increased activity due to movement in interest rates.

Noninterest Expense. Noninterest expense increased $134,000, or 4.3%, to $3.3 million for the three months ended December 31, 2013 from $3.1 million for the three months ended December 31, 2012. The largest component of this increase was compensation and benefits, which increased $180,000 or 9.5%. This increase was partially offset by decreases in equipment expense, which decreased $33,000 or 13.1%, professional services, which decreased $30,000 or 26.8%, audit and accounting, which decreased $18,000 or 36%, and telephone and postage, which decreased $20,000 or 23.5%. Increased staffing, normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense. The decrease in equipment expense was due to increased expenses in the three months ended December 31, 2012 when we relocated our information technology department to a more secure and efficient location. Decreases in audit and accounting and professional services were the result of additional services received in the three months ended December 31, 2012, while decreases in telephone and postage expense were due to additional phone and data line work in the three months ended December 31, 2012 as we relocated our information technology department.

Income Tax Expense. We recorded a provision for income tax of $501,000 for the three months ended December 31, 2013, compared to a provision for income tax of $360,000 for the three months ended December 31, 2012, reflecting effective tax rates of 35.8% and 33.7%, respectively.

Asset Quality

At December 31, 2013, our non-accrual loans totaled $3.5 million, including $3.0 million in one-to four-family loans, $329,000 in multi-family loans, $59,000 in commercial real estate loans, $102,000 in commercial business loans and $30,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At December 31, 2013, we had $192,000 in loans delinquent 90 days or greater and still accruing interest, including six one-to four-family loans totaling $176,000 and two auto loans totaling $16,000.

At December 31, 2013, loans classified as substandard equaled $4.0 million. Loans classified as substandard consisted of $3.4 million in one-to four-family loans, $329,000 in multi-family loans, $59,000 in commercial real estate loans, $15,000 in home equity lines of credit, $102,000 in commercial business loans and $45,000 in consumer loans. At December 31, 2013, loans classified as doubtful equaled $53,000 in one-to four-family loans. At December 31, 2013, no loans were classified as loss.

At December 31, 2013, one-to four-family residential mortgage loans classified as substandard equaled $3.4 million compared to $4.1 million at June 30, 2013. At December 31, 2013, watch assets consisted of $834,000 in one-to four-family loans, $1.5 million in multi-family loans, $2.0 million in commercial real estate loans, and $2.5 million in commercial business loans

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At December 31, 2013 and June 30, 2013, we had $3.0 million and $3.3 million, respectively, of troubled debt restructurings. At December 31, 2013 our troubled debt restructurings consisted of $1.6 million in one-to four-family loans, $1.4 million in multi-family loans, $16,000 in commercial real estate loans, and $33,000 in commercial business loans.

At December 31 2013, we had $258,000 in foreclosed assets compared to $418,000 as of June 30, 2013. Foreclosed assets at December 31, 2013 consisted of five residential real estate properties, one commercial real estate property, and one automobile, while foreclosed assets at June 30, 2013, consisted entirely of residential real estate properties.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six-month periods ended December 31, 2013 and 2012:

	Six months ended December 31,
	2013	2012

Balance, beginning of period	$3,938	$3,531
Loans charged off
Real estate loans
One-to four-family	(251)	(35)
Multi-family	—	—
Commercial	(28)	—
HELOC	—	—
Construction	—	—
Commercial business	—	(50)
Consumer	(28)	(32)

Gross charged off loans	(307)	(117)

Recoveries of loans previously charged off
Real estate loans
One-to four-family	46	41
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	3	3

Gross recoveries of charged off loans	49	44

Net charge offs	(258)	(73)

Provision charged to expense	226	507

Balance, end of period	$3,906	$3,965

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses decreased $32,000 and was $3.9 million at both December 31, 2013, and June 30, 2013.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the

Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of December 31 and June 30, 2013:

Portfolio segment	December 31, 2013 Net charge offs – 12 quarter weighted historical	June 30, 2013 Net charge offs – 12 quarter weighted historical

Real Estate:
One-to four-family	.09%	.12%
Multi-family	(.01%)	(.02%)
Commercial	.04%	.80%
HELOC	.03%	.90%
Construction	.00%	.00%
Commercial business	.26%	.30%
Consumer	.18%	.32%

Entire portfolio total	.08%	.12%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At December 31, 2013, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at December 31, 2013	Qualitative factor applied at June 30, 2013

Real Estate:
One-to four-family	0.75%	0.72%
Multi-family	1.42%	1.42%
Commercial	1.16%	1.12%
HELOC	1.12%	1.01%
Construction	1.31%	0.99%
Commercial business	2.04%	1.89%
Consumer	0.62%	0.47%

Entire portfolio total	1.03%	0.98%

At December 31, 2013, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $3.3 million, as compared to $3.1 million at June 30, 2013. The general increase in qualitative factors was attributable primarily to the change in criticized loans.

Because of the recent added concern based on the overall condition of the real estate market and in particular how the market is affecting the Junior Lien and HELOC loan portfolios, as with all portfolios, the Company has reviewed these two portfolios to determine the adequacy of the allowance. The Company notes that Junior Lien loans are one-to four-family loans that are in a subordinate lien position, and can be subordinate to either a Company first lien or another institution first lien and all are fully amortized loans, and HELOC loans were initially underwritten to ensure adequate cash flow to make payments even under stressed conditions. Based on review of the HELOC portfolio, $2.5 million had initial combined loan to value ratios of between 81% and 90%. The present allowance calculation includes 1.12% of qualitative factors to address added concerns, above a weighted average loss factor of .03%.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended December 31, 2013 and the year ended June 30, 2013, our liquidity ratio averaged 37.1% and 40.1% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2013.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $7.0 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at December 31, 2013.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $3.1 million and $2.4 million for the six months ended December 31, 2013 and 2012, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay downs on mortgage-backed securities. Net cash used in investing activities was $22.9 million and $7.6 million for the six months ended December 31, 2013 and 2012, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash provided by financing activities was $20.2 million and $8.3 million for the six months ended December 31, 2013 and 2012, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2013 and June 30, 2013.

	December 31, 2013	June 30, 2013
	(Dollars in thousands)

Commitments to fund loans	$7,894	$12,020
Lines of credit	17,574	15,863

At December 31, 2013, certificates of deposit due within one year of December 31, 2013 totaled $175.6 million, or 45.2% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $93.0 million at December 31, 2013. At December 31, 2013, we had the ability to borrow up to an additional $26.7 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $63.3 million from the Federal Reserve based on current collateral pledged.

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

During the six month period ended December 31, 2013, a stock repurchase program was adopted whereby the Company may repurchase up to 228,535 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of December 31, 2013, 198,409 shares were repurchased at an average price of $16.57 per share, and the maximum number of shares that may yet be purchased under the plan was 30,126.

At the annual meeting on November 19, 2012, the IF Bancorp, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by stockholders. The purpose of the Equity Incentive Plan is to promote the long-term financial success of the Company and its Subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders. The Equity Incentive Plan authorizes the issuance or delivery to participants of up to 673,575 shares of the Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) is 481,125 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units is 192,450. On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options vest in equal installments over 7 years, both starting in December 2014.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	December 31, 2013	June 30, 2013	Minimum to Be Well
	Actual	Actual	Capitalized

Tier 1 capital to total assets
Association	11.3%	11.4%	5.0%
Company	14.1%	15.0%	N/A
Tier 1 capital to risk-weighted assets
Association	20.1%	20.3%	6.0%
Company	25.0%	26.6%	N/A
Total capital to risk-weighted assets
Association	21.3%	21.6%	10.0%
Company	26.2%	27.9%	N/A

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

	For the Three Months Ended December 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$326,118	3,446	4.23%	$277,455	3,021	4.36%
Securities:
U.S. government, federal agency and government-sponsored enterprises	130,662	782	2.39%	136,330	803	2.36%
U.S. government-sponsored enterprise MBS	77,619	520	2.68%	69,904	468	2.68%
State and political subdivisions	3,352	12	1.43%	4,146	16	1.54%

Total securities	211,633	1,314	2.48%	210,380	1,287	2.45%
Other	7,217	7	0.44%	7,323	6	0.33%

Total interest-earning assets	544,968	4,767	3.50%	495,158	4,314	3.48%
Non-interest earning assets	19,181			27,232

Total assets	$564,149			$522,390

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$33,832	8	0.09%	$31,107	13	0.17%
Savings accounts	32,248	18	0.22%	29,456	20	0.27%
Money market accounts	58,566	35	0.24%	64,265	41	0.26%
Certificates of deposit	245,941	519	0.84%	207,507	491	0.95%

Total interest-bearing deposits	370,587	580	0.63%	332,335	565	0.68%
Federal Home Loan Bank Advances	92,924	208	0.90%	82,167	222	1.08%

Total interest-bearing liabilities	463,511	788	0.68%	414,502	787	0.76%
Noninterest-bearing liabilities	18,280			22,931

Total liabilities	481,791			437,433
Stockholders’ equity	82,358			84,956

Total liabilities and stockholders’ equity	$564,149			$522,389

	For the Three Months Ended December 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Net interest income		$3,979			$3,527

Interest rate spread (1)			2.82%			2.72%

Net interest margin (2)			2.92%			2.85%

Net interest-earning assets (3)	$81,457			$80,656

Average interest-earning assets to interest-bearing liabilities	118%			119%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$322,513	6,837	4.24%	$269,826	6,048	4.48%
Securities:
U.S. government, federal agency and government-sponsored enterprises	121,021	1,451	2.40%	139,801	1,671	2.39%
U.S. government-sponsored enterprise MBS	75,129	984	2.62%	68,534	955	2.79%
State and political subdivisions	3,552	27	1.52%	3,858	29	1.50%

Total securities	199,702	2,462	2.46%	212,193	2,655	2.50%
Other	7,563	14	0.37%	10,467	13	0.25%

Total interest-earning assets	529,778	9,313	3.52%	492,486	8,716	3.54%
Non-interest earning assets	18,987			28,907

Total assets	$548,765			$521,393

	For the Six Months Ended December 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$33,367	18	0.11%	$30,583	27	0.18%
Savings accounts	31,986	38	0.24%	29,041	40	0.28%
Money market accounts	58,756	74	0.25%	64,549	81	0.25%
Certificates of deposit	243,083	1,021	0.84%	206,185	988	0.96%

Total interest-bearing deposits	367,192	1,151	0.63%	330,358	1,136	0.69%
Federal Home Loan Bank Advances	83,270	408	0.98%	84,417	450	1.07%

Total interest-bearing liabilities	450,462	1,559	0.69%	414,775	1,586	0.76%
Noninterest-bearing liabilities	16,387			20,257

Total liabilities	466,849			435,032
Stockholders’ equity	81,916			86,361

Total liabilities and stockholders’ equity	$548,765			$521,393

Net interest income		$7,754			$7,130

Interest rate spread (1)			2.83%			2.77%

Net interest margin (2)			2.93%			2.90%

Net interest-earning assets (3)	$79,316			$77,711

Average interest-earning assets to interest-bearing liabilities	118%			119%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended December 31, 2013 vs. 2012			Six Months Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$980	$(555)	$425	$1,637	$(847)	$790
Securities	97	(71)	26	(83)	(111)	(194)
Other	—	2	2	(9)	10	1

Total interest-earning assets	$1,077	$(624)	$453	$1,545	$(948)	$597

Interest-bearing liabilities:
Interest-bearing checking or NOW	$8	$(13)	$(5)	$7	$(15)	$(8)
Savings accounts	10	(12)	(2)	9	(11)	(2)
Certificates of deposit	298	(270)	28	310	(277)	33
Money market accounts	150	(156)	(6)	(7)	—	(7)

Total interest-bearing deposits	466	(451)	15	319	(303)	16
Federal Home Loan Bank advances	124	(138)	(14)	(21)	(21)	(42)

Total interest-bearing liabilities	$590	$(589)	$1	$298	$(324)	$(26)

Change in net interest income	$487	$(35)	$452	$1,247	$(624)	$623

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of December 31, 2013, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended December 31, 2013 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/13 –10/31/13	21,500	$16.24	21,500	206,535
11/1/13 – 11/30/13	81,500	16.52	81,500	125,035
12/1/13 – 12/31/13	94,909	16.69	94,909	30,126

Total	197,909	$16.57	197,909	30,126

(1)	On September 11, 2013, the Company announced the commencement of its second stock repurchase program to acquire up to 228,535, or 5%, of the Company’s then outstanding common stock. The repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to purchase any particular number of shares. The stock repurchase program was completed on January 27, 2014, and the average price paid per share was $16.61.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 10, 2014	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: February 10, 2014	/s/ Pamela J. Verkler
Pamela J. Verkler
Vice President and Chief Financial Officer