Form 10-K/A
period 2013-06-30
IF Bancorp, Inc.
filed 2014-03-17
CIK 1514743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 to the Form 10-K of IF Bancorp, Inc. (the “Company”) is being filed solely to correct: (i) the date of the report of the Company’s independent registered public accounting firm issued on the Company’s June 30, 2013 financial statements; and (ii) the date on the consent of the Company’s registered public accounting firm appearing in Exhibit 23.0, in each case included in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 23, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of IF Bancorp, Inc. begin on page F-1 of this Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)

3.2	Bylaws of IF Bancorp, Inc. (1)

4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)

10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Alan D. Martin (2)

10.2	Employment Agreement between IF Bancorp, Inc. and Alan D. Martin (2)

10.3	Change in Control Agreement of Pamela J. Verkler (2)

10.4	Change in Control Agreement of Walter H. Hasselbring, III (2)

10.5	Directors Non Qualified Retirement Plan (1)

10.6	IF Bancorp, Inc. 2012 Equity Incentive Plan (3)

21.0	List of Subsidiaries (1)

23.0	Consent of BKD, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (4)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and 2012, (ii) the Consolidated Statements of Income for the years ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012, and (vi) the notes to the Consolidated Financial Statements. *

*	Previously filed.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(3)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2012.
(4)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: March 13, 2014	By:	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

3

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

September 23, 2013

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