Form 10-Q
period 2014-03-31
IF Bancorp, Inc.
filed 2014-05-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The Registrant had 4,427,657 shares of common stock, par value $0.01 per share, issued and outstanding as of May 6, 2014.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	March 31, 2014	June 30, 2013
	(Unaudited)
Assets
Cash and due from banks	$12,323	$5,371
Interest-bearing demand deposits	138	1,209

Cash and cash equivalents	12,461	6,580

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	214,093	200,827
Loans, net of allowance for loan losses of $3,921 and $3,938 at March 31, 2014 and June 30, 2013, respectively	327,213	315,775
Premises and equipment, net of accumulated depreciation of $5,498 and $5,193 at March 31, 2014 and June 30, 2013, respectively	4,900	4,293
Federal Home Loan Bank stock, at cost	5,425	5,425
Foreclosed assets held for sale	381	418
Accrued interest receivable	2,024	1,688
Bank-owned life insurance	7,960	7,757
Mortgage servicing rights	516	502
Deferred income taxes	2,778	3,213
Other	342	807

Total assets	$578,343	$547,535

Liabilities and Equity
Liabilities
Deposits
Demand	$16,652	$12,820
Savings, NOW and money market	132,242	131,779
Certificates of deposit	215,042	188,775
Brokered certificates of deposit	40,371	37,829

Total deposits	404,307	371,203

Repurchase agreements	2,737	1,674
Federal Home Loan Bank advances	84,500	87,500
Advances from borrowers for taxes and insurance	1,322	966
Accrued post-retirement benefit obligation	2,494	2,344
Accrued interest payable	80	44
Other	2,037	2,055

Total liabilities	497,477	465,786

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 4,427,657 and 4,570,692 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	44	46
Additional paid-in capital	46,609	46,451
Unearned ESOP shares, at cost, 331,976 and 346,410 shares at March 31, 2014 and June 30, 2013, respectively	(3,320)	(3,464)
Retained earnings	37,347	39,101
Accumulated other comprehensive income (loss), net of tax	186	(385)

Total stockholders’ equity	80,866	81,749

Total liabilities and stockholders’ equity	$578,343	$547,535

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Interest and Dividend Income
Interest and fees on loans	$3,436	$3,140	$10,273	$9,188
Securities:
Taxable	1,346	1,221	3,754	3,816
Tax-exempt	22	28	76	88
Federal Home Loan Bank dividends	8	4	18	11
Deposits with other financial institutions	2	2	6	8

Total interest and dividend income	4,814	4,395	14,127	13,111

Interest Expense
Deposits	580	546	1,732	1,682
Federal Home Loan Bank advances and repurchase agreements	209	209	617	659

Total interest expense	789	755	2,349	2,341

Net Interest Income	4,025	3,640	11,778	10,770

Provision for Loan Losses	140	45	366	552

Net Interest Income After Provision for Loan Losses	3,885	3,595	11,412	10,218

Noninterest Income
Customer service fees	114	126	406	414
Other service charges and fees	17	60	89	207
Insurance commissions	200	200	550	572
Brokerage commissions	172	158	508	426
Net realized gains (losses) on sales of available-for-sale securities	(95)	61	(199)	629
Mortgage banking income, net	31	74	159	190
Gain on sale of loans	5	44	77	251
Bank-owned life insurance income, net	68	64	202	197
Other	159	144	446	509

Total noninterest income	671	931	2,238	3,395

Noninterest Expense
Compensation and benefits	2,141	2,032	6,330	5,798
Office occupancy	136	131	386	395
Equipment	223	253	658	717
Federal deposit insurance	69	81	210	218
Stationary, printing and office	41	39	120	123
Advertising	102	84	300	240
Professional services	80	47	278	284
Supervisory examinations	39	35	113	105
Audit and accounting services	20	21	101	123
Organizational dues and subscriptions	12	12	45	45
Insurance bond premiums	27	24	92	87
Telephone and postage	69	71	194	215
Loss (gain) on foreclosed assets, net	17	(1)	209	(22)
Other	306	255	849	994

Total noninterest expense	3,282	3,084	9,885	9,322

Income Before Income Tax	1,274	1,442	3,765	4,291
Provision for Income Tax	440	518	1,292	1,525

Net Income	$834	$924	$2,473	$2,766

Earnings Per Share:

Basic and diluted (Note 4)	$.21	$.22	$.60	$.64

Dividends declared per common share	$.05	$—	$.10	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013

Net Income	$834	$924

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $1,115 and $(438), for 2014 and 2013, respectively	1,652	(1,091)

Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $38 and $(25) for 2014 and 2013, respectively	(57)	36

	1,709	(1,127)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(6) and $(16) for 2014 and 2013, respectively	(8)	(18)

Other comprehensive income (loss), net of tax	1,701	(1,145)

Comprehensive Income (Loss)	$2,535	$(221)

	Nine Months Ended March 31,
	2014	2013

Net Income	$2,473	$2,766

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $322 and $(413), for 2014 and 2013, respectively	478	(1,084)

Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $80 and $(255), for 2014 and 2013, respectively	(119)	377

	597	(1,461)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(19) and $(41) for 2014 and 2013, respectively	(26)	(61)

Other comprehensive income (loss), net of tax	571	(1,522)

Comprehensive Income	$3,044	$1,244

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the nine months ended March 31, 2014

Balance, July 1, 2013	$46	$46,451	$(3,464)	$39,101	$(385)	$81,749

Net income	—	—	—	2,473	—	2,473

Other comprehensive income	—	—	—	—	571	571

Dividends on common stock, $0.10 per share	—	—	—	(432)	—	(432)

Stock equity plan	1	68	—	—	—	69

Stock repurchase, 228,535 shares, average price $16.61 each	(3)	—	—	(3,795)	—	(3,798)

ESOP shares earned, 14,434 shares	—	90	144	—	—	234

Balance, March 31, 2014	$44	$46,609	$(3,320)	$37,347	$186	$80,866

For the nine months ended March 31, 2013

Balance, July 1, 2012	$48	$46,371	$(3,656)	$38,728	$5,158	$86,649

Net income	—	—	—	2,766	—	2,766

Other comprehensive loss	—	—	—	—	(1,522)	(1,522)

Stock repurchase, 214,035 shares, average price $13.71 each	(2)	—	—	(2,933)	—	(2,935)

ESOP shares earned, 14,434 shares	—	55	144	—	—	199

Balance, March 31, 2013	$46	$46,426	$(3,512)	$38,561	$3,636	$85,157

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2014	2013
Operating Activities
Net income	$2,473	$2,766
Items not requiring (providing) cash
Depreciation	304	336
Provision for loan losses	366	552
Amortization of premiums and discounts on securities	759	957
Deferred income taxes	51	(79)
Net realized gains on loan sales	(236)	(441)
Net realized (gains)/losses on sales of available-for-sale securities	199	(629)
(Loss) gain on foreclosed assets held for sale	209	(22)
Bank-owned life insurance income, net	(202)	(197)
Originations of loans held for sale	(6,683)	(17,697)
Proceeds from sales of loans held for sale	6,905	18,083
ESOP compensation expense	234	199
Stock equity plan expense	69	—
Changes in
Accrued interest receivable	(336)	(237)
Other assets	463	259
Accrued interest payable	37	(2)
Post-retirement benefit obligation	106	45
Other liabilities	(246)	(187)

Net cash provided by operating activities	4,472	3,706

Investing Activities
Purchases of available-for-sale securities	(63,299)	(145,832)
Proceeds from the sales of available-for-sale securities	42,676	122,802
Proceeds from maturities and pay-downs of available-for-sale securities	7,398	20,978
Net change in loans	(12,390)	(32,271)
Purchase of FHLB stock	—	(1,250)
Purchase of premises and equipment	(911)	(282)
Proceeds from sale of foreclosed assets	414	642

Net cash used in investing activities	(26,112)	(35,213)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	4,301	6,364
Net increase in certificates of deposit, including brokered certificates	28,810	20,216
Net increase in advances from borrowers for taxes and insurance	356	408
Proceeds from Federal Home Loan Bank advances	309,000	508,665
Repayments of Federal Home Loan Bank advances	(310,937)	(496,000)
Dividends paid	(211)	—
Stock purchase per stock repurchase plan	(3,798)	(2,935)

Net cash provided by financing activities	27,521	36,718

Net Increase in Cash and Cash Equivalents	5,881	5,211
Cash and Cash Equivalents, Beginning of Period	6,580	8,193

Cash and Cash Equivalents, End of Period	$12,461	$13,404

Supplemental Cash Flows Information
Interest paid	$2,313	$2,343
Income taxes paid, net of refunds	$1,391	$1,799
Foreclosed assets acquired in settlement of loans	$586	$58
Dividends payable	$221	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Form 10-Q (Unaudited)

(Table dollar amounts in thousands)

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Financial Statement Presentation

IF Bancorp, Inc., a Maryland corporation (the “Company”), became the holding company for Iroquois Federal Savings and Loan Association (the “Association”) upon completion of the Association’s conversion from the mutual form of organization to the stock holding company form of organization (the “Conversion”) on July 7, 2011. At the time of the conversion, the Company also established an employee stock ownership plan that purchased 384,900 shares of Company stock, and a charitable foundation, Iroquois Federal Foundation, to which the Company donated 314,755 shares of Company stock and $450,000 cash. IF Bancorp, Inc.’s common stock began trading on the NASDAQ Capital Market on July 8, 2011, under the symbol “IROQ”.

During the nine months ended March 31, 2014, a second stock repurchase plan was adopted whereby the Company could repurchase up to 228,535 shares of its common stock, or approximately 5% of the then current outstanding shares. As shares were repurchased, the Company treated them as shares repurchased for constructive retirement (although such shares may be reissued), and the excess of purchase price over par value was charged entirely to retained earnings in recognition of the fact that that the Company may always capitalize or allocate retained earnings for such purposes. The stock repurchase plan was completed on January 27, 2014, and the average price paid per share was $16.61.

During the nine months ended March 31, 2014, the Board of Directors declared two cash dividends of $0.05 per common share each. The first dividend was paid on October 15, 2013, to the stockholders of record as of the close of business on September 12, 2013, and the second dividend was paid on April 15, 2014, to the stockholders of record as of the close of business on March 24, 2014.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2014 and June 30, 2013, and the results of its operations for the three month and nine month periods ended March 31, 2014 and 2013. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the three month and nine month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Note 2:	New Accounting Pronouncements

Recent and Future Accounting Requirements

FASB ASU 2013-04 Liabilities (Topic 405): Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. On February 28, 2013, FASB issued ASU 2013-40. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

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

A summary of ESOP shares at March 31, 2014 and June 30, 2013 are as follows (dollars in thousands):

	March 31, 2014	June 30, 2013
Allocated shares	37,571	19,245
Shares committed for release	14,434	19,245
Unearned shares	331,976	346,410

Total ESOP shares	383,981	384,900

Fair value of unearned ESOP shares (1)	$5,398	$5,293

(1)	Based on closing price of $16.26 and $15.28 per share on March 31, 2014, and June 30, 2013, respectively.

During the nine months ended March 31, 2014, 919 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. As of March 31, 2014, there were 106,950 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the nine months ended March 31, 2014 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share		Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2013	—		$—
Granted	167,000		16.63
Exercised	—		—
Forfeited	—		—

Outstanding, March 31, 2014	167,000		$16.63	9.67	$62	(1)

Exercisable, March 31, 2014	—	$	N/A	N/A	$—

(1)	Based on closing price of $16.26 per share on March 31, 2014.

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

There were no options that vested during the nine months ended March 31, 2014. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the nine months ended March 31, 2014. Total unrecognized compensation cost related to non-vested stock options was $404,000 at March 31, 2014 and is expected to be recognized over the remaining weighted-average period of 6.75 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2014:

	Shares	Weighted-Average Grant-Date Fair Value
Balance, June 30, 2013	—	$—
Granted	85,500	16.63
Forfeited	—	—
Earned and issued	—	—

Balance, March 31, 2014	85,500	$16.63

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. The weighted-average grant date fair value of restricted stock granted during the nine months ended March 31, 2014 was $16.63 per share or $1.4 million. Stock-based compensation expense and related tax benefit for restricted stock was nominal and was recognized in non-interest expense for the nine months ended March 31, 2014. Unrecognized compensation expense for non-vested restricted stock awards was $1.4 million and is expected to be recognized over ten years with a corresponding credit to paid-in capital.

Note 4:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and nine month periods ended March 31, 2014 and 2013. The factors used in the earnings per common share computation are as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013

Net income	$834	$924	$2,473	$2,766

Basic weighted average shares outstanding	4,347,860	4,614,486	4,474,147	4,710,586
Less: Average unallocated ESOP shares	(334,382)	(353,627)	(339,193)	(358,438)

Basic average shares outstanding	4,013,478	4,260,859	4,134,954	4,352,148

Diluted effect of restricted stock awards and stock options	—	—	—	—

Diluted average shares outstanding	4,013,478	4,260,859	4,134,954	4,352,148

Basic earnings per common share	$.21	$.22	$.60	$.64

Diluted earnings per common share	$.21	$.22	$.60	$.64

On September 11, 2013, the Company announced a second stock repurchase program to repurchase up to 228,535 shares of its common stock, or approximately 5% of its then current outstanding shares. The stock repurchase plan was completed on January 27, 2014, and the average price paid per share was $16.61.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock will vest over 10 years and the stock options will vest over 7 years, both starting in December 2014. The 167,000 in stock options and 83,718 shares of non-vested restricted stock were not included in the computation of diluted earnings per share as the stock awards were considered antidilutive for the three and nine month periods ended March 31, 2014.

Note 5:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses on securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2014:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$130,593	$2,735	$(1,348)	$131,980
Mortgage-backed:
GSE residential	80,219	799	(1,805)	79,213
State and political subdivisions	2,774	148	(22)	2,900

	$213,586	$3,682	$(3,175)	$214,093

June 30, 2013:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$121,162	$3,543	$(2,372)	$122,333
Mortgage-backed:
GSE residential	76,407	465	(2,263)	74,609
State and political subdivisions	3,750	175	(40)	3,885

	$201,319	$4,183	$(4,675)	$200,827

With the exception of U.S. Government and federal agency and GSE securities, and mortgage-backed GSE residential securities with a book value of approximately $130,593,000 and $80,219,000, respectively, and a market value of approximately $131,980,000 and $79,213,000, respectively, at March 31, 2014, the Company held no securities at March 31, 2014 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at March 31, 2014, and June 30, 2013 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value

Within one year	$1,089	$1,124
One to five years	45,015	47,210
Five to ten years	87,175	86,451
After ten years	88	95

	133,367	134,880
Mortgage-backed securities	80,219	79,213

Totals	$213,586	$214,093

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $50,316,000 and $49,416,000 as of March 31, 2014 and June 30, 2013, respectively.

Gross gains of $596,000 and $632,000, and gross losses of $795,000 and $2,000, resulting from sales of available-for-sale securities were realized for the nine month periods ended March 31, 2014 and 2013, respectively. The tax provision applicable to these net realized gains (losses) amounted to approximately $(80,000) and $255,000, respectively. Gross gains of $406,000 and $61,000, and gross losses of $501,000 and $0, resulting from the sale of available-for-sale securities were realized for the three month periods ended March 31, 2014, and 2013, respectively. The tax provision applicable to these net gains amounted to approximately $(38,000) and $25,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at March 31, 2014 and June 30, 2013 was $82,043,000 and $107,019,000, respectively, which is approximately 38.3% and 53.3% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following tables show the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and June 30, 2013:

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$17,894	$(641)	$18,286	$(707)	$36,180	$(1,348)
Mortgage-backed:
GSE residential	43,062	(1,692)	1,762	(113)	44,824	(1,805)
State and political subdivisions	—	—	1,039	(22)	1,039	(22)

Total temporarily impaired securities	$60,956	$(2,333)	$21,087	$(842)	$82,043	$(3,175)

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$55,825	$(2,372)	$—	$—	$55,825	$(2,372)
Mortgage-backed:
GSE residential	50,172	(2,263)	—	—	50,172	(2,263)
State and political subdivisions	1,022	(40)	—	—	1,022	(40)

Total temporarily impaired securities	$107,019	$(4,675)	$—	$—	$107,019	$(4,675)

The unrealized losses on the Company’s investments were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Note 6:	Loans and Allowance for Loan Losses

Classes of loans include:

	March 31, 2014	June 30, 2013

Real estate loans:
One-to four-family, including home equity loans	$149,310	$147,221
Multi-family	62,607	58,442
Commercial	82,142	74,679
Home equity lines of credit	7,540	8,228
Construction	1,663	2,497
Commercial	20,645	19,695
Consumer	8,729	9,662

Total loans	332,636	320,424

Less:
Unearned fees and discounts, net	137	67
Loans in process	1,365	644
Allowance for loan losses	3,921	3,938

Loans, net	$327,213	$315,775

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

The Company conducts internal loan reviews that validate the loans against the Company’s loan policy quarterly for mortgage, consumer, and small commercial loans on a sample basis, and all larger commercial loans on an annual basis. The Company also receives independent loan reviews performed by a third party on larger commercial loans to be performed semi-annually. In addition to compliance with our policy, the third party loan review process reviews the risk assessments made by our credit department, lenders and loan committees. Results of these reviews are presented to management and the Board of Directors.

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

Loan Concentrations

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $144,749,000 and $133,121,000 as of March 31, 2014 and June 30, 2013, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $14,085,000 and $15,692,000 at March 31, 2014 and June 30, 2013, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company has not purchased any loans since May of 2007. The Company’s loans receivable also include commercial loan participations of $24,955,000 and $27,695,000 at March 31, 2014 and June 30, 2013, respectively, of which $7,944,000 and $9,803,000, at March 31, 2014 and June 30, 2013 were outside our primary market area. The Company did not purchase any new commercial participations during the quarter ended March 31, 2014. These participation loans are secured by real estate and other business assets.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and nine month periods ended March 31, 2014 and 2013 and the year ended June 30, 2013:

	Three Months Ended March 31, 2014 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,486	$814	$873	$90
Provision charged to expense	(1)	42	78	(3)
Losses charged off	(80)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,405	$856	$951	$87

Ending balance: individually evaluated for impairment	$187	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,218	$856	$951	$87

Loans:

Ending balance	$149,310	$62,607	$82,142	$7,540

Ending balance: individually evaluated for impairment	$3,120	$1,646	$57	$—

Ending balance: collectively evaluated for impairment	$146,190	$60,961	$82,085	$7,540

	Three Months Ended March 31, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$30	$526	$81	$6	$3,906
Provision charged to expense	(19)	7	15	21	140
Losses charged off	—	(38)	(9)	—	(127)
Recoveries	—	—	2	—	2

Balance, end of period	$11	$495	$89	$27	$3,921

Ending balance: individually evaluated for impairment	$—	$—	$21	$—	$208

Ending balance: collectively evaluated for impairment	$11	$495	$68	$27	$3,713

Loans:

Ending balance	$1,663	$20,645	$8,729	$—	$332,636

Ending balance: individually evaluated for impairment	$—	$32	$41	$—	$4,896

Ending balance: collectively evaluated for impairment	$1,663	$20,613	$8,688	$—	$327,740

	Nine Months Ended March 31, 2014 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,616	$797	$838	$90
Provision charged to expense	74	59	141	(3)
Losses charged off	(331)	—	(28)	—
Recoveries	46	—	—	—

Balance, end of period	$1,405	$856	$951	$87

Ending balance: individually evaluated for impairment	$187	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,218	$856	$951	$87

Loans:

Ending balance	$149,310	$62,607	$82,142	$7,540

Ending balance: individually evaluated for impairment	$3,120	$1,646	$57	$—

Ending balance: collectively evaluated for impairment	$146,190	$60,961	$82,085	$7,540

	Nine Months Ended March 31, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$24	$431	$104	$38	$3,938
Provision charged to expense	(13)	102	17	(11)	366
Losses charged off	—	(38)	(37)	—	(434)
Recoveries	—	—	5	—	51

Balance, end of period	$11	$495	$89	$27	$3,921

Ending balance: individually evaluated for impairment	$—	$—	$21	$—	$208

Ending balance: collectively evaluated for impairment	$11	$495	$68	$27	$3,713

Loans:

Ending balance	$1,663	$20,645	$8,729	$—	$332,636

Ending balance: individually evaluated for impairment	$—	$32	$41	$—	$4,896

Ending balance: collectively evaluated for impairment	$1,663	$20,613	$8,688	$—	$327,740

	Year Ended June 30, 2013 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,940	$679	$245	$81
Provision charged to expense	(295)	118	638	17
Losses charged off	(78)	—	(45)	(8)
Recoveries	49	—	—	—

Balance, end of year	$1,616	$797	$838	$90

Ending balance: individually evaluated for impairment	$403	$—	$8	$—

Ending balance: collectively evaluated for impairment	$1,213	$797	$830	$90

Loans:
Ending balance	$147,221	$58,442	$74,679	$8,228

Ending balance: individually evaluated for impairment	$4,100	$1,706	$194	$—

Ending balance: collectively evaluated for impairment	$143,121	$56,736	$74,485	$8,228

	Year Ended June 30, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$78	$347	$139	$22	$3,531
Provision charged to expense	(54)	134	21	16	595
Losses charged off	—	(50)	(69)	—	(250)
Recoveries	—	—	13	—	62

Balance, end of year	$24	$431	$104	$38	$3,938

Ending balance: individually evaluated for impairment	$—	$5	$25	$—	$441

Ending balance: collectively evaluated for impairment	$24	$426	$79	$38	$3,497

Loans:
Ending balance	$2,497	$19,695	$9,662	$—	$320,424

Ending balance: individually evaluated for impairment	$—	$242	$64	$—	$6,306

Ending balance: collectively evaluated for impairment	$2,497	$19,453	$9,598	$—	$314,118

	Three Months Ended March 31, 2013 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,985	$812	$566	$112
Provision charged to expense	—	(53)	15	(21)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,985	$759	$581	$91

Ending balance: individually evaluated for impairment	$702	$195	$47	$16

Ending balance: collectively evaluated for impairment	$1,283	$564	$534	$75

Loans:

Ending balance	$146,087	$50,644	$60,709	$8,290

Ending balance: individually evaluated for impairment	$4,337	$1,725	$245	$23

Ending balance: collectively evaluated for impairment	$141,750	$48,919	$60,464	$8,267

	Three Months Ended March 31, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$26	$301	$144	$19	$3,965
Provision charged to expense	(4)	122	(7)	(7)	45
Losses charged off	—	—	(32)	—	(32)
Recoveries	—	—	8	—	8

Balance, end of period	$22	$423	$113	$12	$3,986

Ending balance: individually evaluated for impairment	$—	$6	$27	$—	$993

Ending balance: collectively evaluated for impairment	$22	$417	$86	$12	$2,993

Loans:

Ending balance	$2,802	$16,073	$10,308	$—	$294,913

Ending balance: individually evaluated for impairment	$—	$41	$73	$—	$6,444

Ending balance: collectively evaluated for impairment	$2,802	$16,032	$10,235	$—	$288,469

	Nine Months Ended March 31, 2013
	Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,940	$679	$245	$81
Provision charged to expense	39	80	336	10
Losses charged off	(35)	—	—	—
Recoveries	41	—	—	—

Balance, end of period	$1,985	$759	$581	$91

Ending balance: individually evaluated for impairment	$702	$195	$47	$16

Ending balance: collectively evaluated for impairment	$1,283	$564	$534	$75

Loans:

Ending balance	$146,087	$50,644	$60,709	$8,290

Ending balance: individually evaluated for impairment	$4,337	$1,725	$245	$23

Ending balance: collectively evaluated for impairment	$141,750	$48,919	$60,464	$8,267

	Nine Months Ended March 31, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$78	$347	$139	$22	$3,531
Provision charged to expense	(56)	126	27	(10)	552
Losses charged off	—	(50)	(64)	—	(149)
Recoveries	—	—	11	—	52

Balance, end of period	$22	$423	$113	$12	$3,986

Ending balance: individually evaluated for impairment	$—	$6	$27	$—	$993

Ending balance: collectively evaluated for impairment	$22	$417	$86	$12	$2,993

Loans:

Ending balance	$2,802	$16,073	$10,308	$—	$294,913

Ending balance: individually evaluated for impairment	$—	$41	$73	$—	$6,444

Ending balance: collectively evaluated for impairment	$2,802	$16,032	$10,235	$—	$288,469

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

Because of the recent added concern based on the overall condition of the real estate market and in particular how the market is affecting the Junior Lien and Home Equity Lines of Credit (HELOC) loan portfolios, the Company has reviewed these two portfolios to determine the adequacy of the allowance. The Company notes that Junior Lien loans are one-to four-family loans that are in a subordinate lien position, and can be subordinate to either a Company first lien or another institution first lien and all are fully amortizing loans. HELOC loans were initially underwritten to ensure adequate cash flow to make payments even under stressed conditions. Based on review of the HELOC portfolio, $2.5 million had initial combined loan to value ratios of between 81% and 90%. The March 31, 2014 allowance calculation includes 1.08% of qualitative factors to address added concerns, above a weighted average loss factor of 0.07%. The qualitative factor for HELOCs was 1.01% as of June 30, 2013.

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

Residential One-to Four-Family and Equity Lines of Credit Real Estate: The residential one-to four-family real estate loans are generally secured by owner-occupied one-to four-family residences. Repayment of these loans is primarily dependent on the personal income of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

March 31, 2014:
Pass	$145,633	$60,783	$80,108	$7,525	$1,663	$18,116	$8,684	$322,512
Watch	823	1,510	1,977	—	—	2,497	—	6,807
Substandard	2,854	314	57	15	—	32	45	3,317
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$149,310	$62,607	$82,142	$7,540	$1,663	$20,645	$8,729	$332,636

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2013:
Pass	$142,607	$56,554	$74,115	$8,228	$2,497	$18,443	$9,598	$312,042
Watch	483	182	370	—	—	1,010	—	2,045
Substandard	4,131	1,706	148	—	—	242	64	6,291
Doubtful	—	—	46	—	—	—	—	46
Loss	—	—	—	—	—	—	—	—

Total	$147,221	$58,442	$74,679	$8,228	$2,497	$19,695	$9,662	$320,424

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Past due status is based on contractual terms of the loan. In all instances, loans are placed on non-accrual or are charged off at an earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income. The interest on these loans is accounted for on a cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

March 31, 2014:
Real estate loans:
One-to four-family	$1,583	$973	$1,639	$4,195	$145,115	$149,310	$18
Multi-family	44	—	—	44	62,563	62,607	—
Commercial	—	—	—	—	82,142	82,142	—
Home equity lines of credit	80	23	—	103	7,437	7,540	—
Construction	—	—	—	—	1,663	1,663	—
Commercial	—	—	—	—	20,645	20,645	—
Consumer	32	35	40	107	8,622	8,729	3

Total	$1,739	$1,031	$1,679	$4,449	$328,187	$332,636	$21

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

June 30, 2013:
Real estate loans:
One-to four-family	$2,502	$827	$2,472	$5,801	$141,420	$147,221	$30
Multi-family	—	—	—	—	58,442	58,442	—
Commercial	343	—	46	389	74,290	74,679	—
Home equity lines of credit	144	8	—	152	8,076	8,228	—
Construction	—	—	—	—	2,497	2,497	—
Commercial	—	15	—	15	19,680	19,695	—
Consumer	105	50	44	199	9,463	9,662	—

Total	$3,094	$900	$2,562	$6,556	$313,868	$320,424	$30

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $2.9 million in troubled debt restructurings that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended March 31, 2014			Nine Months Ended March 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

March 31, 2014:
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$2,504	$2,504	$—	$2,530	$3	$6	$2,628	$12	$24
Multi-family	1,646	1,646	—	1,658	23	23	1,676	63	71
Commercial	57	57	—	58	—	—	60	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	32	32	—	32	—	—	35	—	—
Consumer	5	5	—	6	—	—	9	—	—

Loans with a specific valuation allowance
Real estate loans:
One-to-four family	616	616	187	622	—	—	626	—	1
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	36	36	21	41	1	1	46	1	2
Total:
Real estate loans:
One-to-four family	3,120	3,120	187	3,152	3	6	3,254	12	25
Multi-family	1,646	1,646	—	1,658	23	23	1,676	63	71
Commercial	57	57	—	58	—	—	60	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	32	32	—	32	—	—	35	—	—
Consumer	41	41	21	47	1	1	55	1	2

	$4,896	$4,896	$208	$4,947	$27	$30	$5,080	$76	$98

				Year Ended June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

June 30, 2013:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,375	$2,375	$—	$2,405	$14	$19
Multi-family	1,706	1,706	—	1,773	3	5
Commercial	148	148	—	154	6	7
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	204	204	—	233	13	14
Consumer	2	2	—	3	—	—

Loans with a specific allowance
Real estate loans:
One-to four-family	1,725	1,725	403	1,741	6	9
Multi-family	—	—	—	—	—	—
Commercial	46	46	8	70	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	38	38	5	40	—	1
Consumer	62	62	25	75	2	3
Total:
Real estate loans:
One-to four-family	4,100	4,100	403	4,146	20	28
Multi-family	1,706	1,706	—	1,773	3	5
Commercial	194	194	8	224	6	7
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	242	242	5	273	13	15
Consumer	64	64	25	78	2	3

	$6,306	$6,306	$441	$6,494	$44	$58

				Three Months Ended March 31, 2013			Nine Months Ended March 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

March 31, 2013:
Loans without a specific valuation allowance
Real estate loans:
One-to-four family	$1,585	$1,585	$—	$1,591	$—	$2	$1,607	$1	$8
Multi-family	53	53	—	54	—	1	56	2	3
Commercial	136	136	—	137	2	2	139	6	7
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	1	1	—	1	—	—	2	—	—
Consumer	11	11	—	12	—	—	14	1	1

Loans with a specific valuation allowance
Real estate loans:
One-to-four family	2,752	2,752	702	2,712	—	1	2,747	2	5
Multi-family	1,672	1,672	195	1,690	—	—	1,727	1	3
Commercial	109	109	47	109	—	—	110	—	—
Home equity line of credit	23	23	16	23	—	—	23	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	40	40	6	40	—	—	42	—	1
Consumer	62	62	27	65	—	—	69	2	3
Total:
Real estate loans:
One-to-four family	4,337	4,337	702	4,303	—	3	4,354	3	13
Multi-family	1,725	1,725	195	1,744	—	1	1,783	3	6
Commercial	245	245	47	246	2	2	249	6	7
Home equity line of credit	23	23	16	23	—	—	23	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	41	41	6	41	—	—	44	—	1
Consumer	73	73	27	77	—	—	83	3	4

	$6,444	$6,444	$993	$6,434	$2	$6	$6,536	$15	$31

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Real estate loans:
One-to four-family	$2,446	$3,439
Multi-family	314	353
Commercial	57	194
Home equity lines of credit	—	—
Construction loans	—	—
Commercial business loans	32	242
Consumer loans	38	64

Total	$2,887	$4,292

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

The following table presents the recorded balance, at original cost, of troubled debt restructurings. As of March 31, 2014 all loans listed were on nonaccrual except for ten, one-to four-family residential loans totaling $674,000, and one multi-family loan for $1.3 million. All loans listed as of June 30, 2013 were on nonaccrual except for eight, one-to four-family residential loans totaling $661,000, and one multi-family loan for $1.4 million.

	March 31, 2014	June 30, 2013
Real estate loans
One-to four-family	$1,535	$1,808
Multi-family	1,349	—
Commercial	16	1,379
Home equity lines of credit	—	46

Total real estate loans	2,900	3,233

Construction	—	—
Commercial and industrial	32	39
Consumer loans	—	2

Total	$2,932	$3,274

During the nine month period ended March 31, 2014, the Company modified two, one-to four-family loans with a recorded investment of $14,000, and one commercial loan in the amount of $16,000, as troubled debt restructurings.

During the year ended June 30, 2013, the Company modified two one-to four-family residential real estate loans, with a recorded investment of $176,000, one multi-family residential real estate loan with a recorded investment of $25,000, and one commercial business loan with a recorded investment of $38,000.

During the nine month period ended March 31, 2013, the Company modified one, one-to four-family residential real estate loan, with a recorded investment of $67,000, and three commercial loans totaling $43,000 as troubled debt restructurings.

The Company has three TDRs, all of which were one-to four-family residential loans totaling $407,000, that were in default as of March 31, 2014, and were restructured in prior periods. All of these loans were in foreclosure at March 31, 2014. The Company had three TDRs, all one-to four-family residential loans totaling $460,000, that were in default as of June 30, 2013, and were restructured in the prior years. All of these loans were in foreclosure at June 30, 2013. A fourth loan, a commercial real estate loan for $46,000, defaulted in 2013 and was in foreclosure at June 30, 2013. The Company defines a default as any loan that becomes 90 days or more past due.

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

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,425,000 of Federal Home Loan Bank stock as of both March 31, 2014 and June 30, 2013. The FHLB provides liquidity and funding through advances.

Note 8:	Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, were as follows at the dates specified:

	March 31, 2014	June 30, 2013
Net unrealized gains (losses) on securities available-for-sale	$507	$(492)
Net unrealized postretirement health benefit plan obligations	(197)	(152)

	310	(644)
Tax effect	(124)	259

Total	$186	$(385)

Note 9:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine month periods ended March 31, 2014 and 2013, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013	Affected Line Item in the Condensed Consolidated Statements of Income

Unrealized gains (losses) on available-for-sale securities	$(95)	$61	$(199)	$629	Net realized gains (losses) on sale of available-for- sale securities

Amortization of defined benefit pension items Transition obligation	$8	$9	$24	$25	Components are included in computation of net periodic pension cost

Prior service costs	$(12)	$(12)	$(36)	$(36)

Total reclassified amount before tax	(99)	58	(211)	618

Tax expense (benefit)	(40)	24	(85)	249	Provision for Income Tax

Total reclassification out of AOCI	$(59)	$34	$(126)	$369	Net Income

Note 10:	Income Taxes

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Computed at the statutory rate (34%)	$433	$490	$1,280	$1,459
Decrease resulting from
Tax exempt interest	(7)	(10)	(25)	(30)
Cash surrender value of life insurance	(23)	(22)	(69)	(67)
State income taxes	67	89	224	174
Other	(30)	(29)	(118)	(11)

Actual expense	$440	$518	$1,292	$1,525

The Company established a charitable foundation at the time of its mutual-to-stock conversion and donated to it shares of common stock equal to 7% of the shares sold in the offering, or 314,755 shares. The donated shares were valued at $3,147,550 ($10.00 per share) at the time of conversion. The Association also contributed $450,000 in cash to the Foundation. The $3,147,550 and the $450,000 cash donation, or a total of $3,597,550 was expensed during the quarter ended September 30, 2011. The Company established a deferred tax asset associated with this charitable contribution. No valuation allowance was deemed necessary as it appears the Company will be able to deduct the contribution, which is subject to limitations each year, during the five year carry-forward period.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and June 30, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014:
Available-for-sale securities:
US Government and federal agency	$131,980	$—	$131,980	$—
Mortgage-backed securities – GSE residential	79,213	—	79,213	—
State and political subdivisions	2,900	—	2,900	—

Mortgage servicing rights	516	—	—	516

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Available-for-sale securities:
US Government and federal agency	$122,333	$—	$122,333	$—
Mortgage-backed securities – GSE residential	74,609	—	74,609	—
State and political subdivisions	3,885	—	3,885	—

Mortgage servicing rights	502	—	—	502

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2014 or June 30, 2013. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of March 31, 2014 or June 30, 2013.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2013	$502

Total realized and unrealized gains and losses included in net income	4
Servicing rights that result from asset transfers	53
Payments received and loans refinanced	(43)

Balance, March 31, 2014	$516

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$4

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and June 30, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014:

Impaired loans (collateral-dependent)	$83	$—	$—	$83
Foreclosed assets	38	—	—	38

June 30, 2013:

Impaired loans (collateral-dependent)	$581	$—	$—	$581
Foreclosed assets	399	—	—	399

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Impaired loans (collateral-dependent)	$18,000	$28,000	$59,000	$15,000
Foreclosed and repossessed assets held for sale	—	(28,000)	(75,000)	(28,000)

Total losses on assets measured on a non-recurring basis	$18,000	$—	$(16,000)	$(13,000)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2014 and June 30, 2013.

	Fair Value at March 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$516	Discounted cash flow	Discount rate	10.5% – 11.5% (10.5%)

			Constant prepayment rate	10.4% - 12.4% (11.5%)

			Probability of default	.20% - .35% (.34%)
Impaired loans (collateral-dependent )	83	Market comparable properties	Marketability discount	0% – 24% (23%)

Foreclosed assets	38	Market comparable properties	Comparability adjustments (%)	24% (24%)

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$502	Discounted cash flow	Discount rate	10.5% – 11.5% (10.5%)

			Constant prepayment rate	10.7% - 12.68% (11.74%)

			Probability of default	.20% - .35% (.34%)

Impaired loans (collateral-dependent)	581	Market comparable properties	Marketability discount	16% – 24% (23%)
Foreclosed assets	399	Market comparable properties	Comparability adjustments (%)	16% (16%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and June 30, 2013.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2014:
Financial assets
Cash and cash equivalents	$12,461	$12,461	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	327,213	—	—	331,121
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	2,024	—	2,024	—

Financial liabilities
Deposits	404,307	—	148,894	255,611
Repurchase agreements	2,737	—	2,737	—
Federal Home Loan Bank advances	84,500	—	86,017	—
Advances from borrowers for taxes and insurance	1,322	—	1,322	—
Accrued interest payable	80	—	80	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013:
Financial assets
Cash and cash equivalents	$6,580	$6,580	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	315,775	—	—	319,624
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,688	—	1,688	—

Financial liabilities
Deposits	371,203	—	115,560	226,908
Repurchase agreements	1,674	—	1,674	—
Federal Home Loan Bank advances	87,500	—	89,336	—
Advances from borrowers for taxes and insurance	966	—	966	—
Accrued interest payable	44	—	44	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with Iroquois Federal Savings and Loan Association’s (the “Association”) mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation bringing the total shares issued in connection with the conversion to 4,811,255. The 314,755 shares donated to the foundation were valued at $3,147,550 ($10.00 per share) at the time of the conversion. This $3,147,550 and a $450,000 cash donation to the foundation were both expensed during the quarter ended September 30, 2011.

The Company is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve System. The Company’s business activities are limited to oversight of its investment in the Association.

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston, and Savoy, Illinois and Osage Beach, Missouri. Our newest branch located at 108 Arbours Drive, in Savoy, Illinois, was opened on April 1, 2014. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, repurchase agreements, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service fees, brokerage commission income, insurance commission income, net realized gains on loan sales, mortgage banking income, and income on bank-owned life insurance. Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, data processing, professional fees, marketing, office supplies, federal deposit insurance premiums, and foreclosed assets. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 2.83% for the nine months ended March 31, 2014 from 2.75% for the nine months ended March 31, 2013. An increase in interest-earning assets contributed to an increase in net interest income to $11.8 million for the nine months ended March 31, 2014 from $10.8 million for the nine months ended March 31, 2013.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $3.3 million or 0.6% of total assets at March 31, 2014, and $4.7 million, or 0.87% of total assets at June 30, 2013.

At March 31, 2014, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the nine months ended March 31, 2014 was $2.5 million, compared to a net income of $2.8 million for the nine months ended March 31, 2013. The decrease in net income was primarily due to a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in the provision for loan losses.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

Total assets increased $30.8 million, or 5.6%, to $578.3 million at March 31, 2014 from $547.5 million at June 30, 2013. The increase was primarily due to a $11.4 million increase in net loans, a $13.3 million increase in investment securities, and a $5.9 million increase in cash and cash equivalents.

Net loans receivable increased by $11.4 million, or 3.6%, to $327.2 million at March 31, 2014 from $315.8 million at June 30, 2013. The increase in net loans receivable during this period was due primarily to a $7.4 million, or 10.0%, increase in commercial real estate loans, a $4.2 million, or 7.1%, increase in multi-family loans, a $2.1 million, or 1.4%, increase in one-to four-family loans and a $950,000, or 4.8%, increase in commercial business loans. These increases were partially offset by a decrease of $834,000, or 33.4%, in construction loans, a decrease of $933,000, or 9.7%, in consumer loans, and a decrease of $688,000, or 8.4%, in home equity lines of credit.

Investment securities, consisting entirely of securities available-for-sale, increased $13.3 million, or 6.6%, to $214.1 million at March 31, 2014 from $200.8 million at June 30, 2013. Purchased investment securities consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage backed securities with terms of 15 years, all of which are held as available-for-sale. We had no securities held to maturity at March 31, 2014 or June 30, 2013.

As of March 31, 2014, interest receivable increased $336,000 to $2.0 million, premises and equipment increased $607,000 to $4.9 million, foreclosed assets held for sale (other real estate owned) decreased $37,000 to $381,000 and other assets decreased $465,000 to $342,000 from the respective balances as of June 30, 2013. Federal Home Loan Bank stock was $5.4 million at both March 31, 2014 and June 30, 2013. The increase in interest receivable was primarily due to increases in interest receivable on investments and interest receivable on commercial loans and the increase in premises and equipment was due to the purchase of an office building, furniture, and equipment for our new branch office in Savoy, Illinois. The decrease in other real estate owned is due to the sale of other real estate owned, and the decrease in other assets resulted from a decrease in prepaid insurance due to the timing of multi-year premiums and also from a decrease in accounts receivable general due to the receipt of a receivable that was outstanding as of June 30, 2013.

At March 31, 2014, our investment in bank-owned life insurance was $8.0 million, an increase of $203,000 from $7.8 million at June 30, 2013. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $17.3 million at March 31, 2014.

Deposits increased $33.1 million, or 8.9%, to $404.3 million at March 31, 2014 from $371.2 million at June 30, 2013. Certificates of deposit, excluding brokered certificates of deposit, increased $26.3 million, or 13.9%, to $215.0 million, savings, NOW, and money market accounts increased $463,000, or 0.4%, to $132.2 million, brokered certificates of deposit increased $2.5 million, or 6.7%, to $40.4 million, and noninterest bearing demand accounts increased $3.8 million, or 29.9%, to $16.7 million. Repurchase agreements increased $1.1 million to $2.7 million. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, decreased $3.0 million, or 3.4%, to $84.5 million at March 31, 2014 from $87.5 million at June 30, 2013.

Other liabilities decreased $18,000, or 0.9%, to $2.0 million at March 31, 2014 from $2.1 million on June 30, 2013. The decrease was attributable to a general decrease in accounts payable and accrued expenses payable due to timing of payments.

Total equity decreased $883,000, or 1.1%, to $80.9 million at March 31, 2014 from $81.7 million at June 30, 2013. Equity decreased due to stock repurchases of $3.8 million and the recognition of dividends in the amount of $432,000, partially offset by a net income of $2.5 million. A stock repurchase program was adopted during the nine months ended March 31, 2014, which authorized the Company to repurchase up to 228,535 shares of its common stock, or approximately 5% of then current outstanding shares. As of March 31, 2014, all 228,535 shares were repurchased. During the nine months ended March 31, 2014, the Company’s Board of Directors declared two cash dividends of $0.05 per common share which were paid on October 15, 2013, and April 15, 2014.

Comparison of Operating Results for the Nine Months Ended March 31, 2014 and 2013

General. Net income decreased $293,000 to $2.5 million net income for the nine months ended March 31, 2014 from a $2.8 million net income for the nine months ended March 31, 2013. The decrease was primarily due to a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in provision for loan losses.

Net Interest Income. Net interest income increased by $1.0 million, or 9.4%, to $11.8 million for the nine months ended March 31, 2014 from $10.8 million for the nine months ended March 31, 2013. The increase was due to an increase of $1.0 million in interest and dividend income, partially offset by an increase of $8,000 in interest expense. The increase in net interest income was primarily the result of an increase in the average balance of interest earning assets and lower rates paid on certificates of deposit and FHLB advances. We had a $35.9 million, or 7.2% increase in the average balance of interest earning assets, partially offset by a $35.5 million, or 8.4% increase in average balance of interest bearing liabilities. Our interest rate spread increased by 8 basis points to 2.83% for the nine months ended March 31, 2014 from 2.75% for the nine months ended March 31, 2013, and our net interest margin increased by 6 basis points to 2.92% for the nine months ended March 31, 2014 from 2.86% for the nine months ended March 31, 2013.

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 7.7%, to $14.1 million for the nine months ended March 31, 2014 from $13.1 million for the nine months ended March 31, 2013. The increase in interest income was primarily due to an increase in interest income on loans, partially offset by a decrease in interest income on securities. Interest on securities decreased $74,000, or 1.9%, as an $8.8 million decrease in the average balance of securities to $204.7 million at March 31, 2014 was partially offset by a 5 basis point increase in the average yield on securities from 2.44% to 2.49%. An increase of $1.0 million in interest on loans resulted from a $47.1 million, or 16.9%, increase in the average balance of loans to $324.9 million for the nine months ended March 31, 2014, partially offset by a 19 basis point, or 4.3%, decrease in the average yield on loans from 4.41% to 4.22%. The decrease in the average yield on loans reflected a reduction in the current interest rates charged on loans originated during the period versus the average rates on loans in the portfolio in the prior period.

Interest Expense. Interest expense increased $8,000, or 0.3%, and was $2.3 million for both the nine months ended March 31, 2014 and for the nine months ended March 31, 2013. The slight increase was primarily due to increased average balances of deposits and borrowings, partially offset by lower market interest rates during the period.

Interest expense on interest-bearing deposits increased by $50,000, or 3.0%, to $1.7 million for the nine months ended March 31, 2014 from $1.7 million for the nine months ended March 31, 2013. This increase was primarily due to an increase in the average balance of interest-bearing deposits to $372.5 million for the nine months ended March 31, 2014, from $334.9 million for the nine months ended March 31, 2013. This increase in average balance of interest-bearing deposits was partially offset by a decrease of 5 basis points in the average cost of interest-bearing deposits to 0.62% for the nine months ended March 31, 2014 from 0.67% for the nine months ended March 31, 2013. We experienced either decreases or no change in the average cost across all categories of interest-bearing deposits for the nine months ended March 31, 2014, reflecting lower market interest rates as compared to the prior period.

Interest expense on borrowings decreased $42,000, or 6.4%, to $617,000 for the nine months ended March 31, 2014 from $659,000 for the nine months ended March 31, 2013. This decrease was due to a 5 basis point decrease in the average cost of such borrowings to 0.95% for the nine months ended March 31, 2014 from 1.00% for the nine months ended March 31, 2013, and a decrease in the average balance of borrowings to $86.2 million for the nine months ended March 31, 2014 from $88.3 million for the nine months ended March 31, 2013.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $366,000 for the nine months ended March 31, 2014, compared to a provision for loan losses of $552,000 for the nine months ended March 31, 2013. The allowance for loan losses was $3.9 million, or 1.18% of total loans, at March 31, 2014, compared to $4.0 million, or 1.35% of total loans, at March 31, 2013, and $3.9 million, or 1.23% of total loans, at June 30, 2013. Non-performing loans decreased to $2.9 million during the nine month period ended March 31, 2014. During the nine months ended March 31, 2014, a net charge-off of $383,000 was recorded, while during the nine months ended March 31, 2013, a net charge-off of $97,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Nine Months Ended March 31, 2014	Year Ended June 30, 2013

Allowance to non-performing loans	134.82%	91.12%
Allowance to total loans outstanding at the end of the period	1.18%	1.23%
Net charge-offs to average total loans outstanding during the period, annualized	.16%	.07%
Total non-performing loans to total loans	.87%	1.35%
Total non-performing assets to total assets	.57%	.87%

Noninterest Income. Noninterest income decreased $1.2 million, or 34.1%, to $2.2 million for the nine months ended March 31, 2014 compared to $3.4 million for the nine months ended March 31, 2013. The decrease was primarily due to decreases in net realized gains on the sale of available-for-sale securities, gains on sale of loans, and other service charges and fees, partially offset by an increase in brokerage commissions. For the nine months ended March 31, 2014, net realized gains on the sale of securities available-for-sale decreased to a loss of $199,000 from a gain of $629,000, gains on sale of loans decreased to $77,000 from $251,000, and other service charges and fees decreased to $89,000 from $207,000, while brokerage commissions increased to $508,000 from $426,000. The decrease in net realized gains on the sale of available-for-sale securities was due to the rate environment in the nine months ended March 31, 2013, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the nine months ended March 31, 2014. The decrease in gains on sale of loans was primarily due to a decrease in the number of loans sold to the Federal Home Loan Bank of Chicago in the nine months ended March 31, 2014, and the decrease in other service charges and fees was due to a decrease in the number of fees. The increase in brokerage commissions reflects increased activity due to movement in market interest rates.

Noninterest Expense. Noninterest expense increased $563,000, or 6.0%, to $9.9 million for the nine months ended March 31, 2014 from $9.3 million for the nine months ended March 31, 2013. The largest components of this increase were compensation and benefits, which increased $532,000, or 9.2%, and loss on foreclosed assets, net, which increased $231,000, to a loss of $209,000 for the nine months ended March 31, 2014 from a gain of $22,000 for the nine months ended March 31, 2013. Increased medical insurance costs, normal salary increases, and stock equity plan expenses primarily accounted for the increase in compensation and benefits expense, while loss on foreclosed assets, net, increased due to gains taken in the nine months ended March 31, 2013. These increases were partially offset by decreases in equipment expense, professional services, and audit and accounting. The decrease in equipment expense was due to increased expenses in the nine months ended March 31, 2013, when we relocated our information technology department to a more secure and efficient location. Decreases in audit and accounting and professional services were due to additional services received in the nine months ended March 31, 2013.

Income Tax Expense. We recorded a provision for income tax of $1.3 million for the nine months ended March 31, 2014, compared to a provision for income tax of $1.5 million for the nine months ended March 31, 2013, reflecting effective tax rates of 34.3% and 35.5%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. Net income decreased $90,000 to $834,000 net income for the three months ended March 31, 2014 from a $924,000 net income for the three months ended March 31, 2013. The decrease was primarily due to a decrease in noninterest income and increases in interest expense and noninterest expense, partially offset by an increase in interest and dividend income and a decrease in the provision for loan losses.

Net Interest Income. Net interest income increased $385,000 to $4.0 million for the three months ended March 31, 2014 from $3.6 million for the three months ended March 31, 2013. The increase was the result of an increase of $419,000 in interest and dividend income offset by an increase of $34,000 in interest expense. We had a $33.1 million, or 6.4%, increase in the average balance of interest earning assets, partially offset by a $35.0 million, or 8.0%, increase in average balance of interest bearing liabilities. Our interest rate spread increased by 13 basis points to 2.83% for the three months ended March 31, 2014 from 2.70% for the three months ended March 31, 2013, and our net interest margin increased by 11 basis points to 2.92% for the three months ended March 31, 2014 from 2.81% for the three months ended March 31, 2013.

Interest and Dividend Income. Interest and dividend income increased $419,000, or 9.5%, to $4.8 million for the three months ended March 31, 2014 from $4.4 million for the three months ended March 31, 2013. The increase in interest and dividend income was due to a $296,000 increase in interest income on loans and a $119,000 increase in interest on securities. Interest income on securities increased due to a 24 basis point, or 10.4%, increase in the average yield on securities from 2.31% to 2.55%, partially offset by a $1.5 million, or 0.7%, decrease in the average balance of securities to $214.7 million for the three months ended March 31, 2014, from $216.2 million for the three months ended March 31, 2013. Interest on loans increased $296,000, or 9.4%, as a $35.9 million increase in the average balance of loans to $329.8 at March 31, 2014 was partially offset by a 10 basis point decrease in the average yield on loans from 4.27% to 4.17%. The decrease in the average yield on loans reflected a reduction in the current interest rates charged on loans originated during the period versus the average rates on loans in the portfolio during the prior period.

Interest Expense. Interest expense increased $34,000, or 4.5%, to $789,000 for the three months ended March 31, 2014 from $755,000 for the three months ended March 31, 2013. The increase was primarily due to an increase in the average balance of deposits, partially offset by a decrease in the average balance of borrowings and lower market interest rates during the period.

Interest expense on interest-bearing deposits increased by $34,000, or 6.2%, to $580,000 for the three months ended March 31, 2014 from $546,000 for the three months ended March 31, 2013. This increase was primarily due to a $38.9 million, or 11.3%, increase in the average balance of interest-bearing deposits to $383.0 million for the three months ended March 31, 2014 from $344.1 million for the three months ended March 31, 2013. The increase was partially offset by a 2 basis point decrease in the average cost of interest-bearing deposits to 0.61% for the three months ended March 31, 2014 from 0.63% for the three months ended March 31, 2013. We experienced either decreases or no change in the average cost across all categories of interest-bearing deposits for the three months ended March 31, 2014, reflecting lower market interest rates as compared to the prior period.

Interest expense on borrowings was $209,000 for both the three months ended March 31, 2014 and the three months ended March 31, 2013. A decrease in the average balance of borrowings of $3.9 million, or 4.1%, to $92.0 million for the three months ended March 31, 2014, from $95.9 million for the three months ended March 31, 2013, was offset by an increase in the average cost of borrowings to 0.91% for the three months ended March 31, 2014 from 0.87% for the three months ended March 31, 2013.

Provision for Loan Losses. We recorded a provision for loan losses of $140,000 for the three months ended March 31, 2014, compared to a provision for loan losses of $45,000 for the three months ended March 31, 2013. During the three months ended March 31, 2014 and 2013, $124,000 and $24,000 in net charge-offs were recorded, respectively.

Noninterest Income. Noninterest income decreased $260,000, or 27.9%, to $671,000 for the three months ended March 31, 2014 from $931,000 for the three months ended March 31, 2013. The decrease was primarily due to decreases in net realized gains on the sale of available-for-sale securities, mortgage banking income, net, gain on sale of loans, and other service charges and fees, partially offset by an increase in brokerage commissions. For the three months ended March 31, 2014, net realized gains on the sale of available-for-sale securities decreased to a loss of $95,000 from a gain of $61,000, mortgage banking income, net decreased to $31,000 from $74,000, gain on sale of loans decreased to $5,000 from $44,000, and other service charges and fees decreased to $17,000 from $60,000, while brokerage commissions increased to $172,000 from $158,000. The decrease in net realized gains on the sale of available-for-sale securities was due to the rate environment in the three months ended March 31, 2013, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the three months ended March 31, 2014. The decreases in mortgage banking income, net, and gain on sale of loans were primarily due to a decrease in number of loans sold to the Federal Home Loan Bank of Chicago in the three months ended March 31, 2014, and the decrease in other service charges and fees was due to a decrease in the number of fees. The increase in brokerage commissions reflects increased activity due to movement in market interest rates.

Noninterest Expense. Noninterest expense increased $198,000, or 6.4%, to $3.3 million for the three months ended March 31, 2014 from $3.1 million for the three months ended March 31, 2013. The largest components of this increase were compensation and benefits, which increased $109,000 or 5.4%, and professional services, which increased $33,000 or 70.2%, partially offset by a decrease of $30,000, or 11.9% in equipment expense. Increased medical insurance costs, normal salary increases, and stock equity plan expenses primarily accounted for the increase in compensation and benefits expense, while the increase in professional services was due to increased services received during the three months ended March 31, 2014. The decrease in equipment expense was due to increased expenses in the three months ended March 31, 2013, as a result of routine technology upgrades and expenses incurred to move our information technology department to a more secure and efficient location.

Income Tax Expense. We recorded a provision for income tax of $440,000 for the three months ended March 31, 2014, compared to a provision for income tax of $518,000 for the three months ended March 31, 2013, reflecting effective tax rates of 34.5% and 35.9%, respectively.

Asset Quality

At March 31, 2014, our non-accrual loans totaled $2.9 million, including $2.4 million in one-to four-family loans, $314,000 in multi-family loans, $57,000 in commercial real estate loans, $32,000 in commercial business loans and $38,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At March 31, 2014, we had $21,000 in loans delinquent 90 days or greater and still accruing interest, including 2 one-to four-family loans totaling $18,000 and 1 auto loan for $3,000.

At March 31, 2014, $3.3 million in loans were classified as substandard. Loans classified as substandard consisted of $2.9 million in one-to four-family loans, $314,000 in multi-family loans, $57,000 in commercial real estate loans, $15,000 in home equity lines of credit, $32,000 in commercial business loans and $45,000 in consumer loans. At March 31, 2014, no loans were classified as doubtful or loss.

At March 31, 2014, watch assets consisted of $823,000 in one-to four-family loans, $1.5 million in multi-family loans, $2.0 million in commercial real estate loans, and $2.5 million in commercial business loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At March 31, 2014 and June 30, 2013, we had $2.9 million and $3.3 million, respectively, of troubled debt restructurings. At March 31, 2014 our troubled debt restructurings consisted of $1.5 million in one-to four-family loans, $1.3 million in multi-family loans, $16,000 in commercial real estate loans, and $32,000 in commercial business loans.

At March 31, 2014, we had $381,000 in foreclosed assets compared to $418,000 as of June 30, 2013. Foreclosed assets at March 31, 2014 consisted of $338,000 in residential real estate properties, $20,000 in commercial real estate and one piece of commercial equipment valued at $23,000, while at June 30, 2013, foreclosed assets consisted entirely of residential real estate properties.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine-month periods ended March 31, 2014 and 2013:

	Nine months ended March 31,
	2014	2013

Balance, beginning of period	$3,938	$3,531
Loans charged off
Real estate loans:
One-to four-family	(331)	(35)
Multi-family	—	—
Commercial	(28)
HELOC	—	—
Construction	—	—
Commercial business	(38)	(50)
Consumer	(37)	(64)

Gross charged off loans	(434)	(149)

Recoveries of loans previously charged off
Real estate loans:
One-to four-family	46	41
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	5	11

Gross recoveries of charged off loans	51	52

Net charge offs	(383)	(97)

Provision charged to expense	366	552

Balance, end of period	$3,921	$3,986

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses decreased $17,000 to $3.9 million at March 31, 2014, from $3.9 million at June 30, 2013. The decrease was a result of a decrease in nonperforming loans partially offset by an increase in outstanding loans and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at March 31, 2014.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of March 31, 2014 and June 30, 2013:

Portfolio segment	March 31, 2014 Net charge-offs 12 quarter weighted historical	June 30, 2013 Net charge-offs 12 quarter weighted historical

Real Estate:
One-to four-family	.06%	.12%
Multi-family	.00%	(.02%)
Commercial	.04%	.80%
HELOC	.07%	.90%
Construction	.00%	.00%
Commercial business	.25%	.30%
Consumer	.31%	.32%

Total portfolio	.07%	.12%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At March 31, 2014, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at March 31, 2014	Qualitative factor applied at June 30, 2013

Real Estate:
One-to four-family	.77%	.72%
Multi-family	1.40%	1.42%
Commercial	1.20%	1.12%
HELOC	1.08%	1.01%
Construction	.65%	.99%
Commercial business	2.15%	1.89%
Consumer	.44%	.47%

Total portfolio	1.05%	.98%

At March 31, 2014, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $3.4 million, as compared to $3.1 million at June 30, 2013. The general increase in qualitative factors was attributable primarily to the change in criticized loans.

Because of the recent added concern based on the overall condition of the real estate market, and in particular how the market is affecting the Junior Lien and HELOC loan portfolios, as with all portfolios, the Company has reviewed these two portfolios to determine the adequacy of the allowance. The Company notes that Junior Lien loans are one-to four-family loans that are in a subordinate lien position, and can be subordinate to either a Company first lien or another institution first lien and all are fully amortized loans, and HELOC loans were initially underwritten to ensure adequate cash flow to make payments even under stressed conditions. Based on review of the HELOC portfolio, $2.5 million had initial combined loan to value ratios of between 81% and 90%. The March 31, 2014 allowance calculation includes 1.08% of qualitative factors to address added concerns, above a weighted average loss factor of 0.07%. The qualitative factor for HELOCs was 1.01% as of June 30, 2013.

While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio, the increase in troubled debt restructurings and the potential changes in market conditions, our level of nonperforming assets and resulting charge-offs may fluctuate. Higher levels of net charge-offs requiring additional provisions for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2014 and the year ended June 30, 2013, our liquidity ratio averaged 37.3% and 40.1% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2014.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $12.5 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $250,000 at March 31, 2014.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $4.5 million and $3.7 million for the nine months ended March 31, 2014 and 2013, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay downs on mortgage-backed securities. Net cash used in investing activities was $26.1 million and $35.2 million for the nine months ended March 31, 2014 and 2013, respectively. Net cash provided by financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash provided by financing activities was $27.5 million and $36.7 million for the nine months ended March 31, 2014 and 2013, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2014 and June 30, 2013.

	March 31, 2014	June 30, 2013
	(Dollars in thousands)

Commitments to fund loans	$1,303	$12,020
Lines of credit	19,728	15,863

At March 31, 2014, certificates of deposit due within one year of March 31, 2014 totaled $183.3 million, or 45.3% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $84.5 million at March 31, 2014. At March 31, 2014, we had the ability to borrow up to an additional $55.9 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $27.0 million from the Federal Reserve based on current collateral pledged.

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Office of the Comptroller of the Currency, as well as the Federal Deposit Insurance Corporation, adopted the new rule as of July 9, 2013. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, as well as common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions.

The phase-in for banking organizations such as the Company and the Association will not begin until January 2015, while the phase-in period for larger banks starts in January 2014. The Company and the Association are currently evaluating the impact of the implementation of the new capital and liquidity standards.

During the nine months ended March 31, 2014, a stock repurchase program was adopted whereby the Company may repurchase up to 228,535 shares of its common stock, or approximately 5% of the then current outstanding shares.

Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of March 31, 2014, the stock repurchase plan was completed as all 228,535 shares were repurchased at an average price of $16.61 per share.

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

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	March 31, 2014	June 30, 2013	Minimum to Be Well
	Actual	Actual	Capitalized

Tier 1 capital to total assets
Association	11.3%	11.4%	5.0%
Company	13.9%	15.0%	N/A
Tier 1 capital to risk-weighted assets
Association	21.4%	20.3%	6.0%
Company	26.1%	26.6%	N/A
Total capital to risk-weighted assets
Association	20.2%	21.6%	10.0%
Company	24.9%	27.9%	N/A

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

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$329,786	$3,436	4.17%	$293,892	$3,140	4.27%
Securities:
U.S. government, federal agency and government-sponsored enterprises	132,736	816	2.46%	139,839	781	2.23%
Mortgage-backed:
GSE-residential	79,212	543	2.74%	72,599	453	2.50%
State and political subdivisions	2,775	9	1.30%	3,759	15	1.60%

Total securities	214,723	1,368	2.55%	216,197	1,249	2.31%
Other	7,522	10	0.53%	8,860	6	0.27%

Total interest-earning assets	552,031	4,814	3.49%	518,949	4,395	3.39%
Non-interest earning assets	21,018			24,156

Total assets	$573,049			$543,105

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$36,271	8	0.09%	$33,769	15	0.18%
Savings accounts	34,458	19	0.22%	32,540	22	0.27%
Money market accounts	58,927	35	0.24%	65,869	39	0.24%
Certificates of deposit	253,384	518	0.82%	211,949	470	0.89%

Total interest-bearing deposits	383,040	580	0.61%	344,127	546	0.63%
Federal Home Loan Bank Advances and repurchase agreements	92,027	209	0.91%	95,925	209	0.87%

Total interest-bearing liabilities	475,067	789	0.66%	440,052	755	0.69%
Noninterest-bearing liabilities	17,480			18,018

Total liabilities	492,547			458,070
Stockholders’ equity	80,502			85,035

Total liabilities and stockholders’ equity	$573,049			$543,105

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Net interest income		$4,025			$3,640

Interest rate spread (1)			2.83%			2.70%

Net interest margin (2)			2.92%			2.81%

Net interest-earning assets (3)	$76,964			$78,897

Average interest-earning assets to interest-bearing liabilities	116%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)

Assets
Loans	$324,937	$10,273	4.22%	$277,848	$9,188	4.41%
Securities:
U.S. government, federal agency and government-sponsored enterprises	124,926	2,267	2.42%	139,813	2,452	2.34%
Mortgage-backed:
GSE-residential	76,490	1,527	2.66%	69,889	1,408	2.69%
State and political subdivisions	3,293	36	1.46%	3,825	44	1.53%

Total securities	204,709	3,830	2.49%	213,527	3,904	2.44%
Other	7,550	24	0.42%	9,931	19	0.26%

Total interest-earning assets	537,196	14,127	3.51%	501,306	13,111	3.49%
Non-interest earning assets	19,664			27,323

Total assets	$556,860			$528,629

	For the Nine Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$34,335	27	0.10%	$31,645	42	0.18%
Savings accounts	32,810	56	0.23%	30,207	62	0.27%
Money market accounts	58,813	109	0.25%	64,989	120	0.25%
Certificates of deposit	246,516	1,540	0.83%	208,106	1,458	0.93%

Total interest-bearing deposits	372,474	1,732	0.62%	334,947	1,682	0.67%
Federal Home Loan Bank Advances and repurchase agreements	86,189	617	0.95%	88,253	659	1.00%

Total interest-bearing liabilities	458,663	2,349	0.68%	423,200	2,341	0.74%
Noninterest-bearing liabilities	16,752			19,510

Total liabilities	475,415			442,710
Stockholders’ equity	81,445			85,919

Total liabilities and stockholders’ equity	$556,860			$528,629

Net interest income		$11,778			$10,770

Interest rate spread (1)			2.83%			2.75%

Net interest margin (2)			2.92%			2.86%

Net interest-earning assets (3)	$78,533			$78,106

Average interest-earning assets to interest-bearing liabilities	117%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended March 31, 2014 vs. 2013			Nine Months Ended March 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$742	$(446)	$296	$1,707	$(622)	$1,085
Securities	(57)	176	119	(192)	118	(74)
Other	(6)	10	4	(7)	12	5

Total interest-earning assets	$679	$(260)	$419	$1,508	$(492)	$1,016

Interest-bearing liabilities:
Interest-bearing checking or NOW	$8	$(15)	$(7)	$6	$(21)	$(15)
Savings accounts	7	(10)	(3)	7	(13)	(6)
Certificates of deposit	246	(198)	48	315	(233)	82
Money market accounts	(4)	—	(4)	(11)	—	(11)

Total interest-bearing deposits	257	(223)	34	317	(267)	50
Federal Home Loan Bank advances and repurchase agreements	(36)	36	—	(42)	—	(42)

Total interest-bearing liabilities	$221	$(187)	$34	$275	$(267)	$8

Change in net interest income	$458	$(73)	$385	$1,233	$(225)	$1,008

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2014, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company for the quarter ended March 31, 2014 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/14 –1/31/14	30,126	$16.90	30,126	0
2/1/14 – 2/28/14	0		0	0
3/1/14 – 3/31/14	0		0	0

Total	30,126	$16.90	30,126

(1)	On September 11, 2013, the Company announced the commencement of its second stock repurchase program to acquire up to 228,535, or 5%, of the Company’s then outstanding common stock. The stock repurchase plan was completed on January 27, 2014, and the average price per share was $16.61.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 12, 2014	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: May 12, 2014	/s/ Pamela J. Verkler
Pamela J. Verkler
Vice President and Chief Financial Officer (Principal Financial Officer)