Form 10-K
period 2014-06-30
IF Bancorp, Inc.
filed 2014-09-22
CIK 1514743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-35226

IF BANCORP, INC.

(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	45-1834449 (I.R.S. Employer Identification No.)
201 East Cherry Street, Watseka, Illinois (Address of principal executive offices)	60970 (Zip Code)

(815) 432-2476

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2013 was $58,541,683.

The number of shares outstanding of the registrant’s common stock as of September 15, 2014 was 4,377,657.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 24, 2014 are incorporated by reference in Part III of this Form 10-K.

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

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2014 and 2013, we had consolidated assets of $551.3 million and $547.5 million, consolidated deposits of $404.6 million and $371.2 million and consolidated equity of $82.1 million and $81.7 million, respectively.

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

Market Area

We conduct our operations from our five full-service banking offices located in the municipalities of Watseka, Danville, Clifton, Hoopeston and Savoy, Illinois and our loan production and wealth management office in Osage Beach, Missouri. Our Savoy branch opened in April, 2014. Our primary lending market includes the Illinois counties of Vermilion, Iroquois and Champaign, as well as the adjacent counties in Illinois and Indiana. Our loan production and wealth management office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan.

In recent years Iroquois and Vermilion Counties, our traditional primary market areas, have experienced negative growth, reflecting in part, the economic downturn. However, Champaign County, where our new Savoy branch is located, has experienced population growth. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 29,000 in July 2013, a decrease of 2.5% since April 2010, and Vermilion County had an estimated population of 80,000 in July 2013, a decrease of 1.6% since April 2010, while Champaign County had an estimated population of 205,000 in July 2013, an increase of 1.9% since April 2010. However, unemployment rates in our primary market have decreased significantly over the last year. According to the Illinois Department of Employment Security, unemployment, on a non-seasonally adjusted basis, between June 2013 and June 2014, decreased from 8.0% to 6.1% in Iroquois County, from 11.6% to 9.3% in Vermilion County and from 9.0% to 7.0% in Champaign County.

The economy in our primary market is fairly diversified, with employment in services, wholesale/retail trade, and government serving as the basis of the Iroquois County, Vermilion County and Champaign County economies. Manufacturing jobs, which tend to be higher paying jobs, are also a large source of employment in Vermilion and Champaign Counties, while Iroquois County is heavily influenced by agriculture and agriculture related businesses such as Incobrasa Industries Ltd., Bunge, ConAgra and Big R Stores. Hospitals and other health care providers, local schools and trucking/distribution businesses also serve as major sources of employment.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2013, the latest date for which FDIC data is available, we ranked first of 13 bank and thrift institutions with offices in Iroquois County with a 23.9% deposit market share. As of the same date, we ranked second of 16 bank and thrift institutions with offices in Vermilion County with a 16.3% deposit market share. Our new Savoy branch in Champaign County is too new to be included in the most recent FDIC data.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land development loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2014 and 2013, the amount of such loans equaled $13.7 million and $15.7 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2014 and 2013, the amount of such loans equaled $24.8 million and $27.7 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

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

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $74.0 million and $74.7 million as of June 30, 2014 and 2013, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $313,000, $492,000, $179,000, $0 and $460,000 at June 30, 2014, 2013, 2012, 2011, and 2010, respectively.

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$149,549	44.60%	$147,221	45.95%	$147,686	55.93%	$148,448	60.82%	$153,774	64.55%
Multi-family	61,603	18.37	58,442	18.24	38,547	14.60	26,299	10.78	19,232	8.07
Commercial	83,134	24.79	74,679	23.30	32,925	12.47	27,402	11.23	24,956	10.48
Home equity lines of credit	7,824	2.33	8,228	2.57	8,994	3.41	10,043	4.12	7,853	3.30
Construction	1,572	0.47	2,497	0.78	8,396	3.18	4,039	1.65	2,112	0.89
Commercial	23,120	6.90	19,695	6.15	13,917	5.27	12,068	4.94	13,410	5.63
Consumer	8,509	2.54	9,662	3.01	13,578	5.14	15,779	6.46	16,875	7.08

Total loans	335,311	100.00%	320,424	100.00%	264,043	100.00%	244,078	100.00%	238,212	100.00%

Less:
Unearned fees and discounts, net	104		67		63		19		35
Loans in process	1,325		644		1,539		890		1,197
Allowance for loan losses	3,958		3,938		3,531		3,149		2,767

Total loans, net	$329,924		$315,775		$258,910		$240,020		$234,213

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2014. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2014.

	One- to four-family residential real estate (1)		Multi-family real estate		Commercial real estate		Home equity lines of credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,

2015	$1,923	5.23%	$1,382	4.71%	$9,341	4.24%	$735	4.35%
2016	628	5.33	7,039	3.77	3,955	5.12	828	4.46
2017 to 2018	4,102	5.29	26,442	4.11	20,840	4.27	1,136	4.02
2019 to 2023	14,809	4.62	17,657	4.12	36,137	3.71	1,620	4.61
2024 to 2028	18,241	4.15	—	—	10,345	4.00	2,540	4.18
2029 and beyond	109,846	4.05	9,083	4.21	2,516	5.03	965	3.47

Total	$149,549	4.18%	$61,603	4.10%	$83,134	4.06%	$7,824	4.21%

	Construction		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,

2015	$—	—%	$9,561	4.65%	$1,606	4.68%	$24,548	4.54%
2016	—	—	1,852	6.18	1,211	6.79	15,513	4.74
2017 to 2018	—	—	4,484	4.91	3,434	6.01	60,438	4.41
2019 to 2023	—	—	7,223	4.33	2,003	4.45	79,449	4.07
2024 to 2028	—	—	—	—	255	3.88	31,381	4.10
2029 and beyond	1,572	3.68	—	—	—	—	123,982	4.08

Total	$1,572	3.68%	$23,120	4.72%	$8,509	5.44%	$335,311	4.20%

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2014 that are contractually due after June 30, 2015.

	Due After June 30, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family (1)	$48,318	$99,308	$147,626
Multi-family	47,027	13,194	60,221
Commercial	43,407	30,386	73,793
Home equity lines of credit	3,523	3,566	7,089
Construction	—	1,572	1,572
Commercial	12,817	742	13,559
Consumer	6,903	—	6,903

Total loans	$161,995	$148,768	$310,763

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2014, $149.5 million, or 44.6% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of one to seven years and annual interest rate adjustments thereafter, that amortize over a period up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 100%. Private mortgage insurance is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2014, fixed-rate one- to four-family residential mortgage loans totaled $50.2 million, or 33.6% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $99.3 million, or 66.4% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $417,000 for single-family homes. At June 30, 2014, our average one- to four-family residential mortgage loan had a principal balance of $80,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2014, $31.5 million, or 21.1%, of our total one- to four-family residential loans had principal balances in excess of $417,000. Most of our jumbo loans are originated with a seven-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $7.8 million and $23.2 million for the years ended June 30, 2014 and 2013, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period of one to seven years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans generally resets every year based upon the weekly average of a one-year U.S. Treasury Securities rate plus an applicable margin, subject to periodic and lifetime limitations on interest rate changes. The adjustable rate mortgage loans we are currently offering have a 2% maximum annual rate change up or down, and a 6% lifetime cap. In our portfolio are also adjustable rate mortgage loans with a 1% maximum annual rate change up or down, and a 5% lifetime cap up from the initial rate. Interest rate changes are further limited by floors. After the initial fixed period, the interest rate will generally have a floor that is  1⁄2 percent below the initial rate, but no less than 3.0%, on the one and three year adjustable-rate mortgage loans, and equal to the initial rate, but no less than 4.0% on our five and seven year adjustable-rate mortgage loans.

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

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2014, approximately $1.5 million, or 1.0% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2014, $83.1 million, or 24.8% of our loan portfolio consisted of commercial real estate loans, and $61.6 million, or 18.4% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2014, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois and Indiana.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, churches, and farm loans secured by real estate. At June 30, 2014, loans secured by commercial real estate had an average loan balance of $424,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 25 years. At June 30, 2014, $31.9 million or 38.4% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 25 years. At June 30, 2014, $13.2 million or 21.4% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2014, our largest commercial real estate loan had an outstanding balance of $7.3 million, was secured by a commercial office building, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $6.4 million, was secured by apartment buildings, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2014 we had $7.8 million, or 2.3% of our total loan portfolio in home equity lines of credit. At that date we had $5.6 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2014, we had $23.1 million of commercial business loans outstanding, representing 6.9% of our total loan portfolio. At that date, we also had $8.5 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

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

At June 30, 2014, our largest commercial business loan outstanding was for $2.7 million and was secured by manufacturing equipment and assets. At June 30, 2014, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2014, $1.6 million, or 0.5%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties. At June 30, 2014, the unadvanced portion of these construction loans totaled $1.2 million.

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

At June 30, 2014, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2014 was for a one-to four-family residential property and had a principal balance of $750,000. This loan was performing in accordance with its terms at June 30, 2014.

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

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2014 and 2013, the amount of commercial loan participations totaled $24.8 million and $27.7 million, respectively, of which $7.9 million and $9.8 million, at June 30, 2014 and 2013 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. We retain servicing on all loans sold under this program. During the years ended June 30, 2014 and 2013, we sold $7.8 million and $23.2 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Loan Losses—Other Credit Risk.”

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

Iroquois Federal’s policies and loan approval limits are established by our Board of Directors. Our loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority) generally have authority to approve one- to four-family residential mortgage loans and other secured loans up to $300,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans or $750,000 for individual loans, and unsecured loans up to $300,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, and up to four other Board members.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2014, 2013, 2012, 2011 and 2010, we had troubled debt restructurings of approximately $2.9, million, $3.3 million, $3.8 million, $1.8 million and $782,000, respectively. At the dates presented, we had no loans that were delinquent 120 days or greater and that were still accruing interest.

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$2,146	$3,439	$3,667	$4,881	$3,056
Multi-family	296	353	1,477	—	—
Commercial	55	194	95	206	—
Home equity lines of credit	28	—	—	73	—
Construction	—	—	—	—	—
Commercial	29	242	2	4	—
Consumer	30	64	113	108	—

Total non-accrual loans	2,584	4,292	5,354	5,272	3,056

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	182	30	—	—	733
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	—	36
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	8

Total loans delinquent 90 days or greater and still accruing	182	30	—	—	777

Total non-performing loans	2,766	4,322	5,354	5,272	3,833

Performing troubled debt restructurings	1,959	2,015	310	—	—
Total non-performing loans and performing troubled debt restructurings	$4,725	$6,337	$5,664	$5,272	$3,833

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	416	414	1,246	690	497
Multi-family	—	—	—	—	—
Commercial	20	—	—	—	—
Home equity lines of credit	—	—	22	—	—
Construction	—	—	—	—	—
Commercial	—	4	—	—	—
Consumer	—	—	—	20	—

Total other real estate owned and foreclosed assets	436	418	1,268	710	497

Total non-performing assets	$3,202	$4,740	$6,622	$5,982	$4,330

Ratios:
Non-performing loans to total loans	0.82%	1.35%	2.03%	2.16%	1.61%
Non-performing assets to total assets	0.58%	0.87%	1.30%	1.17%	1.13%

(1)	Includes home equity loans.

For the years ended June 30, 2014 and 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $183,000 and $312,000, respectively. We recognized no interest income on such loans for the years ended June 30, 2014 and 2013.

At June 30, 2014, our non-accrual loans totaled $2.6 million. These non-accrual loans consisted primarily of 22 one- to four-family residential loans with aggregate principal balances totaling $2.1 million and specific allowances of $112,000, 2 commercial real estate loans with aggregate principal balances totaling $55,000 and specific allowances of $35,000, 3 multi-family loans with aggregate principal balances totaling $296,000 with no specific allowances, 1 commercial business loan with a principal balance of $29,000 and no specific allowance, 1 home equity line of credit loan with a principal balance of $28,000 and specific allowance of $21,000, and 3 consumer loans with aggregate principal balances totaling $30,000 and specific allowances of $16,000.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2014 and 2013, we had $2.9 million and $3.3 million, respectively, of troubled debt restructurings. At June 30, 2014 our troubled debt restructurings consisted of $1.5 million of residential one- to four-family mortgage loans, $29,000 of commercial business loans, $1.3 million of multi-family real estate loans and $15,000 of commercial real estate loans, all of which were impaired.

For the years ended June 30, 2014 and 2013, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $35,000 and $207,000, respectively. We recognized interest income of $106,000 and $7,000 on such modified loans for the years ended June 30, 2014 and 2013, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days or Greater
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2014
Real estate loans:
One- to four-family (1)	14	876	14	1,500	28	2,376
Multi-family	—	—	—	—	—	—
Commercial	1	349	—	—	1	349
Home equity lines of credit	2	36	—	—	2	36
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	4	33	—	—	4	33

Total loans	21	$1,294	14	$1,500	35	$2,794

At June 30, 2013
Real estate loans:
One- to four-family (1)	14	827	17	2,472	31	3,299
Multi-family	—	—	—	—	—	—
Commercial	—	—	1	46	1	46
Home equity lines of credit	1	8	—	—	1	8
Construction	—	—	—	—	—	—
Commercial	2	15	—	—	2	15
Consumer	9	50	4	44	13	94

Total loans	26	$900	22	$2,562	48	$3,462

At June 30, 2012
Real estate loans:
One- to four-family (1)	13	1,057	11	1,949	24	3,006
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	2	57	1	7	3	64
Construction	—	—	—	—	—	—
Commercial	1	11	—	—	1	11
Consumer	4	23	3	40	7	63

Total loans	20	$1,148	15	$1,996	35	$3,144

At June 30, 2011
Real estate loans:
One- to four-family (1)	10	631	19	3,458	29	4,089
Multi-family	—	—	—	—	—	—
Commercial	—	—	2	104	2	104
Home equity lines of credit	2	67	1	37	3	104
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	8	80	4	25	12	105

Total loans	20	$778	26	$3,624	46	$4,402

At June 30, 2010
Real estate loans:
One- to four-family (1)	6	$325	21	$3,789	27	$4,114
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	1	36	1	36
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	4	41	1	8	5	49

Total loans	10	$366	23	$3,833	33	$4,199

(1)	Includes home equity loans.

Total delinquent loans decreased by $668,000 to $2.8 million at June 30, 2014 from $3.5 million at June 30, 2013. The decrease in delinquent loans was due primarily to a decrease of $972,000 in one- to four-family loans delinquent 90 days or more and a decrease of $44,000 in consumer loans delinquent 90 days or more, offset by an increase of $349,000 in commercial real estate loans delinquent 60 to 89 days.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2014, we had $436,000 in foreclosed assets compared to $418,000 as of June 30, 2013. Foreclosed assets at June 30, 2014, consisted of $416,000 in residential real estate properties and $20,000 in commercial real estate, while foreclosed assets at June 30, 2013, consisted of $414,000 in residential real estate properties and $4,000 in commercial equipment.

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

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2014 and 2013, include approximately $2.8 million and $4.3 million of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $177,000 and $441,000 at June 30, 2014 and 2013, respectively. Substandard assets shown include foreclosed assets.

	At June 30,
	2014	2013
	(In thousands)
Classified assets:
Substandard	$7,564	$6,709
Doubtful	—	46
Loss	—	—

Total classified assets	7,564	6,755
Watch	2,619	2,045

Total criticized assets	$10,183	$8,800

At June 30, 2014, substandard assets consisted of $2.6 million of one- to four-family residential mortgage loans, $296,000 in multi-family loans, $1.6 million of commercial real estate loans, $27,000 in home equity lines of credit loans, $2.5 million of commercial business loans, $32,000 of consumer loans, and $436,000 of real estate owned. At June 30, 2014, watch assets consisted of $782,000 of one- to four-family residential mortgage loans, $1.5 million of multi-family loans, and $336,000 of commercial real estate loans. At June 30, 2014, no assets were classified as doubtful or loss.

Other Loans of Concern. At June 30, 2014, there were no other loans or other assets that are not disclosed in the text or tables above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago prior to December 2008 under its Mortgage Partnership Finance Program (“MPFP”). However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We continue to service approximately $7.7 million of these loans, for which our maximum potential credit risk is approximately $336,000. From June 2000 to June 30, 2014, we experienced only $12,000 in actual losses under the MPFP. Loans that we have sold to the Federal Home Loan Bank of Chicago since December 2008 are sold under its Mortgage Partnership Finance Xtra Program, rather than the MPFP. Unlike loans sold under the MPFP, we do not retain any credit risk with respect to loans sold under the Mortgage Partnership Finance Xtra Program.

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

The allowance for loan losses increased $20,000 to $4.0 million at June 30, 2014, from $3.9 million at June 30, 2013. The increase was a result of an increase in outstanding loans and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at June 30, 2014.

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

The following table sets forth the Company’s weighted average historical net charge-offs as of June 30, 2014, and June 30, 2013:

Portfolio segment	June 30, 2014 Net charge-offs – 12 quarter weighted historical	June 30, 2013 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	.04%	.12%
Multi-family	—%	(.02)%
Commercial	.06%	.08%
HELOC	.26%	.09%
Construction	—%	—%
Commercial business	.25%	.30%
Consumer	.25%	.32%
Entire portfolio total	.06%	.12%

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

Portfolio segment	Qualitative factor applied at June 30, 2014	Qualitative factor applied at June 30, 2013
Real Estate:
One- to four-family	.81%	.72%
Multi-family	1.40%	1.42%
Commercial	1.14%	1.12%
HELOC	.89%	1.01%
Construction	.65%	.99%
Commercial business	2.10%	1.89%
Consumer	.62%	.47%
Entire portfolio total	1.07%	.98%

At June 30, 2014, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $3.6 million, as compared to $3.1 million at June 30, 2013. The general increase in qualitative factors was attributable primarily to significant loan growth from 2013 to 2014.

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$3,938	$3,531	$3,149	$2,767	$1,365

Charge-offs:
Real estate loans:
One- to four-family (1)	(418)	(78)	(651)	(920)	(474)
Multi-family	—	—	—	—	—
Commercial	(28)	(45)	(48)	—	—
Home equity lines of credit	(16)	(8)	(35)	—	—
Construction	—	—	—	—	—
Commercial	(38)	(50)	(29)	(30)	—
Consumer	(38)	(69)	(88)	(54)	(35)

Total charge-offs	(538)	(250)	(851)	(1,004)	(509)

Recoveries:
Real estate loans:
One- to four-family (1)	50	49	71	16	18
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	1
Consumer	6	13	37	19	17

Total recoveries	56	62	108	35	36

Net charge-offs	(482)	(188)	(743)	(969)	(473)

Provision for loan losses	502	595	1,125	1,351	1,875

Balance at end of period	$3,958	$3,938	$3,531	$3,149	$2,767

Ratios:
Net charge-offs to average loans outstanding	0.15%	0.07%	0.30%	0.40%	0.20%
Allowance for loan losses to non-performing loans at end of period	143.10%	91.12%	65.95%	59.73%	72.19%
Allowance for loan losses to total loans at end of period	1.18%	1.23%	1.34%	1.29%	1.16%

(1)	Includes home equity loans.

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

	At June 30,
	2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,391	44.6%	$1,616	46.0%	$1,940	55.9%
Multi-family	842	18.4	797	18.2	679	14.6
Commercial	968	24.8	838	23.3	245	12.5
Home equity lines of credit	111	2.3	90	2.6	81	3.4
Construction	10	0.5	24	0.8	78	3.2
Commercial	543	6.9	431	6.1	347	5.3
Consumer	93	2.5	104	3.0	139	5.1

Total allocated allowance	3,958		3,900		3,509
Unallocated	—		38		22

Total	$3,958	100.0%	$3,938	100.0%	$3,531	100.0%

(1)	Includes home equity loans.

	At June 30,
	2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,987	60.8%	$1,785	64.5%
Multi-family	250	10.8	202	8.1
Commercial	232	11.2	175	10.5
Home equity lines of credit	120	4.1	71	3.3
Construction	30	1.7	—	0.9
Commercial	352	4.9	400	5.6
Consumer	169	6.5	127	7.1

Total allocated allowance	3,140		2,760
Unallocated	9		7

Total	$3,149	100.0%	$2,767	100.0%

(1)	Includes home equity loans.

Net charge-offs increased from $188,000 for the year ended June 30, 2013 to $482,000 for the year ended June 30, 2014, with most of the charge-offs during both periods involving one- to four-family residential real estate loans. In addition, non-performing loans decreased by $1.6 million during the year ended June 30, 2014.

The allowance for loan losses increased $20,000, or 0.5%, to $4.0 million at June 30, 2014 from $3.9 million at June 30, 2013. The increase was based on the amount in charge-offs, an increase in the loan portfolio and the change in loan portfolio composition. At June 30, 2014, the allowance for loan losses represented 1.18% of total loans compared to 1.23% of total loans at June 30, 2013.

Investments

We conduct investment transactions in accordance with our Board-approved investment policy. The investment policy is reviewed at least annually by the Budget and Investment Committee of the Board, and any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, minimizing exposure to credit risk, potential returns and consistency with our interest rate risk management strategy. Authority to make investments under approved guidelines is delegated to our Investment Committee, comprised of our President and Chief Executive Officer, our Vice President and Chief Financial Officer, our Vice President and Chief Operating Officer, and our Vice President and Manager of our Watseka Office. All investments are reported to the Board of Directors for ratification at the next regular Board meeting.

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2014, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

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

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2014, we held $3.0 million of municipal securities, of which $2.0 million were issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2014, we held $5.4 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $56.8 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2014, we had invested $8.0 million in bank-owned life insurance, which was 11.4% of our Tier 1 capital plus our allowance for loan losses.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Chicago stock, federally insured interest-earning time deposits and bank-owned life insurance. As of June 30, 2014, 2013 and 2012 all of such securities were classified as available for sale.

	At June 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government, federal agency and government-sponsored enterprises	$112,511	$114,662	$121,162	$122,333	$155,124	$160,958
U.S. government sponsored mortgage-backed securities	67,033	66,732	76,407	74,609	56,601	58,867
State and political subdivisions	3,022	3,192	3,750	3,885	3,221	3,481

Total	$182,566	$184,586	$201,319	$200,827	$214,946	$223,306

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2014 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government, federal agency and government-sponsored enterprises	$13,146	3.46%	$32,340	3.06%	$67,025	2.25%	$—	—%	$112,511	$114,662	2.62%
U.S. government sponsored mortgage-backed securities	—	—	—	—	718	5.01	66,315	2.52	67,033	66,732	2.55
State and political subdivisions	82	2.73	391	3.30	2,210	3.95	339	4.83	3,022	3,192	3.93

Total	$13,228	3.45%	$32,731	3.07%	$69,953	2.33%	$66,654	2.53%	$182,566	$184,586	2.62%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or internet funding. At June 30, 2014, we had $35.6 million in brokered certificates of deposit and $3.2 million in internet funding.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2014			For the Fiscal Year Ended June 30, 2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$13,831	3.55%	0.0%	$12,705	3.60%	0.0%
Interest-bearing checking or NOW	34,342	8.81	0.10	32,206	9.13	0.18
Savings accounts	33,383	8.56	0.22	30,706	8.71	0.27
Money market accounts	59,035	15.14	0.24	65,335	18.52	0.25
Certificates of deposit	249,340	63.94	0.83	211,795	60.04	0.91

Total deposits	$389,931	100.00%	0.59%	$352,747	100.00%	0.63%

	For the Fiscal Year Ended June 30, 2012
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$9,956	2.95%	0.0%
Interest-bearing checking or NOW	28,649	8.50	0.20
Savings accounts	27,560	8.17	0.34
Money market accounts	68,619	20.35	0.29
Certificates of deposit	202,466	60.03	1.25

Total deposits	$337,250	100.00%	0.85%

As of June 30, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $104.5 million. The following table sets forth the maturity of those certificates as of June 30, 2014.

At June 30, 2014
(In thousands)
Three months or less	$28,328
Over three months through six months	21,976
Over six months through one year	26,981
Over one year to three years	26,733
Over three years	497

Total	$104,515

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2014	2013	2012
	(In thousands)
Interest Rate:
Less than 2.00%	$248,970	$217,531	$185,377
2.00% to 2.99%	6,280	7,827	11,600
3.00% to 3.99%	—	1,246	2,823
4.00% to 4.99%	—	—	392
5.00% to 5.99%	—	—	—

Total	$255,250	$226,604	$200,192

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and repurchase agreements. At June 30, 2014, we had access to additional Federal Home Loan Bank of Chicago advances of up to $76.4 million based on our collateral. The following table sets forth information concerning balances and interest rates on our borrowings and repurchase agreements at the dates and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Federal Home Loan Bank of Chicago
Balance at end of period	$56,750	$87,500	$75,000
Average balance during period	81,229	87,875	65,833
Maximum outstanding at any month end	97,000	106,500	78,000
Weighted average interest rate at end of period	1.37%	0.93%	1.23%
Average interest rate during period	0.99%	0.98%	1.36%
Repurchase Agreements
Balance at end of period	$2,324	$1,674	$—
Average balance during period	2,165	692	—
Maximum outstanding at any month end	2,830	1,691	—
Weighted average interest rate at end of period	0.35%	0.40%	—
Average interest rate during period	0.36%	0.40%	—

Personnel

At June 30, 2014, the Association had 94 full-time employees and 2 part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

Subsidiaries

IF Bancorp conducts its principal business activities through its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association. The Iroquois Federal Savings and Loan Association has one wholly-owned subsidiary, L.C.I. Service Corporation, an insurance agency with offices in Watseka and Danville, Illinois.

REGULATION AND SUPERVISION

General

Iroquois Federal is examined and supervised by the Office of the Comptroller of the Currency (“OCC”) and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Iroquois Federal also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System. Iroquois Federal is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained against deposits and other matters. The OCC examines Iroquois Federal and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Iroquois Federal’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Iroquois Federal’s mortgage documents.

As a savings and loan holding company, IF Bancorp is required to comply with the rules and regulations of the Federal Reserve Board and to file certain reports with and is subject to examination by the Federal Reserve Board. IF Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in these laws or regulations, whether by the FDIC, the OCC, the Federal Reserve Board or Congress, could have a material adverse impact on IF Bancorp and Iroquois Federal and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as Iroquois Federal. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, which is also primarily responsible for the regulation and supervision of national banks. Responsibility for the regulation and supervision of savings and loan holding companies, such as IF Bancorp was transferred to the Federal Reserve Board, which also supervises bank holding companies. Additionally, a new Consumer Financial Protection Bureau was established as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Iroquois Federal, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and are subject to the primary enforcement authority of, their primary regulator rather than the Consumer Financial Protection Bureau. The Dodd-Frank Act also, among other things, changed the base for FDIC insurance assessments, provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage originations.

Set forth below is a brief description of certain regulatory requirements that are applicable to IF Bancorp and Iroquois Federal. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on IF Bancorp and Iroquois Federal.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, Iroquois Federal may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. While Iroquois Federal may originate, invest in, sell, or purchase unlimited loans on the security of residential real estate, certain types of lending, such as commercial and consumer lending, is subject to an aggregate limit calculated as a specified percentage of Iroquois Federal’s total capital assets. Iroquois Federal also may invest, subject to specified limits, in subsidiaries that may engage in activities not otherwise permissible for Iroquois Federal, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized the payment of interest on commercial checking accounts, effective July 21, 2011.

Capital Requirements. OCC regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for federal savings banks requires the maintenance of core (Tier 1) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity core capital minimum capital requirement (4.5% of risk-weighted assets) and a uniform leverage minimum of 4% of total assets, increases the minimum core capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At June 30, 2014, Iroquois Federal’s capital exceeded all applicable requirements.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.

On July 30, 2012 Iroquois Federal received approval from the OCC to participate in the Supplemental Lending Limits Program (SLLP). This program allows eligible savings associations to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower, in the lesser of the following two amounts: (1) 10% of its capital and surplus; or (2) the percentage of capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for loans secured by one- to four-family residential real estate, small business loans, small farm loans or unsecured loans in the state where the main office of the savings association is located. For Iroquois Federal, this additional limit (or “supplemental limit”) for one- to four-family residential real estate, small business, or small farm loans is 10% of its capital and surplus. In addition, the total outstanding amount of Iroquois Federal’s loans or extensions of credit or parts of loans and extensions of credit made to all of Iroquois Federal’s borrowers under the SLLP may not exceed 100% of Iroquois Federal’s capital and surplus. Iroquois Federal uses the supplemental limit for its loans to one borrower infrequently, and all such credit facilities must receive prior approval by the Board of Directors.

As of June 30, 2014, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Iroquois Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At June 30, 2014, Iroquois Federal held 89.12% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

Capital Distributions. OCC or Federal Reserve Board regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application with the OCC for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized (as defined in the prompt corrective action regulations discussed below) following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company, such as Iroquois Federal, must still file a notice with the Federal Reserve Board (with a copy to the OCC) at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Federal Reserve Board, upon consultation with OCC, may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation, agreement with a federal banking regulatory agency or condition, imposed in connection with an application or notice.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to satisfy any applicable regulatory capital requirement.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Iroquois Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Iroquois Federal. IF Bancorp is an affiliate of Iroquois Federal. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction (depending on the type of collateral) must usually be provided by affiliates in order to receive loans from the insured depository institution and in connection with other specified transactions. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

Iroquois Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features (subject to an exception for bank-wide lending programs available to all employees), and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Iroquois Federal’s capital. In addition, extensions of credit in excess of certain limits must be approved by Iroquois Federal’s Board of Directors. Extensions of credit to executive officers are subject to additional restrictions, including limits on various types of loans.

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized – at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital;

•	adequately capitalized – at least 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital;

•	undercapitalized – less than 4% leverage capital (less than 3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 8% total risk-based capital;

•	significantly undercapitalized – less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital; or

•	critically undercapitalized – less than 2% tangible capital.

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors. At June 30, 2014, Iroquois Federal met the criteria for being considered “well-capitalized.”

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions to the prompt corrective action framework, effective January 1, 2015. Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

Insurance of Deposit Accounts. Iroquois Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd-Frank Act permanently increased the deposit insurance limit to $250,000 per account owner.

Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and for the third calendar quarter of 2014 equaled .62 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Iroquois Federal. We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2014, Iroquois Federal was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2014, Iroquois Federal was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Iroquois Federal are subject to state usury laws and federal laws concerning interest rates. Iroquois Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	fair lending laws;

•	Unfair or Deceptive Acts or Practices laws and regulations;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Iroquois Federal also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

IF Bancorp is a unitary savings and loan holding company, subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over IF Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Iroquois Federal.

Activities. The activities of a savings and loan holding company, such as IF Bancorp, are limited to those activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting shares of another savings institution or savings and loan holding company, without prior written approval of the Federal Reserve Board. It also generally prohibits the acquisition or retention of more than 5% of the voting shares of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider factors such as the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive effects.

Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Capital Distributions and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding capital distributions by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding as of the end of a quarter compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of IF Bancorp to pay dividends, engage in stock repurchases or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with IF Bancorp Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Federal Securities Laws

IF Bancorp common stock is registered with the Securities and Exchange Commission. IF Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Our Chief Executive Officer and Chief Financial Officer are required to certify, among other things, that our quarterly and annual reports do not contain any untrue statement of a material fact.

ITEM 1A.	RISK FACTORS

Because we intend to continue to originate commercial real estate, multi-family and commercial business loans, our credit risk may increase, and continued downturns in the local real estate market or economy could adversely affect our earnings.

We intend to continue originating commercial real estate, multi-family and commercial business loans. At June 30, 2014, $83.1 million, or 24.8%, of our total loan portfolio consisted of commercial real estate loans, $61.6 million, or 18.4%, of our total loan portfolio consisted of multi-family loans, and $23.1 million, or 6.9%, of our total loan portfolio consisted of commercial business loans. These categories of loans have increased significantly since June 30, 2009, when $23.8 million, or 10.5%, of our total loan portfolio consisted of commercial real estate loans, $14.8 million, or 6.6%, of our total loan portfolio consisted of multi-family loans, and $9.3 million, or 4.1%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

If our non-performing loans and other non-performing assets increase, our earnings will decrease.

At June 30, 2014, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, troubled debt restructurings and real estate owned) totaled $3.2 million, which is a decrease of $1.5 million from our non-performing assets of $4.7 million at June 30, 2013, and a decrease of $3.4 million from our non-performing assets at June 30, 2012. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets. Additionally, our real estate owned results in carrying costs such as taxes, insurance and maintenance fees. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Iroquois Federal. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly by recording a provision for loan losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. Our allowance for loan losses was 1.18% of total loans at June 30, 2014. Additions to our allowance could materially decrease our net income.

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2014, 73.2% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 72.2% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

During the past five years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2009. Consequently, the average yield on our interest earning assets has decreased to 3.52% for the year ended June 30, 2014 from 5.29% for the year ended June 30, 2009. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. This has resulted in increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

If we fail to achieve profitability on our new branch that we opened in April, 2014, it may negatively affect our results of operations.

We opened a new branch in Savoy, Illinois in April, 2014. A new branch office may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to originate sufficient loans and generate sufficient deposits to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are considered fixed costs. We expect that it may take a period of time before the new branch office can become profitable. During this period, operating this new branch office may negatively impact our net income.

Increased interest rates and changes in secondary mortgage market conditions could reduce our earnings from our mortgage banking operations.

Our mortgage banking income varies with movements in interest rates, and increases in interest rates could negatively affect our ability to originate loans in the same volume as we have in recent years. In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. In light of current conditions, there is greater risk in retaining mortgage loans pending their sale to investors. As a result, a prolonged period of secondary market illiquidity may reduce our loan mortgage production volume and could have a material adverse effect on our financial condition and results of operations.

A portion of our loan portfolio consists of loan participations secured by properties outside of our primary market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2014, our loan participations totaled $24.8 million, or 7.4% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

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

In addition to loans that we originate, at June 30, 2014, our loan portfolio included $13.7 million of purchased loans. These loans were primarily purchased from three vendors: Irwin Mortgage Corporation (now serviced by Everhome Mortgage Company); Mid America Bank (now serviced by PNC Bank); and Countrywide Financial (now serviced by Bank of America). Of these loans, $4.1 million were purchased from Countrywide and have experienced a significantly higher rate of losses than loans that we originate. As of June 30, 2014, the loans purchased from Countrywide consisted of 7 loans secured by one- to four-family residential loans, primarily in the Chicago market area. Of these 7 loans, 2 are classified as substandard and have specific allowances of $13,000. The other 5 loans are performing in accordance with their original terms. If we experience additional losses on these loans, our earnings will decrease.

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

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

In July, 2013, the federal banking agencies approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Iroquois Federal and If Bancorp. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Iroquois Federal and IF Bancorp on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The application of more stringent capital requirements for Iroquois Federal and IF Bancorp could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

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

We operate from our main office, four branch offices, an administrative office, and a data center located in Iroquois, Vermilion, Champaign and Kankakee Counties, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $5.1 million at June 30, 2014. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities. In April 2014 we opened a new branch at 108 Arbours Drive, Savoy, Illinois in Champaign County.

Location	Year Opened	Owned/ Leased
Main Office:
201 East Cherry Street Watseka, Illinois 60970	1964	Owned

Branches:

619 North Gilbert Street Danville, Illinois 61832	1973	Owned

175 East Fourth Street Clifton, Illinois 60927	1977	Owned

511 South Chicago Road Hoopeston, Illinois 60942	1979	Owned

108 Arbours Drive Savoy, Illinois 61874	2014	Owned

Loan Production Office:

3535 Highway 54 Osage Beach, Missouri 65065	2006	Owned

Administrative Office:

204 East Cherry Street Watseka, Illinois 60970	2001	Owned

Data Center:

819 East 4000 South Road Kankakee, Illinois 60901	2012	Leased (expires May 30, 2015)

ITEM 3.	LEGAL PROCEEDINGS

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

Market and Dividend Information.

The Company’s common stock is listed on the Nasdaq Capital Market (“NASDAQ”) under the trading symbol “IROQ.” The following table sets forth the high and low sales prices of the Company’s common stock as reported by NASDAQ, as well as dividends paid, during the periods indicated.

	High	Low	Dividend
Fiscal 2014:
First Quarter	$16.31	$15.15	$0.05
Second Quarter	$16.89	$16.00	—
Third Quarter	$16.99	$16.20	$0.05
Fourth Quarter	$16.70	$15.94	—

	High	Low	Dividend
Fiscal 2013:
First Quarter	$13.41	$12.55	—
Second Quarter	$13.90	$13.24	—
Third Quarter	$15.69	$13.79	—
Fourth Quarter	$15.69	$15.01	—

Holders.

As of September 11, 2014, there were 449 holders of record of the Company’s common stock.

Dividends.

The Company declared dividends of $0.05 per share in September 2013 and February 2014. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/14 – 4/30/14	—	$—	—	—
5/1/14 – 5/31/14	—	—	—	221,383
6/1/14 – 6/30/14	50,000	16.50	50,000	171,383

Total	50,000	$16.50	50,000

(1)	During the year ended June 30, 2014, the Company announced two stock repurchase plans. Under the first repurchase program, which was announced on September 11, 2013, the Company could repurchase up to 228,535 shares of its common stock, or approximately 5 % of the then current outstanding shares. This stock repurchase plan was completed on January 27, 2014 and the average price per share was $16.61. Under the second stock repurchase program, which was announced on May 14, 2014, the Company could repurchase up to 221,383 shares of its common stock, or approximately 5% of the then current outstanding shares. As of June 30, 2014, 50,000 shares were repurchased at an average price of $16.50.

ITEM 6.	SELECTED FINANCIAL DATA

	At June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:

Total assets	$551,343	$547,535	$511,330	$510,816	$384,782
Cash and cash equivalents	12,731	6,580	8,193	60,506	6,836
Investment securities available for sale	184,586	200,827	223,306	190,273	125,747
Federal Home Loan Bank of Chicago stock	5,425	5,425	4,175	3,121	3,121
Loans held for sale	313	492	179	—	460
Loans receivable, net	329,611	315,283	258,731	240,020	233,753
Real estate owned	436	418	1,268	710	497
Bank-owned life insurance	8,025	7,757	7,495	7,235	6,978
Deposits	404,593	371,203	344,485	444,065	320,557
Federal Home Loan Bank of Chicago advances	56,750	87,500	75,000	22,500	22,500
Total equity	82,086	81,749	86,649	39,441	37,288

	For the Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Operating Data:

Interest income	$18,961	$17,610	$18,001	$16,941	$17,761
Interest expense	3,148	3,099	3,784	4,988	6,714

Net interest income	15,813	14,511	14,217	11,953	11,047
Provision for loan losses	502	595	1,125	1,351	1,875

Net interest income after provision for loan losses	15,311	13,916	13,092	10,602	9,172
Noninterest income	3,068	4,489	3,705	3,811	4,040
Noninterest expense	13,040	12,638	14,838	10,185	9,146

Income before income tax expense	5,339	5,767	1,959	4,228	4,066
Income tax expense	1,862	2,057	559	1,398	1,389

Net income	$3,477	$3,710	$1,400	$2,830	$2,677

	At or For the Fiscal Years Ended June 30,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.62%	0.70%	0.28%	0.68%	0.69%
Return on average equity (net income as a percentage of average equity)	4.26%	4.34%	1.66%	7.88%	8.10%
Interest rate spread (1)	2.83%	2.75%	2.89%	2.92%	2.92%
Net interest margin (2)	2.94%	2.86%	3.04%	3.05%	3.01%
Efficiency ratio (3)	69.06%	66.52%	82.79%	64.61%	65.42%
Dividend payout ratio	11.90%	—	—	—	—
Noninterest expense to average total assets	2.33%	2.37%	3.01%	2.45%	2.36%
Average interest-earning assets to average interest-bearing liabilities	117.24%	118.59%	118.82%	110.28%	107.13%
Average equity to average total assets	14.61%	16.03%	17.09%	8.65%	8.52%

Asset Quality Ratios:
Non-performing assets to total assets	0.58%	0.87%	1.30%	1.17%	1.13%
Non-performing loans to total loans	0.82%	1.35%	2.03%	2.16%	1.61%
Allowance for loan losses to non-performing loans	143.09%	91.12%	65.95%	59.73%	72.19%
Allowance for loan losses to total loans	1.18%	1.23%	1.34%	1.29%	1.16%
Net charge-offs (recoveries) to average loans	0.15%	0.07%	0.30%	0.40%	0.20%

Capital Ratios:
Total capital (to risk-weighted assets)
Company	26.3%	27.9%	33.3%	—	—
Association	21.9%	21.6%	24.3%	16.6%	17.3%
Tier 1 capital (to risk-weighted assets)
Company	25.1%	26.6%	32.1%	—	—
Association	20.7%	20.3%	23.0%	15.7%	16.4%
Tier 1 capital (to adjusted total assets)
Company	14.7%	15.0%	16.1%	—	—
Association	12.1%	11.4%	11.6%	7.3%	9.0%
Tangible capital (to adjusted total assets)
Company	14.7%	15.0%	16.1%	—	—
Association	12.1%	11.4%	11.6%	7.3%	9.0%

Other Data:
Number of full service offices	5	4	4	4	4
Full time equivalent employees	95	92	92	87	82

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $551.3 million in assets at June 30, 2014 from $377.2 million in assets at June 30, 2009. We have increased our assets primarily through increased investment securities and loan growth.

Historically, we have operated as a traditional thrift institution. As recently as June 30, 2009, $163.6 million, or approximately 72.4% of our loan portfolio, consisted of longer-term, one- to four-family residential real estate loans. However, in recent years, we have increased our focus on the origination of commercial real estate loans, multi-family real estate loans and commercial business loans, which generally provide higher returns than one- to four-family residential mortgage loans, have shorter durations and are often originated with adjustable rates of interest. As a result, our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 2.83% for the year ended June 30, 2014 from 2.53% for the year ended June 30, 2009. This contributed to a corresponding increase in net interest income (the difference between interest income and interest expense) to $15.8 million for the fiscal year ended June 30, 2014 from $9.5 million for the fiscal year ended June 30, 2009.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $3.2 million or 0.6% of total assets at June 30, 2014.

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

In April, 2014 we opened a new branch office at 108 Arbours Drive, Savoy, Illinois, in Champaign County.

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

The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. See also “Business — Allowance for Loan Losses.”

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2014 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2014 and June 30, 2013

Total assets increased $3.8 million, or 0.7%, to $551.3 million at June 30, 2014 from $547.5 million at June 30, 2013. The increase was primarily due to a $14.1 million increase in net loans and a $6.2 million increase in cash and cash equivalents, partially offset by a $16.2 million decrease in investment securities.

Net loans receivable, including loans held for sale, increased by $14.1 million, or 4.5%, to $329.9 million at June 30, 2014 from $315.8 million at June 30, 2013. The increase in net loans receivable during this period was due primarily to an $8.5 million, or 11.3%, increase in commercial real estate loans, a $3.4 million, or 17.4%, increase in commercial business loans, a $3.2 million, or 5.4%, increase in multi-family loans, and a $2.3 million, or 1.6%, increase in one- to four-family loans. These increases were partially offset by a $1.2 million, or 11.9%, decrease in consumer loans, a $925,000, or 37.0%, decrease in construction loans, and a $404,000, or 4.9%, decrease in home equity lines of credit.

Investment securities, consisting entirely of securities available for sale, decreased $16.2 million, or 8.1%, to $184.6 million at June 30, 2014 from $200.8 million at June 30, 2013. The decrease was primarily due to the sale of securities to reduce FHLB advances and to fund loan growth. We had no held-to-maturity securities at June 30, 2014 or June 30, 2013.

As of June 30, 2014, other assets decreased $318,000 to $489,000 and the deferred income tax asset decreased $1.2 million to $2.1 million, while premises and equipment increased $831,000 to $5.1 million from their respective balances as of June 30, 2013. Federal Home Loan Bank stock was $5.4 million at both June 30, 2014 and 2013. The decrease in other assets resulted from a decrease in prepaid insurance due to the timing of multi-year premiums and also from a decrease in accounts receivable general due to the receipt of a receivable that was outstanding as of June 30, 2013. The decrease in deferred income taxes was mostly due to an increase in the unrealized gain on sale of available-for sale securities, and the increase in premises and equipment was due to the purchase of an office building, furniture, and equipment for our new branch in Savoy, Illinois.

At June 30, 2014, our investment in bank-owned life insurance was $8.0 million, an increase of $268,000 from $7.8 million at June 30, 2013. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for loan losses, which totaled $17.6 million at June 30, 2014.

Deposits increased $33.4 million, or 9.0%, to $404.6 million at June 30, 2014 from $371.2 million at June 30, 2013. Certificates of deposit, excluding brokered certificates of deposit, increased $30.9 million, or 16.4%, to $219.7 million, savings, NOW, and money market accounts increased $859,000, or 0.7%, to $132.6 million, brokered certificates of deposit decreased $2.3 million, or 6.0%, to $35.6 million, and noninterest bearing demand accounts increased $3.9 million, or 30.3% to $16.7 million. Repurchase agreements increased $650,000 to $2.3 million.

Advances from the Federal Home Loan Bank of Chicago decreased $30.8 million, or 35.1%, to $56.8 million at June 30, 2014 from $87.5 million at June 30, 2013. The reduction in advances was part of the Company’s strategy to improve their interest rate risk position. We decreased our borrowings by using the proceeds from the sale of securities to pay down short term advances and fund new loans.

Total equity increased $337,000, or 0.4%, to $82.1 million at June 30, 2014 from $81.7 million at June 30, 2013. Equity increased due to net income of $3.5 million and an increase in unrealized gains on securities available for sale of $1.5 million, partially offset by the repurchase of 278,535 shares of common stock at an aggregate cost of approximately $4.6 million. Two stock repurchase programs were adopted during the year ended June 30, 2014, which authorized the Company to repurchase up to 228,535 and 221,383 shares of its common stock, respectively, or approximately 5% of then current outstanding shares in each program. The first repurchase plan was completed on January 27, 2014, and the 228,535 shares were repurchased at an average price of $16.61 per share. As of June 30, 2014, the Company had acquired 50,000 shares of the 221,383 shares of its outstanding common stock authorized in the second repurchase program at an average purchase price of approximately $16.50 per share.

Comparison of Operating Results for the Years Ended June 30, 2014 and 2013

General. Net income decreased $233,000, or 6.3%, to $3.5 million net income for the year ended June 30, 2014 from $3.7 million net income for the year ended June 30, 2013. The decrease was primarily due to a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in provision for loan losses.

Net Interest Income. Net interest income increased by $1.3 million, or 9.0%, to $15.8 million for the year ended June 30, 2014 from $14.5 million for the year ended June 30, 2013. The increase was due to an increase of $1.4 million in interest and dividend income, partially offset by an increase of $49,000 in interest expense. The increase in net interest income was primarily the result of an increase in the average balance of interest earning assets and lower rates paid on certificates of deposit and FHLB advances. We had a $31.3 million, or 6.2%, increase in the average balance of interest earning assets, partially offset by a $31.6 million, or 7.4%, increase in the average balance of interest bearing liabilities. Our interest rate spread increased 8 basis points to 2.83% for the year ended June 30, 2014 from 2.75% for the year ended June 30, 2013, and our net interest margin increased by 8 basis points to 2.94% for the year ended June 30, 2014 from 2.86% for the year ended June 30, 2013.

Interest and Dividend Income. Interest and dividend income increased $1.4 million, or 7.7%, to $19.0 million for the year ended June 30, 2014 from $17.6 million for the year ended June 30, 2013. The increase in interest income was due to an increase in interest income on loans and an increase in interest income on securities. Interest on securities increased $24,000, or 0.5%, as a 12 basis point increase in the average yield on securities to 2.53% from 2.41%, was partially offset by a $8.8 million decrease in the average balance of securities to $204.2 million at June 30, 2014 from $213.0 million at June 30, 2013. An increase of $1.3 million, or 10.6%, in interest on loans resulted from a $41.9 million, or 14.7%, increase in the average balance of loans to $326.8 million for the year ended June 30, 2014, partially offset by a 16 basis point, or 3.7%, decrease in the average yield on loans to 4.21% from 4.37%. The decrease in the average yield on loans reflected a reduction in the current interest rates charged on loans originated during the period versus the average rates on loans in the portfolio in the prior period.

Interest Expense. Interest expense increased $49,000, or 1.6%, and was $3.1 million for both the year ended June 30, 2014 and the year ended June 30, 2013. The increase was primarily due to increased average balances of deposits, partialy offset by lower market interest rates during the period.

Interest expense on interest-bearing deposits increased $88,000, or 3.9%, to $2.3 million for the year ended June 30, 2014 from $2.2 million for the year ended June 30, 2013. This increase was primarily due to an increase in the average balance of interest-bearing deposits to $376.1 million for the year ended June 30, 2014, from $340.0 million for the year ended June 30, 2013. This increase in average balance of interest-bearing deposits was partially offset by a decrease of 4 basis points in the average cost of interest-bearing deposits to 0.62% for the year ended June 30, 2014 from 0.66% for the year ended June 30, 2013. We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended June 30, 2014, reflecting lower market interest rates as compared to the prior period.

Interest expense on borrowings, including FHLB advances and repurchase agreements, decreased $39,000, or 4.5%, to $826,000 for the year ended June 30, 2014 from $865,000 for the year ended June 30, 2013. This decrease was due to a $4.5 million, or 5.1%, decrease in the average balance of borrowings to $83.4 million for the year ended June 30, 2014 from $87.9 million for the year ended June 30, 2013, partially offset by a 1 basis point increase in the average cost of such borrowings to 0.99% for the year ended June 30, 2014 from 0.98% for the year ended June 30, 2013.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $502,000 for the year ended June 30,

2014, compared to a provision for loan losses of $595,000 for the year ended June 30, 2013. The allowance for loan losses was $4.0 million, or 1.18% of total loans, at June 30, 2014, compared to $3.9 million, or 1.23% of total loans, at June 30, 2013. Non-performing loans decreased during the year ended June 30, 2014, to $2.8 million. During the year ended June 30, 2014 and 2013, $482,000 and $188,000 in net charge-offs were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2014	Year Ended June 30, 2013
Allowance to non-performing loans	143.1%	91.12%
Allowance to total loans outstanding at the end of the period	1.18%	1.23%
Net charge-offs to average total loans outstanding during the period, annualized	0.15%	0.07%
Total non-performing loans to total loans	0.82%	1.35%
Total non-performing assets to total assets	0.58%	0.87%

Noninterest Income. Noninterest income decreased $1.4 million, or 31.7%, to $3.1 million for the year ended June 30, 2014 from $4.5 million for the year ended June 30, 2013. The decrease was primarily due to decreases in net realized gains on the sale of available-for-sale securities, gains on sale of loans, mortgage banking income, and other service charges and fees, patially offset by an increase in brokerage commissions. For the year ended June 30, 2014, net realized gains on the sale of available-for-sale securities decreased to a loss of $123,000 from a gain of $724,000, gains on sale of loans decreased to $90,000 from $319,000, mortgage banking income decreased to $197,000 from $354,000, and other service charges and fees decreased to $109,000 from $271,000, while brokerage commissions increased to $704,000 from $616,000. The decrease in net realized gains on the sale of available-for-sale securities was due to the rate environment in the year ended June 30, 2013, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the year ended June 30, 2014. The decrease in gains on sale of loans and the decrease in the mortgage banking income were primarily due to a decrease in the number of loans sold to the Federal Home Loan Bank of Chicago in the year ended June 30, 2014, and the decrease in other service charges and fees was due to a decrease in the number of fees. The increase in brokerage commissions reflects increased activity due to movement in market interest rates.

Noninterest Expense. Noninterest expense increased $402,000, or 3.2%, to $13.0 million for the year ended June 30, 2014 from $12.6 million for the year ended June 30, 2013. The largest components of this increase were compensation and benefits, which increased $458,000, or 5.8%, and loss on foreclosed assets, net, which increased $147,000, or 267.3%. Increased medical insurance costs, normal salary increases, and stock equity plan expenses primarily accounted for the increase in compensation and benefits expense, while loss on foreclosed assets, net, increased due to gains taken in the year ended June 30, 2013. These increases were partially offset by decreases in equipment expense, professional services, and audit and accounting. The decrease in equipment expense was due to increased expenses in the year ended June 30, 2013, when we relocated our information technology department to a more secure and efficient location. Decreases in audit and accounting and professional services were due to additional services received in the year ended June 30, 2013.

Income Tax Expense. We recorded a provision for income tax of $1.9 million for the year ended June 30, 2014, compared to a provision for income tax of $2.1 million for the year ended June 30, 2013, reflecting effective tax rates of 34.9% and 35.7%, respectively.

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

	For the Fiscal Years Ended June 30,
	2014			2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$148,047	$6,215	4.20%	$146,005	$5,874	4.02%	$147,438	$6,668	4.52%
Multi-family	60,213	2,452	4.07	45,841	2,085	4.55	30,857	1,524	4.94
Commercial	78,695	3,185	4.05	54,193	2,511	4.63	30,667	1,723	5.62
Home equity lines of credit	7,827	328	4.19	8,579	357	4.16	9,408	400	4.25
Construction loans	1,835	67	3.65	4,133	146	3.53	5,240	231	4.41
Commercial business loans	21,124	993	4.70	15,109	744	4.92	12,679	688	5.43
Consumer loans	9,107	521	5.72	11,114	728	6.55	14,513	943	6.50

Total loans	326,848	13,761	4.21	284,974	12,445	4.37	250,802	12,177	4.86

Securities:
U.S. government, federal agency and government-sponsored enterprises	124,809	3,069	2.46	137,848	3,206	2.33	160,472	4,179	2.60
U.S. government sponsored mortgage-backed securities	76,177	2,048	2.69	71,342	1,875	2.63	44,407	1,562	3.52
State and political subdivisions	3,184	46	1.44	3,807	59	1.55	2,776	52	1.87

Total securities	204,170	5,163	2.53	212,997	5,140	2.41	207,655	5,793	2.79
Other	7,703	37	0.48	9,495	25	0.26	8,665	31	0.36

Total interest-earning assets	538,721	18,961	3.52	507,466	17,610	3.47	467,122	18,001	3.85

Noninterest-earning assets	19,875			25,368			26,412

Total assets	$558,596			$532,834			$493,534

Interest-bearing liabilities:
Interest-bearing checking or NOW	$34,342	35	0.10	$32,206	57	0.18	$28,649	58	0.20
Savings accounts	33,383	72	0.22	30,706	84	0.27	27,560	94	0.34
Money market accounts	59,035	140	0.24	65,335	161	0.25	68,619	202	0.29
Certificates of deposit	249,340	2,075	0.83	211,795	1,932	0.91	202,466	2,522	1.25

Total interest-bearing deposits	376,100	2,322	0.62	340,042	2,234	0.66	327,294	2,876	0.88
Federal Home Loan Bank advances and repurchase agreements	83,394	826	0.99	87,875	865	0.98	65,830	908	1.38

Total interest-bearing liabilities	459,494	3,148	0.69	427,917	3,099	0.72	393,124	3,784	0.96

Noninterest-bearing liabilities	17,493			19,490			16,088

Total liabilities	476,987			447,407			409,212
Equity	81,609			85,427			84,322

Total liabilities and equity	558,596			$532,834			$493,534

Net interest income		$15,813			$14,511			$14,217

Net interest rate spread (2)			2.83%			2.75%			2.89%

Net interest-earning assets (3)	$79,227			$79,549			$73,998

Net interest margin (4)			2.94%			2.86%			3.04%

Average interest-earning assets to interest-bearing liabilities	117%			119%			119%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2014 vs. 2013			Fiscal Years Ended June 30, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,784	$(468)	$1,316	$1,567	$(1,299)	$268
Securities	(222)	245	23	147	(800)	(653)
Other	(6)	18	12	3	(9)	(6)

Total interest-earning assets	$1,556	$(205)	$1,351	$1,717	$(2,108)	$(391)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$4	$(26)	$(22)	$6	$(7)	$(1)
Savings accounts	6	(18)	(12)	10	(20)	(10)
Certificates of deposit	321	(178)	143	114	(704)	(590)
Money market accounts	(12)	(9)	(21)	(19)	(22)	(41)

Total interest-bearing deposits	319	(231)	88	111	(753)	(642)
Federal Home Loan Bank advances	(47)	8	(39)	259	(302)	(43)

Total interest-bearing liabilities	$272	$(223)	$49	$370	$(1,055)	$(685)

Change in net interest income	$1,284	$18	$1,302	$1,347	$(1,053)	$294

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

Interest Rate Risk Analysis

We also perform our own internal interest rate risk analysis that assesses our earnings at risk, capital at risk and our net economic value of equity (NEVE) at risk. Our analysis involves shocking interest rates up to 400 basis points using a dynamic and realistic yield curve as well as “real world” simulation and timing. In addition to measuring net economic value of equity, our model also analyzes earnings at risk for both net interest income and net income, and capital at risk for tangible equity capital, tier 1 risk based capital, and total risk based capital in rate shock scenarios up to 400 basis points over a three-year period. Due to the current low interest rate environment, we do not analyze rate shock scenarios involving decreasing interest rates at this time. When interest rates increase, we will also analyze scenarios involving decreasing rates. Details of our general ledger along with key data from each deposit, loan, investment, and borrowing are downloaded into our forecasting model, which takes into account both market and internal trends. Historical testing is done internally on a regular basis to confirm the validity of the model, while third-party testing is done periodically. Details of our interest rate risk analysis are reviewed by the Asset/Liability Management Committee and presented to the Board on a quarterly basis.

The tables below illustrate the simulated impact of rate shock scenarios up to 400 basis points over a three-year period on our earnings at risk (for both net interest income and net income) and our capital at risk (for tangible equity capital, tier 1 risk-based capital, and total risk-based capital). The earnings at risk tables show net interest income and net income decreasing in a rising rate environment. The capital at risk tables show tangible equity capital, tier 1 risk-based capital, and total risk-based capital all remain well capitalized when shocked 400 basis points over a three year period. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2014 resulting from immediate rate shocks up to 400 basis points.

Earnings at Risk

Change in Interest	% Change in Net Interest Income			% Change in Net Income
Rates (basis points)	6/30/15	6/30/16	6/30/17	6/30/15	6/30/16	6/30/17
+400	(1.36)	(6.29)	(1.98)	(14.47)	(24.97)	(21.09)
+300	(1.19)	(3.28)	3.45	(14.00)	(16.59)	(5.94)
+200	(1.22)	(2.78)	7.00	(14.09)	(15.19)	3.93
+100	0.27	1.56	10.86	(9.95)	(3.20)	14.59
0	3.42	4.63	12.54	(1.21)	5.20	19.07

Capital at Risk

Change in Interest	Tangible Equity Capital			Tier 1 Risk-Based Capital			Total Risk-Based Capital
Rates (basis points)	6/30/15	6/30/16	6/30/17	6/30/15	6/30/16	6/30/17	6/30/15	6/30/16	6/30/17
+400	12.49	12.64	12.66	20.76	20.70	20.56	22.01	21.95	21.81
+300	12.49	12.68	12.76	20.76	20.76	20.71	22.01	22.01	21.96
+200	12.49	12.68	12.81	20.76	20.76	20.78	22.01	22.01	22.03
+100	12.51	12.76	12.96	20.79	20.88	21.00	22.04	22.13	22.25
0	12.56	12.88	13.13	20.85	21.03	21.22	22.10	22.28	22.47

Net Economic Value of Equity (NEVE) at Risk

At June 30, 2014
Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE
+400	37,363	51.98
+300	46,719	39.95
+200	57,507	26.08
+100	67,377	13.40
0	77,801	—

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2014 and 2013, our liquidity ratio averaged 36.3% and 40.1% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2014.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $12.7 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2014, we had $8.9 million in loan commitments outstanding, and $18.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2014 totaled $184.3 million, or 45.6% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2014 and 2013, we originated $81.8 million and $112.6 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $33.4 million for the year ended June 30, 2014, and a net increase in total deposits of $26.7 million for the year ended June 30, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $56.8 million at June 30, 2014. At June 30, 2014, we had the ability to borrow up to an additional $76.4 million from the Federal Home Loan Bank of Chicago based on our collateral and had the ability to borrow an additional $22.7 million from the Federal Reserve based upon current collateral pledged.

Iroquois Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See “Note 12– Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

The Consolidated Financial Statements, including supplemental data, of IF Bancorp begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2014. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, utilizing the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2014 is effective.

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

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 24, 2014 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2014 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2012 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	167,000	$16.63	314,125
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	167,000	$16.63	314,125

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)

3.2	Bylaws of IF Bancorp, Inc. (1)

4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)

10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Alan D. Martin (2)

10.2	Employment Agreement between IF Bancorp, Inc. and Alan D. Martin (2)

10.3	Change in Control Agreement of Pamela J. Verkler (2)

10.4	Change in Control Agreement of Walter H. Hasselbring, III (2)

10.5	Directors Non Qualified Retirement Plan (1)

10.6	IF Bancorp, Inc. 2012 Equity Incentive Plan (3)

21.0	List of Subsidiaries (1)

23.0	Consent of BKD, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (4)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013, and (vi) the notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(3)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2012.
(4)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 16, 2014	By:	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan D. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	September 16, 2014
Alan D. Martin

/s/ Pamela J. Verkler	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 16, 2014
Pamela J. Verkler

/s/ Gary Martin	Chairman of the Board	September 16, 2014
Gary Martin

/s/ Joseph A. Cowan	Director	September 16, 2014
Joseph A. Cowan

/s/ Wayne A. Lehmann	Director	September 16, 2014
Wayne A. Lehmann

/s/ Frank J. Simutis	Director	September 16, 2014
Frank J. Simutis

/s/ Dennis C. Wittenborn	Director	September 16, 2014
Dennis C. Wittenborn

/s/ Rodney E. Yergler	Director	September 16, 2014
Rodney E. Yergler

IF Bancorp, Inc.

Consolidated Financial Statements

Years Ended June 30, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

IF Bancorp, Inc.

Watseka, Illinois

We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (Company) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IF Bancorp, Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ BKD, LLP

Decatur, Illinois

September 22, 2014

IF Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2014 and 2013

(in thousands)

Assets

	2014	2013

Cash and due from banks	$12,615	$5,371
Interest-bearing demand deposits	116	1,209

Cash and cash equivalents	12,731	6,580

Interest-bearing time deposits in banks	250	250

Available-for-sale securities	184,586	200,827

Loans, net of allowance for loan losses of $3,958 and $3,938 at June 30, 2014 and 2013, respectively	329,924	315,775

Premises and equipment, net of accumulated depreciation of $5,253 and $5,193 at June 30, 2014 and 2013, respectively	5,124	4,293

Federal Home Loan Bank stock, at cost	5,425	5,425

Foreclosed assets held for sale	436	418

Accrued interest receivable	1,788	1,688

Bank-owned life insurance	8,025	7,757

Mortgage servicing rights	506	502

Deferred income taxes	2,059	3,213

Other	489	807

Total assets	$551,343	$547,535

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2014	2013

Liabilities
Deposits
Demand	$16,705	$12,820
Savings, NOW and money market	132,638	131,779
Certificates of deposit	219,675	188,775
Brokered certificates of deposit	35,575	37,829

Total deposits	404,593	371,203

Repurchase agreements	2,324	1,674
Federal Home Loan Bank advances	56,750	87,500
Advances from borrowers for taxes and insurance	997	966
Accrued post-retirement benefit obligation	2,387	2,344
Accrued interest payable	96	44
Other	2,110	2,055

Total liabilities	469,257	465,786

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 4,377,657 and 4,570,692 shares issued and outstanding at June 30, 2014 and 2013, respectively	44	46
Additional paid-in capital	46,689	46,451
Unearned ESOP shares, at cost, 327,165 and 346,410 shares at June 30, 2014 and 2013, respectively	(3,272)	(3,464)
Retained earnings	37,544	39,101
Accumulated other comprehensive income (loss), net of tax	1,081	(385)

Total stockholders’ equity	82,086	81,749

Total liabilities and stockholders’ equity	$551,343	$547,535

IF Bancorp, Inc.

Consolidated Statements of Income

Years Ended June 30, 2014 and 2013

(in thousands)

	2014	2013

Interest Income
Interest and fees on loans	$13,761	$12,445
Securities
Taxable	5,064	5,023
Tax-exempt	99	116
Federal Home Loan Bank dividends	29	15
Deposits with financial institutions	8	11

Total interest and dividend income	18,961	17,610

Interest Expense
Deposits	2,322	2,234
Federal Home Loan Bank advances and repurchase agreements	826	865

Total interest expense	3,148	3,099

Net Interest Income	15,813	14,511

Provision for Loan Losses	502	595

Net Interest Income After Provision for Loan Losses	15,311	13,916

Noninterest Income
Customer service fees	532	547
Other service charges and fees	109	271
Insurance commissions	684	704
Brokerage commissions	704	616
Net realized gains (losses) on sales of available-for-sale securities	(123)	724
Mortgage banking income, net	197	354
Gain on sale of loans	90	319
Bank-owned life insurance income, net	268	262
Other	607	692

Total noninterest income	3,068	4,489

See Notes to Consolidated Financial Statements

	2014	2013

Noninterest Expense
Compensation and benefits	$8,350	$7,892
Office occupancy	528	513
Equipment	869	943
Federal deposit insurance	279	291
Stationary, printing and office	171	165
Advertising	426	343
Professional services	348	381
Supervisory examination	152	141
Audit and accounting services	144	160
Organizational dues and subscriptions	50	48
Insurance bond premiums	121	115
Telephone and postage	262	282
Loss on foreclosed assets, net	202	55
Other	1,138	1,309

Total noninterest expense	13,040	12,638

Income Before Income Tax	5,339	5,767

Provision for Income Taxes	1,862	2,057

Net Income	$3,477	$3,710

Earnings Per Share:
Basic and diluted	$.84	$.86

Dividends Paid Per Share	$.10	$—

IF Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended June 30, 2014 and 2013

(in thousands)

	2014	2013

Net Income	$3,477	$3,710

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $962 and $(3,083) for 2014 and 2013, respectively	1,427	(5,045)

Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $(50) and $292 for 2014 and 2013, respectively	(73)	432

	1,500	(5,477)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(26) and $(44) for 2014 and 2013, respectively	(34)	(66)

Other comprehensive income (loss), net of tax	1,466	(5,543)

Comprehensive Income (Loss)	$4,943	$(1,833)

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2014 and 2013

(in thousands)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance, July 1, 2012	$48	$46,371	$(3,656)	$38,728	$5,158	$86,649

Net income	—	—	—	3,710	—	3,710

Other comprehensive income (loss)	—	—	—	—	(5,543)	(5,543)

Stock repurchase, 240,563 shares, average price $13.88 each	(2)	—	—	(3,337)	—	(3,339)

ESOP shares earned, 19,245 shares	—	80	192	—	—	272

Balance, June 30, 2013	46	46,451	(3,464)	39,101	(385)	81,749

Net income	—	—	—	3,477	—	3,477

Other comprehensive income	—	—	—	—	1,466	1,466

Dividends on common stock, $0.10 per share	—	—	—	(415)	—	(415)

Stock equity plan	1	118	—	—	—	119

Stock repurchase, 278,535 shares, average price $16.59 each	(3)	—	—	(4,619)	—	(4,622)

ESOP shares earned, 19,245 shares	—	120	192	—	—	312

Balance, June 30, 2014	$44	$46,689	$(3,272)	$37,544	$1,081	$82,086

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2014 and 2013

(in thousands)

	2014	2013

Operating Activities
Net income	$3,477	$3,710
Items not requiring (providing) cash
Depreciation	418	447
Provision for loan losses	502	595
Amortization of premiums and discounts on securities	964	1,293
Deferred income taxes	167	78
Net realized gains on loan sales	(287)	(673)
Net realized (gains) losses on sales of available-for-sale securities	123	(724)
Loss on foreclosed real estate held for sale	202	55
Bank-owned life insurance income, net	(268)	(262)
Originations of loans held for sale	(7,380)	(22,687)
Proceeds from sales of loans held for sale	7,842	23,187
ESOP compensation expense	312	272
Stock equity plan expense	119	—
Changes in
Accrued interest receivable	(100)	173
Other assets	317	382
Accrued interest payable	52	1
Post retirement benefit obligation	(16)	51
Other liabilities	55	168

Net cash provided by operating activities	6,499	6,066

Investing Activities
Purchases of available-for-sale securities	(73,331)	(159,881)
Proceeds from the sales of available-for-sale securities	81,718	147,917
Proceeds from maturities and paydowns of available-for-sale securities	9,279	25,022
Net change in loans	(15,500)	(57,518)
Purchase of FHLB stock owned	—	(1,250)
Purchase of premises and equipment	(1,249)	(383)
Proceeds from the sale of foreclosed assets	450	851

Net cash provided by (used in) investing activities	1,367	(45,242)

See Notes to Consolidated Financial Statements

	2014	2013

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$4,744	$306
Net increase in certificates of deposit, including brokered certificates	28,647	26,411
Net increase in advances from borrowers for taxes and insurance	31	11
Proceeds from Federal Home Loan Bank advances	395,750	588,000
Repayment of Federal Home Loan Bank advances	(426,500)	(575,500)
Net increase in repurchase agreements	650	1,674
Dividends paid	(415)	—
Stock purchase per stock repurchase plan	(4,622)	(3,339)

Net cash provided by (used in) financing activities	(1,715)	37,563

Increase (Decrease) in Cash and Cash Equivalents	6,151	(1,613)

Cash and Cash Equivalents, Beginning of Year	6,580	8,193

Cash and Cash Equivalents, End of Year	$12,731	$6,580

Supplemental Cash Flows Information

Interest paid	$3,096	$3,098

Income taxes paid (net of refunds)	$1,897	$2,165

Foreclosed assets acquired in settlement of loans	$670	$58

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

IF Bancorp, Inc., (“IF Bancorp” or the “Company”) is a Maryland corporation whose principal activity is the ownership and management of its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”).

The Association is primarily engaged in providing a full range of banking and financial services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston and Savoy, Illinois and Osage Beach, Missouri. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Association. The Company and Association are subject to competition from other financial institutions. The Company and Association are also subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2014 and 2013, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.

The Company’s interest bearing deposits are held at the Federal Home Loan Bank of Chicago and Federal Reserve Bank and are fully guaranteed for the entire amount in the account.

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

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	35-40 years
Furniture and equipment	3-5 years

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

June 30, 2014 and 2013

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

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

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiary.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weight-average number of common shares outstanding during each year. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and changes in the funded status of the postretirement health benefit plan.

Stock-based Compensation Plans

At June 30, 2014, the Company has stock-based compensation plans (stock options and restricted stock) which are described more fully in Note 15.

Transfers between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Recent and Future Accounting Requirements

FASB ASU 2014-04, Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized by Consumer Mortgage Loans Upon Foreclosure

In January 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-04 which affects all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015 which the entity’s annual or interim financial statements have not been made available for issuance. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2014:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$112,511	$2,773	$(622)	$114,662
Mortgage-backed:
GSE residential	67,033	721	(1,022)	66,732
State and political subdivisions	3,022	185	(15)	3,192

	$182,566	$3,679	$(1,659)	$184,586

June 30, 2013:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$121,162	$3,543	$(2,372)	$122,333
Mortgage-backed:
GSE residential	76,407	465	(2,263)	74,609
State and political subdivisions	3,750	175	(40)	3,885

	$201,319	$4,183	$(4,675)	$200,827

With the exception of U.S. Government and federal agency and GSE securities and Mortgage-backed-GSE residential securities with a book value of $112,511,000 and $67,033,000, respectively, and a market value of $114,662,000 and $66,732,000, respectively at June 30, 2014, the Company held no securities at June 30, 2014 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at June 30, 2014 and 2013 were issued by government sponsored enterprises.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The amortized cost and fair value of available-for-sale securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$13,228	$13,614
One to five years	32,732	34,401
Five to ten years	69,235	69,463
After ten years	338	376

	115,533	117,854
Mortgage-backed securities	67,033	66,732

Totals	$182,566	$184,586

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $50,144,000 at June 30, 2014 and $49,416,000 at June 30, 2013.

Gross gains of $1,174,000 and $829,000 and gross losses of $1,297,000 and $105,000 resulting from sales of available-for-sale securities were realized for 2014 and 2013, respectively. The tax provision (credit) applicable to these net realized gains (losses) amounted to approximately $(50,000) and $292,000, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2014 and 2013, was $69,616,000 and $107,019,000, respectively, which is approximately 37.7% and 53.3% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and 2013:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2014:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$6,616	$(148)	$17,370	$(474)	$23,986	$(622)
Mortgage-backed:
GSE residential	—	—	44,585	(1,022)	44,585	(1,022)
State and political subdivisions	—	—	1,045	(15)	1,045	(15)

Total temporarily impaired securities	$6,616	$(148)	$63,000	$(1,511)	$69,616	$(1,659)

June 30, 2013:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$55,825	$(2,372)	$—	$—	$55,825	$(2,372)
Mortgage-backed:
GSE residential	50,172	(2,263)	—	—	50,172	(2,263)
State and political subdivisions	1,022	(40)	—	—	1,022	(40)

Total temporarily impaired securities	$107,019	$(4,675)	$—	$—	$107,019	$(4,675)

The unrealized losses on the Company’s investment in residential mortgage-backed securities, state and political subdivisions, and U.S. Government and federal agency and Government sponsored enterprises were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Note 3:	Loans and Allowance for Loan Losses

Classes of loans at June 30, include:

	2014	2013

Real estate loans
One- to four-family, including home equity loans	$149,549	$147,221
Multi-family	61,603	58,442
Commercial	83,134	74,679
Home equity lines of credit	7,824	8,228
Construction	1,572	2,497
Commercial	23,120	19,695
Consumer	8,509	9,662

	335,311	320,424
Less
Unearned fees and discounts, net	104	67
Loans in process	1,325	644
Allowance for loan losses	3,958	3,938

Loans, net	$329,924	$315,775

The Company had loans held for sale included in one- to four-family real estate loans totaling $313,000 and $492,000 as of June 30, 2014 and 2013, respectively.

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s principal lending activity is the origination of one- to four-family residential mortgage loans but also includes multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois and Champaign, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one- to four-family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans or $750,000 for individual loans, and unsecured loans up to $300,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The Company’s lending can be summarized into six primary areas; one- to four-family residential mortgage loans, commercial real estate and multi-family real estate loans, home equity lines of credits, real estate construction, commercial business loans, and consumer loans.

One- to four-family Residential Mortgage Loans

The Company offers one- to four-family residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. In recent years there has been an increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, the Company has sold a substantial portion of the fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. Generally, the Company retains fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans originated in recent years due to the favorable long-term rates for borrower.

In addition, the Company also offers home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria used to underwrite one- to four-family residential mortgage loans.

As one- to four-family residential mortgage and home equity loan underwriting are subject to specific regulations, the Company typically underwrites its one- to four-family residential mortgage and home equity loans to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

Commercial Real Estate and Multi-Family Real Estate Loans

Commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, strip mall centers, churches, and farm loans secured by real estate. In underwriting commercial real estate and multi-family real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the Company.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Home Equity Lines of Credit

In addition to traditional one- to four-family residential mortgage loans and home equity loans, the Company offers home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria used to underwrite one- to four-family residential mortgage loans. As home equity lines of credit underwriting are subject to specific regulations, the Company typically underwrites its home equity lines of credit to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

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

Real Estate Construction Loans

The Company originates construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. The Company generally requires that a commitment for permanent financing be in place prior to closing the construction loan. The repayment of these loans is typically through permanent financing following completion of the construction. Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Consumer Loans

Consumer loans consist of installment loans to individuals, primarily automotive loans. These loans are underwritten utilizing the borrower’s financial history, including the Fair Isaac Corporation (“FICO”) credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower. Consumer loans may be underwritten with terms up to seven years, fully amortized. Unsecured loans are limited to twelve months. Loan-to-value ratios vary based on the type of collateral. The Company has established minimum standards and underwriting guidelines for all consumer loan collateral types.

Loan Concentrations

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $144,737,000 and $133,121,000 as of June 30, 2014 and 2013, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $13,688,000 and $15,692,000 at June 30, 2014 and 2013, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $24,772,000 and $27,695,000 at June 30, 2014 and 2013, respectively, of which $7,893,000 and $9,803,000, at June 30, 2014 and 2013 were outside of our primary market area. These participation loans are secured by real estate and other business assets.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2014 and 2013:

	2014
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction

Allowance for loan losses:
Balance, beginning of year	$1,616	$797	$838	$90	$24
Provision charged to expense	143	45	158	37	(14)
Losses charged off	(418)	—	(28)	(16)	—
Recoveries	50	—	—	—	—

Balance, end of period	$1,391	$842	$968	$111	$10

Ending balance: individually evaluated for impairment	$143	$—	$35	$21	$—

Ending balance: collectively evaluated for impairment	$1,248	$842	$933	$90	$10

Loans:
Ending balance	$149,549	$61,603	$83,134	$7,824	$1,572

Ending balance: individually evaluated for impairment	$2,781	$1,621	$55	$28	$—

Ending balance: collectively evaluated for impairment	$146,768	$59,982	$83,079	$7,796	$1,572

	2014 (Continued)
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$431	$104	$38	$3,938
Provision charged to expense	150	21	(38)	502
Losses charged off	(38)	(38)	—	(538)
Recoveries	—	6	—	56

Balance, end of year	$543	$93	$—	$3,958

Ending balance: individually evaluated for impairment	$—	$16	$—	$215

Ending balance: collectively evaluated for impairment	$543	$77	$—	$3,743

Loans:
Ending balance	$23,120	$8,509	$—	$335,311

Ending balance: individually evaluated for impairment	$29	$31	$—	$4,545

Ending balance: collectively evaluated for impairment	$23,091	$8,478	$—	$330,766

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

	2013
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction

Allowance for loan losses:
Balance, beginning of year	$1,940	$679	$245	$81	$78
Provision charged to expense	(295)	118	638	17	(54)
Losses charged off	(78)	—	(45)	(8)	—
Recoveries	49	—	—	—	—

Balance, end of period	$1,616	$797	$838	$90	$24

Ending balance: individually evaluated for impairment	$403	$—	$8	$—	$—

Ending balance: collectively evaluated for impairment	$1,213	$797	$830	$90	$24

Loans:
Ending balance	$147,221	$58,442	$74,679	$8,228	$2,497

Ending balance: individually evaluated for impairment	$4,100	$1,706	$194	$—	$—

Ending balance: collectively evaluated for impairment	$143,121	$56,736	$74,485	$8,228	$2,497

	2013 (Continued)
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$347	$139	$22	$3,531
Provision charged to expense	134	21	16	595
Losses charged off	(50)	(69)	—	(250)
Recoveries	—	13	—	62

Balance, end of year	$431	$104	$38	$3,938

Ending balance: individually evaluated for impairment	$5	$25	$—	$441

Ending balance: collectively evaluated for impairment	$426	$79	$38	$3,497

Loans:
Ending balance	$19,695	$9,662	$—	$320,424

Ending balance: individually evaluated for impairment	$242	$64	$—	$6,306

Ending balance: collectively evaluated for impairment	$19,453	$9,598	$—	$314,118

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

Credit Quality Indicators

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

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

Residential One- to four-family and Equity Lines of Credit Real Estate: The residential one- to four-family real estate loans are generally secured by owner-occupied one- to four-family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

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

The following tables present the credit risk profile of the Company’s loan portfolio, as of June 30, 2014 and 2013, based on rating category and payment activity:

	Real Estate Loans
June 30, 2014	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction

Pass	$146,124	$59,806	$81,152	$7,797	$1,572
Watch	782	1,501	336	—	—
Substandard	2,643	296	1,646	27	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$149,549	$61,603	$83,134	$7,824	$1,572

June 30, 2014, (Continued)	Commercial	Consumer	Total

Pass	$20,636	$8,477	$325,564
Watch	—	—	2,619
Substandard	2,484	32	7,128
Doubtful	—	—	—
Loss	—	—	—

Total	$23,120	$8,509	$335,311

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

	Real Estate Loans
June 30, 2013	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction

Pass	$142,607	$56,554	$74,115	$8,228	$2,497
Watch	483	182	370	—	—
Substandard	4,131	1,706	148	—	—
Doubtful	—	—	46	—	—
Loss	—	—	—	—	—

Total	$147,221	$58,442	$74,679	$8,228	$2,497

June 30, 2013, (Continued)	Commercial	Consumer	Total

Pass	$18,443	$9,598	$312,042
Watch	1,010	—	2,045
Substandard	242	64	6,291
Doubtful	—	—	46
Loss	—	—	—

Total	$19,695	$9,662	$320,424

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2014 and 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

June 30, 2014
Real estate loans:
One- to four-family	$2,985	$876	$1,500	$5,361	$144,188	$149,549	$182
Multi-family	—	—	—	—	61,603	61,603	—
Commercial	—	349	—	349	82,785	83,134	—
Home equity lines of credit	49	36	—	85	7,739	7,824	—
Construction	—	—	—	—	1,572	1,572	—
Commercial	—	—	—	—	23,120	23,120	—
Consumer	97	33	—	130	8,379	8,509	—

Total	$3,131	$1,294	$1,500	$5,925	$329,386	$335,311	$182

June 30, 2013
Real estate loans:
One- to four-family	$2,502	$827	$2,472	$5,801	$141,420	$147,221	$30
Multi-family	—	—	—	—	58,442	58,442	—
Commercial	343	—	46	389	74,290	74,679	—
Home equity lines of credit	144	8	—	152	8,076	8,228	—
Construction	—	—	—	—	2,497	2,497	—
Commercial	—	15	—	15	19,680	19,695	—
Consumer	105	50	44	199	9,463	9,662	—

Total	$3,094	$900	$2,562	$6,556	$313,868	$320,424	$30

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2014 and 2013:

	June 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

Loans without a specific allowance:
Real estate loans:
One- to four-family	$2,107	$2,107	$—	$2,174	$25	$31
Multi-family	1,621	1,621	—	1,664	78	94
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	29	29	—	—	—	—
Consumer	15	15	—	26	—	—

Loans with a specific allowance:
Real estate loans:
One- to four-family	$674	$674	$143	$689	$1	$1
Multi-family	—	—	—	—	—	—
Commercial	55	55	35	59	—	—
Home equity lines of credit	28	28	21	29	1	1
Construction	—	—	—	—	—	—
Commercial	—	—	—	34	—	—
Consumer	16	16	16	19	1	1

Total:
Real estate loans:
One- to four-family	$2,781	$2,781	$143	$2,863	$26	$32
Multi-family	1,621	1,621	—	1,664	78	94
Commercial	55	55	35	59	—	—
Home equity lines of credit	28	28	21	29	1	1
Construction	—	—	—	—	—	—
Commercial	29	29	—	34	—	—
Consumer	31	31	16	45	1	1

Total	$4,545	$4,545	$215	$4,694	$106	$128

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

	June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

Loans without a specific allowance:
Real estate loans:
One- to four-family	$2,375	$2,375	$—	$2,405	$14	$19
Multi-family	1,706	1,706	—	1,773	3	5
Commercial	148	148	—	154	6	7
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	204	204	—	233	13	14
Consumer	2	2	—	3	—	—

Loans with a specific allowance:
Real estate loans:
One- to four-family	$1,725	$1,725	$403	$1,741	$6	$9
Multi-family	—	—	—	—	—	—
Commercial	46	46	8	70	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	38	38	5	40	—	1
Consumer	62	62	25	75	2	3

Total:
Real estate loans:
One- to four-family	$4,100	$4,100	$403	$4,146	$20	$28
Multi-family	1,706	1,706	—	1,773	3	5
Commercial	194	194	8	224	6	7
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	242	242	5	273	13	15
Consumer	64	64	25	78	2	3

Total	$6,306	$6,306	$441	$6,494	$44	$58

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The following table presents the Company’s nonaccrual loans at June 30, 2014 and 2013:

	2014	2013

Real estate loans
One- to four-family, including home equity loans	$2,146	$3,439
Multi-family	296	353
Commercial	55	194
Home equity lines of credit	28	—
Construction	—	—
Commercial	29	242
Consumer	30	64

Total	$2,584	$4,292

At June 30, 2014 and 2013, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of June 30, 2014 and 2013. As of June 30, 2014 all loans listed were on nonaccrual except for nine, one- to four-family residential loans totaling $635,000 and one multi-family loan for $1.3 million. As of June 30, 2013 all loans listed were on nonaccrual except for eight, one- to four-family residential loans totaling $661,000, and one multi-family loan for $1.4 million.

	June 30, 2014	June 30, 2013

Real estate loans
One- to four-family	$1,477	$1,808
Multi-family	1,335	1,379
Commercial	15	46
Home equity lines of credit	—	—

Total real estate loans	2,827	3,233

Construction	—	—
Commercial	29	39
Consumer	—	2

Total	$2,856	$3,274

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The following table represents loans modified as troubled debt restructurings during the years ending June 30, 2014 and 2013:

	Year Ended June 30, 2014		Year Ended June 30, 2013
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Real estate loans:
One- to four-family	2	$13	2	$176
Home equity lines of credit	—	—	—	—
Multi-family	—	—	1	25
Commercial	1	15	—	—

Total real estate loans	3	28	3	201

Construction	—	—	—	—
Commercial	—	—	1	38
Consumer loans	—	—	—	—

Total	3	$28	4	$239

2014 Modifications

During the year ended June 30, 2014, the Company modified two one- to four-family residential real estate loans, with a recorded investment of $13,000, which were deemed TDRs. One of the modifications included a one year increase in the interest rate, while the other did not include an interest rate adjustment. Both of the modifications involved payment adjustments or maturity concessions, and did not result in a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific allowances of $13,000 based upon the fair value of the collateral.

The Company modified one commercial real estate loan during 2014, which had recorded investment of $15,000 prior to modification and was deemed a TDR. The modification resulted in an increase in the interest rate.

2013 Modifications

During the year ended June 30, 2013, the Company modified two one- to four-family residential real estate loans, with a recorded investment of $176,000, one multi-family residential real estate loans with a recorded investment of $25,000, and one commercial business loan with a recorded investment of $38,000.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

TDRs with Defaults

The Company had three TDRs, all one- to four-family residential loans totaling $384,000 that were in default as of June 30, 2014, and were restructured in prior years. All three loans were in foreclosure. The Company had three TDRs, all one- to four-family residential loans totaling $460,000 that were in default as of June 30, 2013, and were restructured in the prior years. All of these loans were in foreclosure at June 30, 2013. A fourth loan, a commercial real estate loan for $46,000, defaulted during 2013 and was in foreclosure at June 30, 2013. The Company defines a default as any loan that becomes 90 days or more past due.

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

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2014	2013

Land	$895	$824
Buildings and improvements	6,165	5,376
Furniture and equipment	3,317	3,286

	10,377	9,486
Less accumulated depreciation	5,253	5,193

Net premises and equipment	$5,124	$4,293

Note 5:	Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $74,017,000 and $74,730,000 at June 30, 2014 and 2013, respectively.

Custodial escrow balances in connection with the foregoing loan servicing were $825,000 and $783,000 at June 30, 2014 and 2013, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2014 and 2013 was $506,000 and $502,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2014	2013

Fair value, beginning of period	$502	$329
Additions:
Servicing assets resulting from asset transfers	60	175
Subtractions:
Payments received and loans refinanced	(53)	(112)
Changes in fair value, due to changes in valuation inputs or assumptions	(3)	110

Fair value, end of period	$506	$502

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 6:	Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $155,529,000 at June 30, 2014 and $132,183,000 at June 30, 2013.

The following table represents interest expense by deposit type:

	2014	2013

Savings, NOW, and Money Market	$247	$303
Certificates of deposit	1,927	1,843
Brokered certificates of deposit	148	88

Total deposit interest expense	$2,322	$2,234

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

At June 30, 2014, the scheduled maturities of time deposits are as follows:

2015	$184,324
2016	38,034
2017	29,269
2018	1,645
2019	1,978

$255,250

Note 7:	Federal Home Loan Bank Advances

The Federal Home Loan Bank advances totaled $56,750,000 and $87,500,000 as of June 30, 2014 and 2013, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate, and HELOC loans totaling $220,267,000 at June 30, 2014. Advances at June 30, 2014, at interest rates from 0.15 to 4.55 percent are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2014, are:

2015	$40,750
2016	—
2017	15,000
2018	1,000

$56,750

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by U.S. Government and federal agency and Government – sponsored enterprises and such collateral is held by the Company’s safekeeping agent. The maximum amount of outstanding agreements at any month end during 2014 and 2013 totaled $2,324,000 and $1,691,000, respectively, and the monthly average of such agreements totaled $2,165,000 and $692,000 for 2014 and 2013, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Note 9:	Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois and Missouri. During the years ended June 30, 2014 and 2013, the Company did not recognize expense for interest or penalties.

The provision for income taxes includes these components:

	2014	2013

Taxes currently payable	$1,695	$1,979
Deferred income taxes	167	78

Income tax expense	$1,862	$2,057

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2014	2013

Computed at the statutory rate (34%)	$1,815	$1,961
Increase (decrease) resulting from
Tax exempt interest	(10)	(16)
Cash surrender value of life insurance	(91)	(89)
State income taxes	211	237
Other	(63)	(36)

Actual tax expense	$1,862	$2,057

Tax rate as a percentage of pre-tax income	34.9%	35.7%

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2014	2013

Deferred tax assets
Allowance for loan losses	$1,592	$1,592
Reserve for uncollectible interest	46	49
Accrued retirement liability	904	911
Deferred compensation	338	275
Deferred loan fees	145	111
Charitable foundation contribution	686	943
Postretirement health plan	57	33
Unrealized losses on available-for-sale securities	—	198
Other	23	—

	3,791	4,112

Deferred tax liabilities
Depreciation	(395)	(382)
Unrealized gains on available-for-sale securities	(814)	—
Federal Home Loan Bank stock dividends	(313)	(313)
Mortgage servicing rights	(204)	(202)
Other	(6)	(2)

	(1,732)	(899)

Net deferred tax asset	$2,059	$3,213

Retained earnings at both June 30, 2014 and 2013, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $754,000 at both June 30, 2014 and 2013.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

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

Note 10:	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	2014	2013

Net unrealized gains on securities available for sale	$2,020	$(492)
Net unrealized postretirement health benefit plan obligations	(211)	(152)

	1,809	(644)
Tax effect	(728)	259

Net-of-tax amount	$1,081	$(385)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Note 11:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2014 and 2013, were as follows:

	Amounts Reclassified
	From AOCI
			Affected Line Item in the
			Condensed Consolidated
	2014	2013	Statements of Income

Unrealized gains (losses) on available-for-sale securities	$(123)	$724	Net realized gains on sale of available-for-sale securities

Amortization of defined benefit pension items:

Transition obligation	32	32	Components are included in
Actuarial losses	(44)	(76)	computation of net
Prior service costs	(48)	(48)	periodic pension cost

Total reclassified amount before tax	(183)	632

Tax expense	74	(255)	Provision for Income Tax

Total reclassification out of AOCI	$(109)	$377	Net Income

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Note 12:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of June 30, 2014 and 2013, that the Association meets all capital adequacy requirements to which they are subject.

As of June 30, 2014, the most recent notification from regulators categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum amounts and ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association’s category.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement			Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2014
Total capital (to risk-weighted assets)
Company	$84,912	26.30%	$	N/A	N/A	$	N/A	N/A
Association	70,545	21.90%		25,775	8.0%		32,219	10.0%

Tier 1 capital (to risk-weighted assets)
Company	80,954	25.07%		N/A	N/A		N/A	N/A
Association	66,587	20.67%		N/A	N/A		19,331	6.0%

Tier 1 capital (to adjusted total assets)
Company	80,954	14.71%		N/A	N/A		N/A	N/A
Association	66,587	12.12%		16,486	3.0%		27,476	5.0%

Tangible capital (to adjusted total assets)
Company	80,954	14.71%		N/A	N/A		N/A	N/A
Association	66,587	12.12%		8,243	1.5%		N/A	N/A

As of June 30, 2013
Total capital (to risk-weighted assets)
Company	$85,940	27.9%	$	N/A	N/A	$	N/A	N/A
Association	66,467	21.6%		24,669	8.0%		30,836	10.0%

Tier 1 capital (to risk-weighted assets)
Company	82,084	26.6%		N/A	N/A		N/A	N/A
Association	62,611	20.3%		N/A	N/A		18,502	6.0%

Tier 1 capital (to adjusted total assets)
Company	82,084	15.0%		N/A	N/A		N/A	N/A
Association	62,611	11.4%		16,408	3.0%		27,346	5.0%

Tangible capital (to adjusted total assets)
Company	82,084	15.0%		N/A	N/A		N/A	N/A
Association	62,611	11.4%		8,204	1.5%		N/A	N/A

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The following is a reconciliation of the Association equity amounts included in the consolidated balance sheets to the amounts reflected for regulatory purposes:

	2014	2013

Association equity	$67,719	$62,276
Less net unrealized gains	1,207	(294)
Less disallowed servicing amounts	51	50
Less postretirement benefit plan	(126)	(91)

Tier 1 capital	66,587	62,611

Plus allowance for loan losses subject to limit	3,958	3,856

Total risk-based capital	$70,545	$66,467

The Association’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the previous tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for the calendar year and retained net income for the preceding two calendar years.

Note 13:	Related Party Transactions

At June 30, 2014 and 2013, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2014	2013

Balance, beginning of year	$5,034	$4,651
New loans	107	1,392
Repayments	(622)	(1,009)

Balance, end of year	$4,519	$5,034

Deposits from related parties held by the Company at June 30, 2014 and 2013 totaled $1,077,000 and $888,000, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

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

Note 14:	Employee Benefits

The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $86,000 to the plan in fiscal year 2015.

The Company uses a June 30 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2014	2013

Change in benefit obligation
Beginning of year	$2,344	$2,149
Service cost	53	38
Interest cost	86	79
Actuarial gain (loss)	(18)	146
Benefits paid	(78)	(68)

End of year	$2,387	$2,344

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Significant balances, costs and assumptions are:

	Postretirement Plan
	2014	2013

Benefit obligation	$2,387	$2,344
Fair value of plan assets	—	—

Funded status	$(2,387)	$(2,344)

Accumulated benefit obligation	$2,387	$2,344

Amounts recognized in the consolidated balance sheets:

Accrued benefit cost	$2,387	$2,344

Components of net periodic benefit cost:

	2014	2013

Service cost	$53	$38
Interest cost	86	79
Amortization of prior service credit	(48)	(48)
Amortization of transition amount	33	33
Amortization of (Gain) or Loss	12	1

	$136	$103

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2014	2013

Net loss	$337	$368
Prior service credit	(178)	(226)
Transition obligation	25	58

	$184	$200

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Other significant balances and costs are:

	2014	2013

Employer contribution	$78	$68
Benefits paid	78	68
Benefit costs	136	103

Other changes in plan assets and benefit obligations recognized in other comprehensive income are described in Note 11.

The estimated net loss, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $(9,000), $48,000, and $(25,000), respectively.

Discount rates of 4.26% and 3.75% were used in 2014 and 2013, respectively, to determine the benefit obligations and benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage-Point Increase	One- Percentage-Point Decrease

Effect on total of service and interest cost components	$5	$(6)
Effect on postretirement benefit obligation	52	(61)

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014 and 2013, respectively. The rate was assumed to decrease gradually to 5% by the year 2025 and remain at that level thereafter.

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2014:

2015	$96
2016	114
2017	123
2018	138
2019	147
2020-2024	914

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of an employee’s contribution. Employer contributions charged to expense for 2014 and 2013 were $53,000 and $48,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2014 and 2013 were $462,000 and $426,000, respectively.

The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent and will be evaluated on an annual basis. The deferred compensation charged to expense totaled $249,000 and $51,000 for the years ended June 30, 2014 and 2013, respectively. The agreements’ accrued liability of $840,000 and $656,000 as of June 30, 2014 and 2013, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2015	$65
2016	65
2017	65
2018	67
2019	84
Thereafter	2,673

$3,019

Note 15:	Stock-based Compensation

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

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

A summary of ESOP shares at June 30, 2014 and 2013 are as follows (dollars in thousands):

	2014	2013

Allocated shares	37,571	19,245
Shares committed for release	19,245	19,245
Unearned shares	327,165	346,410

Total ESOP shares	383,981	384,900

Fair value of unearned ESOP shares (1)	$5,395	$5,293

(1)	Based on closing price of $16.49 and $15.28 per share on June 30, 2014, and 2013, respectively.

During the year ended June 30, 2014, 919 ESOP shares were paid to ESOP participants due to separation from service.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. As of June 30, 2014, there were 106,950 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the year ended June 30, 2014 (dollars in thousands):

	Shares	Weighted- Average Exercise Price/Share		Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, June 30, 2013	—		$—
Granted	167,000		16.63
Exercised	—		—
Forfeited	—		—

Outstanding, June 30, 2014	167,000		$16.63	9.50	$—	(1)

Exercisable, June 30, 2014	—	$	N/A	N/A	$—

(1)	Based on closing price of $16.49 per share on June 30, 2014.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

The weighted-average assumptions used in the Black-Scholes option pricing model for the grants made on December 10, 2013, were as follows:

Risk-free interest rates	2.17%
Expected dividend yield	0.60%
Expected stock volatility	9.87%
Expected life (years)	7.00
Exercise price	$16.63

There were no options that vested during the year ended June 30, 2014. Total unrecognized compensation cost related to non-vested stock options was $389,000 at June 30, 2014 and is expected to be recognized over a weighted-average period of 6.5 years.

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2014:

	Shares	Weighted- Average Grant-Date Fair Value

Balance, June 30, 2013	—	$—
Granted	85,500	16.63
Forfeited	—	—
Earned and issued	—	—

Balance, June 30, 2014	85,500	$16.63

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. The weighted-average grant date fair value of restricted stock granted during the year ended June 30, 2014 was $16.63 per share or $1.4 million. Unrecognized compensation expense for non-vested restricted stock awards was $1.3 million and is expected to be recognized over 9 1/2 years with a corresponding credit to paid-in capital.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Note 16:	Earnings Per Share (“EPS”)

Basic and diluted earnings per common share are presented for the years ended June 30, 2014 and 2013. The factors used in the earnings per common share computation follow:

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013

Net income	$3,477	$3,710

Basic Weighted average shares outstanding	4,474,147	4,677,069
Less: Average unallocated ESOP shares	(336,788)	(356,033)

Average shares outstanding	4,137,359	4,321,036

Diluted effect of restricted stock awards and stock options	—	—

Diluted average shares outstanding	4,137,359	4,321,036

Basic earnings per common share	$.84	$.86

Diluted earnings per common share	$.84	$.86

During the year ended June 30, 2014, the Company announced two stock repurchase plans. Under the first repurchase program, which was announced on September 11, 2013, the Company could repurchase up to 228,535 shares of its common stock, or approximately 5% of the then current outstanding shares. This stock repurchase plan was completed on January 27, 2014, and the average price per share was $16.61. Under the second repurchase program, which was announced on May 14, 2014, the Company could repurchase up to 221,383 shares of its common stock, or approximately 5% of the then current outstanding shares. As of June 30, 2014, 50,000 shares were repurchased at an average price of $16.50.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock will vest over 10 years and the stock options will vest over 7 years, both starting in December 2014. The 167,000 in stock options and 84,787 shares of non-vested restricted stock were not included in the computation of diluted earnings per share as the stock awards were considered antidilutive for the year ended June 30, 2014.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Note 17:	Disclosures about Fair Value of Assets

Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2014:
Available-for-sale securities:
US Government and federal agency	$114,662	$—	$114,662	$—
Mortgage-backed securities – GSE residential	66,732	—	66,732	—
State and political subdivisions	3,192	—	3,192	—

Mortgage servicing rights	506	—	—	506

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2014 or 2013. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivision. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of June 30, 2014 or 2013.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Management measures mortgage servicing rights through the completion of a proprietary model. Inputs to the model are developed by the accounting staff and are reviewed by management. The model is tested annually using baseline data to check its accuracy.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2012	$329

Total realized and unrealized gains and losses included in net income	110
Servicing rights that result from asset transfers	175
Payments received and loans refinanced	(112)

Balance, June 30, 2013	502

Total realized and unrealized gains and losses included in net income	(3)
Servicing rights that result from asset transfers	60
Payments received and loans refinanced	(53)

Balance, June 30, 2014	$506

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(3)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2014:

Impaired loans (collateral dependent)	$401	$—	$—	$401
Foreclosed assets	38	—	—	38

June 30, 2013:

Impaired loans (collateral dependent)	$581	$—	$—	$581
Foreclosed assets	399	—	—	399

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the years ended June 30, 2014 and 2013:

	2014	2013

Impaired loans (collateral dependent)	$51,000	$550,000
Foreclosed and repossessed assets held for sale	(75,000)	(97,000)

Total losses on assets measured on a non-recurring basis	$(24,000)	$453,000

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$506	Discounted cash flow	Discount rate	10.0% - 11.0% (10.0%)

			Constant prepayment rate	10.8% - 13.1% (11.9%)

			Probability of default	.13% - .26% (.25%)

Impaired loans (collateral dependent)	401	Market comparable properties	Marketability discount	0% - 24% (23.7%)

Foreclosed assets	38	Market comparable properties	Comparability adjustments (%)	24% (24%)

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$502	Discounted cash flow	Discount rate	10.5% - 11.5% (10.5%)

			Constant prepayment rate	10.7% - 12.68% (11.74%)

			Probability of default	.20% - .35% (.34%)

Impaired loans (collateral dependent)	581	Market comparable properties	Marketability discount	16% - 24% (23%)

Foreclosed assets	399	Market comparable properties	Comparability adjustments (%)	16% (16%)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and 2013.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2014:
Financial assets
Cash and cash equivalents	$12,731	$12,731	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	329,924	—	—	333,282
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,788	—	1,788	—

Financial liabilities
Deposits	404,593	—	149,343	255,451
Repurchase agreements	2,324	—	2,324	—
Federal Home Loan Bank advances	56,750	—	58,146	—
Advances from borrowers for taxes and insurance	997	—	997	—
Accrued interest payable	96	—	96	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

The Company generates commercial, mortgage and consumer loans and receives deposits from customers located in Watseka, Danville, Clifton, Hoopeston, and Savoy, Illinois and within a 100-mile radius of the Company’s various locations. The Company generates commercial, mortgage and consumer loans from its location in Osage Beach, Missouri. The Company’s loans are generally secured by specific items of collateral including real property and consumer assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in the Company’s various locations.

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

At June 30, 2014 and 2013, the Company had outstanding commitments to originate loans aggregating approximately $8,949,000 and $12,020,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $2,266,000 and $8,520,000 at June 30, 2014 and 2013, respectively, with the remainder subject to adjustable interest rates. The weighted average interest rates for fixed rate loan commitments were 4.74% and 3.80% as of June 30, 2014 and 2013, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

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

At June 30, 2014, the Company had granted unused lines of credit to borrowers aggregating approximately $12,919,000 and $5,744,000 for commercial lines and open-end consumer lines, respectively. At June 30, 2013, the Company had granted unused lines of credit to borrowers aggregating approximately $10,451,000 and $5,412,000 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

At June 30, 2014 and 2013, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Note 20:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2014 and 2013:

Condensed Balance Sheet

	June 30, 2014	June 30, 2013
Assets
Cash and due from banks	$10,272	$14,969
Investment in common stock of subsidiary	67,719	62,276
ESOP loan	3,413	3,562
Deferred income taxes	686	942

Total assets	$82,090	$81,749

Liabilities
Other liabilities	$4	$—

Total liabilities	4	—

Stockholders’ Equity	82,086	81,749

Total liabilities and stockholders’ equity	$82,090	$81,749

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Condensed Statement of Income and Comprehensive Income (Loss)

	Year Ending June 30, 2014	Year Ending June 30, 2013

Income
Interest on ESOP loan	$114	$119
Deposits with financial institutions	—	—

Total income	114	119

Expense
Interest expense	—	—
Charitable contributions	—	—
Other	161	209

Total expense	161	209

Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(47)	(90)

Benefit for Income Taxes	(13)	(33)

Loss Before Equity in Undistributed Loss of Subsidiary	(34)	(57)

Equity in Undistributed Income of Subsidiary	3,511	3,767

Net Income	$3,477	$3,710

Comprehensive Income (Loss)	$4,943	$(1,833)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

(Table dollar amounts in thousands)

Condensed Statement of Cash Flows

	Year Ending June 30, 2014	Year Ending June 30, 2013

Cash flows from operating activities
Net income	$3,477	$3,710

Items not requiring (providing) cash
Deferred income tax	256	221
Net change in other liabilities	4	—
Earnings from subsidiary	(3,511)	(3,767)

Net cash provided by operating activities	226	164

Cash flows from financing activities
Stock purchase per stock repurchase plan	(4,622)	(3,339)
Dividends paid	(450)	—
Loan for ESOP	149	143

Net cash used in financing activities	(4,923)	(3,196)

Net Change in Cash and Cash Equivalents	(4,697)	(3,032)

Cash and Cash Equivalents at Beginning of Year	14,969	18,001

Cash and Cash Equivalents at End of Year	$10,272	$14,969