Form 10-Q
period 2014-09-30
IF Bancorp, Inc.
filed 2014-11-10
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

The Registrant had 4,377,657 shares of common stock, par value $0.01 per share, issued and outstanding as of November 3, 2014.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	September 30,	June 30,
	2014	2014
	(Unaudited)
Assets
Cash and due from banks	$11,096	$12,615
Interest-bearing demand deposits	538	116

Cash and cash equivalents	11,634	12,731

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	171,771	184,586
Loans, net of allowance for loan losses of $4,037 and $3,958 at September 30, 2014 and June 30, 2014, respectively	332,250	329,924
Premises and equipment, net of accumulated depreciation of $5,363 and $5,253 at September 30, 2014 and June 30, 2014, respectively	5,014	5,124
Federal Home Loan Bank stock, at cost	5,425	5,425
Foreclosed assets held for sale	602	436
Accrued interest receivable	1,770	1,788
Bank-owned life insurance	8,092	8,025
Mortgage servicing rights	515	506
Deferred income taxes	2,534	2,059
Other	288	489

Total assets	$540,145	$551,343

Liabilities and Equity
Liabilities
Deposits
Demand	$13,349	$16,705
Savings, NOW and money market	123,290	132,638
Certificates of deposit	229,701	219,675
Brokered certificates of deposit	39,968	35,575

Total deposits	406,308	404,593

Repurchase agreements	2,684	2,324
Federal Home Loan Bank advances	44,000	56,750
Advances from borrowers for taxes and insurance	677	997
Accrued post-retirement benefit obligation	2,402	2,387
Accrued interest payable	111	96
Other	1,763	2,110

Total liabilities	457,945	469,257

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 4,377,657 shares issued and outstanding at both September 30, 2014 and June 30, 2014	44	44
Additional paid-in capital	46,773	46,689
Unearned ESOP shares, at cost, 322,354 and 327,165 shares at September 30, 2014 and June 30, 2014, respectively	(3,224)	(3,272)
Retained earnings	38,096	37,544
Accumulated other comprehensive income, net of tax	511	1,081

Total stockholders’ equity	82,200	82,086

Total liabilities and equity	$540,145	$551,343

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2014	2013
Interest and Dividend Income
Interest and fees on loans	$3,501	$3,391
Securities:
Taxable	1,135	1,120
Tax-exempt	32	28
Federal Home Loan Bank dividends	9	4
Deposits with other financial institutions	3	3

Total interest and dividend income	4,680	4,546

Interest Expense
Deposits	625	572
Federal Home Loan Bank advances	197	200

Total interest expense	822	772

Net Interest Income	3,858	3,774
Provision for Loan Losses	104	179

Net Interest Income After Provision for Loan Losses	3,754	3,595

Noninterest Income
Customer service fees	134	148
Other service charges and fees	28	46
Insurance commissions	199	198
Brokerage commissions	197	168
Net realized losses on sales of available-for-sale securities	(98)	(60)
Mortgage banking income, net	56	62
Gain on sale of loans	32	45
Bank-owned life insurance income, net	67	67
Other	150	147

Total noninterest income	765	821

Noninterest Expense
Compensation and benefits	2,050	2,118
Office occupancy	141	129
Equipment	284	217
Federal deposit insurance	79	63
Stationary, printing and office	45	37
Advertising	107	89
Professional services	127	116
Supervisory examinations	35	37
Audit and accounting services	46	49
Organizational dues and subscriptions	17	17
Insurance bond premiums	28	28
Telephone and postage	61	60
Loss on foreclosed assets, net	15	116
Other	284	247

Total noninterest expense	3,319	3,323

Income Before Income Tax	1,200	1,093
Provision for Income Tax	429	351

Net Income	$771	$742

Earnings Per Share:
Basic and diluted	$.19	$.18
Dividends declared per common share	$.05	$.05

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2014	2013
Net Income	$771	$742
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(423) and $(131), for 2014 and 2013, respectively	(630)	(194)
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $(39) and $(24) for 2014 and 2013, respectively	(59)	(36)

	(571)	(158)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $0 and $(6) for 2014 and 2013, respectively	1	(9)

Other comprehensive loss, net of tax	(570)	(167)

Comprehensive Income	$201	$575

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
For the three months ended September 30, 2014
Balance, July 1, 2014	$44	$46,689	$(3,272)	$37,544	$1,081	$82,086
Net income	—	—	—	771	—	771
Other comprehensive loss	—	—	—	—	(570)	(570)
Dividends on common stock, $0.05 per share	—	—	—	(219)	—	(219)
Stock equity plan	—	51	—	—	—	51
ESOP shares earned, 4,811 shares	—	33	48	—	—	81

Balance, September 30, 2014	$44	$46,773	$(3,224)	$38,096	$511	$82,200

For the three months ended September 30, 2013
Balance, July 1, 2013	$46	$46,451	$(3,464)	$39,101	$(385)	$81,749
Net income	—	—	—	742	—	742
Other comprehensive loss	—	—	—	—	(167)	(167)
Dividends on common stock, $0.05 per share	—	—	—	(229)	—	(229)
Stock repurchase, 500 shares, average price $16.00 each	—	—	—	(7)	—	(7)
ESOP shares earned, 4,811 shares	—	28	48	—	—	76

Balance, September 30, 2013	$46	$46,479	$(3,416)	$39,607	$(552)	$82,164

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2014	2013
Operating Activities
Net income	$771	$742
Items not requiring (providing) cash
Depreciation	110	105
Provision for loan losses	104	179
Amortization of premiums and discounts on securities	167	290
Deferred income taxes	(91)	(18)
Net realized gains on loan sales	(88)	(107)
Net realized losses on sales of available-for-sale securities	98	60
Loss on foreclosed assets held for sale	15	116
Bank-owned life insurance income, net	(67)	(67)
Originations of loans held for sale	(2,217)	(4,210)
Proceeds from sales of loans held for sale	2,523	4,303
ESOP compensation expense	81	76
Stock equity plan expense	51	—
Changes in
Accrued interest receivable	18	(308)
Other assets	201	493
Accrued interest payable	15	15
Post-retirement benefit obligation	16	20
Other liabilities	(566)	(295)

Net cash provided by operating activities	1,141	1,394

Investing Activities
Purchases of available-for-sale securities	(24,542)	(1,999)
Proceeds from the sales of available-for-sale securities	34,420	11,777
Proceeds from maturities and pay downs of available-for-sale securities	1,717	3,052
Net change in loans	(2,838)	(2,477)
Purchase of premises and equipment	—	(19)
Proceeds from sale of foreclosed assets	—	287

Net cash provided by investing activities	8,757	10,621

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(12,704)	(10,898)
Net increase in certificates of deposit, including brokered certificates	14,419	20,450
Net decrease in advances from borrowers for taxes and insurance	(320)	(237)
Proceeds from Federal Home Loan Bank advances	52,000	116,500
Repayments of Federal Home Loan Bank advances	(64,750)	(133,500)
Net increase (decrease) in repurchase agreements	360	(235)
Stock purchase per stock repurchase plan	—	(7)

Net cash used in financing activities	(10,995)	(7,927)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,097)	4,088
Cash and Cash Equivalents, Beginning of Period	12,731	6,580

Cash and Cash Equivalents, End of Period	$11,634	$10,668

Supplemental Cash Flows Information
Interest paid	$807	$757
Income taxes paid (net of refunds)	$—	$49
Foreclosed assets acquired in settlement of loans	$181	$245
Dividends Payable	$219	$229

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2014 and June 30, 2014, and the results of its operations for the three month periods ended September 30, 2014 and 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the three-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Note 2: New Accounting Pronouncements

FASB ASU 2014-04, Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized by Consumer Mortgage Loans Upon Foreclosure. In January 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-04 which affects all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements

Note 3: Stock-based Compensation

In connection with the conversion to stock form, the Association established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 384,900 shares (approximately 8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association, dividends received by the ESOP, and with funds from any contributions on ESOP assets. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest 100% in their accrued benefits under the employee stock ownership plan after six vesting years, with prorated vesting in years two through five. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Association. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Association’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Participants receive the shares at the end of employment.

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

A summary of ESOP shares at September 30, 2014 and June 30, 2014 are as follows (dollars in thousands):

	September 30, 2014	June 30, 2014
Allocated shares	56,816	37,571
Shares committed for release	4,811	19,245
Unearned shares	322,354	327,165

Total ESOP shares	383,981	383,981

Fair value of unearned ESOP shares (1)	$5,396	$5,395

(1)	Based on closing price of $16.74 and $16.49 per share on September 30, 2014, and June 30, 2014, respectively.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. As of September 30, 2014, there were 106,950 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the three months ended September 30, 2014 (dollars in thousands):

Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price/Share	Life (in years)	Value
Outstanding, June 30, 2014	167,000	$16.63
Granted	—
Exercised	—
Forfeited	—

Outstanding, September 30, 2014	167,000	$16.63	9.20	$18	(1)

Exercisable, September 30, 2014	—	$ N/A	N/A	$—

(1)	Based on closing price of $16.74 per share on September 30, 2014.

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

There were no options that vested during the three months ended September 30, 2014. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the three months ended September 30, 2014. Total unrecognized compensation cost related to non-vested stock options was $373,682 at September 30, 2014 and is expected to be recognized over a weighted-average period of 6.2 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2014:

		Weighted-Average Grant-
	Shares	Date Fair Value
Balance, June 30, 2014	85,500	$16.63
Granted	—	—
Forfeited	—	—
Earned and issued	—	—

Balance, September 30, 2014	85,500	$16.63

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. The weighted-average grant date fair value of restricted stock granted during the three months ended September 30, 2014 was $16.63 per share or $1.4 million. Stock-based compensation expense and related tax benefit for restricted stock was nominal and was recognized in non-interest expense for the three months ended September 30, 2014. Unrecognized compensation expense for non-vested restricted stock awards was $1.3 million and is expected to be recognized over 9.2 years with a corresponding credit to paid-in capital.

Note 4: Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2014 and 2013. The factors used in the earnings per common share computation are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013
Net income (loss)	$771	$742

Basic weighted average shares outstanding	4,292,157	4,570,654
Less: Average unallocated ESOP shares	(324,759)	(344,004)

Basic average shares outstanding	3,967,398	4,226,650

Diluted effect of restricted stock awards and stock options	—	—

Diluted average shares outstanding	3,967,398	4,226,650

Basic earnings per common share	$.19	$.18

Diluted earnings per common share	$.19	$.18

The Company announced a stock repurchase plan on May 14, 2014, whereby the Company could repurchase up to 221,383 shares of its common stock, or approximately 5% of the then current outstanding shares. As of September 30, 2014, 50,000 shares were repurchased at an average price of $16.50. There were no purchases of the Company’s common stock by the Company during the three months ended September 30, 2014.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock will vest over 10 years and the stock options will vest over 7 years, both starting in December 2014. The 167,000 in stock options and 85,500 shares of non-vested restricted stock were not included in the computation of diluted earnings per share as the stock awards were considered antidilutive for the three month period ended September 30, 2014.

Note 5: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2014:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$102,236	$1,821	$(465)	$103,592
Mortgage-backed:
GSE residential	65,261	541	(1,174)	64,628
State and political subdivisions	3,209	342	—	3,551

	$170,706	$2,704	$(1,639)	$171,771

June 30, 2014:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$112,511	$2,773	$(622)	$114,662
Mortgage-backed:
GSE residential	67,033	721	(1,022)	66,732
State and political subdivisions	3,022	185	(15)	3,192

	$182,566	$3,679	$(1,659)	$184,586

With the exception of U.S. Government, federal agency and GSE securities and Mortgage-backed GSE residential securities with a book value of approximately $102,236,000 and $65,261,000, respectively, and a market value of approximately $103,592,000 and $64,628,000, respectively, at September 30, 2014, the Company held no securities at September 30, 2014 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at September 30, 2014, and June 30, 2014 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$3,104	$3,182
One to five years	27,117	28,375
Five to ten years	73,636	73,792
After ten years	1,588	1,794

	105,445	107,143
Mortgage-backed securities	65,261	64,628

Totals	$170,706	$171,771

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $48,883,000 and $50,144,000 as of September 30, 2014 and June 30, 2014, respectively.

Gross gains of $393,000 and $191,000, and gross losses of $491,000 and $251,000, resulting from sales of available-for-sale securities were realized for the three month periods ended September 30, 2014 and 2013, respectively. The tax benefit applicable to these net realized gains amounted to approximately $(39,000) and $(24,000), respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at September 30, 2014 and June 30, 2014 was $74,899,000 and $69,616,000, respectively, which is approximately 43.6% and 37.7% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following tables show the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and June 30, 2014:

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$31,575	$(465)	$—	$—	$31,575	$(465)
Mortgage-backed:
GSE residential	—	—	43,324	(1,174)	43,324	(1,174)

Total temporarily impaired securities	$31,575	$(465)	$43,324	$(1,174)	$74,899	$(1,639)

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$6,616	$(148)	$17,370	$(474)	$23,986	$(622)
Mortgage-backed:
GSE residential	—	—	44,585	(1,022)	44,585	(1,022)
State and political subdivisions	—	—	1,045	(15)	1,045	(15)

Total temporarily impaired securities	$6,616	$(148)	$63,000	$(1,511)	$69,616	$(1,659)

The unrealized losses on the Company’s investment in residential mortgage-backed securities, state and political subdivisions, and U.S. Government and federal agency and Government sponsored enterprises were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

Note 6: Loans and Allowance for Loan Losses

Classes of loans include:

	September 30, 2014	June 30, 2014
Real estate loans:
One- to four-family, including home equity loans	$148,685	$149,549
Multi-family	56,988	61,603
Commercial	83,028	83,134
Home equity lines of credit	7,905	7,824
Construction	922	1,572
Commercial	31,255	23,120
Consumer	8,463	8,509

Total loans	337,246	335,311
Less:
Unearned fees and discounts, net	161	104
Loans in process	798	1,325
Allowance for loan losses	4,037	3,958

Loans, net	$332,250	$329,924

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $140,016,000 and $144,737,000 as of September 30, 2014 and June 30, 2014, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $12,714,000 and $13,688,000 at September 30, 2014 and June 30, 2014, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $32,506,000 and $24,772,000 at September 30, 2014 and June 30, 2014, respectively, of which $16,070,000 and $7,893,000, at September 30, 2014 and June 30, 2014 were outside our primary market area. These participation loans are secured by real estate and other business assets.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three-month periods ended September 30, 2014 and 2013 and the year ended June 30, 2014:

	Three Months Ended September 30, 2014
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,391	$842	$968	$111
Provision charged to expense	19	(55)	(6)	8
Losses charged off	(2)	—	—	(28)
Recoveries	—	—	—	—

Balance, end of period	$1,408	$787	$962	$91

Ending balance: individually evaluated for impairment	$192	$—	$32	$—

Ending balance: collectively evaluated for impairment	$1,216	$787	$930	$91

Loans:
Ending balance	$148,685	$56,988	$83,028	$7,905

Ending balance: individually evaluated for impairment	$3,590	$1,596	$52	$—

Ending balance: collectively evaluated for impairment	$145,095	$55,392	$82,976	$7,905

	Three Months Ended September 30, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$10	$543	$93	$—	$3,958
Provision charged to expense	(4)	150	(8)	—	104
Losses charged off	—	—	(4)	—	(34)
Recoveries	—	—	9	—	9

Balance, end of period	$6	$693	$90	$—	$4,037

Ending balance: individually evaluated for impairment	$—	$—	$13	$—	$237

Ending balance: collectively evaluated for impairment	$6	$693	$77	$—	$3,800

Loans:
Ending balance	$922	$31,255	$8,463	$—	$337,246

Ending balance: individually evaluated for impairment	$—	$27	$25	$—	$5,290

Ending balance: collectively evaluated for impairment	$922	$31,228	$8,438	$—	$331,956

	Year Ended June 30, 2014 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,616	$797	$838	$90
Provision charged to expense	143	45	158	37
Losses charged off	(418)	—	(28)	(16)
Recoveries	50	—	—	—

Balance, end of year	$1,391	$842	$968	$111

Ending balance: individually evaluated for impairment	$143	$—	$35	$21

Ending balance: collectively evaluated for impairment	$1,248	$842	$933	$90

Loans:
Ending balance	$149,549	$61,603	$83,134	$7,824

Ending balance: individually evaluated for impairment	$2,781	$1,621	$55	$28

Ending balance: collectively evaluated for impairment	$146,768	$59,982	$83,079	$7,796

	Year Ended June 30, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$24	$431	$104	$38	$3,938
Provision charged to expense	(14)	150	21	(38)	502
Losses charged off	—	(38)	(38)	—	(538)
Recoveries	—	—	6	—	56

Balance, end of year	$10	$543	$93	$—	$3,958

Ending balance: individually evaluated for impairment	$—	$—	$16	$—	$215

Ending balance: collectively evaluated for impairment	$10	$543	$77	$—	$3,743

Loans:
Ending balance	$1,572	$23,120	$8,509	$—	$335,311

Ending balance: individually evaluated for impairment	$—	$29	$31	$—	$4,545

Ending balance: collectively evaluated for impairment	$1,572	$23,091	$8,478	$—	$330,766

	Three Months Ended September 30, 2013 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,616	$797	$838	$90
Provision charged to expense	79	13	39	15
Losses charged off	(131)	—	(20)	—
Recoveries	8	—	—	—

Balance, end of year	$1,572	$810	$857	$105

Ending balance: individually evaluated for impairment	$341	$—	$—	$15

Ending balance: collectively evaluated for impairment	$1,231	$810	$857	$90

Loans:
Ending balance	$146,801	$59,352	$76,708	$7,894

Ending balance: individually evaluated for impairment	$3,791	$1,688	$87	$15

Ending balance: collectively evaluated for impairment	$143,010	$57,664	$76,621	$7,879

	Three Months Ended September 30, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$24	$431	$104	$38	$3,938
Provision charged to expense	(12)	55	3	(13)	179
Losses charged off	—	—	(8)	—	(159)
Recoveries	—	—	1	—	9

Balance, end of year	$12	$486	$100	$25	$3,967

Ending balance: individually evaluated for impairment	$—	$2	$21	$—	$379

Ending balance: collectively evaluated for impairment	$12	$484	$79	$25	$3,588

Loans:
Ending balance	$1,209	$21,010	$9,426	$—	$322,400

Ending balance: individually evaluated for impairment	$—	$239	$50	$—	$5,870

Ending balance: collectively evaluated for impairment	$1,209	$20,771	$9,376	$—	$316,530

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

Loss – Loans classified as loss are the portion of the loan that is considered uncollectible so that its continuance as an asset is not warranted. The amount of the loss determined will be charged off.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
September 30, 2014 :
Pass	$144,829	$56,535	$81,089	$7,905	$922	$28,820	$8,437	$328,537
Watch	458	174	316	—	—	—	—	948
Substandard	3,398	279	1,623	—	—	2,435	26	7,761
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$148,685	$56,988	$83,028	$7,905	$922	$31,255	$8,463	$337,246

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2014:
Pass	$146,124	$59,806	$81,152	$7,797	$1,572	$20,636	$8,477	$325,564
Watch	782	1,501	336	—	—	—	—	2,619
Substandard	2,643	296	1,646	27	—	2,484	32	7,128
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$149,549	$61,603	$83,134	$7,824	$1,572	$23,120	$8,509	$335,311

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2014:
Real estate loans:
One- to four-family	$1,975	$961	$2,437	$5,373	$143,312	$148,685	$125
Multi-family	—	—	—	—	56,988	56,988	—
Commercial	43	—	—	43	82,985	83,028	—
Home equity lines of credit	219	35	—	254	7,651	7,905	—
Construction	—	—	—	—	922	922	—
Commercial	—	—	—	—	31,255	31,255	—
Consumer	113	40	13	166	8,297	8,463	1

Total	$2,350	$1,036	$2,450	$5,836	$331,410	$337,246	$126

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2014:
Real estate loans:
One- to four-family	$2,985	$876	$1,500	$5,361	$144,188	$149,549	$182
Multi-family	—	—	—	—	61,603	61,603	—
Commercial	—	349	—	349	82,785	83,134	—
Home equity lines of credit	49	36	—	85	7,739	7,824	—
Construction	—	—	—	—	1,572	1,572	—
Commercial	—	—	—	—	23,120	23,120	—
Consumer	97	33	—	130	8,379	8,509	—

Total	$3,131	$1,294	$1,500	$5,925	$329,386	$335,311	$182

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $2.8 million in troubled debt restructurings that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended September 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2014:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,807	$2,807	$—	$2,815	$6	$10
Multi-family	1,596	1,596	—	1,608	23	23
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	27	27	—	28	—	—
Consumer	12	12	—	14	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	783	783	192	787	1	2
Multi-family	—	—	—	—	—	—
Commercial	52	52	32	53	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	13	13	13	15	—	—
Total:
Real estate loans:
One- to four-family	3,590	3,590	192	3,602	7	12
Multi-family	1,596	1,596	—	1,608	23	23
Commercial	52	52	32	53	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	27	27	—	28	—	—
Consumer	25	25	13	29	—	—

	$5,290	$5,290	$237	$5,320	$30	$35

				Year Ended June 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2014:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,107	$2,107	$—	$2,174	$25	$31
Multi-family	1,621	1,621	—	1,664	78	94
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	29	29	—	—	—	—
Consumer	15	15	—	26	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	674	674	143	689	1	1
Multi-family	—	—	—	—	—	—
Commercial	55	55	35	59	—	—
Home equity line of credit	28	28	21	29	1	1
Construction	—	—	—	—	—	—
Commercial	—	—	—	34	—	—
Consumer	16	16	16	19	1	1
Total:
Real estate loans:
One- to four-family	2,781	2,781	143	2,863	26	32
Multi-family	1,621	1,621	—	1,664	78	94
Commercial	55	55	35	59	—	—
Home equity line of credit	28	28	21	29	1	1
Construction	—	—	—	—	—	—
Commercial	29	29	—	34	—	—
Consumer	31	31	16	45	1	1

	$4,545	$4,545	$215	$4,694	$106	$128

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Mortgages on real estate:
One- to four-family	$2,963	$2,146
Multi-family	279	296
Commercial	52	55
Home equity lines of credit	—	28
Construction loans	—	—
Commercial business loans	27	29
Consumer loans	25	30

Total	$3,346	$2,584

At September 30, 2014 and June 30, 2014, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of September 30, 2014 and June 30, 2014. As of September 30, 2014 all loans listed were on nonaccrual except for nine one- to four-family residential loans totaling $627,000, and one multi-family loan for $1.3 million. All loans listed as of June 30, 2014 were on nonaccrual except for nine one- to four-family residential loans totaling $635,000, and one multi-family loan for $1.3 million.

	September 30, 2014	June 30, 2014
Real estate loans
One- to four-family	$1,461	$1,477
Multi-family	1,321	1,335
Commercial	14	15
Home equity lines of credit	—	—

Total real estate loans	2,796	2,827

Construction	—	—
Commercial and industrial	27	29
Consumer loans	—	—

Total	$2,823	$2,856

During the three month period ended September 30, 2014, one one- to four-family junior lien loan was modified in the amount of $1,000.

During the year ended June 30, 2014, the Company modified two one- to four-family residential real estate loans, with a recorded investment of $13,000, and one commercial business loan with a recorded investment of $15,000.

During the three month period ended September 30, 2013, the Company modified one one- to four-family residential real estate loan with a recorded investment of $14,000.

The Company had three TDRs, all one- to four-family residential loans totaling $384,000 that were in default as of September 30, 2014, and were restructured in prior periods. All three loans were in foreclosure at September 30, 2014. The Company had three TDRs, all one- to four-family residential loans totaling $384,000 that were in default as of June 30, 2014, and were restructured in the prior years. All three loans were in foreclosure at June 30, 2014. The Company defines a default as any loan that becomes 90 days or more past due.

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

Note 7: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,425,000 of Federal Home Loan Bank stock as of September 30, 2014 and June 30, 2014. The FHLB provides liquidity and funding through advances.

Note 8: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2014	June 30, 2014
Net unrealized gains on securities available-for-sale	$1,065	$2,020
Net unrealized postretirement health benefit plan obligations	(210)	(211)

	855	1,809
Tax effect	(344)	(728)

Total	$511	$1,081

Note 9: Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2014 and 2013, were as follows:

	Amounts Reclassified from AOCI
	2014	2013	Affected Line Item in the Condensed Consolidated Statements of Income
Unrealized gains (losses) on available-for-sale securities	$(98)	$(60)	Net realized gains on sale of available-for-sale securities
Amortization of defined benefit pension items:			Components are included in computation of net periodic pension cost
Transition obligation	$6	$8
Actuarial losses	$7	$(11)
Prior service costs	$(12)	$(12)

Total reclassified amount before tax	99	(75)
Tax expense (benefit)	40	(30)	Provision for Income Tax

Total reclassification out of AOCI	$59	$(45)	Net Income

Note 10: Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2014	2013
Computed at the statutory rate (34%)	$408	$372
Decrease resulting from
Tax exempt interest	(11)	(10)
Cash surrender value of life insurance	(23)	(23)
State income taxes	42	44
Other	13	(32)

Actual expense	$429	$351

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and June 30, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$103,592	$—	$103,592	$—
Mortgage-backed: GSE residential	64,628	—	64,628	—
State and political subdivisions	3,551	—	3,551	—
Mortgage servicing rights	515	—	—	515

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$114,662	$—	$114,662	$—
Mortgage-backed: GSE residential	66,732	—	66,732	—
State and political subdivisions	3,192	—	3,192	—
Mortgage servicing rights	506	—	—	506

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2014 or June 30, 2014. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of September 30, 2014 or June 30, 2014.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2014	$506
Total realized and unrealized gains and losses included in net income	4
Servicing rights that result from asset transfers	19
Payments received and loans refinanced	(14)

Balance, September 30, 2014	$515

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$4

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and June 30, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014:
Impaired loans (collateral-dependent)	$89	$—	$—	$89
Foreclosed assets	5	—	—	5
June 30, 2014:
Impaired loans (collateral-dependent)	$401	$—	$—	$401
Foreclosed assets	38	—	—	38

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Impaired loans (collateral-dependent)	$(43,000)	$(37,000)
Foreclosed and repossessed assets held for sale	(15,000)	—

Total losses on assets measured on a non-recurring basis	$(58,000)	$(37,000)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2014 and June 30, 2014.

	Fair Value at September 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$515	Discounted cash flow	Discount rate	10.5% - 11.5% (10.5%)
			Constant prepayment rate	11.0% - 12.9% (12.0%)
			Probability of default	.20% - .35% (.34%)
Impaired loans (collateral dependent)	89	Market comparable properties	Marketability discount	26% (26%)
Foreclosed assets	5	Market comparable properties	Comparability adjustments (%)	50% (50%)

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$506	Discounted cash flow	Discount rate	10.0% - 11.0% (10.0%)
			Constant prepayment rate	10.8% - 13.1% (11.9%)
			Probability of default	.13% - .26% (.25%)
Impaired loans (collateral dependent)	401	Market comparable properties	Marketability discount	0% - 24% (23.7%)
Foreclosed assets	38	Market comparable properties	Comparability adjustments (%)	24% (24%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and June 30, 2014.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014:
Financial assets
Cash and cash equivalents	$11,634	$11,634	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	332,250	—	—	335,337
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,770	—	1,770	—
Financial liabilities
Deposits	406,308	—	136,639	270,313
Repurchase agreements	2,684	—	2,684	—
Federal Home Loan Bank advances	44,000	—	45,225	—
Advances from borrowers for taxes and insurance	677	—	677	—
Accrued interest payable	111	—	111	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014:
Financial assets
Cash and cash equivalents	$12,731	$12,731	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	329,924	—	—	333,282
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,788	—	1,788	—
Financial liabilities
Deposits	404,593	—	149,343	255,451
Repurchase agreements	2,324	—	2,324	—
Federal Home Loan Bank advances	56,750	—	58,146	—
Advances from borrowers for taxes and insurance	997	—	997	—
Accrued interest payable	96	—	96	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A.—Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.86% and 2.82% for the three months ended September 30, 2014 and 2013, respectively. An increase in interest-earning assets contributed to an increase in net interest income to $3.9 million for the three months ended September 30, 2014 from $3.8 million for the three months ended September 30, 2013.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing loans totaled $3.5 million or 1.0% of total loans at September 30 and $2.8 million, or 0.8% of total loans at June 30, 2014. Our non-performing assets totaled $4.1 million or 0.8% of total assets at September 30, 2014, and $3.2 million, or 0.6% of total assets at June 30, 2014.

At September 30, 2014, the Association was categorized as “well capitalized” under federal regulations.

Our net income for the three months ended September 30, 2014 was $771,000, compared to a net income of $742,000 for the three months ended September 30, 2013. The increase in net income was due to an increase in net interest income, a decrease in noninterest expense and a decrease in the provision for loan losses, partially offset by a decrease in noninterest income.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for the fiscal year ended June 30, 2014.

Comparison of Financial Condition at September 30 and June 30, 2014

Total assets decreased $11.2 million, or 2.0%, to $540.1 million at September 30, 2014 from $551.3 million at June 30, 2014. The decrease was primarily due to a $12.8 million decrease in investment securities and a $1.1 million decrease in cash and cash equivalents, partially offset by a $2.3 million increase in net loans.

Net loans receivable, including loans held for sale, increased by $2.3 million, or 0.7%, to $332.3 million at September 30, 2014 from $329.9 million at June 30, 2014. The increase in net loans receivable during this period was due primarily to an $8.1 million, or 35.2%, increase in commercial business loans and an $81,000, or 1.0% increase in home equity lines of credit, partially offset by a $4.6 million, or 7.5%, decrease in multi-family loans, an $864,000, or 0.6% decrease in one- to four-family residential mortgage loans, a $650,000, or 41.3% decrease in construction loans, a $106,000, or 0.1% decrease in commercial real estate loans, and a $46,000, or 0.5% decrease in consumer loans.

Investment securities, consisting entirely of securities available for sale, decreased $12.8 million, or 6.9%, to $171.8 million at September 30, 2014, from $184.6 million at June 30, 2014. Purchased investment securities, consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage backed securities with terms of 15 years, all of which are held as available-for-sale. The decrease was primarily due to the sale of securities to reduce FHLB advances and to fund loan growth. We had no securities held to maturity at September 30, 2014 or June 30, 2014.

As of September 30, 2014, foreclosed assets held for sale increased $166,000 to $602,000, deferred income tax asset increased $475,000 to $2.5 million, premises and equipment decreased $110,000 to $5.0 million, and other assets decreased $201,000 to $288,000 from the respective balances as of June 30, 2014. Federal Home Loan Bank stock was $5.4 million at both September 30, 2014 and June 30, 2014. The increase in foreclosed assets held for sale was primarily due to the addition of one residential real estate property and one commercial real estate property, and the increase in deferred income tax asset was mostly due to a decrease in the unrealized gain on sale of available-for-sale securities. The decrease in premises and equipment was primarily due to normal quarterly depreciation, while the decrease in other assets resulted from a decrease in prepaid insurance due to the timing of multi-year premiums and also from a decrease in accounts receivable general due to the receipt of a receivable that was outstanding as of June 30, 2014.

At September 30, 2014, our investment in bank-owned life insurance was $8.1 million, an increase of $67,000 from $8.0 million at June 30, 2014. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $17.9 million at September 30, 2014.

Deposits increased $1.7 million, or 0.4%, to $406.3 million at September 30, 2014 from $404.6 million at June 30, 2014. Certificates of deposit, excluding brokered certificates of deposit, increased $10.0 million, or 4.6%, to $229.7 million, brokered certificates of deposit increased $4.4 million, or 12.3%, to $40.0 million, savings, NOW, and money market accounts decreased $9.3 million, or 7.0%, to $123.3 million, and noninterest bearing demand accounts decreased $3.4 million, or 20.1%, to $13.3 million. Repurchase agreements increased $360,000, or 15.5%, to $2.7 million at September 30, 2014 from $2.3 million at June 30, 2014. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, decreased $12.8 million, or 22.5%, to $44.0 million at September 30, 2014 from $56.8 million at June 30, 2014.

Advances from borrowers for taxes and insurance decreased $320,000, or 32.1%, to $677,000 at September 30, 2014 from $997,000 at June 30, 2014. Other liabilities decreased $347,000, or 16.4%, to $1.8 million at September 30, 2014 from $2.1 million on June 30, 2014. The decrease in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the decrease in other liabilities was due to a general decrease in accounts payable and accrued expenses payable due to the timing of payments.

Total equity increased $114,000, or 0.1%, to $82.2 million at September 30, 2014 from $82.1 million at June 30, 2014. Equity increased due to net income of $771,000, partially offset by dividends payable of $219,000 and a decrease of $570,000 in accumulated other comprehensive income, net of tax. The decrease in other accumulated income was primarily due to a decrease in unrealized gains on securities available for sale of $512,000, net of tax. The decrease in unrealized gains on securities available for sale was due to lower market values of available-for-sale securities.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General. Net income increased $29,000 to $771,000 net income for the three months ended September 30, 2014 from $742,000 net income for the three months ended September 30, 2013. The increase was primarily due to an increase in interest income, a decrease in noninterest expense, and a decrease in the provision for loan losses, partially offset by an increase in interest expense and a decrease in noninterest income.

Net Interest Income. Net interest income increased by $84,000, or 2.2%, to $3.9 million for the three months ended September 30, 2014 from $3.8 million for the three months ended September 30, 2013. The increase was due to an increase of $134,000 in interest income, partially offset by an increase of $50,000 in interest expense. The increase in net interest income was primarily the result of an increase in the average balance of interest earning assets and higher rates earned on investment securities. We had a $5.9 million, or 1.1% increase in the average balance of interest earning assets, partially offset by a $5.8 million, or 1.3% increase in average balance of interest bearing liabilities. We also had an increase in our net interest margin by 3 basis points to 2.96% for the three months ended September 30, 2014 compared to 2.93% for the three months ended September 30, 2013, while our interest rate spread increased by 4 basis points to 2.86% for the three months ended September 30, 2014 compared to 2.82% for the three months ended September 30, 2013.

Interest Income. Interest income increased $134,000 or 3.0%, to $4.7 million for the three months ended September 30, 2014 from $4.5 million for the three months ended September 30, 2013. The increase in interest income was primarily due to an $110,000 increase in interest income on loans. The increase in interest income on loans resulted from a $17.6 million, or 5.5%, increase in the average balance of loans to $336.5 million for the three months ended September 30, 2014, from $318.9 million for the three months ended September 30, 2013, partially offset by a 9 basis point, or 2.1%, decrease in the average yield on loans from 4.25% to 4.16%. Interest on securities increased $19,000, or 1.7%, as a result of a 20 basis point, or 8.2%, increase in the average yield on securities from 2.45% to 2.65%, partially offset by a $11.9 million, or 6.3%, decrease in the average balance of securities to $175.9 million for the three months ended September 30, 2014, from $187.8 million for the three months ended September 30, 2013. The decrease in the average yield on loans reflected a reduction in the current interest rates charged on loans originated during the period versus the average rates on existing loans in the portfolio.

Interest Expense. Interest expense increased $50,000, or 6.5%, to $822,000 for the three months ended September 30, 2014 from $772,000 for the three months ended September 30, 2013. The increase was primarily due to an increase in the average balance on interest bearing deposits, partially offset by a decrease in the average balance of FHLB advances.

Interest expense on interest-bearing deposits increased by $53,000, or 9.3%, to $625,000 for the three months ended September 30, 2014 from $572,000 for the three months ended September 30, 2013. This increase was primarily due to a $30.4 million, or 7.7% increase in the average balance of interest bearing deposits to $394.2 million. The average cost of interest bearing deposits was 0.63% for both three month periods.

Interest expense on borrowings, including FHLB advances and repurchase agreements, decreased $3,000, or 1.5%, to $197,000 for the three months ended September 30, 2014 from $200,000 for the three months ended September 30, 2013. This decrease was due to a decrease in the average balance of borrowings to $49.1 million for the three months ended September 30, 2014 from $73.6 million for the three months ended September 30, 2013. This was partially offset by a 52 basis point increase in the average cost of such borrowings to 1.61% for the three months ended September 30, 2014 from 1.09% for the three months ended September 30, 2013.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $104,000 for the three months ended September 30, 2014, compared to a provision for loan losses of $179,000 for the three months ended September 30, 2013. The allowance for loan losses was $4.0 million, or 1.2% of total loans, at September 30, 2014, compared to $4.0 million, or 1.23% of total loans, at September 30, 2013 and $4.0 million, or 1.18% of total loans, at June 30, 2014. Non-performing loans increased by $706,000 during the three month period ended September 30, 2014. During the three months ended September 30, 2014, a net charge-off of $25,000 was recorded while during the three months ended September 30, 2013, a net charge-off of $150,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2014	Year Ended June 30, 2014
Allowance to non-performing loans	116.28%	143.10%
Allowance to total loans outstanding at the end of the period	1.20%	1.18%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.03%	0.15%
Total non-performing loans to total loans	1.03%	0.82%
Total non-performing assets to total assets	0.75%	0.58%

Noninterest Income. Noninterest income decreased $56,000, or 6.8%, to $765,000 for the three months ended September 30, 2014 compared to $821,000 for the three months ended September 30, 2013. The decrease was primarily due to an increase in net realized losses on the sale of available-for-sale securities and a decrease other service charges and fees, partially offset by an increase in brokerage commissions. For the three months ended September 30, 2014, net realized losses on the sale of available-for-sale securities increased from $60,000 to $98,000 and other service charges and fees decreased from $46,000 to $28,000, while brokerage commissions increased from $168,000 to $197,000. The increase in net realized losses on the sale of available-for-sale securities was a result of a larger amount of securities sold at a loss in the three months ended September 30, 2014, than in the three months ended September 30, 2013. The decrease in other service charges and fees was due to a decrease in the number of loan fees, while the increase in brokerage commissions was a result of increased activity due to movement in interest rates.

Noninterest Expense. Noninterest expense decreased $4,000, or 0.1%, and was $3.3 million for both the three months ended September 30, 2014 and the three months ended September 30, 2013. The largest components of this decrease were compensation and benefits, which decreased $68,000, or 3.2%, and net loss on foreclosed assets, which decreased $101,000, or 87.1%. Compensation and benefits decreased due to higher director retirement plan expenses and post retirement benefit cost in the three months ended September 30, 2013. Net loss on foreclosed assets decreased due to smaller losses taken in the three months ended September 30, 2014. These decreases were partially offset by increases in equipment expense of $67,000, other operating expenses of $37,000, and advertising of $18,000. Increases in equipment expense were due to routine technology upgrades, and increases in advertising were due to increased media coverage to promote our newest branch in Savoy, Illinois, while increases in operating expenses were due to a combination of increases in loan expenses, other real estate owned expenses, and bank charges.

Income Tax Expense. We recorded a provision for income tax of $429,000 for the three months ended September 30, 2014, compared to a provision for income tax of $351,000 for the three months ended September 30, 2013, reflecting effective tax rates of 35.8% and 32.1%, respectively.

Asset Quality

At September 30, 2014, our non-accrual loans totaled $3.3 million, including $3.0 million in one- to four-family loans, $279,000 in multi-family loans, $52,000 in commercial real estate loans, $27,000 in commercial business loans and $25,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At September 30, 2014, we had three one- to four-family loans totaling $125,000, and one consumer loan for $1,000 delinquent 90 days or greater and still accruing interest.

At September 30, 2014, loans classified as substandard equaled $7.8 million. Loans classified as substandard consisted of $3.4 million in one- to four-family loans, $279,000 in multi-family loans, $1.6 million in commercial real estate loans, $2.4 million in commercial business loans and $26,000 in consumer loans. No loans were classified as doubtful or loss at September 30, 2014.

At September 30, 2014, watch assets consisted of $458,000 in one- to four-family residential mortgage loans, $174,000 in multi-family loans, and $316,000 in commercial real estate loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2014 and June 30, 2014, we had $2.8 million and $2.9 million, respectively, of troubled debt restructurings. At September 30, 2014 our troubled debt restructurings consisted of $1.5 million in one- to four-family residential mortgage loans, $1.3 million in multi-family loans, $14,000 in commercial real estate loans, and $27,000 in commercial business loans.

Foreclosed Assets. At September 30 2014, we had $602,000 in foreclosed assets compared to $436,000 as of June 30, 2014. Foreclosed assets at September 30, 2014, consisted of $597,000 in residential real estate properties and $5,000 in commercial real estate, while foreclosed assets at June 30, 2014, consisted of $416,000 in residential real estate properties and $20,000 in commercial real estate.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013
Balance, beginning of period	$3,958	$3,938
Loans charged off:
Real estate loans:
One- to four-family	(2)	(131)
Multi-family	—	—
Commercial	—	(20)
HELOC	(28)	—
Construction	—	—
Commercial business	—	—
Consumer	(4)	(8)

Gross charged off loans	(34)	(159)

Recoveries of loans previously charged off:
Real estate loans:
One- to four-family	—	8
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	9	1

Gross recoveries of charged off loans	9	9

Net charge-offs	(25)	(150)

Provision charged to expense	104	179

Balance, end of period	$4,037	$3,967

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $79,000 to $4.0 million at September 30, 2014, from $4.0 million at June 30, 2014. The increase was primarily the result of an increase in outstanding loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at September 30, 2014.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of September 30 and June 30, 2014:

Portfolio segment	September 30, 2014 Net charge-offs – 12 quarter weighted historical	June 30, 2014 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	.05%	.04%
Multi-family	(.02%)	.00%
Commercial	.06%	.06%
HELOC	.25%	.26%
Construction	.00%	.00%
Commercial business	.24%	.25%
Consumer	.15%	.25%
Entire portfolio total	.06%	.06%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At September 30, 2014, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at September 30, 2014	Qualitative factor applied at June 30, 2014
Real Estate:
One- to four-family	.79%	.81%
Multi-family	1.44%	1.40%
Commercial	1.14%	1.14%
HELOC	.90%	.89%
Construction	.61%	.65%
Commercial business	1.97%	2.10%
Consumer	.72%	.62%
Entire portfolio total	1.09%	1.07%

At September 30, 2014, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $3.7 million, as compared to $3.6 million at June 30, 2014. The general increase in qualitative factors was attributable primarily to the increase in non-accrual loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2014 and the year ended June 30, 2014, our liquidity ratio averaged 32.2% and 36.3% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2014.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $11.6 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at September 30, 2014.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities was $1.1 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively. Net cash provided by investing activities consisted primarily of proceeds from the sales, maturities and pay downs of available-for-sale securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash provided by investing activities was $8.8 million and $10.6 million for the three months ended September 30, 2014 and 2013, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts. The net cash used in financing activities was $11.0 million and $7.9 million for the three months ended September 30, 2014 and 2013, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2014 and June 30, 2014.

	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Commitments to fund loans	$12,000	$8,949
Lines of credit	22,252	18,663

At September 30, 2014, certificates of deposit due within one year of September 30, 2014 totaled $191.2 million, or 47.1% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $44.0 million at September 30, 2014. At September 30, 2014, we had the ability to borrow up to an additional $85.9 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $22.0 million from the Federal Reserve based on current collateral pledged.

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

The phase-in for banking organizations such as the Company and the Association will not begin until January 2015, while the phase-in period for larger banks started in January 2014. The Company and the Association are currently evaluating the impact of the implementation of the new capital and liquidity standards.

During the quarter ended September 30, 2014, no shares were repurchased as part of the stock repurchase program that was adopted by the Company on May 14, 2014 which allowed the Company to repurchase up to 221,383 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September, 2014, the Company had repurchased 50,000 shares and the maximum number of shares that may yet be purchased under the plan was 171,383.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	September 30, 2014	June 30, 2014	Minimum to Be Well
	Actual	Actual	Capitalized
Tier 1 capital to total assets
Association	12.5%	12.1%	5.0%
Company	15.1%	14.7%	N/A
Tier 1 capital to risk-weighted assets
Association	20.9%	20.7%	6.0%
Company	25.5%	25.1%	N/A
Total capital to risk-weighted assets
Association	22.2%	21.9%	10.0%
Company	26.8%	26.3%	N/A

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

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Assets
Loans	$336,517	3,501	4.16%	$318,907	3,391	4.25%
Securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	106,644	727	2.73%	111,380	669	2.40%
Mortgage-backed: GSE residential	65,827	422	2.56%	72,639	464	2.56%
State and political subdivisions	3,416	18	2.11%	3,753	15	1.60%

Total securities	175,887	1,167	2.65%	187,772	1,148	2.45%
Other	8,093	12	0.59%	7,909	7	0.35%

Total interest-earning assets	520,497	4,680	3.60%	514,588	4,546	3.53%
Non-interest earning assets	23,550			18,793

Total assets	$544,047			$533,381

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$33,150	7	0.08%	$32,903	12	0.15%
Savings accounts	34,327	15	0.17%	31,725	20	0.25%
Money market accounts	58,132	29	0.20%	58,946	38	0.26%

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Certificates of deposit	268,565	574	0.85%	240,224	502	0.84%

Total interest-bearing deposits	394,174	625	0.63%	363,798	572	0.63%
Federal Home Loan Bank Advances	49,082	197	1.61%	73,616	200	1.09%

Total interest-bearing liabilities	443,256	822	0.74%	437,414	772	0.71%
Noninterest-bearing liabilities	18,407			14,570

Total liabilities	461,663			451,984
Stockholders’ equity	82,384			81,397

Total liabilities and stockholders’ equity	$544,047			$533,381

Net interest income		$3,858			$3,774

Interest rate spread (1)			2.86%			2.82%
Net interest margin (2)			2.96%			2.93%
Net interest-earning assets (3)	$77,241			$77,174

Average interest-earning assets to interest-bearing liabilities	1.17%			1.18%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$494	$(384)	$110
Securities	(320)	339	19
Other	2	3	5

Total interest-earning assets	$176	$(42)	$134

Interest-bearing liabilities:
Interest-bearing checking or NOW	$—	$(5)	$(5)
Savings accounts	10	(15)	(5)
Certificates of deposit	27	45	72
Money market accounts	(4)	(5)	(9)

Total interest-bearing deposits	33	20	53
Federal Home Loan Bank advances	(316)	313	(3)

Total interest-bearing liabilities	$(283)	$333	$50

Change in net interest income	$459	$(375)	$84

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of September 30, 2014, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2014.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of the Company’s common stock by the Company during the quarter ended September 30, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2014, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 10, 2014	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: November 10, 2014	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)