Form 10-Q
period 2014-12-31
IF Bancorp, Inc.
filed 2015-02-11
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

The Registrant had 4,339,057 shares of common stock, par value $0.01 per share, issued and outstanding as of February 5, 2015.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	December 31, 2014	June 30, 2014
	(Unaudited)
Assets
Cash and due from banks	$10,628	$12,615
Interest-bearing demand deposits	315	116

Cash and cash equivalents	10,943	12,731

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	172,982	184,586
Loans, net of allowance for loan losses of $4,138 and $3,958 at December 31, 2014 and June 30, 2014, respectively	342,360	329,924
Premises and equipment, net of accumulated depreciation of $5,505 and $5,253 at December 31, 2014 and June 30, 2014, respectively	4,956	5,124
Federal Home Loan Bank stock, at cost	5,425	5,425
Foreclosed assets held for sale	434	436
Accrued interest receivable	1,693	1,788
Bank-owned life insurance	8,159	8,025
Mortgage servicing rights	499	506
Deferred income taxes	1,739	2,059
Other	393	489

Total assets	$549,833	$551,343

Liabilities and Equity
Liabilities
Deposits
Demand	$16,179	$16,705
Savings, NOW and money market	124,458	132,638
Certificates of deposit	224,543	219,675
Brokered certificates of deposit	40,213	35,575

Total deposits	405,393	404,593

Repurchase agreements	3,288	2,324
Federal Home Loan Bank advances	52,500	56,750
Advances from borrowers for taxes and insurance	1,040	997
Accrued post-retirement benefit obligation	2,417	2,387
Accrued interest payable	96	96
Other	1,378	2,110

Total liabilities	466,112	469,257

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 4,339,057 and 4,377,657 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	43	44
Additional paid-in capital	46,857	46,689
Unearned ESOP shares, at cost, 317,543 and 327,165 shares at December 31, 2014 and June 30, 2014, respectively	(3,175)	(3,272)
Retained earnings	38,299	37,544
Accumulated other comprehensive income, net of tax	1,697	1,081

Total stockholders’ equity	83,721	82,086

Total liabilities and stockholders’ equity	$549,833	$551,343

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Interest and Dividend Income
Interest and fees on loans	$3,569	$3,446	$7,070	$6,837
Securities:
Taxable	1,095	1,288	2,230	2,408
Tax-exempt	39	26	71	54
Federal Home Loan Bank dividends	7	6	16	10
Deposits with other financial institutions	3	1	6	4

Total interest and dividend income	4,713	4,767	9,393	9,313

Interest Expense
Deposits	625	580	1,250	1,152
Federal Home Loan Bank advances	196	208	393	408

Total interest expense	821	788	1,643	1,560

Net Interest Income	3,892	3,979	7,750	7,753
Provision for Loan Losses	138	47	242	226

Net Interest Income After Provision for Loan Losses	3,754	3,932	7,508	7,527

Noninterest Income
Customer service fees	137	144	271	292
Other service charges and fees	25	26	53	72
Insurance commissions	145	152	344	350
Brokerage commissions	174	168	371	336
Net realized gains (losses) on sales of available-for-sale securities	56	(44)	(42)	(104)
Mortgage banking income, net	32	66	88	128
Gain on sale of loans	19	27	51	72
Bank-owned life insurance income, net	67	67	134	134
Other	178	140	328	287

Total noninterest income	833	746	1,598	1,567

Noninterest Expense
Compensation and benefits	2,037	2,071	4,087	4,189
Office occupancy	134	121	275	250
Equipment	237	218	521	435
Federal deposit insurance	73	78	152	141
Stationary, printing and office	44	42	89	79
Advertising	101	109	208	198
Professional services	119	82	246	198
Supervisory examinations	38	37	73	74
Audit and accounting services	24	32	70	81
Organizational dues and subscriptions	16	16	33	33
Insurance bond premiums	37	37	65	65
Telephone and postage	65	65	126	125
Loss on foreclosed assets, net	40	76	55	192
Other	339	296	623	543

Total noninterest expense	3,304	3,280	6,623	6,603

Income Before Income Tax	1,283	1,398	2,483	2,491
Provision for Income Tax	460	501	889	852

Net Income	$823	$897	$1,594	$1,639

Earnings Per Share:
Basic and diluted (Note 4)	$.21	$.22	$.40	$.39
Dividends declared per common share	$—	$—	$.05	$.05

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2014	2013

Net Income	$823	$897

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $822 and $(661), for 2014 and 2013, respectively	1,218	(980)

Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $23 and $(17), for 2014 and 2013, respectively	33	(26)

	1,185	(954)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $0 and $(6) for 2014 and 2013, respectively	1	(9)

Other comprehensive income (loss), net of tax	1,186	(963)

Comprehensive Income (Loss)	$2,009	$(66)

	Six Months Ended December 31,
	2014	2013
Net Income	$1,594	$1,639
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $398 and $(793), for 2014 and 2013, respectively	589	(1,174)

Less: reclassification adjustment for realized losses included in net income, net of taxes of $(17) and $(42), for 2014 and 2013, respectively	(25)	(62)

	614	(1,112)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $1 and $(12) for 2014 and 2013, respectively	2	(18)

Other comprehensive income (loss), net of tax	616	(1,130)

Comprehensive Income	$2,210	$509

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the six months ended December 31, 2014

Balance, July 1, 2014	$44	$46,689	$(3,272)	$37,544	$1,081	$82,086

Net income	—	—	—	1,594	—	1,594

Other comprehensive income	—	—	—	—	616	616

Dividends on common stock, $0.05 per share	—	—	—	(203)	—	(203)

Stock equity plan	—	101	—	—	—	101

Stock repurchase, 38,600 shares, average price $16.50 each	(1)	—	—	(636)	—	(637)

ESOP shares earned, 9,622 shares	—	67	97	—	—	164

Balance, December 31, 2014	$43	$46,857	$(3,175)	$38,299	$1,697	$83,721

For the six months ended December 31, 2013

Balance, July 1, 2013	$46	$46,451	$(3,464)	$39,101	$(385)	$81,749

Net income	—	—	—	1,639	—	1,639

Other comprehensive income (loss)	—	—	—	—	(1,130)	(1,130)

Dividends on common stock, $0.05 per share	—	—	—	(211)	—	(211)

Stock equity plan	1	17	—	—	—	18

Stock repurchase, 198,409 shares, average price $16.57 each	(2)	—	—	(3,286)	—	(3,288)

ESOP shares earned, 9,622 shares	—	58	96	—	—	154

Balance, December 31, 2013	$45	$46,526	$(3,368)	$37,243	$(1,515)	$78,931

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2014	2013
Operating Activities
Net income	$1,594	$1,639
Items not requiring (providing) cash
Depreciation	218	204
Provision for loan losses	242	226
Amortization of premiums and discounts on securities	295	536
Deferred income taxes	(96)	44
Net realized (gains) losses on loan sales	(139)	(200)
Net realized (gains) losses on sales of available-for-sale securities	42	104
Loss on foreclosed assets held for sale	55	192
Bank-owned life insurance income, net	(134)	(134)
Originations of loans held for sale	(3,710)	(6,212)
Proceeds from sales of loans held for sale	4,136	6,381
ESOP compensation expense	164	154
Stock equity plan expense	101	18
Changes in
Accrued interest receivable	95	(63)
Other assets	96	414
Accrued interest payable	—	22
Post-retirement benefit obligation	33	39
Other liabilities	(733)	(295)

Net cash provided by operating activities	2,259	3,069

Investing Activities
Purchases of available-for-sale securities	(32,942)	(34,881)
Proceeds from the sales of available-for-sale securities	41,731	13,733
Proceeds from maturities and pay-downs of available-for-sale securities	3,507	5,624
Net change in loans	(13,184)	(6,994)
Purchase of premises and equipment	(50)	(654)
Proceeds from sale of foreclosed assets	173	301

Net cash used in investing activities	(765)	(22,871)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(8,706)	(6,789)
Net increase in certificates of deposit, including brokered certificates	9,506	24,007
Net increase in advances from borrowers for taxes and insurance	44	106
Proceeds from Federal Home Loan Bank advances	100,500	183,000
Repayments of Federal Home Loan Bank advances	(104,750)	(177,500)
Net increase in repurchase agreements	964	914
Dividends paid	(203)	(211)
Stock purchase per stock repurchase plan	(637)	(3,288)

Net cash provided by (used in) financing activities	(3,282)	20,239

Net Increase (Decrease) in Cash and Cash Equivalents	(1,788)	437
Cash and Cash Equivalents, Beginning of Period	12,731	6,580

Cash and Cash Equivalents, End of Period	$10,943	$7,017

Supplemental Cash Flows Information
Interest paid	$1,643	$1,538
Income taxes paid, net of refunds	$874	$870
Foreclosed assets acquired in settlement of loans	$212	$333

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2014 and June 30, 2014, and the results of its operations for the three month and six month periods ended December 31, 2014 and 2013. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the three month and six month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Note 2: New Accounting Pronouncements

Recent and Future Accounting Requirements

In January 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-04 which affects all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015 which the entity’s annual or interim financial statements have not been made available for issuance. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

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

A summary of ESOP shares at December 31, 2014 and June 30, 2014 are as follows (dollars in thousands):

	December 31, 2014	June 30, 2014
Allocated shares	55,771	37,571
Shares committed for release	9,622	19,245
Unearned shares	317,543	327,165

Total ESOP shares	382,936	383,981

Fair value of unearned ESOP shares (1)	$5,370	$5,395

(1)	Based on closing price of $16.91 and $16.49 per share on December 31, 2014, and June 30, 2014, respectively.

During the six months ended December 31, 2014, 1,045 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. As of December 31, 2014, there were 106,950 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the six months ended December 31, 2014 (dollars in thousands):

	Options	Weighted- Average Exercise Price/ Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2014	167,000	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, December 31, 2014	167,000	$16.63	8.9	$47	(1)

Exercisable, December 31, 2014	23,857	$16.63	8.9	$7	(1)

(1)	Based on closing price of $16.91 per share on December 31, 2014.

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

There were 23,857 stock options that vested during the six months ended December 31, 2014. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the six months ended December 31, 2014. Total unrecognized compensation cost related to non-vested stock options was $358,533 at December 31, 2014 and is expected to be recognized over a weighted-average period of 5.9 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2014:

	Shares	Weighted- Average Grant- Date Fair Value
Balance, June 30, 2014	85,500	$16.63
Granted	—	—
Forfeited	—	—
Earned and issued	8,550	16.63

Balance, December 31, 2014	76,950	$16.63

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was nominal and was recognized in non-interest expense for the six months ended December 31, 2014. Unrecognized compensation expense for non-vested restricted stock awards was $1.3 million at December 31, 2014, and is expected to be recognized over 8.9 years with a corresponding credit to paid-in capital.

Note 4: Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2014 and 2013. The factors used in the earnings per common share computation follow:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013

Net income	$823	$897	$1,594	$1,639

Basic weighted average shares outstanding	4,286,703	4,501,182	4,289,430	4,535,918
Less: Average unallocated ESOP shares	(319,948)	(339,193)	(322,354)	(341,599)

Basic average shares outstanding	3,966,755	4,161,989	3,967,076	4,194,319

Diluted effect of restricted stock awards and stock options	—	—	—	—

Diluted average shares outstanding	3,966,755	4,161,989	3,967,076	4,194,319

Basic earnings per common share	$.21	$.22	$.40	$.39

Diluted earnings per common share	$.21	$.22	$.40	$.39

The Company announced a stock repurchase plan on May 14, 2014, whereby the Company could repurchase up to 221,383 shares of its common stock, or approximately 5% of its then current outstanding shares. As of December 31, 2014, 88,600 shares were repurchased at an average price of $16.50 per share.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock will vest over 10 years and the stock options will vest over 7 years, both starting in December 2014. The 167,000 in stock options and 76,950 shares of non-vested restricted stock were not included in the computation of diluted earnings per share as the stock awards were considered antidilutive for the three and six month periods ended December 31, 2014.

Note 5: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2014:
U.S. government, federal agency, and Government-sponsored enterprises (GSE)	$102,911	$2,166	$(36)	$105,041
Mortgage-backed:
GSE residential	63,537	835	(389)	63,983
State and political subdivisions	3,485	473	—	3,958

	$169,933	$3,474	$(425)	$172,982

June 30, 2014:
U.S. government, federal agency, and Government-sponsored enterprises (GSE)	$112,511	$2,773	$(622)	$114,662
Mortgage-backed:
GSE residential	67,033	721	(1,022)	66,732
State and political subdivisions	3,022	185	(15)	3,192

	$182,566	$3,679	$(1,659)	$184,586

With the exception of U.S. Government, federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $102,911,000 and $63,537,000, respectively, and a market value of approximately $105,041,000 and $63,983,000, respectively, at December 31, 2014, the Company held no securities at December 31, 2014 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at December 31, 2014, and June 30, 2014 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$7,102	$7,269
One to five years	24,097	25,264
Five to ten years	73,314	74,251
After ten years	1,883	2,215

	106,396	108,999
Mortgage-backed securities	63,537	63,983

Totals	$169,933	$172,982

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $52,788,000 and $50,144,000 as of December 31, 2014 and June 30, 2014, respectively.

Gross gains of $458,000 and $191,000, and gross losses of $500,000 and $294,000, resulting from sales of available-for-sale securities were realized for the six month periods ended December 31, 2014 and 2013, respectively. The tax provision applicable to these net realized gains amounted to approximately $(17,000) and $(42,000), respectively. Gross gains of $65,000 and $0, and gross losses of $9,000 and $44,000, resulting from sales of available-for-sale securities were realized for the three month periods ended December 31, 2014 and 2013, respectively. The tax provision applicable to these net realized gains amounted to approximately $23,000 and $(17,000), respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at December 31, 2014 and June 30, 2014 was $51,585,000 and $69,616,000 respectively, which is approximately 29.8% and 37.7% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following tables show the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and June 30, 2014:

		December 31, 2014
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE)	$14,093	$(36)	$—	$—	$14,093	$(36)
Mortgage-backed:
GSE residential	—	—	37,492	(389)	37,492	(389)

Total temporarily impaired securities	$14,093	$(36)	$37,492	$(389)	$51,585	$(425)

		June 30, 2014
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE)	$6,616	$(148)	$17,370	$(474)	$23,986	$(622)
Mortgage-backed:
GSE residential	—	—	44,585	(1,022)	44,585	(1,022)
State and political subdivisions	—	—	1,045	(15)	1,045	(15)

Total temporarily impaired securities	$6,616	$(148)	$63,000	$(1,511)	$69,616	$(1,659)

The unrealized losses on the Company’s investment in residential mortgage-backed securities, state and political subdivisions, and U.S. Government and federal agency and Government sponsored enterprises were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Note 6: Loans and Allowance for Loan Losses

Classes of loans include:

	December 31, 2014	June 30, 2014

Real estate loans:
One- to four-family, including home equity loans	$148,935	$149,549
Multi-family	55,894	61,603
Commercial	94,419	83,134
Home equity lines of credit	8,045	7,824
Construction	955	1,572
Commercial	30,764	23,120
Consumer	8,871	8,509

Total loans	347,883	335,311

Less:
Unearned fees and discounts, net	173	104
Loans in process	1,212	1,325
Allowance for loan losses	4,138	3,958

Loans, net	$342,360	$329,924

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

The Company’s lending can be summarized into six primary areas: one- to four-family residential mortgage loans, commercial real estate and multi-family real estate loans, home equity lines of credits, real estate construction, commercial business loans, and consumer loans.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $150,313,000 and $144,737,000 as of December 31, 2014 and June 30, 2014, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $12,600,000 and $13,688,000 at December 31, 2014 and June 30, 2014, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $30,983,000 and $24,772,000 at December 31, 2014 and June 30, 2014, respectively, of which $15,065,000 and $7,893,000, at December 31, 2014 and June 30, 2014 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and six month periods ended December 31, 2014 and 2013 and the year ended June 30, 2014:

	Three Months Ended December 31, 2014
	Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,408	$787	$962	$91
Provision charged to expense	42	(15)	116	(2)
Losses charged off	(52)	—	—	—
Recoveries	10	—	—	—

Balance, end of period	$1,408	$772	$1,078	$89

Ending balance: individually evaluated for impairment	$186	$—	$29	$—

Ending balance: collectively evaluated for impairment	$1,222	$772	$1,049	$89

Loans:
Ending balance	$148,935	$55,894	$94,419	$8,045

Ending balance: individually evaluated for impairment	$3,399	$1,575	$49	$—

Ending balance: collectively evaluated for impairment	$145,536	$54,319	$94,370	$8,045

	Three Months Ended December 31, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$6	$693	$90	$—	$4,037
Provision charged to expense	—	(2)	(1)	—	138
Losses charged off	—	—	(5)	—	(57)
Recoveries	—	—	10	—	20

Balance, end of period	$6	$691	$94	$—	$4,138

Ending balance: individually evaluated for impairment	$—	$—	$12	$—	$227

Ending balance: collectively evaluated for impairment	$6	$691	$82	$—	$3,911

Loans:
Ending balance	$955	$30,764	$8,871	$—	$347,883

Ending balance: individually evaluated for impairment	$—	$624	$22	$—	$5,669

Ending balance: collectively evaluated for impairment	$955	$30,140	$8,849	$—	$342,214

	Six Months Ended December 31, 2014
	Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,391	$842	$968	$111
Provision charged to expense	61	(70)	110	6
Losses charged off	(54)	—	—	(28)
Recoveries	10	—	—	—

Balance, end of period	$1,408	$772	$1,078	$89

Ending balance: individually evaluated for impairment	$186	$—	$29	$—

Ending balance: collectively evaluated for impairment	$1,222	$772	$1,049	$89

Loans:
Ending balance	$148,935	$55,894	$94,419	$8,045

Ending balance: individually evaluated for impairment	$3,399	$1,575	$49	$—

Ending balance: collectively evaluated for impairment	$145,536	$54,319	$94,370	$8,045

	Six Months Ended December 31, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$10	$543	$93	$—	$3,958
Provision charged to expense	(4)	148	(9)	—	242
Losses charged off	—	—	(9)	—	(91)
Recoveries	—	—	19	—	29

Balance, end of period	$6	$691	$94	$—	$4,138

Ending balance: individually evaluated for impairment	$—	$—	$12	$—	$227

Ending balance: collectively evaluated for impairment	$6	$691	$82	$—	$3,911

Loans:
Ending balance	$955	$30,764	$8,871	$—	$347,883

Ending balance: individually evaluated for impairment	$—	$624	$22	$—	$5,669

Ending balance: collectively evaluated for impairment	$955	$30,140	$8,849	$—	$342,214

	Year Ended June 30, 2014 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,616	$797	$838	$90
Provision charged to expense	143	45	158	37
Losses charged off	(418)	—	(28)	(16)
Recoveries	50	—	—	—

Balance, end of year	$1,391	$842	$968	$111

Ending balance: individually evaluated for impairment	$143	$—	$35	$21

Ending balance: collectively evaluated for impairment	$1,248	$842	$933	$90

Loans:
Ending balance	$149,549	$61,603	$83,134	$7,824

Ending balance: individually evaluated for impairment	$2,781	$1,621	$55	$28

Ending balance: collectively evaluated for impairment	$146,768	$59,982	$83,079	$7,796

	Year Ended June 30, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$24	$431	$104	$38	$3,938
Provision charged to expense	(14)	150	21	(38)	502
Losses charged off	—	(38)	(38)	—	(538)
Recoveries	—	—	6	—	56

Balance, end of year	$10	$543	$93	$—	$3,958

Ending balance: individually evaluated for impairment	$—	$—	$16	$—	$215

Ending balance: collectively evaluated for impairment	$10	$543	$77	$—	$3,743

Loans:
Ending balance	$1,572	$23,120	$8,509	$—	$335,311

Ending balance: individually evaluated for impairment	$—	$29	$31	$—	$4,545

Ending balance: collectively evaluated for impairment	$1,572	$23,091	$8,478	$—	$330,766

	Three Months Ended December 31, 2013 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,572	$810	$857	$105
Provision charged to expense	(4)	4	24	(15)
Losses charged off	(120)	—	(8)	—
Recoveries	38	—	—	—

Balance, end of period	$1,486	$814	$873	$90

Ending balance: individually evaluated for impairment	$267	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,219	$814	$873	$90

Loans:
Ending balance	$148,684	$59,631	$77,522	$7,808

Ending balance: individually evaluated for impairment	$3,435	$1,669	$59	$—

Ending balance: collectively evaluated for impairment	$145,249	$57,962	$77,463	$7,808

	Three Months Ended December 31, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$12	$486	$100	$25	$3,967
Provision charged to expense	18	40	(1)	(19)	47
Losses charged off	—	—	(20)	—	(148)
Recoveries	—	—	2	—	40

Balance, end of period	$30	$526	$81	$6	$3,906

Ending balance: individually evaluated for impairment	$—	$39	$3	$—	$309

Ending balance: collectively evaluated for impairment	$30	$487	$78	$6	$3,597

Loans:
Ending balance	$2,250	$21,339	$9,290	$—	$326,524

Ending balance: individually evaluated for impairment	$—	$102	$30	$—	$5,295

Ending balance: collectively evaluated for impairment	$2,250	$21,237	$9,260	$—	$321,229

	Six Months Ended December 31, 2013 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,616	$797	$838	$90
Provision charged to expense	75	17	63	—
Losses charged off	(251)	—	(28)	—
Recoveries	46	—	—	—

Balance, end of period	$1,486	$814	$873	$90

Ending balance: individually evaluated for impairment	$267	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,219	$814	$873	$90

Loans:
Ending balance	$148,684	$59,631	$77,522	$7,808

Ending balance: individually evaluated for impairment	$3,435	$1,669	$59	$—

Ending balance: collectively evaluated for impairment	$145,249	$57,962	$77,463	$7,808

	Six Months Ended December 31, 2013 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$24	$431	$104	$38	$3,938
Provision charged to expense	6	95	2	(32)	226
Losses charged off	—	—	(28)	—	(307)
Recoveries	—	—	3	—	49

Balance, end of period	$30	$526	$81	$6	$3,906

Ending balance: individually evaluated for impairment	$—	$39	$3	$—	$309

Ending balance: collectively evaluated for impairment	$30	$487	$78	$6	$3,597

Loans:
Ending balance	$2,250	$21,339	$9,290	$—	$326,524

Ending balance: individually evaluated for impairment	$—	$102	$30	$—	$5,295

Ending balance: collectively evaluated for impairment	$2,250	$21,237	$9,260	$—	$321,229

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

December 31, 2014:
Pass	$145,316	$55,455	$92,061	$8,045	$955	$27,262	$8,849	$337,943
Watch	452	173	756	—	—	937	—	2,318
Substandard	3,167	266	1,602	—	—	2,565	22	7,622
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$148,935	$55,894	$94,419	$8,045	$955	$30,764	$8,871	$347,883

	Real Estate Loans
	One- to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2014:
Pass	$146,124	$59,806	$81,152	$7,797	$1,572	$20,636	$8,477	$325,564
Watch	782	1,501	336	—	—	—	—	2,619
Substandard	2,643	296	1,646	27	—	2,484	32	7,128
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$149,549	$61,603	$83,134	$7,824	$1,572	$23,120	$8,509	$335,311

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

December 31, 2014:
Real estate loans:
One- to four-family	$1,881	$571	$2,289	$4,741	$144,194	$148,935	$47
Multi-family	178	—	—	178	55,716	55,894	—
Commercial	—	—	—	—	94,419	94,419	—
Home equity lines of credit	26	—	—	26	8,019	8,045	—
Construction	—	—	—	—	955	955	—
Commercial	—	—	—	—	30,764	30,764	—
Consumer	98	20	10	128	8,743	8,871	—

Total	$2,183	$591	$2,299	$5,073	$342,810	$347,883	$47

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

June 30, 2014:
Real estate loans:
One- to four-family	$2,985	$876	$1,500	$5,361	$144,188	$149,549	$182
Multi-family	—	—	—	—	61,603	61,603	—
Commercial	—	349	—	349	82,785	83,134	—
Home equity lines of credit	49	36	—	85	7,739	7,824	—
Construction	—	—	—	—	1,572	1,572	—
Commercial	—	—	—	—	23,120	23,120	—
Consumer	97	33	—	130	8,379	8,509	—

Total	$3,131	$1,294	$1,500	$5,925	$329,386	$335,311	$182

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

The following tables present impaired loans:

				Three Months Ended December 31, 2014			Six Months Ended December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

December 31, 2014:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$2,695	$2,695	$—	$2,702	$7	$8	$2,709	$11	$18
Multi-family	1,575	1,575	—	1,585	23	23	1,598	38	46
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	624	624	—	544	—	2	327	—	2
Consumer	10	10	—	12	—	—	13	—	—

Loans with a specific valuation allowance
Real estate loans:
One- to-four family	704	704	186	710	3	3	714	4	6
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	49	49	29	50	—	—	52	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	12	12	12	13	—	—	14	—	—
Total:
Real estate loans:
One- to-four family	3,399	3,399	186	3,412	10	11	3,423	15	24-
Multi-family	1,575	1,575	—	1,585	23	23	1,598	38	46-
Commercial	49	49	29	50	—	—	52	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	624	624	—	544	—	2	327	—	2
Consumer	22	22	12	25	—	—	27	—	—

	$5,669	$5,669	$227	$5,616	$33	$36	$5,427	$53	$72

				Year Ended June 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

June 30, 2014:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,107	$2,107	$—	$2,174	$25	$31
Multi-family	1,621	1,621	—	1,664	78	94
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	29	29	—	—	—	—
Consumer	15	15	—	26	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	674	674	143	689	1	1
Multi-family	—	—	—	—	—	—
Commercial	55	55	35	59	—	—
Home equity line of credit	28	28	21	29	1	1
Construction	—	—	—	—	—	—
Commercial	—	—	—	34	—	—
Consumer	16	16	16	19	1	1
Total:
Real estate loans:
One- to four-family	2,781	2,781	143	2,863	26	32
Multi-family	1,621	1,621	—	1,664	78	94
Commercial	55	55	35	59	—	—
Home equity line of credit	28	28	21	29	1	1
Construction	—	—	—	—	—	—
Commercial	29	29	—	34	—	—
Consumer	31	31	16	45	1	1

	$4,545	$4,545	$215	$4,694	$106	$128

				Three Months Ended December 31, 2013			Six Months Ended December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

December 31, 2013 (Unaudited):
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$2,249	$2,249	$—	$2,286	$7	$8	$2,344	$10	$13
Multi-family	1,669	1,669	—	1,678	23	24	1,687	47	47
Commercial	59	59	—	60	—	—	61	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	33	33	—	35	—	—	36	—	—
Consumer	11	11	—	13	—	—	14	—	—

Loans with a specific valuation allowance
Real estate loans:
One- to-four family	1,186	1,186	267	1,194	—	—	1,194	—	3
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	69	69	39	136	—	—	136	—	—
Consumer	19	19	3	20	—	—	21	—	—
Total:
Real estate loans:
One- to-four family	3,435	3,435	267	3,480	7	8	3,538	10	16
Multi-family	1,669	1,669	—	1,678	23	24	1,687	47	47
Commercial	59	59	—	60	—	—	61	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	102	102	39	171	—	—	172	—	—
Consumer	30	30	3	33	—	—	35	—	—

	$5,295	$5,295	$309	$5,422	$30	$32	$5,493	$57	$63

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Mortgages on real estate:
One- to four-family	$2,809	$2,146
Multi-family	266	296
Commercial	49	55
Home equity lines of credit	—	28
Construction loans	—	—
Commercial business loans	624	29
Consumer loans	22	30

Total	$3,770	$2,584

At December 31, 2014 and June 30, 2014, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of December 31, 2014 and June 30, 2014. As of December 31, 2014 all loans listed were on nonaccrual except for nine one- to four-family residential loans totaling $543,000, and one multi-family loan for $1.3 million. All loans listed as of June 30, 2014 were on nonaccrual except for nine one- to four-family residential loans totaling $635,000, and one multi-family loan for $1.3 million.

	December 31, 2014	June 30, 2014
Real estate loans
One- to four-family	$1,474	$1,477
Home equity lines of credit	—	—
Multi-family	1,311	1,335
Commercial	13	15

Total real estate loans	2,798	2,827

Construction	—	—
Commercial and industrial	24	29
Consumer loans	—	—

Total	$2,822	$2,856

During the six month period ended December 31, 2014, two one- to four-family loans totaling $28,000 were modified.

During the year ended June 30, 2014, the Company modified two one- to four-family residential real estate loans, with a recorded investment of $13,000, and one commercial business loan with a recorded investment of $15,000.

During the six month period ended December 31, 2013, the Company modified one one- to four-family loan in the amount of $14,000 and one commercial loan in the amount of $16,000 as troubled debt restructurings.

The Company has four TDRs, all of which were one- to four-family residential loans totaling $489,000, that were in default as of December 31, 2014, and were restructured in prior periods. Three of these loans are currently in foreclosure. The Company had three TDRs, all one- to four-family residential loans totaling $384,000 that were in default as of June 30, 2014, and were restructured in the prior years. All three loans were in foreclosure at June 30, 2014. The Company defines a default as any loan that becomes 90 days or more past due.

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

Note 7: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,425,000 of Federal Home Loan Bank stock as of both December 31, 2014 and June 30, 2014. The FHLB provides liquidity and funding through advances.

Note 8: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, were as follows at the dates specified:

	December 31, 2014	June 30, 2014
Net unrealized gains on securities available-for-sale	$3,049	$2,020
Net unrealized postretirement health benefit plan obligations	(208)	(211)

	2,841	1,809
Tax effect	(1,144)	(728)

Total	$1,697	$1,081

Note 9: Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six month periods ended December 31, 2014 and 2013, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013	Affected Line Item in the Condensed Consolidated Statements of Income
Unrealized gains (losses) on available-for-sale securities	$56	$(44)	$(42)	$(104)	Net realized gains on sale of available-for-sale securities
Amortization of defined benefit pension items:
Transition obligation	6	8	12	16	Components are included in computation of net periodic pension cost
Actuarial losses	7	(11)	14	(22)
Prior service costs	(12)	(12)	(24)	(24)

Total reclassified amount before tax	57	(59)	(40)	(134)
Tax expense (benefit)	23	(24)	(16)	(54)	Provision for Income Tax

Total reclassification out of AOCI	$34	$(35)	$(24)	$(80)	Net Income

Note 10: Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Computed at the statutory rate (34%)	$436	$475	$844	$847
Decrease resulting from
Tax exempt interest	(13)	(9)	(24)	(18)
Cash surrender value of life insurance	(23)	(23)	(46)	(46)
State income taxes	76	90	139	157
Other	(16)	(32)	(24)	(88)

Actual expense	$460	$501	$889	$852

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and June 30, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Available-for-sale securities:
US Government and federal agency	$105,041	$—	$105,041	$—
Mortgage-backed securities – GSE residential	63,983	—	63,983	—
State and political subdivisions	3,958	—	3,958	—
Mortgage servicing rights	499	—	—	499

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014:
Available-for-sale securities:
US Government and federal agency	$114,662	$—	$114,662	$—
Mortgage-backed securities – GSE residential	66,732	—	66,732	—
State and political subdivisions	3,192	—	3,192	—
Mortgage servicing rights	506	—	—	506

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2014. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of December 31, 2014 or June 30, 2014. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of December 31, 2014 or June 30, 2014.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2014	$506
Total realized and unrealized gains and losses included in net income	(10)
Servicing rights that result from asset transfers	32
Payments received and loans refinanced	(29)

Balance, December 31, 2014	$499

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(10)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and June 30, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Impaired loans (collateral-dependent)	$110	$—	$—	$110
Foreclosed assets	$105	$—	$—	$105
June 30, 2014:
Impaired loans (collateral-dependent)	$401	$—	$—	$401
Foreclosed assets	38	—	—	38

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Impaired loans (collateral-dependent)	$(11,000)	$(13,000)	$(11,000)	$(19,000)
Foreclosed and repossessed assets held for sale	(66,000)	(75,000)	(81,000)	(75,000)

Total losses on assets measured on a non-recurring basis	$(77,000)	$(88,000)	$(92,000)	$(94,000)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2014 and June 30, 2014.

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$499	Discounted cash flow	Discount rate	10.5% – 11.5%(10.5%)

			Constant prepayment rate	11.7% – 13.7%(12.8%)

			Probability of default	.20% – .35%(.34%)

Impaired loans (collateral-dependent)	110	Market comparable properties	Marketability discount	26%(26%)

Foreclosed assets	105	Market comparable properties	Comparability adjustments (%)	24.0% – 57.8%(35.7%)

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$506	Discounted cash flow	Discount rate	10.0% – 11.0%(10.0%)

			Constant prepayment rate	10.8% – 13.1%(11.9%)

			Probability of default	.13% – .26%(.25%)

Impaired loans (collateral-dependent)	401	Market comparable properties	Marketability discount	0% – 24%(23.7%)

Foreclosed assets	38	Market comparable properties	Comparability adjustments (%)	24%(24%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and June 30, 2014.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Financial assets
Cash and cash equivalents	$10,943	$10,943	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	342,360	—	—	345,455
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,693	—	1,693	—
Financial liabilities
Deposits	405,393	—	140,637	265,313
Repurchase agreements	3,288	—	3,288	—
Federal Home Loan Bank advances	52,500	—	53,592	—
Advances from borrowers for taxes and insurance	1,040	—	1,040	—
Accrued interest payable	96	—	96	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014:
Financial assets
Cash and cash equivalents	$12,731	$12,731	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	329,924	—	—	333,282
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,788	—	1,788	—
Financial liabilities
Deposits	404,593	—	149,343	255,451
Repurchase agreements	2,324	—	2,324	—
Federal Home Loan Bank advances	56,750	—	58,146	—
Advances from borrowers for taxes and insurance	997	—	997	—
Accrued interest payable	96	—	96	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 2.86% for the six months ended December 31, 2014 from 2.83% for the six months ended December 31, 2013. Net interest income was $7.8 million for both the six months ended December 31, 2014 and the six months ended December 31, 2013.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing loans totaled $3.8 million, or 1.1% of loans at December 31, 2014 and $2.8 million, or 0.8% of total loans at June 30, 2014. Our non-performing assets totaled $4.3 million or 0.8% of total assets at December 31, 2014, and $3.2 million, or 0.6% of total assets at June 30, 2014.

At December 31, 2014, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2014 was $1.6 million, compared to a net income of $1.6 million for the six months ended December 31, 2013. The net income was the same in each of the six month periods due to an increase in provision for loan losses, a slight increase in noninterest expense, and a slight decrease in net interest income, offset by an increase in noninterest income.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2014.

Comparison of Financial Condition at December 31, 2014 and June 30, 2014

Total assets decreased $1.5 million, or 0.3%, to $549.8 million at December 31, 2014 from $551.3 million at June 30, 2014. The decrease was primarily due to an $11.6 million decrease in investment securities, and a $1.8 million decrease in cash and cash equivalents, mostly offset by a $12.4 million increase in net loans.

Net loans receivable, including loans held for sale, increased by $12.4 million, or 3.8%, to $342.4 million at December 31, 2014 from $329.9 million at June 30, 2014. The increase in net loans receivable during this period was due primarily to an $11.3 million, or 13.6%, increase in commercial real estate loans, a $7.6 million, or 33.1%, increase in commercial business loans, a $362,000, or 4.3%, increase in consumer loans, and a $221,000, or 2.8%, increase in home equity lines of credit, partially offset by a $5.7 million, or 9.3%, decrease in multi-family loans, a $617,000, or 39.2%, decrease in construction loans, and a $614,000, or 0.4%, decrease in one- to four-family loans.

Investment securities, consisting entirely of securities available for sale, decreased $11.6 million, or 6.3%, to $173.0 million at December 31, 2014 from $184.6 million at June 30, 2014. The decrease was primarily due to the sale of securities to fund loan growth. We had no securities classified as held to maturity at December 31, 2014 or June 30, 2014.

As of December 31, 2014, premises and equipment decreased $168,000 to $5.0 million, deferred income taxes decreased $320,000 to $1.7 million, interest receivable decreased $95,000 to $1.7 million and other assets decreased $96,000 to $393,000 from the respective balances as of June 30, 2014. The decrease in premises and equipment was primarily due to normal depreciation, and the decrease in deferred income taxes was mostly due to an increase in the unrealized gain on the sale of available-for-sale securities. The decrease in interest receivable was due to the reduction of the investment security portfolio, and the decrease in other assets resulted from a decrease in accounts receivable general due to the receipt of a receivable that was outstanding as of June 30, 2014.

At December 31, 2014, our investment in bank-owned life insurance was $8.2 million, an increase of $134,000 from $8.0 million at June 30, 2014. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $15.9 million at December 31, 2014.

Deposits increased $800,000, or 0.2%, to $405.4 million at December 31, 2014 from $404.6 million at June 30, 2014. Certificates of deposit, excluding brokered certificates of deposit, increased $4.9 million, or 2.2%, to $224.5 million, savings, NOW, and money market accounts decreased $8.2 million, or 6.2%, to $124.5 million, brokered certificates of deposit increased $4.6 million, or 13.0%, to $40.2 million, and noninterest bearing demand accounts decreased $526,000, or 3.1%, to $16.2 million. Repurchase agreements increased $964,000, or 41.5%, to $3.3 million at December 31, 2014, from $2.3 million at June 30, 2014. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, decreased $4.3 million, or 7.5%, to $52.5 million at December 31, 2014 from $56.8 million at June 30, 2014.

Other liabilities decreased $732,000, or 34.7%, to $1.4 million at December 31, 2014 from $2.1 million on June 30, 2014. The decrease was attributable to a general decrease in accounts payable and accrued expenses payable due to timing of payments.

Total equity increased $1.6 million, or 2.0%, to $83.7 million at December 31, 2014 from $82.1 million at June 30, 2014. Equity increased due to net income of $1.6 million and an increase in accumulated other comprehensive income (loss), net of tax, of $616,000, partially offset by a decrease due to stock repurchases of $637,000. The increase in other accumulated income was primarily due to a decrease in unrealized losses on securities available for sale of $616,000. A stock repurchase program was adopted on May 14, 2014, which authorized the Company to repurchase up to 221,383 shares of its common stock, or approximately 5% of the then current outstanding shares. As of December 31, 2014, 88,600 shares were repurchased, 38,600 of which were repurchased during the six months ended December 31, 2014, leaving the maximum number of shares that may yet be repurchased under the plan at 132,783.

Comparison of Operating Results for the Six Months Ended December 31, 2014 and 2013

General. Our net income for the six months ended December 31, 2014 was $1.6 million, compared to a net income of $1.6 million for the six months ended December 31, 2013. The net income was the same in each of the six month periods due to an increase in provision for loan losses, a slight increase in noninterest expense and a slight decrease in net interest income, offset by an increase in noninterest income.

Net Interest Income. Net interest income was $7.8 million for both the six months ended December 31, 2014 and the six months ended December 31, 2013. This was a result of an increase of $83,000 in interest expense almost entirely offset by an increase of $80,000 in interest and dividend income. We had an $8.1 million, or 1.5%, decrease in the average balance of interest earning assets, partially offset by a $6.6 million, or 1.5%, decrease in average balance of interest bearing liabilities. We also had an increase in our interest rate spread by 3 basis points to 2.86% for the six months ended December 31, 2014 compared to 2.83% for the six months ended December 31, 2013, and an increase in our net interest margin by 4 basis points to 2.97% for the six months ended December 31, 2014 compared to 2.93% for the six months ended December 31, 2013.

Interest and Dividend Income. Interest and dividend income increased $80,000, or 0.9%, to $9.4 million for the six months ended December 31, 2014 from $9.3 million for the six months ended December 31, 2013. The increase in interest income was primarily due to a $233,000 increase in interest income on loans, partially offset by a $178,000 decrease in interest on securities. The increase in interest income on loans resulted from a $16.4 million, or 5.1%, increase in the average balance of loans to $338.9 million for the six months ended December 31, 2014, from $322.5 million for the six months ended December 2013, partially offset by a 7 basis point, or 1.6%, decrease in the average yield on loans from 4.24% to 4.17%. Interest on securities decreased $178,000, or 7.4%, as a result of a $25.8 million decrease in the average balance of securities to $173.9 at December 31, 2014, partially offset by an 18 basis point increase in the average yield on securities from 2.47% to 2.65%. The decrease in the average yield on loans reflected a reduction in the current interest rates charged on loans originated during the period versus the average rates on loans in the portfolio in the prior period. The increase in the average yield on securities reflected the sales of lower yielding securities during the period.

Interest Expense. Interest expense increased $83,000, or 5.3%, and was $1.6 million for the six months ended December 31, 2014 and for the six months ended December 31, 2013. The increase was primarily due to higher market interest rates during the period.

Interest expense on interest-bearing deposits increased by $98,000, or 8.5%, to $1.3 million for the six months ended December 31, 2014 from $1.2 million for the six months ended December 31, 2013. This increase was primarily due to an increase of $26.8 million in the average balance of interest-bearing deposits to $394.0 million for the six months ended December 31, 2014 from $367.2 million for the six months ended December 31, 2013, while the average cost of interest bearing deposits was 0.63% for both the six months ended December 31, 2014, and the six months ended December 31, 2013.

Interest expense on borrowings decreased $15,000, or 3.7%, to $393,000 for the six months ended December 31, 2014 from $408,000 for the six months ended December 31, 2013. This decrease was due to a decrease in the average balance of borrowings to $49.9 million for the six months ended December 31, 2014 from $83.3 million for the six months ended December 31, 2013, partially offset by a 59 basis point increase in the average cost of such borrowings to 1.57% for the six months ended December 31, 2014 from 0.98% for the six months ended December 31, 2013.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $242,000 for the six months ended December 31, 2014, compared to a provision for loan losses of $226,000 for the six months ended December 31, 2013. The allowance for loan losses was $4.1 million, or 1.19% of total loans, at December 31, 2014, compared to $3.9 million, or 1.20% of total loans, at December 31, 2013 and $4.0 million, or 1.18% of total loans, at June 30, 2014. Non-performing loans increased to $3.8 million during the six month period ended December 31, 2014. During the six months ended December 31, 2014, a net charge-off of $62,000 was recorded while during the six months ended December 31, 2013, a net charge-off of $258,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Six Months Ended December 31, 2014	Year Ended June 30, 2014
Allowance to non-performing loans at the end of the period	108.41%	143.10%
Allowance to total loans outstanding at the end of the period	1.19%	1.18%
Net charge-offs to average total loans outstanding during the period, annualized	0.04%	0.15%
Total non-performing loans to total loans at the end of the period	1.10%	0.82%
Total non-performing assets to total assets at the end of the period	0.77%	0.58%

Noninterest Income. Noninterest income increased $31,000, or 2.0%, to $1.6 million for the six months ended December 31, 2014 compared to $1.6 million for the six months ended December 31, 2013. The increase was primarily due to decreases in net realized losses on the sale of securities available for sale and an increase in brokerage commissions, partially offset by decreases in net gains on sale of loans, net mortgage banking income, customer services fees, and other service charges and fees. For the six months ended December 31, 2014, net realized losses on the sale of securities available for sale decreased from $104,000 to $42,000, and brokerage commissions increased from $336,000 to $371,000, while net gains of the sale of loans decreased $72,000 to $51,000, net mortgage banking income decreased from $128,000 to $88,000, customer service fees decreased from $292,000 to $271,000 and other service charges and fees decreased from $72,000 to $53,000. The decrease in net realized losses on the sale of available-for-sale securities was a result of a larger amount of securities sold at a loss in the six months ended December 31, 2013, than in the six months ended December 31, 2014. The increase in brokerage commissions reflects increased activity due to movement in interest rates. The decreases in net gains on sale of loans and net mortgage banking income were due to a decrease in the number of loans sold to the Federal Home Loan Bank of Chicago in the six months ending December 31, 2014.

Noninterest Expense. Noninterest expense increased $20,000, or 0.3%, and was $6.6 million for both the six months ended December 31, 2014 and for the six months ended December 31, 2013. The largest components of this increase were equipment expense, which increased $86,000, or 19.8%, and professional services, which increased $48,000, or 24.2%. The increase in equipment expense was due to routine technology upgrades, while the increase in professional services was the result of additional services received in the six months ended December 31, 2014. These increases were partially offset by decreases in compensation and benefits and loss on foreclosed assets, net. Compensation and benefits decreased was due to a lower accrual of executive compensation in the annual incentive plan in the six months ended December 31, 2014, while net loss on foreclosed assets decreased due to smaller losses taken in the six months ended December 31, 2014.

Income Tax Expense. We recorded a provision for income tax of $889,000 for the six months ended December 31, 2014, compared to a provision for income tax of $852,000 for the six months ended December 31, 2013, reflecting effective tax rates of 35.8% and 34.2%, respectively.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013

General. Net income decreased $74,000 to $823,000 net income for the three months ended December 31, 2014 from $897,000 net income for the three months ended December 31, 2013. The decrease was primarily due to a decrease in net interest income, an increase in noninterest expense, and an increase in the provision for loan losses, partially offset by an increase in noninterest income and a decrease in income tax expense.

Net Interest Income. Net interest income decreased $87,000 to $3.9 million for the three months ended December 31, 2014 from $4.0 million for the three months ended December 31, 2013. The decrease was a result of a $54,000 decrease in interest income and a $33,000 increase in interest expense. We had a $22.0 million, or 4.0%, decrease in the average balance of interest earning assets, partially offset by a $19.0 million, or 4.1% decrease in average balance of interest bearing liabilities. We also had an increase in our interest rate spread by 5 basis points to 2.87% for the three months ended December 31, 2014 compared to 2.82% for the three months ended December 31, 2013, and an increase in our net interest margin by 6 basis points to 2.98% for the three months ended December 31, 2014 compared to 2.92% for the three months ended December 31, 2013.

Interest and Dividend Income. Interest and dividend income decreased $54,000, or 1.1%, to $4.7 million for the three months ended December 31, 2014 from $4.8 million for the three months ended December 31, 2013. The decrease in interest and dividend income was primarily due to a $180,000 decrease in interest income on securities, which resulted from a $39.7 million, or 18.8%, decrease in the average balance of securities to $172.0 million for the three months ending December 31, 2014, from $211.6 million for the three months ending December 31, 2013, partially offset by a 16 basis point, or 6.2%, increase in the average yield on securities from 2.48% to 2.64%. Interest on loans increased $123,000, or 3.6%, as the average balance increased by $15.2 million, or 4.7%, to $341.3 million for the three months ended December 31, 2014 from $326.1 million for the three months ended December 30, 2013, while the average yield decreased 5 basis points from 4.23% to 4.18%.

Interest Expense. Interest expense increased $33,000, or 4.2%, to $821,000 for the three months ended December 31, 2014 from $788,000 for the three months ended December 31, 2013. This increase was due to a 6 basis point increase in rates, partially offset by a $19.0 million decrease in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $45,000, or 7.8%, to $625,000 for the three months ended December 31, 2014 from $580,000 for the three months ended December 31, 2013. This increase was primarily due to a $23.2 million, or 6.3%, increase in the average balance of interest-bearing deposits to $393.7 million for the three months ended December 30, 2014 from $370.6 million for the three months ended December 31, 2013. The average cost of interest-bearing deposits was 0.63% for both the three months ended December 31, 2014 and for the three months ended December 31, 2013.

Interest expense on borrowings decreased $12,000, or 5.8%, to $196,000 for the three months ended December 31, 2014 from $208,000 for the three months ended December 31, 2013. This decrease was due to a decrease in the average balance of borrowings to $50.8 million for the three months ended December 31, 2014, from $92.9 million for the three months ended December 31, 2013, partially offset by a 64 basis point increase in the average cost of such borrowings to 1.54% for the three months ended December 31, 2014 from 0.90% for the three months ended December 31, 2013.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $138,000 for the three months ended December 31, 2014, compared to a provision for loan losses of $47,000 for the three months ended December 31, 2013. During the three months ended December 31, 2014 and 2013, $37,000 and $108,000, respectively, in net charge-offs were recorded.

Noninterest Income. Noninterest income increased $87,000, or 11.7%, to $833,000 for the three months ended December 31, 2014 from $746,000 for the three months ended December 31, 2013. The increase was primarily due to an increase in net realized gains (losses) on the sale of securities available for sale, partially offset by a decrease in net mortgage banking income, and a decrease in gain on sale of loans. For the three months ended December 31, 2014, net realized gains (losses) on the sale of available-for-sale securities increased from ($44,000) to $56,000, while net mortgage banking income, decreased from $66,000 to $32,000 and gain on sale of loans decreased from $27,000 to $19,000. The increase in net realized gains on the sale of available-for-sale securities was due to the rate environment in the three months ended December 31, 2014, that allowed for a profit to be gained when repositioning the investment portfolio that was not available in the three months ended December 31, 2013. The decreases in net mortgage banking income, and gains on sale of loans were due to a decrease in the number of loans sold to the Federal Home Loan Bank of Chicago in the three months ending December 31, 2014.

Noninterest Expense. Noninterest expense increased $24,000, or 0.7%, and was $3.3 million for both the three months ended December 31, 2014 and the three months ended December 31, 2013. The slight increase was primarily due to increases in professional services, which increased $37,000, or 45.1%, equipment expense, which increased $19,000, or 8.7%, and net occupancy expense, which increased $13,000, or 10.7%, mostly offset by decreases in compensation and benefits, which decreased $34,000, or 1.6%, and net loss on foreclosed assets, net, which decreased $36,000, or 47.4%. The increase in professional services was the result of additional services received in the three months ended December 31, 2014, the increase in equipment expense was due to routine technology upgrades, and the increase in net occupancy expense was due to increased expenses due to the addition of the Savoy office. The decrease in compensation and benefits was due to a lower accrual of executive compensation in the annual incentive plan in the three months ended December 31, 2014, and the decrease in the net loss on foreclosed assets was due to smaller losses taken in the three months ended December 31, 2014.

Income Tax Expense. We recorded a provision for income tax of $460,000 for the three months ended December 31, 2014, compared to a provision for income tax of $501,000 for the three months ended December 31, 2013, reflecting effective tax rates of 35.9% and 35.8%, respectively.

Asset Quality

At December 31, 2014, our non-accrual loans totaled $3.8 million, including $2.8 million in one- to four-family loans, $266,000 in multi-family loans, $49,000 in commercial real estate loans, $624,000 in commercial business loans and $22,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At December 31, 2014, we had one one- to four family loan for $47,000 which was delinquent 90 days or greater and still accruing interest.

At December 31, 2014, loans classified as substandard equaled $7.6 million. Loans classified as substandard consisted of $3.2 million in one- to four-family loans, $266,000 in multi-family loans, $1.6 million in commercial real estate loans, $2.6 million in commercial business loans and $22,000 in consumer loans. At December 31, 2014, no loans were classified as doubtful or loss.

At December 31, 2014, one- to four-family residential mortgage loans classified as substandard equaled $3.2 million compared to $2.6 million at June 30, 2014. At December 31, 2014, watch assets consisted of $452,000 in one- to four-family loans, $173,000 in multi-family loans, $756,000 in commercial real estate loans, and $937,000 in commercial business loans

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At December 31, 2014 and June 30, 2014, we had $2.8 million and $2.9 million, respectively, of troubled debt restructurings. At December 31, 2014 our troubled debt restructurings consisted of $1.5 million in one- to four-family loans, $1.3 million in multi-family loans, $13,000 in commercial real estate loans, and $24,000 in commercial business loans.

At December 31 2014, we had $434,000 in foreclosed assets compared to $436,000 as of June 30, 2014. Foreclosed assets at December 31, 2014 consisted of all residential real estate properties, while foreclosed assets at June 30, 2014, consisted of $416.000 in residential real estate properties and $20,000 in commercial real estate.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six-month periods ended December 31, 2014 and 2013:

	Six months ended December 31,
	2014	2013

Balance, beginning of period	$3,958	$3,938
Loans charged off
Real estate loans
One- to four-family	(54)	(251)
Multi-family	—	—
Commercial	—	(28)
HELOC	(28)	—
Construction	—	—
Commercial business	—	—
Consumer	(9)	(28)

Gross charged off loans	(91)	(307)

Recoveries of loans previously charged off
Real estate loans
One- to four-family	10	46
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	19	3

Gross recoveries of charged off loans	29	49

Net charge offs	(62)	(258)

Provision charged to expense	242	226

Balance, end of period	$4,138	$3,906

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $180,000 to $4.1 million at December 31, 2014, from $4.0 million at June 30, 2014. This increase was primarily the result of an increase in outstanding loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loan loss in the Company’s loan portfolio at December 31, 2014.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of December 31 and June 30, 2014:

Portfolio segment	December 31, 2014 Net charge-offs – 12 quarter weighted historical	June 30, 2014 Net charge- offs – 12 quarter weighted historical
Real Estate:
One- to four-family	.04%	.04%
Multi-family	(.01%)	.00%
Commercial	.02%	.06%
HELOC	.31%	.26%
Construction	.00%	.00%
Commercial business	.14%	.25%
Consumer	.07%	.25%

Entire portfolio total	.04%	.06%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At December 31, 2014, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at December 31, 2014	Qualitative factor applied at June 30, 2014

Real Estate:
One- to four-family	0.80%	0.81%
Multi-family	1.43%	1.40%
Commercial	1.16%	1.14%
HELOC	0.80%	0.89%
Construction	0.61%	0.65%
Commercial business	2.15%	2.10%
Consumer	0.82%	0.62%

Entire portfolio total	1.10%	1.07%

At December 31, 2014, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $3.8 million, as compared to $3.6 million at June 30, 2014. The general increase in qualitative factors was attributable primarily to the change in criticized loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. For the three months ended December 31, 2014 and the year ended June 30, 2014, our liquidity ratio averaged 31.6% and 36.3% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2014.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $10.9 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at December 31, 2014.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $2.3 million and $3.1 million for the six months ended December 31, 2014 and 2013, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay-downs on mortgage-backed securities. Net cash used in investing activities was $765,000 and $22.9 million for the six months ended December 31, 2014 and 2013, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash provided by (used in) financing activities was ($3.3) million and $20.2 million for the six months ended December 31, 2014 and 2013, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2014 and June 30, 2014.

	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Commitments to fund loans	$15,190	$8,949
Lines of credit	18,421	18,663

At December 31, 2014, certificates of deposit due within one year of December 31, 2014 totaled $187.1 million, or 46.2% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $52.5 million at December 31, 2014. At December 31, 2014 we had the ability to borrow up to an additional $81.2 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $22.4 million from the Federal Reserve based on current collateral pledged.

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

The phase-in for banking organizations such as the Company and the Association began in January 2015, while the phase-in period for larger banks started in January 2014. The implementation of the new capital and liquidity standards is not expected to have a material impact on the Company’s Consolidated Financial Statements.

During the six month period ended December 31, 2014, the Company repurchased 38,600 of its shares as part of the stock repurchase program that was adopted by the Company in the year ended June 30, 2014 which allowed the Company to repurchase up to 221,383 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of December 31, 2014, the Company had repurchased 88,600 shares and the maximum number of shares that may yet be purchased under the plan was 132,783.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, the Association exceeded all regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	December 31, 2014 Actual	June 30, 2014 Actual	Minimum to Be Well Capitalized

Tier 1 capital to total assets
Association	11.6%	12.1%	5.0%
Company	15.0%	14.7%	N/A
Tier 1 capital to risk-weighted assets
Association	18.7%	20.7%	6.0%
Company	24.2%	25.1%	N/A
Total capital to risk-weighted assets
Association	20.0%	21.9%	10.0%
Company	25.4%	26.3%	N/A

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

	For the Three Months Ended December 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$341,282	3,569	4.18%	$326,118	3,446	4.23%
Securities:
U.S. government, federal agency and government-sponsored enterprises	104,438	705	2.70%	130,662	782	2.39%
U.S. government-sponsored enterprise MBS	64,113	408	2.55%	77,619	520	2.68%
State and political subdivisions	3,408	21	2.46%	3,352	12	1.43%

Total securities	171,959	1,134	2.64%	211,633	1,314	2.48%
Other	9,683	10	0.41%	7,217	7	0.39%

Total interest-earning assets	522,924	4,713	3.61%	544,968	4,767	3.50%
Non-interest earning assets	23,770			19,181

Total assets	$546,694			$564,149

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$34,678	8	0.09%	$33,832	8	0.09%
Savings accounts	34,369	14	0.16%	32,248	18	0.22%
Money market accounts	56,557	28	0.20%	58,566	35	0.24%
Certificates of deposit	268,135	575	0.86%	245,941	519	0.84%

Total interest-bearing deposits	393,739	625	0.63%	370,587	580	0.63%
Federal Home Loan Bank Advances	50,767	196	1.54%	92,924	208	0.90%

Total interest-bearing liabilities	444,506	821	0.74%	463,511	788	0.68%
Noninterest-bearing liabilities	18,546			18,280

Total liabilities	463,052			481,791
Stockholders’ equity	83,642			82,358

Total liabilities and stockholders’ equity	$546,694			$564,149

	For the Three Months Ended December 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Net interest income		$3,892			$3,979

Interest rate spread (1)			2.87%			2.82%

Net interest margin (2)			2.98%			2.92%
Net interest-earning assets (3)	$78,418			$81,457

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$338,900	7,070	4.17%	$322,513	6,837	4.24%
Securities:
U.S. government, federal agency and government-sponsored enterprises	105,541	1,431	2.71%	121,021	1,451	2.40%
U.S. government-sponsored enterprise MBS	64,970	830	2.56%	75,129	984	2.62%
State and political subdivisions	3,412	40	2.34%	3,552	27	1.52%

Total securities	173,923	2,301	2.65%	199,702	2,462	2.47%
Other	8,888	22	0.50%	7,563	14	0.37%

Total interest-earning assets	521,711	9,393	3.60%	529,778	9,313	3.52%
Non-interest earning assets	23,671			18,987

Total assets	$545,382			$548,765

	For the Six Months Ended December 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$33,914	15	0.09%	$33,367	18	0.11%
Savings accounts	34,348	29	0.17%	31,986	38	0.24%
Money market accounts	57,348	57	0.20%	58,756	74	0.25%
Certificates of deposit	268,350	1,149	0.86%	243,083	1,021	0.84%

Total interest-bearing deposits	393,960	1,250	0.63%	367,192	1,151	0.63%
Federal Home Loan Bank Advances	49,924	393	1.57%	83,270	408	0.98%

Total interest-bearing liabilities	443,884	1,643	0.74%	450,462	1,559	0.69%
Noninterest-bearing liabilities	18,485			16,387

Total liabilities	462,369			466,849
Stockholders’ equity	83,013			81,916

Total liabilities and stockholders’ equity	$545,382			$548,765

Net interest income		$7,750			$7,754

Interest rate spread (1)			2.86%			2.83%

Net interest margin (2)			2.97%			2.93%

Net interest-earning assets (3)	$77,827			$79,316

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended December 31, 2014 vs. 2013			Six Months Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$358	$(235)	$123	$517	$(284)	$233
Securities	(638)	458	(180)	(562)	401	(161)
Other	1	2	3	12	(4)	8

Total interest-earning assets	$(279)	$225	$(54)	$(33)	$113	$80

Interest-bearing liabilities:
Interest-bearing checking or NOW	$—	$—	$—	$1	$(4)	$(3)
Savings accounts	7	(11)	(4)	8	(17)	(9)
Certificates of deposit	(57)	113	56	39	89	128
Money market accounts	(11)	4	(7)	(7)	(10)	(17)

Total interest-bearing deposits	(61)	106	45	41	58	99
Federal Home Loan Bank advances	(468)	456	(12)	(399)	384	(15)

Total interest-bearing liabilities	$(529)	$562	$33	$(358)	$442	$84

Change in net interest income	$250	$(337)	$(87)	$325	$(329)	$(4)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of December 31, 2014, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2014, as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended December 31, 2014 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/14 – 10/31/14	—	$—	—	171,383
11/1/14 – 11/30/14	—	—	—	171,383
12/1/14 – 12/31/14	38,600	16.50	38,600	132,783

Total	38,600	$16.50	38,600	132,783

(1)	On May 14, 2014, the Company announced the commencement of a stock repurchase program to acquire up to 221,383, or 5%, of the Company’s then outstanding common stock. The repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to purchase any particular number of shares. As of December 31, 2014, the Company had repurchased 88,600 shares and the maximum number of shares that may yet be purchased under the plan was 132,783.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014 (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 11, 2015	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: February 11, 2015	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer