Form 10-Q
period 2015-03-31
IF Bancorp, Inc.
filed 2015-05-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

The Registrant had 4,288,557 shares of common stock, par value $0.01 per share, issued and outstanding as of May 4, 2015.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	March 31, 2015	June 30, 2014
	(Unaudited)
Assets
Cash and due from banks	$12,104	$12,615
Interest-bearing demand deposits	390	116

Cash and cash equivalents	12,494	12,731

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	176,123	184,586
Loans, net of allowance for loan losses of $4,111 and $3,958 at March 31, 2015 and June 30, 2014, respectively	338,365	329,924
Premises and equipment, net of accumulated depreciation of $5,609 and $5,253 at March 31, 2015 and June 30, 2014, respectively	4,858	5,124
Federal Home Loan Bank stock, at cost	5,425	5,425
Foreclosed assets held for sale	371	436
Accrued interest receivable	1,669	1,788
Bank-owned life insurance	8,223	8,025
Mortgage servicing rights	476	506
Deferred income taxes	1,238	2,059
Other	260	489

Total assets	$549,752	$551,343

Liabilities and Equity
Liabilities
Deposits
Demand	$13,695	$16,705
Savings, NOW and money market	137,188	132,638
Certificates of deposit	225,593	219,675
Brokered certificates of deposit	37,208	35,575

Total deposits	413,684	404,593

Repurchase agreements	4,403	2,324
Federal Home Loan Bank advances	41,000	56,750
Advances from borrowers for taxes and insurance	1,229	997
Accrued post-retirement benefit obligation	2,432	2,387
Accrued interest payable	88	96
Other	1,701	2,110

Total liabilities	464,537	469,257

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 4,339,057 and 4,377,657 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	43	44
Additional paid-in capital	46,940	46,689
Unearned ESOP shares, at cost, 312,731 and 327,165 shares at March 31, 2015 and June 30, 2014, respectively	(3,127)	(3,272)
Retained earnings	38,972	37,544
Accumulated other comprehensive income, net of tax	2,387	1,081

Total stockholders’ equity	85,215	82,086

Total liabilities and stockholders’ equity	$549,752	$551,343

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Interest and Dividend Income
Interest and fees on loans	$3,599	$3,436	$10,669	$10,273
Securities:
Taxable	1,068	1,346	3,298	3,754
Tax-exempt	42	22	113	76
Federal Home Loan Bank dividends	7	8	23	18
Deposits with other financial institutions	4	2	10	6

Total interest and dividend income	4,720	4,814	14,113	14,127

Interest Expense
Deposits	592	580	1,842	1,732
Federal Home Loan Bank advances and repurchase agreements	198	209	591	617

Total interest expense	790	789	2,433	2,349

Net Interest Income	3,930	4,025	11,680	11,778

Provision for Loan Losses	17	140	259	366

Net Interest Income After Provision for Loan Losses	3,913	3,885	11,421	11,412

Noninterest Income
Customer service fees	111	114	382	406
Other service charges and fees	32	17	85	89
Insurance commissions	193	200	537	550
Brokerage commissions	194	172	565	508
Net realized gains (losses) on sales of available-for-sale securities	1	(95)	(41)	(199)
Mortgage banking income, net	22	31	110	159
Gain on sale of loans	25	5	76	77
Bank-owned life insurance income, net	64	68	198	202
Other	160	159	488	446

Total noninterest income	802	671	2,400	2,238

Noninterest Expense
Compensation and benefits	2,185	2,141	6,272	6,330
Office occupancy	151	136	426	386
Equipment	241	223	762	658
Federal deposit insurance	78	69	230	210
Stationary, printing and office	43	41	132	120
Advertising	96	102	304	300
Professional services	93	80	339	278
Supervisory examinations	38	39	111	113
Audit and accounting services	14	20	84	101
Organizational dues and subscriptions	13	12	46	45
Insurance bond premiums	27	27	92	92
Telephone and postage	65	69	191	194
Loss on foreclosed assets, net	7	17	62	209
Other	308	306	931	849

Total noninterest expense	3,359	3,282	9,982	9,885

Income Before Income Tax	1,356	1,274	3,839	3,765
Provision for Income Tax	466	440	1,355	1,292

Net Income	$890	$834	$2,484	$2,473

Earnings Per Share:
Basic and diluted (Note 4)	$.23	$.21	$.63	$.60
Dividends declared per common share	$.05	$.05	$.10	$.10

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014

Net Income	$890	$834

Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $467 and $1,115, for 2015 and 2014, respectively	689	1,652

Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $0 and $38 for 2015 and 2014, respectively	1	(57)

	690	1,709

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $0 and $(6) for 2015 and 2014, respectively	(1)	(8)

Other comprehensive income, net of tax	689	1,701

Comprehensive Income	$1,579	$2,535

	Nine Months Ended March 31,
	2015	2014

Net Income	$2,484	$2,473

Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $863 and $322, for 2015 and 2014, respectively	1,280	478

Less: reclassification adjustment for realized losses included in net income, net of taxes of $17 and $80, for 2015 and 2014, respectively	(24)	(119)

	1,304	597

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $1 and $(19) for 2015 and 2014, respectively	2	(26)

Other comprehensive income, net of tax	1,306	571

Comprehensive Income	$3,790	$3,044

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the nine months ended March 31, 2015

Balance, July 1, 2014	$44	$46,689	$(3,272)	$37,544	$1,081	$82,086

Net income	—	—	—	2,484	—	2,484

Other comprehensive income	—	—	—	—	1,306	1,306

Dividends on common stock, $0.10 per share	—	—	—	(420)	—	(420)

Stock equity plan	—	152	—	—	—	152

Stock repurchase, 38,600 shares, average price $16.50 each	(1)	—	—	(636)	—	(637)

ESOP shares earned, 14,434 shares	—	99	145	—	—	244

Balance, March 31, 2015	$43	$46,940	$(3,127)	$38,972	$2,387	$85,215

For the nine months ended March 31, 2014

Balance, July 1, 2013	$46	$46,451	$(3,464)	$39,101	$(385)	$81,749

Net income	—	—	—	2,473	—	2,473

Other comprehensive income	—	—	—	—	571	571

Dividends on common stock, $0.10 per share	—	—	—	(432)	—	(432)

Stock equity plan	1	68	—	—	—	69

Stock repurchase, 228,535 shares, average price $16.61 each	(3)	—	—	(3,795)	—	(3,798)

ESOP shares earned, 14,434 shares	—	90	144	—	—	234

Balance, March 31, 2014	$44	$46,609	$(3,320)	$37,347	$186	$80,866

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2015	2014
Operating Activities
Net income	$2,484	$2,473
Items not requiring (providing) cash
Depreciation	325	304
Provision for loan losses	259	366
Amortization of premiums and discounts on securities	429	759
Deferred income taxes	(59)	51
Net realized gains on loan sales	(186)	(236)
Net realized losses on sales of available-for-sale securities	41	199
Loss on foreclosed assets held for sale	62	209
Bank-owned life insurance income, net	(198)	(202)
Originations of loans held for sale	(5,828)	(6,683)
Proceeds from sales of loans held for sale	6,222	6,905
ESOP compensation expense	244	234
Stock equity plan expense	152	69
Changes in
Accrued interest receivable	119	(336)
Other assets	229	463
Accrued interest payable	(8)	37
Post-retirement benefit obligation	47	106
Other liabilities	(409)	(246)

Net cash provided by operating activities	3,925	4,472

Investing Activities
Purchases of available-for-sale securities	(39,017)	(63,299)
Proceeds from the sales of available-for-sale securities	41,732	42,676
Proceeds from maturities and pay-downs of available-for-sale securities	7,462	7,398
Net change in loans	(9,149)	(12,390)
Purchase of premises and equipment	(59)	(911)
Proceeds from sale of foreclosed assets	274	414

Net cash provided by (used in) investing activities	1,243	(26,112)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	1,540	4,301
Net increase in certificates of deposit, including brokered certificates	7,551	28,810
Net increase in advances from borrowers for taxes and insurance	232	356
Proceeds from Federal Home Loan Bank advances	120,000	309,000
Repayments of Federal Home Loan Bank advances	(135,750)	(312,000)
Net increase in repurchase agreements	2,079	1,063
Dividends paid	(420)	(211)
Stock purchase per stock repurchase plan	(637)	(3,798)

Net cash provided by (used in) financing activities	(5,405)	27,521

Net Increase (Decrease) in Cash and Cash Equivalents	(237)	5,881
Cash and Cash Equivalents, Beginning of Period	12,731	6,580

Cash and Cash Equivalents, End of Period	$12,494	$12,461

Supplemental Cash Flows Information
Interest paid	$2,441	$2,313
Income taxes paid, net of refunds	$1,438	$1,391
Foreclosed assets acquired in settlement of loans	$271	$586
Dividends payable	$217	$221

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2015 and June 30, 2014, and the results of its operations for the three month and nine month periods ended March 31, 2015 and 2014. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the three month and nine month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Note 2:	New Accounting Pronouncements

Recent and Future Accounting Requirements

In January 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-04 which affects all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The ASU is effective for annual periods and interim periods within annual periods beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. In April 2015, the

Financial Accounting Standards Board voted for a one year deferral of the effective date of ASU 2014-09 and is expected to issue an exposure draft during the second quarter of 2015. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

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

A summary of ESOP shares at March 31, 2015 and June 30, 2014 are as follows (dollars in thousands):

	March 31, 2015	June 30, 2014
Allocated shares	55,771	37,571
Shares committed for release	14,434	19,245
Unearned shares	312,731	327,165

Total ESOP shares	382,936	383,981

Fair value of unearned ESOP shares (1)	$5,238	$5,395

(1)	Based on closing price of $16.75 and $16.49 per share on March 31, 2015, and June 30, 2014, respectively.

During the nine months ended March 31, 2015, 1,045 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. As of March 31, 2015, there were 106,950 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the nine months ended March 31, 2015 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, June 30, 2014	167,000	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, March 31, 2015	167,000	$16.63	8.7	$20	(1)

Exercisable, March 31, 2015	23,857	$16.63	8.7	$3	(1)

(1)	Based on closing price of $16.75 per share on March 31, 2015.

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

There were 23,857 options that vested during the nine months ended March 31, 2015. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the nine months ended March 31, 2015. Total unrecognized compensation cost related to non-vested stock options was $343,384 at March 31, 2015 and is expected to be recognized over the remaining weighted-average period of 5.7 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2015:

	Shares	Weighted-Average Grant-Date Fair Value
Balance, June 30, 2014	85,500	$16.63
Granted	—	—
Forfeited	—	—
Earned and issued	8,550	16.63

Balance, March 31, 2015	76,950	$16.63

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was nominal and was recognized in non-interest expense for the nine months ended March 31, 2015. Unrecognized compensation expense for non-vested restricted stock awards was $1.2 million and is expected to be recognized over 8.7 years with a corresponding credit to paid-in capital.

Note 4:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and nine month periods ended March 31, 2015 and 2014. The factors used in the earnings per common share computation are as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014

Net income	$890	$834	$2,484	$2,473

Basic weighted average shares outstanding	4,253,557	4,347,860	4,277,647	4,474,147
Less: Average unallocated ESOP shares	(315,137)	(334,382)	(319,948)	(339,193)

Basic average shares outstanding	3,938,420	4,013,478	3,957,699	4,134,954

Diluted effect of restricted stock awards and stock options	—	—	—	—

Diluted average shares outstanding	3,938,420	4,013,478	3,957,699	4,134,954

Basic earnings per common share	$.23	$.21	$.63	$.60

Diluted earnings per common share	$.23	$.21	$.63	$.60

The Company announced a stock repurchase plan on May 14, 2014, whereby the Company could repurchase up to 221,383 shares of its common stock, or approximately 5% of its then current outstanding shares. As of March 31, 2015, 88,600 shares were repurchased at an average price of $16.50 per share.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock will vest over 10 years and the stock options will vest over 7 years, both starting in December 2014. The 167,000 in stock options and 76,950 shares of non-vested restricted stock were not included in the computation of diluted earnings per share as the stock awards were considered antidilutive for the three and nine month periods ended March 31, 2015.

Note 5:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses on securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2015:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$106,839	$2,990	$(6)	$109,823
Mortgage-backed:
GSE residential	61,521	878	(215)	62,184
State and political subdivisions	3,558	558	—	4,116

	$171,918	$4,426	$(221)	$176,123

June 30, 2014:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$112,511	$2,773	$(622)	$114,662
Mortgage-backed:
GSE residential	67,033	721	(1,022)	66,732
State and political subdivisions	3,022	185	(15)	3,192

	$182,566	$3,679	$(1,659)	$184,586

With the exception of U.S. Government and federal agency and GSE securities, and mortgage-backed GSE residential securities with a book value of approximately $106,839,000 and $61,521,000, respectively, and a market value of approximately $109,823,000 and $62,184,000, respectively, at March 31, 2015, the Company held no securities at March 31, 2015 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at March 31, 2015, and June 30, 2014 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value

Within one year	$7,080	$7,192
One to five years	24,991	26,179
Five to ten years	76,368	78,205
After ten years	1,958	2,363

	110,397	113,939
Mortgage-backed securities	61,521	62,184

Totals	$171,918	$176,123

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $55,461,000 and $50,144,000 as of March 31, 2015 and June 30, 2014, respectively.

Gross gains of $459,000 and $596,000, and gross losses of $500,000 and $795,000, resulting from sales of available-for-sale securities were realized for the nine month periods ended March 31, 2015 and 2014, respectively. The tax provision applicable to these net realized gains (losses) amounted to approximately $(17,000) and $(80,000), respectively. Gross gains of $1,000 and $406,000, and gross losses of $0 and $501,000, resulting from the sale of available-for-sale securities were realized for the three month periods ended March 31, 2015, and 2014, respectively. The tax provision applicable to these net gains amounted to approximately $0 and $(38,000), respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at March 31, 2015 and June 30, 2014 was $34,531,000 and $69,616,000, respectively, which is approximately 19.6% and 37.7% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following tables show the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and June 30, 2014:

	March 31, 2015
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$3,993	$(6)	$—	$—	$3,993	$(6)
Mortgage-backed:
GSE residential	10,786	(29)	19,752	(186)	30,538	(215)

Total temporarily impaired securities	$14,779	$(35)	$19,752	$(186)	$34,531	$(221)

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$6,616	$(148)	$17,370	$(474)	$23,986	$(622)
Mortgage-backed:
GSE residential	—	—	44,585	(1,022)	44,585	(1,022)
State and political subdivisions	—	—	1,045	(15)	1,045	(15)

Total temporarily impaired securities	$6,616	$(148)	$63,000	$(1,511)	$69,616	$(1,659)

The unrealized losses on the Company’s investments were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

Note 6:	Loans and Allowance for Loan Losses

Classes of loans include:

	March 31, 2015	June 30, 2014

Real estate loans:
One-to four-family, including home equity loans	$145,355	$149,549
Multi-family	56,147	61,603
Commercial	92,479	83,134
Home equity lines of credit	7,825	7,824
Construction	1,159	1,572
Commercial	32,125	23,120
Consumer	8,600	8,509

Total loans	343,690	335,311

Less:
Unearned fees and discounts, net	154	104
Loans in process	1,060	1,325
Allowance for loan losses	4,111	3,958

Loans, net	$338,365	$329,924

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

One-to four-family Residential Mortgage Loans

The Company offers one-to four-family residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. In recent years there has been an increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, the Company has sold a substantial portion of the fixed-rate one-to four-family residential mortgage loans with terms of 15 years or greater. Generally, the Company retains fixed-rate one-to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans originated in recent years due to the favorable long-term rates for borrowers.

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

Loan Concentrations

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $148,626,000 and $144,737,000 as of March 31, 2015 and June 30, 2014, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $11,745,000 and $13,688,000 at March 31, 2015 and June 30, 2014, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $28,534,000 and $24,772,000 at March 31, 2015 and June 30, 2014, respectively, of which $9,177,000 and $7,893,000, at March 31, 2015 and June 30, 2014 were outside our primary market area. The Company purchased one new commercial participation during the quarter ended March 31, 2015. This participation loan was secured by business assets and life insurance.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and nine month periods ended March 31, 2015 and 2014 and the year ended June 30, 2014:

	Three Months Ended March 31, 2015 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,408	$772	$1,078	$89
Provision charged to expense	13	22	26	(9)
Losses charged off	(82)	—	—	—
Recoveries	18	—	—	13

Balance, end of period	$1,357	$794	$1,104	$93

Ending balance: individually evaluated for impairment	$174	$—	$27	$7

Ending balance: collectively evaluated for impairment	$1,183	$794	$1,077	$86

Loans:

Ending balance	$145,355	$56,147	$92,479	$7,825

Ending balance: individually evaluated for impairment	$3,353	$1,557	$48	$7

Ending balance: collectively evaluated for impairment	$142,002	$54,590	$92,431	$7,818

	Three Months Ended March 31, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$6	$691	$94	$—	$4,138
Provision charged to expense	1	(22)	(14)	—	17
Losses charged off	—	—	(2)	—	(84)
Recoveries	—	—	9	—	40

Balance, end of period	$7	$669	$87	$—	$4,111

Ending balance: individually evaluated for impairment	$—	$—	$11	$—	$219

Ending balance: collectively evaluated for impairment	$7	$669	$76	$—	$3,892

Loans:

Ending balance	$1,159	$32,125	$8,600	$—	$343,690

Ending balance: individually evaluated for impairment	$—	$116	$21	$—	$5,102

Ending balance: collectively evaluated for impairment	$1,159	$32,009	$8,579	$—	$338,588

	Nine Months Ended March 31, 2015 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,391	$842	$968	$111
Provision charged to expense	74	(48)	136	(3)
Losses charged off	(136)	—	—	(28)
Recoveries	28	—	—	13

Balance, end of period	$1,357	$794	$1,104	$93

Ending balance: individually evaluated for impairment	$174	$—	$27	$7

Ending balance: collectively evaluated for impairment	$1,183	$794	$1,077	$86

Loans:

Ending balance	$145,355	$56,147	$92,479	$7,825

Ending balance: individually evaluated for impairment	$3,353	$1,557	$48	$7

Ending balance: collectively evaluated for impairment	$142,002	$54,590	$92,431	$7,818

	Nine Months Ended March 31, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$10	$543	$93	$—	$3,958
Provision charged to expense	(3)	126	(23)	—	259
Losses charged off	—	—	(11)	—	(175)
Recoveries	—	—	28	—	69

Balance, end of period	$7	$669	$87	$—	$4,111

Ending balance: individually evaluated for impairment	$—	$—	$11	$—	$219

Ending balance: collectively evaluated for impairment	$7	$669	$76	$—	$3,892

Loans:

Ending balance	$1,159	$32,125	$8,600	$—	$343,690

Ending balance: individually evaluated for impairment	$—	$116	$21	$—	$5,102

Ending balance: collectively evaluated for impairment	$1,159	$32,009	$8,579	$—	$338,588

	Year Ended June 30, 2014 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,616	$797	$838	$90
Provision charged to expense	143	45	158	37
Losses charged off	(418)	—	(28)	(16)
Recoveries	50	—	—	—

Balance, end of year	$1,391	$842	$968	$111

Ending balance: individually evaluated for impairment	$143	$—	$35	$21

Ending balance: collectively evaluated for impairment	$1,248	$842	$933	$90

Loans:
Ending balance	$149,549	$61,603	$83,134	$7,824

Ending balance: individually evaluated for impairment	$2,781	$1,621	$55	$28

Ending balance: collectively evaluated for impairment	$146,768	$59,982	$83,079	$7,796

	Year Ended June 30, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$24	$431	$104	$38	$3,938
Provision charged to expense	(14)	150	21	(38)	502
Losses charged off	—	(38)	(38)	—	(538)
Recoveries	—	—	6	—	56

Balance, end of year	$10	$543	$93	$—	$3,958

Ending balance: individually evaluated for impairment	$—	$—	$16	$—	$215

Ending balance: collectively evaluated for impairment	$10	$543	$77	$—	$3,743

Loans:
Ending balance	$1,572	$23,120	$8,509	$—	$335,311

Ending balance: individually evaluated for impairment	$—	$29	$31	$—	$4,545

Ending balance: collectively evaluated for impairment	$1,572	$23,091	$8,478	$—	$330,766

	Three Months Ended March 31, 2014
	Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,486	$814	$873	$90
Provision charged to expense	(1)	42	78	(3)
Losses charged off	(80)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,405	$856	$951	$87

Ending balance: individually evaluated for impairment	$187	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,218	$856	$951	$87

Loans:

Ending balance	$149,310	$62,607	$82,142	$7,540

Ending balance: individually evaluated for impairment	$3,120	$1,646	$57	$—

Ending balance: collectively evaluated for impairment	$146,190	$60,961	$82,085	$7,540

	Three Months Ended March 31, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$30	$526	$81	$6	$3,906
Provision charged to expense	(19)	7	15	21	140
Losses charged off	—	(38)	(9)	—	(127)
Recoveries	—	—	2	—	2

Balance, end of period	$11	$495	$89	$27	$3,921

Ending balance: individually evaluated for impairment	$—	$—	$21	$—	$208

Ending balance: collectively evaluated for impairment	$11	$495	$68	$27	$3,713

Loans:

Ending balance	$1,663	$20,645	$8,729	$—	$332,636

Ending balance: individually evaluated for impairment	$—	$32	$41	$—	$4,896

Ending balance: collectively evaluated for impairment	$1,663	$20,613	$8,688	$—	$327,740

	Nine Months Ended March 31, 2014 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,616	$797	$838	$90
Provision charged to expense	74	59	141	(3)
Losses charged off	(331)	—	(28)	—
Recoveries	46	—	—	—

Balance, end of period	$1,405	$856	$951	$87

Ending balance: individually evaluated for impairment	$187	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,218	$856	$951	$87

Loans:

Ending balance	$149,310	$62,607	$82,142	$7,540

Ending balance: individually evaluated for impairment	$3,120	$1,646	$57	$—

Ending balance: collectively evaluated for impairment	$146,190	$60,961	$82,085	$7,540

	Nine Months Ended March 31, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$24	$431	$104	$38	$3,938
Provision charged to expense	(13)	102	17	(11)	366
Losses charged off	—	(38)	(37)	—	(434)
Recoveries	—	—	5	—	51

Balance, end of period	$11	$495	$89	$27	$3,921

Ending balance: individually evaluated for impairment	$—	$—	$21	$—	$208

Ending balance: collectively evaluated for impairment	$11	$495	$68	$27	$3,713

Loans:

Ending balance	$1,663	$20,645	$8,729	$—	$332,636

Ending balance: individually evaluated for impairment	$—	$32	$41	$—	$4,896

Ending balance: collectively evaluated for impairment	$1,663	$20,613	$8,688	$—	$327,740

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

March 31, 2015:
Pass	$141,853	$55,721	$88,262	$7,818	$1,159	$30,933	$8,579	$334,325
Watch	648	171	754	—	—	1,076	—	2,649
Substandard	2,854	255	3,463	7	—	116	21	6,716
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$145,355	$56,147	$92,479	$7,825	$1,159	$32,125	$8,600	$343,690

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2014:
Pass	$146,124	$59,806	$81,152	$7,797	$1,572	$20,636	$8,477	$325,564
Watch	782	1,501	336	—	—	—	—	2,619
Substandard	2,643	296	1,646	27	—	2,484	32	7,128
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$149,549	$61,603	$83,134	$7,824	$1,572	$23,120	$8,509	$335,311

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

March 31, 2015:
Real estate loans:
One-to four-family	$2,164	$535	$2,244	$4,943	$140,412	$145,355	$—
Multi-family	210	—	—	210	55,937	56,147	—
Commercial	83	—	—	83	92,396	92,479	—
Home equity lines of credit	7	5	—	12	7,813	7,825	—
Construction	—	—	—	—	1,159	1,159	—
Commercial	23	—	—	23	32,102	32,125	—
Consumer	38	14	21	73	8,527	8,600	—

Total	$2,525	$554	$2,265	$5,344	$338,346	$343,690	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

June 30, 2014:
Real estate loans:
One-to four-family	$2,985	$876	$1,500	$5,361	$144,188	$149,549	$182
Multi-family	—	—	—	—	61,603	61,603	—
Commercial	—	349	—	349	82,785	83,134	—
Home equity lines of credit	49	36	—	85	7,739	7,824	—
Construction	—	—	—	—	1,572	1,572	—
Commercial	—	—	—	—	23,120	23,120	—
Consumer	97	33	—	130	8,379	8,509	—

Total	$3,131	$1,294	$1,500	$5,925	$329,386	$335,311	$182

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

The following tables present impaired loans:

				Three Months Ended March 31, 2015			Nine Months Ended March 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

March 31, 2015:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,853	$2,853	$—	$2,756	$6	$8	$2,770	$15	$27
Multi-family	1,557	1,557	—	1,565	23	23	1,583	54	69
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	116	116	—	370	—	—	73	—	2
Consumer	10	10	—	11	—	—	14	—	—

Loans with a specific valuation allowance
Real estate loans:
One-to four-family	500	500	174	620	2	2	629	5	6
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	48	48	27	48	—	—	51	—	—
Home equity line of credit	7	7	7	8	—	—	8	—	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	11	11	11	12	—	—	14	—	—
Total:
Real estate loans:
One-to four-family	3,353	3,353	174	3,376	8	10	3,399	20	33
Multi-family	1,557	1,557	—	1,565	23	23	1,583	54	69
Commercial	48	48	27	48	—	—	51	—	—
Home equity line of credit	7	7	7	8	—	—	8	—	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	116	116	—	370	—	—	73	—	2
Consumer	21	21	11	23	—	—	28	—	—

	$5,102	$5,102	$219	$5,390	$31	$33	$5,142	$74	$105

				Year Ended June 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

June 30, 2014:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,107	$2,107	$—	$2,174	$25	$31
Multi-family	1,621	1,621	—	1,664	78	94
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	29	29	—	—	—	—
Consumer	15	15	—	26	—	—

Loans with a specific allowance
Real estate loans:
One-to four-family	674	674	143	689	1	1
Multi-family	—	—	—	—	—	—
Commercial	55	55	35	59	—	—
Home equity line of credit	28	28	21	29	1	1
Construction	—	—	—	—	—	—
Commercial	—	—	—	34	—	—
Consumer	16	16	16	19	1	1
Total:
Real estate loans:
One-to four-family	2,781	2,781	143	2,863	26	32
Multi-family	1,621	1,621	—	1,664	78	94
Commercial	55	55	35	59	—	—
Home equity line of credit	28	28	21	29	1	1
Construction	—	—	—	—	—	—
Commercial	29	29	—	34	—	—
Consumer	31	31	16	45	1	1

	$4,545	$4,545	$215	$4,694	$106	$128

				Three Months Ended March 31, 2014			Nine Months Ended March 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

March 31, 2014:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,504	$2,504	$—	$2,530	$3	$6	$2,628	$12	$24
Multi-family	1,646	1,646	—	1,658	23	23	1,676	63	71
Commercial	57	57	—	58	—	—	60	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	32	32	—	32	—	—	35	—	—
Consumer	5	5	—	6	—	—	9	—	—

Loans with a specific valuation allowance
Real estate loans:
One-to four-family	616	616	187	622	—	—	626	—	1
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	36	36	21	41	1	1	46	1	2
Total:
Real estate loans:
One-to four-family	3,120	3,120	187	3,152	3	6	3,254	12	25
Multi-family	1,646	1,646	—	1,658	23	23	1,676	63	71
Commercial	57	57	—	58	—	—	60	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	32	32	—	32	—	—	35	—	—
Consumer	41	41	21	47	1	1	55	1	2

	$4,896	$4,896	$208	$4,947	$27	$30	$5,080	$76	$98

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Mortgages on real estate:
One-to four-family	$2,815	$2,146
Multi-family	254	296
Commercial	48	55
Home equity lines of credit	7	28
Construction loans	—	—
Commercial business loans	116	29
Consumer loans	21	30

Total	$3,261	$2,584

At March 31, 2015 and June 30, 2014, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings. As of March 31, 2015 all loans listed were on nonaccrual except for nine, one-to four-family residential loans totaling $536,000, and one multi-family loan for $1.3 million. All loans listed as of June 30, 2014 were on nonaccrual except for nine, one-to four-family residential loans totaling $635,000, and one multi-family loan for $1.3 million.

	March 31, 2015	June 30, 2014
Real estate loans
One-to four-family	$1,420	$1,477
Multi-family	1,302	1,335
Commercial	12	15
Home equity lines of credit	—	—

Total real estate loans	2,734	2,827

Construction	—	—
Commercial and industrial	23	29
Consumer loans	—	—

Total	$2,757	$2,856

During the nine month period ended March 31, 2015, the Company modified two, one-to four-family loans with a recorded investment of $28,000.

During the year ended June 30, 2014, the Company modified two one-to four-family residential real estate loans, with a recorded investment of $13,000, and one commercial business loan with a recorded investment of $15,000.

During the nine month period ended March 31, 2014, the Company modified two, one-to four-family residential real estate loans with a recorded investment of $14,000, and one commercial loan totaling $16,000 as troubled debt restructurings.

The Company has three TDRs, all of which were one-to four-family residential loans totaling $450,000, that were in default as of March 31, 2015, and were restructured in prior periods. Two of these loans were in foreclosure at March 31, 2015. The Company had three TDRs, all one-to four-family residential loans totaling $384,000, that were in default as of June 30, 2014, and were restructured in the prior years. All three loans were in foreclosure at June 30, 2014. The Company defines a default as any loan that becomes 90 days or more past due.

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

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,425,000 of Federal Home Loan Bank stock as of both March 31, 2015 and June 30, 2014. The FHLB provides liquidity and funding through advances.

Note 8:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, were as follows at the dates specified:

	March 31, 2015	June 30, 2014

Net unrealized gains on securities available-for-sale	$4,204	$2,020
Net unrealized postretirement health benefit plan obligations	(209)	(211)

	3,995	1,809
Tax effect	(1,608)	(728)

Total	$2,387	$1,081

Note 9:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine month periods ended March 31, 2015 and 2014, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014	Affected Line Item in the Condensed Consolidated Statements of Income

Unrealized gains (losses) on available-for-sale securities	$1	$(95)	$(41)	$(199)	Net realized gains (losses) on sale of available-for-sale securities

Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Transition obligation	$6	$8	$18	$24
Actuarial losses	$5	$—	$19	$—
Prior service costs	$(12)	$(12)	$(36)	$(36)

Total reclassified amount before tax	—	(99)	(40)	(211)

Tax expense (benefit)	—	(40)	(16)	(85)	Provision for Income Tax

Total reclassification out of AOCI	$—	$(59)	$(24)	$(126)	Net Income

Note 10:	Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Computed at the statutory rate (34%)	$461	$433	$1,305	$1,280
Decrease resulting from
Tax exempt interest	(14)	(7)	(38)	(25)
Cash surrender value of life insurance	(22)	(23)	(67)	(69)
State income taxes	81	67	220	224
Other	(40)	(30)	(65)	(118)

Actual expense	$466	$440	$1,355	$1,292

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

Note 11:	Regulatory Capital

The federal banking agencies have adopted regulations that substantially amend the capital regulations currently applicable to us. These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Association became subject to new capital requirements adopted by the OCC. These new requirements create a new required ratio for common equity Tier 1 (“CETI”) capital, increase the leverage and Tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Association to pay dividends, repurchase shares, or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies with assets under $1 billion.

Under the new capital regulations, the minimum capital ratios are: (1) CETI capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets: (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Association does not use any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital. The Association has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (increased from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (increased from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (increased from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk weights (0% to 600%) for equity exposures.

In addition to the minimum CETI, Tier 1 and total capital ratios, the Association will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and June 30, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015:
Available-for-sale securities:
US Government and federal agency	$109,823	$—	$109,823	$—
Mortgage-backed securities – GSE residential	62,184	—	62,184	—
State and political subdivisions	4,116	—	4,116	—

Mortgage servicing rights	476	—	—	476

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014:
Available-for-sale securities:
US Government and federal agency	$114,662	$—	$114,662	$—
Mortgage-backed securities – GSE residential	66,732	—	66,732	—
State and political subdivisions	3,192	—	3,192	—

Mortgage servicing rights	506	—	—	506

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2015. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2015 or June 30, 2014. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of March 31, 2015 or June 30, 2014.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2014	$506

Total realized and unrealized gains and losses included in net income	(27)
Servicing rights that result from asset transfers	45
Payments received and loans refinanced	(48)

Balance, March 31, 2015	$476

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(27)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and June 30, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015:

Impaired loans (collateral-dependent)	$40	$—	$—	$40
Foreclosed assets	88	—	—	88

June 30, 2014:

Impaired loans (collateral-dependent)	$401	$—	$—	$401
Foreclosed assets	38	—	—	38

The following table presents recoveries (losses) recognized on assets measured on a non-recurring basis for the three months and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Impaired loans (collateral-dependent)	$11,000	$18,000	$24,000	$59,000
Foreclosed and repossessed assets held for sale	(10,000)	—	(44,000)	(75,000)

Total recoveries (losses) on assets measured on a non-recurring basis	$1,000	$18,000	$(20,000)	$(16,000)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2015 and June 30, 2014.

	Fair Value at March 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$476	Discounted cash flow	Discount rate	10.5% – 11.5% (10.5%)

			Constant prepayment rate	12.8% - 14.8% (13.8%)

			Probability of default	.20% - .35% (.34%)

Impaired loans (collateral-dependent)	40	Market comparable properties	Marketability discount	11.1% (11.1%)

Foreclosed assets	88	Market comparable properties	Comparability adjustments (%)	10% - 50% (16%)

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$506	Discounted cash flow	Discount rate	10.0% – 11.0% (10.0%)

			Constant prepayment rate	10.8% - 13.1% (11.9%)

			Probability of default	.13% - .26% (.25%)

Impaired loans (collateral-dependent)	401	Market comparable properties	Marketability discount	0% – 24% (23.7%)

Foreclosed assets	38	Market comparable properties	Comparability adjustments (%)	24% (24%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and June 30, 2014.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2015:
Financial assets
Cash and cash equivalents	$12,494	$12,494	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	338,365	—	—	341,294
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,669	—	1,669	—

Financial liabilities
Deposits	413,684	—	150,883	263,149
Repurchase agreements	4,403	—	4,403	—
Federal Home Loan Bank advances	41,000	—	41,985	—
Advances from borrowers for taxes and insurance	1,229	—	1,229	—
Accrued interest payable	88	—	88	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2014:
Financial assets
Cash and cash equivalents	$12,731	$12,731	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	329,924	—	—	333,282
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,788	—	1,788	—

Financial liabilities
Deposits	404,593	—	149,343	255,451
Repurchase agreements	2,324	—	2,324	—
Federal Home Loan Bank advances	56,750	—	58,146	—
Advances from borrowers for taxes and insurance	997	—	997	—
Accrued interest payable	96	—	96	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 2.86% for the nine months ended March 31, 2015 from 2.83% for the nine months ended March 31, 2014. A decrease in interest-earning assets contributed to a decrease in net interest income to $11.7 million for the nine months ended March 31, 2015, from $11.8 million for the nine months ended March 31, 2014.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing loans totaled $3.3 million, or 1.0% of loans at March 31, 2015, and $2.8 million, or 0.8% of total loans at June 30, 2014. Our non-performing assets totaled $3.6 million or 0.7% of total assets at March 31, 2015, and $3.2 million, or 0.6% of total assets at June 30, 2014.

At March 31, 2015, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income was $2.5 million for both the nine months ended March 31, 2015, and for the nine months ended March 31, 2014. The slight increase in net income was primarily due to an increase in noninterest income and a decrease in provision for loan losses, mostly offset by an increase in noninterest expense and a decrease in net interest income.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

The Company established a charitable foundation at the time of its mutual-to-stock conversion and donated to it cash and shares of common stock for a total value of approximately $3.6 million. The Company established a deferred tax asset associated with this charitable contribution. No valuation allowance has been established, as it appears that the Company will be able to deduct the contribution, which is subject to limitations each year, during the five year carry-forward period which ends June 30, 2017.

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2014.

Comparison of Financial Condition at March 31, 2015 and June 30, 2014

Total assets decreased $1.6 million, or 0.3%, to $549.8 million at March 31, 2015 from $551.3 million at June 30, 2014. The decrease was primarily due to an $8.5 million decrease in investment securities, an $821,000 decrease in deferred income taxes, and a $237,000 decrease in cash and cash equivalents, mostly offset by an $8.4 million increase in net loans.

Net loans receivable, including loans held for sale, increased by $8.4 million, or 2.6%, to $338.4 million at March 31, 2015 from $329.9 million at June 30, 2014. The increase in net loans receivable during this period was due primarily to a $9.3 million, or 11.2%, increase in commercial real estate loans, a $9.0 million, or 38.9%, increase in commercial business loans, and a $91,000, or 1.1%, increase in consumer loans. These increases were partially offset by a decrease of $5.5 million, or 8.9%, in multi-family loans, a decrease of $4.2 million in one-to four-family loans, and a decrease of $413,000, or 26.3% in construction loans.

Investment securities, consisting entirely of securities available-for-sale, decreased $8.5 million, or 4.6%, to $176.1 million at March 31, 2015 from $184.6 million at June 30, 2014. The decrease was primarily due to the sale of securities to fund loan growth. We had no securities classified as held to maturity at March 31, 2015 or June 30, 2014.

As of March 31, 2015, interest receivable decreased $119,000 to $1.7 million, premises and equipment decreased $266,000 to $4.9 million, deferred income taxes decreased $821,000 to $1.2 million and other assets decreased $229,000 to $260,000 from the respective balances as of June 30, 2014. The decrease in interest receivable was primarily due to the reduction of the investment security portfolio and the decrease in premises and equipment was primarily due to normal depreciation. The decrease in deferred income taxes was mostly due to an increase in the unrealized gain on the sale of available-for-sale securities and the decrease in other assets resulted from a decrease in accounts receivable general due to the receipt of a receivable that was outstanding as of June 30, 2014.

At March 31, 2015, our investment in bank-owned life insurance was $8.2 million, an increase of $198,000 from $8.0 million at June 30, 2014. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $16.1 million at March 31, 2015.

Deposits increased $9.1 million, or 2.2%, to $413.7 million at March 31, 2015 from $404.6 million at June 30, 2014. Certificates of deposit, excluding brokered certificates of deposit, increased $5.9 million, or 2.7%, to $225.6 million, savings, NOW, and money market accounts increased $4.6 million, or 3.4%, to $137.2 million, brokered certificates of deposit increased $1.6 million, or 4.6%, to $37.2 million, and noninterest bearing demand accounts decreased $3.0 million, or 18.0%, to $13.7 million. Repurchase agreements increased $2.1 million, or 89.5%, to $4.4 million. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, decreased $15.8 million, or 27.8%, to $41.0 million at March 31, 2015 from $56.8 million at June 30, 2014.

Other liabilities decreased $409,000, or 19.4%, to $1.7 million at March 31, 2015 from $2.1 million on June 30, 2014. The decrease was attributable to a general decrease in accounts payable and accrued expenses payable due to timing of payments.

Total equity increased $3.1 million, or 3.8%, to $85.2 million at March 31, 2015 from $82.1 million at June 30, 2014. Equity increased due to net income of $2.5 million and an increase in accumulated other comprehensive income, net of tax, of $1.3 million, partially offset by a decrease due to stock repurchases of $637,000 and the recognition of dividends in the amount of $420,000. A stock repurchase program was adopted on May 14, 2014, which authorized the Company to repurchase up to 221,383 shares of its common stock, or approximately 5% of then current outstanding shares. As of March 31, 2015, 88,600 shares were repurchased, 38,600 of which were repurchased during the nine months ended March 31, 2015, leaving the maximum number of shares that may yet be repurchased under the plan at 132,783.

Comparison of Operating Results for the Nine Months Ended March 31, 2015 and 2014

General. Net income was $2.5 million for both the nine months ended March 31, 2015 and for the nine months ended March 31, 2014. The net income the was same in each of the nine month periods due to an increase in noninterest income and a decrease in provision for loan losses, mostly offset by an increase in noninterest expense and a decrease in net interest income.

Net Interest Income. Net interest income decreased by $98,000, or 0.8%, to $11.7 million for the nine months ended March 31, 2015 from $11.8 million for the nine months ended March 31, 2014. The slight decrease was due to a decrease of $14,000 in interest and dividend income and an increase of $84,000 in interest expense. We had a $13.1 million, or 2.4%, decrease in the average balance of interest earning assets, offset by a $13.3 million, or 2.9%, decrease in the average balance of interest bearing liabilities. Our interest rate spread increased by 3 basis points to 2.86% for the nine months ended March 31, 2015, compared to 2.83% for the nine months ended March 31, 2014, while our net interest margin increased by 5 basis points to 2.97% for the nine months ended March 31, 2015 compared to 2.92% for the nine months ended March 31, 2014.

Interest and Dividend Income. Interest and dividend income was $14.1 million for both the nine months ended March 31, 2015 and for the nine months ended March 31, 2014. The interest and dividend income was the same in both periods primarily due to an increase in interest income on loans, offset by a decrease in interest income on securities. Interest on securities decreased $456,000, or 12.1%, as a $31.9 million decrease in the average balance of securities to $172.9 million at March 31, 2015 was partially offset by a 14 basis point increase in the average yield on securities from 2.49% to 2.63%. An increase of $396,000 in interest on loans resulted from a $16.2 million, or 5.0%, increase in the average balance of loans to $341.1 million for the nine months ended March 31, 2015, partially offset by a 5 basis point, or 1.1%, decrease in the average yield on loans from 4.22% to 4.17%. The decrease in the average yield on loans reflected a reduction in the current interest rates charged on loans originated during the period versus the average rates on loans in the portfolio in the prior period.

Interest Expense. Interest expense increased $84,000, or 3.6%, to $2.4 million for the nine months ended March 31, 2015 from $2.3 million for the nine months ended March 31, 2014. The increase was primarily due to increased average balances of deposits, partially offset by decreased balance on borrowings.

Interest expense on interest-bearing deposits increased by $110,000, or 6.4%, to $1.8 million for the nine months ended March 31, 2015 from $1.7 million for the nine months ended March 31, 2014. This increase was primarily due to an increase in the average balance of interest-bearing deposits to $394.4 million for the nine months ended March 31, 2015, from $372.4 million for the nine months ended March 31, 2014. The average cost of interest-bearing deposits was 0.62% for both the nine months ended March 31, 2015 and for the nine months ended March 31, 2014.

Interest expense on borrowings decreased $26,000, or 4.2%, to $591,000 for the nine months ended March 31, 2015 from $617,000 for the nine months ended March 31, 2014. This decrease was due to a decrease in average balance of borrowings to $51.0 million for the nine months ended March 31, 2015, from $86.2 million for the nine months ended March 31, 2014. This was offset by a 67 basis point increase in the average cost of such borrowings to 1.62% for the nine months ended March 31, 2015 from 0.95% for the nine months ended March 31, 2014

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $259,000 for the nine months ended March 31, 2015, compared to a provision for loan losses of $366,000 for the nine months ended March 31, 2014. The allowance for loan losses was $4.1 million, or 1.20% of total loans, at March 31, 2015, compared to $3.9 million, or 1.18% of total loans, at March 31, 2014, and $4.0 million, or 1.18% of total loans, at June 30, 2014. Non-performing loans increased to $3.3 million during the nine month period ended March 31, 2015. During the nine months ended March 31, 2015, a net charge-off of $106,000 was recorded, while during the nine months ended March 31, 2014, a net charge-off of $383,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Nine Months Ended March 31, 2015	Year Ended June 30, 2014

Allowance to non-performing loans	126.04%	143.10%
Allowance to total loans outstanding at the end of the period	1.20%	1.18%
Net charge-offs to average total loans outstanding during the period, annualized	0.04%	0.15%
Total non-performing loans to total loans	0.95%	0.82%
Total non-performing assets to total assets	0.66%	0.58%

Noninterest Income. Noninterest income increased $162,000, or 7.2%, to $2.4 million for the nine months ended March 31, 2015 compared to $2.2 million for the nine months ended March 31, 2014. The increase was primarily due to a reduction in net realized losses on the sale of available-for-sale securities and brokerage commissions, partially offset by a decrease in mortgage banking income, net. For the nine months ended March 31, 2015, net realized gains (losses) on the sale of available-for-sale securities decreased to ($41,000) from ($199,000), and brokerage commissions increased to $565,000 from $508,000, while mortgage banking income, net, decreased to $110,000 from $159,000. The reduction in net realized losses on the sale of available-for-sale securities was due to the rate environment in the nine months ended March 31, 2015, that allowed for a repositioning of the investment portfolio that was not available in the nine months ended March 31, 2014. The increase in brokerage commissions reflects increased activity due to movement in market interest rates. The decrease in mortgage banking income, net, was due to a lower number of loans sold to the secondary market and a lower valuation of mortgage servicing rights in the nine months ended March 31, 2015.

Noninterest Expense. Noninterest expense increased $97,000, or 1.0%, to $10.0 million for the nine months ended March 31, 2015 from $9.9 million for the nine months ended March 31, 2014. The largest components of this increase were equipment expense, which increased $104,000, or 15.8%, professional services, which increased $61,000, or 21.9%, and net occupancy expense, which increased $40,000, or 10.4%. The increase in equipment expense was due to routine technology upgrades, the increase in professional services was the result of additional services received in the nine months ended March 31, 2015, and the increase in net occupancy expense was due to increased expenses due to the addition of the Savoy office. These increases were partially offset by decreases in loss on sale of foreclosed assets, net, and compensation and benefits. Compensation and benefits decreased due to a lower accrual of executive compensation in the annual incentive plan in the nine months ended March 31, 2015, while the loss on foreclosed assets decreased due to smaller losses taken in the nine months ended March 31, 2015.

Income Tax Expense. We recorded a provision for income tax of $1.4 million for the nine months ended March 31, 2015, compared to a provision for income tax of $1.3 million for the nine months ended March 31, 2014, reflecting effective tax rates of 35.3% and 34.3%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. Net income increased $56,000 to $890,000 net income for the three months ended March 31, 2015 from a $834,000 net income for the three months ended March 31, 2014. The increase was primarily due to an increase in noninterest income and a decrease in provision for loan losses, partially offset by an increase in interest expense, an increase in noninterest expense, and a decrease in interest income.

Net Interest Income. Net interest income decreased $95,000 to $3.9 million for the three months ended March 31, 2015 from $4.0 million for the three months ended March 31, 2014. The decrease was the result of a decrease of $94,000 in interest and dividend income and an increase of $1,000 in interest expense. We had a $23.1 million, or 4.2%, decrease in the average balance of interest earning assets, offset by a $26.6 million, or 5.6%, decrease in average balance of interest bearing liabilities. Our interest rate spread increased by 3 basis points to 2.86% for the three months ended March 31, 2015 from 2.83% for the three months ended March 31, 2014, and our net interest margin increased by 5 basis points to 2.97% for the three months ended March 31, 2015 from 2.92% for the three months ended March 31, 2014.

Interest and Dividend Income. Interest and dividend income decreased $94,000, or 2.0%, to $4.7 million for the three months ended March 31, 2015 from $4.8 million for the three months ended March 31, 2014. The decrease in interest and dividend income was mostly due to a $278,000 decrease in interest income on securities, partially offset by a $163,000 increase in interest on loans. Interest income on securities decreased due to a $44.0 million, or 20.5%, decrease in the average balance of securities to $170.7 million for the three months ended March 31, 2015, from $214.7 million for the three months ended March 31, 2014, partially offset by a 5 basis point, or 2.1%, increase in the average yield on securities from 2.55% to 2.60%. Interest on loans increased $163,000, or 4.7%, as a $15.8 million increase in the average balance of loans to $345.6 at March 31, 2015 was partially offset by a 1 basis point decrease in the average yield on loans from 4.17% to 4.16%. The decrease in the average yield on loans reflected a reduction in the current interest rates charged on loans originated during the period versus the average rates on loans in the portfolio during the prior period.

Interest Expense. Interest expense increased $1,000, or 0.1%, to $790,000 for the three months ended March 31, 2015 from $789,000 for the three months ended March 31, 2014. The increase was primarily due to an increase in the average balance of deposits and an increase in the average cost of borrowings, partially offset by a decrease in the average balance of borrowings and a decrease in the average cost of deposits.

Interest expense on interest-bearing deposits increased by $12,000, or 2.1%, to $592,000 for the three months ended March 31, 2015 from $580,000 for the three months ended March 31, 2014. This increase was primarily due to a $12.2 million, or 3.2%, increase in the average balance of interest-bearing deposits to $395.3 million for the three months ended March 31, 2015 from $383.0 million for the three months ended March 31, 2014. The increase was partially offset by a 1 basis point decrease in the average cost of interest-bearing deposits to 0.60% for the three months ended March 31, 2015 from 0.61% for the three months ended March 31, 2014.

Interest expense on borrowings decreased by $11,000, or 5.3%, to $198,000 for the three months ended March 31, 2015 from $209,000 for the three months ended March 31, 2014. An increase in the average cost of borrowings to 1.57% for the three months ended March 31, 2015 from 0.91% for the three months ended March 31, 2014, was partially offset by a decrease in the average balance of borrowings of $38.8 million, or 42.2%, to $53.2 million for the three months ended March 31, 2015, from $92.0 million for the three months ended March 31, 2014.

Provision for Loan Losses. We recorded a provision for loan losses of $17,000 for the three months ended March 31, 2015, compared to a provision for loan losses of $140,000 for the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014, $44,000 and $125,000 in net charge-offs were recorded, respectively.

Noninterest Income. Noninterest income increased $131,000, or 19.5%, to $802,000 for the three months ended March 31, 2015 from $671,000 for the three months ended March 31, 2014. The increase was primarily due to increases in net realized gains on the sale of available-for-sale securities, gain on sale of loans, and brokerage commissions. For the three months ended March 31, 2015, net realized gains on the sale of available-for-sale securities increased to a gain of $1,000 from a loss of $95,000, gain on sale of loans increased to $25,000 from $5,000, and brokerage commissions increased to

$194,000 from $172,000. The increase in net realized gains on the sale of available-for-sale securities was due to the rate environment in the three months ended March 31, 2015, that allowed for profits to be gained when repositioning the investment portfolio that were not available in the three months ended March 31, 2014. The increase in gain on sale of loans was primarily due to an increase in number of loans sold to the Federal Home Loan Bank of Chicago in the three months ended March 31, 2015, and the increase in brokerage commissions reflects increased activity due to movement in market interest rates.

Noninterest Expense. Noninterest expense increased $77,000, or 2.4%, to $3.4 million for the three months ended March 31, 2015 from $3.3 million for the three months ended March 31, 2014. The largest components of this increase were compensation and benefits, which increased $44,000, or 2.1%, equipment expense, which increased $18,000, or 8.1%, net occupancy expenses, which increased $15,000, or 11.0%, and professional services, which increased $13,000, or 16.3%, partially offset by a decrease of $10,000, or 58.8% in loss on foreclosed assets, net. Increased medical insurance costs, normal salary increases, and stock equity plan expenses primarily accounted for the increase in compensation and benefits expense, while the increase in equipment expense was due to routine technology upgrades, the increase in net occupancy was due to increased expenses due to the addition of the Savoy office, and the increase in professional services was due to increased services received during the three months ended March 31, 2015. The decrease in loss on foreclosed assets, net was due to smaller losses taken in the three months ended March 31, 2015.

Income Tax Expense. We recorded a provision for income tax of $466,000 for the three months ended March 31, 2015, compared to a provision for income tax of $440,000 for the three months ended March 31, 2014, reflecting effective tax rates of 34.4% and 34.5%, respectively.

Asset Quality

At March 31, 2015, our non-accrual loans totaled $3.3 million, including $2.8 million in one-to four-family loans, $254,000 in multi-family loans, $48,000 in commercial real estate loans, $7,000 in home equity lines of credit, $116,000 in commercial business loans and $21,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At March 31, 2015, we had no loans delinquent 90 days or greater and still accruing interest.

At March 31, 2015, $6.7 million in loans were classified as substandard. Loans classified as substandard consisted of $2.9 million in one-to four-family loans, $255,000 in multi-family loans, $3.5 million in commercial real estate loans, $7,000 in home equity lines of credit, $116,000 in commercial business loans and $21,000 in consumer loans. At March 31, 2015, no loans were classified as doubtful or loss.

At March 31, 2015, watch assets consisted of $648,000 in one-to four-family loans, $171,000 in multi-family loans, $754,000 in commercial real estate loans, and $1.1 million in commercial business loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At March 31, 2015 and June 30, 2014, we had $2.8 million and $2.9 million, respectively, of troubled debt restructurings. At March 31, 2015 our troubled debt restructurings consisted of $1.4 million in one-to four-family loans, $1.3 million in multi-family loans, $12,000 in commercial real estate loans, and $23,000 in commercial business loans.

At March 31, 2015, we had $371,000 in foreclosed assets compared to $436,000 as of June 30, 2014. Foreclosed assets consisted entirely of residential real estate properties at both March 31, 2015 and June 30, 2014

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine-month periods ended March 31, 2015 and 2014:

	Nine months ended March 31,
	2015	2014

Balance, beginning of period	$3,958	$3,938
Loans charged off
Real estate loans:
One-to four-family	(136)	(331)
Multi-family	—	—
Commercial	(28)	(28)
HELOC	—	—
Construction	—	—
Commercial business		(38)
Consumer	(11)	(37)

Gross charged off loans	(175)	(434)

Recoveries of loans previously charged off
Real estate loans:
One-to four-family	28	46
Multi-family	—	—
Commercial	—	—
HELOC	13	—
Construction	—	—
Commercial business	—	—
Consumer	28	5

Gross recoveries of charged off loans	69	51

Net charge offs	(106)	(383)

Provision charged to expense	259	366

Balance, end of period	$4,111	$3,921

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $153,000 to $4.1 million at March 31, 2015, from $4.0 million at June 30, 2014. The increase was a result of an increase in outstanding loans and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at March 31, 2015.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of March 31, 2015 and June 30, 2014:

Portfolio segment	March 31, 2015 Net charge-offs 12 quarter weighted historical	June 30, 2014 Net charge-offs 12 quarter weighted historical

Real Estate:
One-to four-family	.00%	.04%
Multi-family	.01%	.00%
Commercial	.02%	.06%
HELOC	.28%	.26%
Construction	.00%	.00%
Commercial business	.13%	.25%
Consumer	(.02%)	.25%

Total portfolio	.02%	.06%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At March 31, 2015, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at March 31, 2015	Qualitative factor applied at June 30, 2014

Real Estate:
One-to four-family	0.83%	0.81%
Multi-family	1.44%	1.40%
Commercial	1.24%	1.14%
HELOC	0.82%	0.89%
Construction	0.63%	0.65%
Commercial business	1.96%	2.10%
Consumer	0.86%	0.62%

Total portfolio	1.13%	1.07%

At March 31, 2015, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $3.8 million, as compared to $3.6 million at June 30, 2014. The general increase in qualitative factors was attributable primarily to the change in criticized loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2015 and the year ended June 30, 2014, our liquidity ratio averaged 31.5% and 36.3% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2015.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $12.5 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $250,000 at March 31, 2015.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $3.9 million and $4.5 million for the nine months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities was $1.2 million and $(26.1) million for the nine months ended March 31, 2015 and 2014, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts, FHLB Advances, dividends paid, and stock repurchases. The net cash provided by (used in) financing activities was $(5.4) million and $27.5 million for the nine months ended March 31, 2015 and 2014, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2015 and June 30, 2014.

	March 31, 2015	June 30, 2014
	(Dollars in thousands)

Commitments to fund loans	$7,705	$8,949
Lines of credit	20,469	18,663

At March 31, 2015, certificates of deposit due within one year of March 31, 2015 totaled $177.6 million, or 42.9% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $41.0 million at March 31, 2015. At March 31, 2015, we had the ability to borrow up to an additional $97.5 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $20.9 million from the Federal Reserve based on current collateral pledged.

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

During the nine months ended March 31, 2015, the Company repurchased 38,600 of its shares as part of the stock repurchase program that was adopted by the Company in the year ended June 30, 2014, which allowed the Company to repurchase up to 221,383 shares of its common stock, or approximately 5 % of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of March 31, 2015, the Company had repurchased 88,600 shares and the maximum number of shares that may yet be purchased under the plan was 132,783.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. The OCC’s prompt corrective action standards changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Association must have a Tier 1 capital to total assets ratio of 5.0% (unchanged), a common equity Tier 1 to risk-weighted assets ratio (CETI) of 6.5% (new ratio), a Tier 1 capital to risk-weighted assets ratio of 8.0% (increased from 6.0%), and a total capital to risk-weighted assets ratio of 10.0% (unchanged). The Association exceeds all these new regulatory capital requirements. The Association is considered “well capitalized” under regulatory guidelines.

	March 31, 2015	June 30, 2014	Minimum to Be Well
	Actual	Actual	Capitalized

Tier 1 capital to total assets
Association	11.8%	12.1%	5.0%
Company	15.2%	14.7%	N/A
Common equity tier 1 to risk-weighted assets Association	19.6%	N/A	6.5%
Company	25.2%	N/A	N/A
Tier 1 capital to risk-weighted assets
Association	19.6%	20.7%	8.0%
Company	25.2%	25.1%	N/A
Total capital to risk-weighted assets
Association	20.9%	21.9%	10.0%
Company	26.5%	26.3%	N/A

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

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$345,591	$3,599	4.16%	$329,786	$3,436	4.17%
Securities:
U.S. government, federal agency and government-sponsored enterprises	104,863	695	2.65%	132,736	816	2.46%
Mortgage-backed:
GSE-residential	62,288	391	2.51%	79,212	543	2.74%
State and political subdivisions	3,558	24	2.70%	2,775	9	1.30%

Total securities	170,709	1,110	2.60%	214,723	1,368	2.55%
Other	12,612	11	0.38%	7,522	10	0.53%

Total interest-earning assets	528,912	4,720	3.57%	552,031	4,814	3.49%
Non-interest earning assets	23,657			21,018

Total assets	$552,569			$573,049

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$38,430	9	0.09%	$36,271	8	0.09%
Savings accounts	35,636	15	0.17%	34,458	19	0.22%
Money market accounts	58,090	28	0.19%	58,927	35	0.24%
Certificates of deposit	263,126	540	0.82%	253,384	518	0.82%

Total interest-bearing deposits	395,282	592	0.60%	383,040	580	0.61%
Federal Home Loan Bank Advances and repurchase agreements	53,196	198	1.57%	92,027	209	0.91%

Total interest-bearing liabilities	448,478	790	0.70%	475,067	789	0.66%
Noninterest-bearing liabilities	19,043			17,480

Total liabilities	467,521			492,547
Stockholders’ equity	85,048			80,502

Total liabilities and stockholders’ equity	$552,569			$573,049

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Net interest income		$3,930			$4,025

Interest rate spread (1)			2.86%			2.83%

Net interest margin (2)			2.97%			2.92%

Net interest-earning assets (3)	$80,434			$76,964

Average interest-earning assets to interest-bearing liabilities	118%			116%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$341,130	$10,669	4.17%	$324,937	$10,273	4.22%
Securities:
U.S. government, federal agency and government-sponsored enterprises	105,315	2,127	2.69%	124,926	2,267	2.42%
Mortgage-backed:
GSE-residential	64,076	1,220	2.54%	76,490	1,527	2.66%
State and political subdivisions	3,461	64	2.47%	3,293	36	1.46%

Total securities	172,852	3,411	2.63%	204,709	3,830	2.49%
Other	10,129	33	0.43%	7,550	24	0.42%

Total interest-earning assets	524,111	14,113	3.59%	537,196	14,127	3.51%
Non-interest earning assets	23,665			19,664

Total assets	$547,776			$556,860

	For the Nine Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$35,419	24	0.09%	$34,335	27	0.10%
Savings accounts	34,777	44	0.17%	32,810	56	0.23%
Money market accounts	57,593	85	0.20%	58,813	109	0.25%
Certificates of deposit	266,609	1,689	0.84%	246,516	1,540	0.83%

Total interest-bearing deposits	394,398	1,842	0.62%	372,474	1,732	0.62%
Federal Home Loan Bank Advances and repurchase agreements	51,015	591	1.62%	86,189	617	0.95%

Total interest-bearing liabilities	445,413	2,433	0.73%	458,663	2,349	0.68%
Noninterest-bearing liabilities	18,672			16,752

Total liabilities	464,085			475,415
Stockholders’ equity	83,691			81,445

Total liabilities and stockholders’ equity	$547,776			$556,860

Net interest income		$11,680			$11,778

Interest rate spread (1)			2.86%			2.83%

Net interest margin (2)			2.97%			2.92%

Net interest-earning assets (3)	$78,698			$78,533

Average interest-earning assets to interest-bearing liabilities	118%			117%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended March 31, 2015 vs. 2014			Nine Months Ended March 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$217	$(55)	$162	$582	$(186)	$396
Securities	(431)	173	(258)	(729)	310	(419)
Other	17	(15)	2	8	1	9

Total interest-earning assets	$(197)	$103	$(94)	$(139)	$125	$(14)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$1	$—	$1	$1	$(4)	$(3)
Savings accounts	5	(9)	(4)	6	(18)	(12)
Certificates of deposit	22	—	22	116	33	149
Money market accounts	(4)	(3)	(7)	(4)	(20)	(24)

Total interest-bearing deposits	24	(12)	12	119	(9)	110
Federal Home Loan Bank advances and repurchase agreements	(460)	449	(11)	(440)	414	(26)

Total interest-bearing liabilities	$(436)	$437	$1	$(321)	$405	$84

Change in net interest income	$239	$(334)	$(95)	$182	$(280)	$(98)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2015, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2014, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 14, 2014, the Company announced the commencement of a stock repurchase program to acquire up to 221,383, or 5%, of the Company’s then outstanding common stock. The repurchase plan is scheduled to terminate on May 20, 2015, but may be suspended, terminated, modified or extended at any time for any reason. The repurchase program does not obligate the Company to purchase any particular number of shares.

There were no purchases of the Company’s common stock by the Company during the quarter ended March 31, 2015. As of March 31, 2015, the Company had repurchased 88,600 shares and the maximum number of shares that may yet be purchased under the plan was 132,783.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 12, 2015	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Date: May 12, 2015	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)