Form 10-K
period 2015-06-30
IF Bancorp, Inc.
filed 2015-09-21
CIK 1514743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2014 was $56,359,136.

The number of shares outstanding of the registrant’s common stock as of September 14, 2015 was 4,053,274.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 23, 2015 are incorporated by reference in Part III of this Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which IF Bancorp, Inc. operates, as well as nationwide, IF Bancorp, Inc.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. For further discussion of factors that may affect IF Bancorp Inc.’s financial condition and results of operations, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K (“Form 10-K”). These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

PART I

ITEM 1.	BUSINESS

General

IF Bancorp, Inc. (“IF Bancorp” or the “Company”) is a Maryland corporation formed in March 2011 to become the holding company for Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”). On July 7, 2011, the Company completed its offering of common stock in connection with Iroquois Federal’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to Iroquois Federal’s employee stock ownership plan with funds borrowed from IF Bancorp, and raising approximately $45.0 million of gross proceeds. In addition, the Company issued 314,755 shares of its common stock to the Iroquois Federal Foundation.

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2015 and 2014, we had consolidated assets of $563.7 million and $551.3 million, consolidated deposits of $415.5 million and $404.6 million and consolidated equity of $80.4 million and $82.1 million, respectively.

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

Available Information

IF Bancorp is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

IF Bancorp’s executive offices are located at 201 East Cherry Street, Watseka, Illinois 60970. Our telephone number at this address is (815) 432-2476, and our website address is www.iroquoisfed.com. Information on our website should not be considered a part of this Form 10-K.

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

In recent years Iroquois and Vermilion Counties, our traditional primary market areas, have experienced negative growth, reflecting in part, the economic downturn. However, Champaign County, where our new Savoy branch is located, has experienced population growth. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 29,000 in July 2014, a decrease of 2.8% since April 2010, and Vermilion County had an estimated population of 80,000 in July 2014, a decrease of 2.3% since April 2010, while Champaign County had an estimated population of 207,000 in July 2014, an increase of 3.0% since April 2010. However, unemployment rates in our primary market have decreased significantly over the last year. According to the Illinois Department of Employment Security, unemployment, on a non-seasonally adjusted basis, between June 2014 and June 2015, increased from 6.1% to 6.2% in Iroquois County, and decreased from 9.3% to 8.4% in Vermilion County and from 7.0% to 5.7% in Champaign County.

The economy in our primary market is fairly diversified, with employment in services, wholesale/retail trade, and government serving as the basis of the Iroquois County, Vermilion County and Champaign County economies. Manufacturing jobs, which tend to be higher paying jobs, are also a large source of employment in Vermilion and Champaign Counties, while Iroquois County is heavily influenced by agriculture and agriculture related businesses. Hospitals and other health care providers, local schools and trucking/distribution businesses also serve as major sources of employment.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2014, the latest date for which FDIC data is available, we ranked first of 13 bank and thrift institutions with offices in Iroquois County with a 24.50% deposit market share. As of the same date, we ranked first of 16 bank and thrift institutions with offices in Vermilion County with a 17.61% deposit market share and we ranked 30th of 31 bank and thrift institutions with offices in Champaign County, with a 0.07% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land development loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2015 and 2014, the amount of such loans equaled $11.5 million and $13.7 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2015 and 2014, the amount of such loans equaled $27.8 million and $24.8 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

The Association’s legal lending limit to any one borrower is 15% of unimpaired capital and surplus. On July 30, 2012 our bank received approval from the Comptroller of the Currency to participate in the Supplemental Lending Limits Program (SLLP). This program allows eligible savings associations to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower, in the lesser of the following two amounts: (1) 10% of its capital and surplus; or (2) the percentage of capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for loans secured by one- to four-family residential real estate loans, small business loans, small farm loans or unsecured loans in the state where the main office of the savings association is located. For Iroquois Federal this additional limit (or “supplemental limit(s)”) for one- to four-family residential real estate, small business, or small farm loans is 10% of Iroquois Federal’s capital and surplus. In addition, the total outstanding amount of the Association’s loans or extensions of credit or parts of loans and extensions of credit made to all of its borrowers under the SLLP may not exceed 100% of the Association’s capital and surplus. By Association policy, participation of any credit facilities in the SLLP is to be infrequent and all credit facilities are to be with prior Board approval.

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $73.8 million and $74.0 million as of June 30, 2015 and 2014, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $93,000, $313,000, $492,000, $179,000 and $0 at June 30, 2015, 2014, 2013, 2012 and 2011, respectively.

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$145,064	40.16%	$149,549	44.60%	$147,221	45.95%	$147,686	55.93%	$148,448	60.82%
Multi-family	58,399	16.17	61,603	18.37	58,442	18.24	38,547	14.60	26,299	10.78
Commercial	103,614	28.68	83,134	24.79	74,679	23.30	32,925	12.47	27,402	11.23
Home equity lines of credit	7,713	2.14	7,824	2.33	8,228	2.57	8,994	3.41	10,043	4.12
Construction	987	0.27	1,572	0.47	2,497	0.78	8,396	3.18	4,039	1.65
Commercial	37,151	10.28	23,120	6.90	19,695	6.15	13,917	5.27	12,068	4.94
Consumer	8,325	2.30	8,509	2.54	9,662	3.01	13,578	5.14	15,779	6.46

	361,253

Total loans		100.00%	335,311	100.00%	320,424	100.00%	264,043	100.00%	244,078	100.00%

Less:
Unearned fees and discounts, net	155		104		67		63		19
Loans in process	693		1,325		644		1,539		890
Allowance for loan losses	4,211		3,958		3,938		3,531		3,149

Total loans, net	$356,194		$329,924		$315,775		$258,910		$240,020

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2015. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2015.

	One- to four-family residential real estate (1)		Multi-family real estate		Commercial real estate		Home equity lines of credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,

2016	$1,450	4.97%	$1,031	4.63%	$14,420	4.71%	$711	4.34%
2017	1,892	5.39	8,190	4.25	4,853	4.84	615	4.08
2018 to 2019	5,584	4.67	15,526	4.10	29,468	4.09	1,394	4.67
2020 to 2024	17,751	4.78	18,856	3.84	44,126	3.85	1,526	4.63
2025 to 2029	18,000	4.05	1,032	4.50	9,244	4.15	2,210	4.10
2030 and beyond	100,387	4.02	13,764	3.70	1,503	4.86	1,257	3.36

Total	$145,064	4.17%	$58,399	3.96%	$103,614	4.13%	$7,713	4.21%

	Construction		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,

2016	$—	—%	$11,921	4.24%	$1,966	4.38%	$31,499	4.51%
2017	—	—	5,198	4.94	1,467	6.26	22,215	4.76
2018 to 2019	—	—	4,546	4.46	2,667	5.62	59,185	4.26
2020 to 2024	—	—	15,335	4.18	1,972	3.96	99,566	4.08
2025 to 2029	—	—	151	3.35	253	3.86	30,890	4.09
2030 and beyond	987	4.05	—	—	—	—	117,898	3.99

Total	$987	4.05%	$37,151	4.34%	$8,325	4.99%	$361,253	4.16%

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2015 that are contractually due after June 30, 2016.

	Due After June 30, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family (1)	$48,599	$95,015	$143,614
Multi-family	27,647	29,721	57,368
Commercial	62,496	26,698	89,194
Home equity lines of credit	3,183	3,819	7,002
Construction	—	987	987
Commercial	14,797	10,433	25,230
Consumer	6,359	—	6,359

Total loans	$163,081	$166,673	$329,754

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2015, $145.1 million, or 40.2% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of one to seven years and annual interest rate adjustments thereafter, that amortize over a period up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 102%. Private mortgage insurance or participation in a government sponsored program is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2015, fixed-rate one- to four-family residential mortgage loans totaled $50.0 million, or 34.5% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $95.0 million, or 65.5% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $417,000 for single-family homes. At June 30, 2015, our average one- to four-family residential mortgage loan had a principal balance of $80,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2015, $29.4 million, or 20.3%, of our total one- to four-family residential loans had principal balances in excess of $417,000. Most of our jumbo loans are originated with a seven-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $10.1 million and $7.8 million for the years ended June 30, 2015 and 2014, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period of one to seven years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans generally resets every year based upon the weekly average of a one-year U.S. Treasury Securities rate plus an applicable margin, subject to periodic and lifetime limitations on interest rate changes. The adjustable rate mortgage loans we are currently offering have a 2% maximum annual rate change up or down, and a 6% lifetime cap. In our portfolio are also adjustable rate mortgage loans with a 1% maximum annual rate change up or down, and a 5% lifetime cap up from the initial rate. Interest rate changes are further limited by floors. After the initial fixed period, the interest rate will generally have a floor that is no less than 3.0% on the one and three year adjustable-rate mortgage loans, and no less than 4.0% on our five and seven year adjustable-rate mortgage loans.

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

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2015, approximately $1.2 million, or 0.3% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2015, $103.6 million, or 28.7% of our loan portfolio consisted of commercial real estate loans, and $58.4 million, or 16.2% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2015, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois, Indiana, and Missouri.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, churches, and farm loans secured by real estate. At June 30, 2015, loans secured by commercial real estate had an average loan balance of $469,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 25 years. At June 30, 2015, $30.5 million or 29.4% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 25 years. At June 30, 2015, $29.7 million or 50.9% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2015, our largest commercial real estate loan had an outstanding balance of $7.0 million, was secured by a commercial building, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $6.1 million, was secured by apartment buildings, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2015 we had $7.7 million, or 2.1% of our total loan portfolio in home equity lines of credit. At that date we had $5.4 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2015, we had $ 37.2 million of commercial business loans outstanding, representing 10.3% of our total loan portfolio. At that date, we also had $17.1 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

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

At June 30, 2015, our largest commercial business loan outstanding was for $3.6 million and was secured by business equipment and assets. At June 30, 2015, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2015, $987,000, or 0.3%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties. At June 30, 2015, the unadvanced portion of these construction loans totaled $516,000.

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

At June 30, 2015, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2015 was for a one- to four-family residential property and had a principal balance of $783,000. This loan was performing in accordance with its terms at June 30, 2015.

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

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2015 and 2014, the amount of commercial loan participations totaled $27.8 million and $24.8 million, respectively, of which $8.8 million and $7.9 million, at June 30, 2015 and 2014 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. We retain servicing on all loans sold under this program. During the years ended June 30, 2015 and 2014, we sold $10.1 million and $7.8 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Loan Losses—Other Credit Risk.”

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2015, 2014, 2013, 2012 and 2011, we had troubled debt restructurings of approximately $2.6 million, $2.9 million, $3.3 million, $3.8 million and $1.8 million, respectively. At the dates presented, we had no loans that were delinquent 120 days or greater and that were still accruing interest.

	At June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$2,724	$2,146	$3,439	$3,667	$4,881
Multi-family	240	296	353	1,477	—
Commercial	46	55	194	95	206
Home equity lines of credit	—	28	—	—	73
Construction	—	—	—	—	—
Commercial	21	29	242	2	4
Consumer	14	30	64	113	108

Total non-accrual loans	3,045	2,584	4,292	5,354	5,272

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	15	182	30	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Construction	—	—	—	—	—

Commercial	—	—	—	—	—
Consumer	7	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	22	182	30	—	—

Total non-performing loans	3,067	2,766	4,322	5,354	5,272

Performing troubled debt restructurings	1,855	1,959	2,015	310	—
Total non-performing loans and performing troubled debt restructurings	$4,922	$4,725	$6,337	$5,664	$5,272

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	50	416	414	1,246	690
Multi-family	—	—	—	—	—
Commercial	—	20	—	—	—
Home equity lines of credit	—	—	—	22	—
Construction	—	—	—	—	—
Commercial	—	—	4	—	—
Consumer	—	—	—	—	20

Total other real estate owned and foreclosed assets	50	436	418	1,268	710

Total non-performing assets	$3,117	$3,202	$4,740	$6,622	$5,982

Ratios:
Non-performing loans to total loans	0.85%	0.82%	1.35%	2.03%	2.16%
Non-performing assets to total assets	0.55%	0.58%	0.87%	1.30%	1.17%

(1)	Includes home equity loans.

For the years ended June 30, 2015 and 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $155,000 and $183,000, respectively. We recognized no interest income on such loans for the years ended June 30, 2015 and 2014.

At June 30, 2015, our non-accrual loans totaled $3.0 million. These non-accrual loans consisted primarily of thirty one- to four-family residential loans with aggregate principal balances totaling $ 2.7 million and specific allowances of $39,000, two commercial real estate loans with aggregate principal balances totaling $46,000 and specific allowances of $25,000, two multi-family loans with aggregate principal balances totaling $240,000 with no specific allowances, one commercial business loan with a principal balance of $21,000 and no specific allowance, and two consumer loans with aggregate principal balances totaling $14,000 and specific allowances of $8,000.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2015 and 2014, we had $2.6 million and $2.9 million, respectively, of troubled debt restructurings. At June 30, 2015 our troubled debt restructurings consisted of $1.3 million of residential one- to four-family mortgage loans, $21,000 of commercial business loans, $1.3 million of multi-family real estate loans, $12,000 of commercial real estate loans, and $8,000 of home equity line of credit loans, all of which were impaired.

For the years ended June 30, 2015 and 2014, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $54,000 and $35,000, respectively. We recognized interest income of $97,000 and $106,000 on such modified loans for the years ended June 30, 2015 and 2014, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days or Greater
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2015
Real estate loans:
One- to four-family (1)	14	724	17	2,279	31	3,003
Multi-family	1	31	—	—	1	31
Commercial	3	137	—	—	3	137
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	21	—	—	1	21
Consumer	—	—	3	21	3	21

Total loans	19	$913	20	$2,300	39	$3,213

At June 30, 2014
Real estate loans:
One- to four-family (1)	14	876	14	1,500	28	2,376
Multi-family	—	—	—	—	—	—
Commercial	1	349	—	—	1	349
Home equity lines of credit	2	36	—	—	2	36
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	4	33	—	—	4	33

Total loans	21	$1,294	14	$1,500	35	$2,794

At June 30, 2013
Real estate loans:
One- to four-family (1)	14	827	17	2,472	31	3,299
Multi-family	—	—	—	—	—	—
Commercial	—	—	1	46	1	46
Home equity lines of credit	1	8	—	—	1	8
Construction	—	—	—	—	—	—
Commercial	2	15	—	—	2	15
Consumer	9	50	4	44	13	94

Total loans	26	$900	22	$2,562	48	$3,462

At June 30, 2012
Real estate loans:
One- to four-family (1)	13	1,057	11	1,949	24	3,006
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	2	57	1	7	3	64
Construction	—	—	—	—	—	—
Commercial	1	11	—	—	1	11
Consumer	4	23	3	40	7	63

Total loans	20	$1,148	15	$1,996	35	$3,144

At June 30, 2011
Real estate loans:
One- to four-family (1)	10	631	19	3,458	29	4,089
Multi-family	—	—	—	—	—	—
Commercial	—	—	2	104	2	104
Home equity lines of credit	2	67	1	37	3	104
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	8	80	4	25	12	105

Total loans	20	$778	26	$3,624	46	$4,402

(1)	Includes home equity loans.

Total delinquent loans increased by $419,000 to $3.2 million at June 30, 2015 from $2.8 million at June 30, 2014. The increase in delinquent loans was due primarily to an increase of $779,000 in one- to four-family loans delinquent 90 days or more, partially offset by a decrease of $152,000 in one- to four-family loans delinquent 60 to 89 days, and a decrease of $212,000 in commercial real estate loans delinquent 60 to 89 days.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2015, we had $50,000 in foreclosed assets compared to $436,000 as of June 30, 2014. Foreclosed assets at June 30, 2015, consisted of $50,000 in residential real estate property, while foreclosed assets at June 30, 2014, consisted of $416,000 in residential real estate properties and $20,000 in commercial real estate.

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

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2015 and 2014, include approximately $3.1 million and $2.8 million of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $83,000 and $177,000 at June 30, 2015 and 2014, respectively. Substandard assets shown include foreclosed assets.

	At June 30,
	2015	2014
	(In thousands)
Classified assets:
Substandard	$6,492	$7,564
Doubtful	—	—
Loss	—	—

Total classified assets	6,492	7,564
Watch	2,753	2,619

Total criticized assets	$9,245	$10,183

At June 30, 2015, substandard assets consisted of $2.8 million of one- to four-family residential mortgage loans, $240,000 in multi-family loans, $3.4 million of commercial real estate loans, $8,000 in home equity lines of credit loans, $21,000 of commercial business loans, $21,000 of consumer loans, and $50,000 of real estate owned.

At June 30, 2015, watch assets consisted of $759,000 of one- to four-family residential mortgage loans, $170,000 of multi-family loans, $748,000 of commercial real estate loans and $1.1 million in commercial business loans. At June 30, 2015, no assets were classified as doubtful or loss.

Other Loans of Concern. At June 30, 2015, there were no other loans or other assets that are not disclosed in the text or tables above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago prior to December 2008 under its Mortgage Partnership Finance Program (“MPFP”). However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We continue to service approximately $6.1 million of these loans, for which our maximum potential credit risk is approximately $206,000. From June 2000 to June 30, 2015, we experienced only $91,000 in actual losses under the MPFP. Loans that we have sold to the Federal Home Loan Bank of Chicago since December 2008 are sold under its Mortgage Partnership Finance Xtra Program, rather than the MPFP. Unlike loans sold under the MPFP, we do not retain any credit risk with respect to loans sold under the Mortgage Partnership Finance Xtra Program.

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

The allowance for loan losses increased $253,000 to $4.2 million at June 30, 2015, from $4.0 million at June 30, 2014. The increase was a result of an increase in outstanding loans and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at June 30, 2015.

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

The following table sets forth the Company’s weighted average historical net charge-offs as of June 30, 2015, and June 30, 2014:

Portfolio segment	June 30, 2015 Net charge-offs – 12 quarter weighted historical	June 30, 2014 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	.01%	.04%
Multi-family	(.09)%	—%
Commercial	.02%	.06%
HELOC	.15%	.26%
Construction	—%	—%
Commercial business	.13%	.25%
Consumer	(.04)%	.25%
Entire portfolio total	—%	.06%

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

Portfolio segment	Qualitative factor applied at June 30, 2015	Qualitative factor applied at June 30, 2014
Real Estate:
One- to four-family	.81%	.81%
Multi-family	1.54%	1.40%
Commercial	1.23%	1.14%
HELOC	.95%	.89%
Construction	.65%	.65%
Commercial business	1.87%	2.10%
Consumer	.94%	.62%
Entire portfolio total	1.15%	1.07%

At June 30, 2015, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $4.2 million, as compared to $3.6 million at June 30, 2014. The general increase in qualitative factors was attributable primarily to significant loan growth from 2014 to 2015.

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$3,958	$3,938	$3,531	$3,149	$2,767

Charge-offs:
Real estate loans:
One- to four-family (1)	(231)	(418)	(78)	(651)	(920)
Multi-family	—	—	—	—	—
Commercial	—	(28)	(45)	(48)	—
Home equity lines of credit	(35)	(16)	(8)	(35)	—
Construction	—	—	—	—	—
Commercial	—	(38)	(50)	(29)	(30)
Consumer	(12)	(38)	(69)	(88)	(54)

Total charge-offs	(278)	(538)	(250)	(851)	(1,004)

Recoveries:
Real estate loans:
One- to four-family (1)	29	50	49	71	16
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	13	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	29	6	13	37	19

Total recoveries	71	56	62	108	35

Net charge-offs	(207)	(482)	(188)	(743)	(969)

Provision for loan losses	460	502	595	1,125	1,351

Balance at end of period	$4,211	$3,958	$3,938	$3,531	$3,149

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.15%	0.07%	0.30%	0.40%
Allowance for loan losses to non-performing loans at end of period	137.30%	143.10%	91.12%	65.95%	59.73%
Allowance for loan losses to total loans at end of period	1.17%	1.18%	1.23%	1.34%	1.29%

(1)	Includes home equity loans.

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

	At June 30,
	2015		2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,216	40.1%	$1,391	44.6%	$1,616	46.0%
Multi-family	827	16.2	842	18.4	797	18.2
Commercial	1,246	28.7	968	24.8	838	23.3
Home equity lines of credit	85	2.1	111	2.3	90	2.6
Construction	6	0.3	10	0.5	24	0.8
Commercial	744	10.3	543	6.9	431	6.1
Consumer	87	2.3	93	2.5	104	3.0

Total allocated allowance	4,211		3,958		3,900
Unallocated	—		—		38

Total	$4,211	100.0%	$3,958	100.0%	$3,938	100.0%

(1)	Includes home equity loans.

	At June 30,
	2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,940	55.9%	$1,987	60.8%
Multi-family	679	14.6	250	10.8
Commercial	245	12.5	232	11.2
Home equity lines of credit	81	3.4	120	4.1
Construction	78	3.2	30	1.7
Commercial	347	5.3	352	4.9
Consumer	139	5.1	169	6.5

Total allocated allowance	3,509		3,140
Unallocated	22		9

Total	$3,531	100.0%	$3,149	100.0%

(1)	Includes home equity loans.

Net charge-offs decreased from $482,000 for the year ended June 30, 2014 to $207,000 for the year ended June 30, 2015, with most of the charge-offs during both periods involving one- to four-family residential real estate loans and consumer loans. In addition, non-performing loans increased by $301,000 during the year ended June 30, 2015.

The allowance for loan losses increased $253,000, or 6.4%, to $4.2 million at June 30, 2015 from $4.0 million at June 30, 2014. The increase was based on the amount in charge-offs, an increase in the loan portfolio and the change in loan portfolio composition. At June 30, 2015, the allowance for loan losses represented 1.17% of total loans compared to 1.18% of total loans at June 30, 2014.

Investments

We conduct investment transactions in accordance with our Board-approved investment policy. The investment policy is reviewed at least annually by the Budget and Investment Committee of the Board, and any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, minimizing exposure to credit risk, potential returns and consistency with our interest rate risk management strategy. Authority to make investments under approved guidelines is delegated to our Investment Committee, comprised of our President and Chief Executive Officer, our Senior Executive Vice President and Chief Financial Officer, our Senior Executive Vice President and Chief Operating Officer, and our Executive Vice President and Watseka Community President. All investments are reported to the Board of Directors for ratification at the next regular Board meeting.

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2015, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

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

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2015, we held $3.9 million of municipal securities, all of which were issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2015, we held $5.4 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $58.0 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2015, we had invested $8.3 million in bank-owned life insurance, which was 11.9% of our Tier 1 capital plus our allowance for loan losses.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Chicago stock, federally insured interest-earning time deposits and bank-owned life insurance. As of June 30, 2015, 2014 and 2013 all of such securities were classified as available for sale.

	At June 30,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government, federal agency and government-sponsored enterprises	$105,742	$107,938	$112,511	$114,662	$121,162	$122,333
U.S. government sponsored mortgage-backed securities	59,213	58,840	67,033	66,732	76,407	74,609
State and political subdivisions	3,585	3,852	3,022	3,192	3,750	3,885

Total	$168,540	$170,630	$182,566	$184,586	$201,319	$200,827

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2015 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government, federal agency and government-sponsored enterprises	$—	—%	$23,421	2.96%	$82,321	2.48%	$—	—%	$105,742	$107,938	2.59%
U.S. government sponsored mortgage-backed securities	—	—	291	5.07	238	4.89	58,684	2.40	59,213	58,840	2.43
State and political subdivisions	36	3.33	1,499	5.45	63	4.83	1,987	3.25	3,585	3,852	4.20

Total	$36	3.33%	$25,211	3.14%	$82,622	2.49%	$60,671	2.43%	$168,540	$170,630	2.57%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or internet funding. At June 30, 2015, we had $39.6 million in brokered certificates of deposit and $3.2 million in internet funding.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2015			For the Fiscal Year Ended June 30, 2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$15,351	3.75%	0.0%	$13,831	3.55%	0.0%
Interest-bearing checking or NOW	36,177	8.84	0.09	34,342	8.81	0.10
Savings accounts	35,480	8.68	0.17	33,383	8.56	0.22
Money market accounts	59,570	14.57	0.19	59,035	15.14	0.24
Certificates of deposit	262,372	64.16	0.85	249,340	63.94	0.83

Total deposits	$408,950	100.00%	0.60%	$389,931	100.00%	0.59%

	For the Fiscal Year Ended June 30, 2013
	Average Balance	Percent	Weighted Average Rate
		(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$12,705	3.60%	0.0%
Interest-bearing checking or NOW	32,206	9.13	0.18
Savings accounts	30,706	8.71	0.27
Money market accounts	65,335	18.52	0.25
Certificates of deposit	211,795	60.04	0.91

Total deposits	$352,747	100.00%	0.63%

As of June 30, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $97.6 million. The following table sets forth the maturity of those certificates as of June 30, 2015.

At June 30, 2015
(In thousands)
Three months or less	$28,891
Over three months through six months	14,518
Over six months through one year	20,369
Over one year to three years	32,747
Over three years	1,052

Total	$97,577

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2015	2014	2013
	(In thousands)
Interest Rate:
Less than 2.00%	$242,965	$248,970	$217,531
2.00% to 2.99%	4,647	6,280	7,827
3.00% to 3.99%	—	—	1,246
4.00% to 4.99%	—	—	—
5.00% to 5.99%	—	—	—

Total	$247,612	$255,250	$226,604

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and repurchase agreements. At June 30, 2015, we had access to additional Federal Home Loan Bank of Chicago advances of up to $95.5 million based on our collateral. The following table sets forth information concerning balances and interest rates on our borrowings and repurchase agreements at the dates and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2015	2014	2013
	(Dollars in thousands)
Federal Home Loan Bank of Chicago
Balance at end of period	$58,000	$56,750	$87,500
Average balance during period	48,875	81,229	87,875
Maximum outstanding at any month end	58,000	97,000	106,500
Weighted average interest rate at end of period	1.36%	1.37%	0.93%
Average interest rate during period	1.60%	0.99%	0.98%
Repurchase Agreements
Balance at end of period	$4,024	$2,324	$1,674
Average balance during period	3,398	2,165	692
Maximum outstanding at any month end	4,403	2,830	1,691
Weighted average interest rate at end of period	0.40%	0.35%	0.40%
Average interest rate during period	0.35%	0.36%	0.40%

Personnel

At June 30, 2015, the Association had 97 full-time employees and 2 part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

Subsidiaries

IF Bancorp conducts its principal business activities through its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association. The Iroquois Federal Savings and Loan Association has one wholly-owned subsidiary, L.C.I. Service Corporation, an insurance agency with offices in Watseka and Danville, Illinois.

REGULATION AND SUPERVISION

General

Iroquois Federal is examined and supervised by the Office of the Comptroller of the Currency (“OCC”) and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Iroquois Federal also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System. Iroquois Federal is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained against deposits and other matters. Iroquois Federal must comply with the consumer protection regulations issued by the Consumer Financial Protections Bureau. The OCC examines Iroquois Federal and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Iroquois Federal’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of Iroquois Federal’s mortgage documents and certain consumer protection matters.

As a savings and loan holding company, IF Bancorp is required to comply with the rules and regulations of the Federal Reserve Board and to file certain reports with and is subject to examination by the Federal Reserve Board. IF Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Iroquios Federal and IF Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Iroquois Federal and IF Bancorp. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on IF Bancorp, Iroquois Federal and their operations.

Dodd-Frank Act

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies, as well as changes that affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage originations.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. The full impact on our operations cannot yet fully be assessed. However, the Dodd-Frank Act has increased regulatory burden and compliance, operating and interest expense for Iroquois Federal and IF Bancorp, and is likely to continue to do so.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, Iroquois Federal may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. While Iroquois Federal may originate, invest in, sell, or purchase unlimited loans on the security of residential real estate, certain types of lending, such as commercial and consumer lending, is subject to an aggregate limit calculated as a specified percentage of Iroquois Federal’s total capital assets. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. Iroquois Fedeal may also establish subsidiaries that may engage in certain activities not otherwise permissible for Iroquois Federal, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require savings associations to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of regulations implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

As noted, the risk-based capital standards for savings associations require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated other comprehensive income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

At June 30, 2015, Iroquois Federal’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”

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

As of June 30, 2015, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Iroquois Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the qualified thrift lender test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At June 30, 2015, Iroquois Federal held 75.32% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to satisfy any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Iroquios Federal’s ability to pay dividends will be limited if Iroquois Federal does not have the capital conservation buffer required by the new capital rules, which may limit the ability of IF Bancorp to pay dividends to its stockholders. See “— Capital Requirements.”

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Iroquois Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Iroquois Federal. IF Bancorp is an affiliate of Iroquois Federal because of its control of Iroquois Federal. In general, transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings banks to maintain detailed records of all transactions with affiliates.

Iroquois Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features (subject to an exception for bank-wide lending programs available to all employees); and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Iroquois Federal’s capital.

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

Prompt Corrective Action Regulations. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The OCC and the Federal Deposit Insurance Corporation have adopted regulations to implement the prompt corrective action legislation. For this purpose, a Federal savings bank is placed in one of the five categories based on the savings bank’s capital:

•	Well Capitalized – a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater.

•	Adequately Capitalized – a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.

•	Undercapitalized – a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%.

•	Significantly Undercapitalized – a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%.

•	Critically Undercapitalized – a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At June 30, 2015, Iroquois Federal met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Iroquois Federal. Deposit accounts in Iroquois Federal are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.

The FDIC issued a final rule that redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The final rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2015, the annualized FICO assessment was equal to .58 of a basis point of total assets less tangible capital.

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

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2015, Iroquois Federal was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2015, Iroquois Federal was in compliance with these reserve requirements.

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

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Iroquois Federal is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

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

Holding Company Regulation

General. IF Bancorp is a unitary savings and loan holding company within the meaning of Home Owners’ Loan Act. As such, IF Bancorp is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over IF Bancorp and any future non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of IF Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of June 30, 2015, IF Bancorp has not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including IF Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the Federal Reserve Board has extended the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements to savings and loan holding companies and increased the threshold for the exception to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings and loan associations by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings and loan association becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of IF Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Federal Securities Laws

IF Bancorp common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. IF Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: (i) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; (ii) they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and (iii) they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

ITEM 1A.	RISK FACTORS

Because we intend to continue to originate commercial real estate, multi-family and commercial business loans, our credit risk may increase, and continued downturns in the local real estate market or economy could adversely affect our earnings.

We intend to continue originating commercial real estate, multi-family and commercial business loans. At June 30, 2015, $103.6 million, or 28.7%, of our total loan portfolio consisted of commercial real estate loans, $58.4 million, or 16.2%, of our total loan portfolio consisted of multi-family loans, and $37.2 million, or 10.3%, of our total loan portfolio consisted of commercial business loans. These categories of loans have increased significantly since June 30, 2009, when $23.8 million, or 10.5%, of our total loan portfolio consisted of commercial real estate loans, $14.8 million, or 6.6%, of our total loan portfolio consisted of multi-family loans, and $9.3 million, or 4.1%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

If our non-performing loans and other non-performing assets increase, our earnings will decrease.

At June 30, 2015, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and real estate owned) totaled $3.1 million, which is a decrease of $85,000 from our non-performing assets of $3.2 million at June 30, 2014, and a decrease of $1.6 million from our non-performing assets at of $4.7 million at June 30, 2013. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets. Additionally, our real estate owned results in carrying costs such as taxes, insurance and maintenance fees. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Iroquois Federal. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly by recording a provision for loan losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. Our allowance for loan losses was 1.17% of total loans at June 30, 2015. Additions to our allowance could materially decrease our net income.

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2015, 21.8% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 60.7% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

During the past five years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2009. Consequently, the average yield on our interest earning assets has decreased to 3.59% for the year ended June 30, 2015 from 5.29% for the year ended June 30, 2009. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. This has resulted in increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

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

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2015, our loan participations totaled $27.8 million, or 7.7% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

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

In addition to loans that we originate, at June 30, 2015, our loan portfolio included $11.5 million of purchased loans. These loans were primarily purchased from three vendors: Irwin Mortgage Corporation (now serviced by Everhome Mortgage Company); Mid America Bank (now serviced by PNC Bank); and Countrywide Financial (now serviced by Bank of America). Of these loans, $3.3 million were purchased from Countrywide and have experienced a significantly higher rate of losses than loans that we originate. As of June 30, 2015, the loans purchased from Countrywide consisted of 6 loans secured by one- to four-family residential loans, primarily in the Chicago market area. Of these 6 loans, 3 are classified as substandard and have specific allowances of $4,000. The other 3 loans are performing in accordance with their original terms. If we experience additional losses on these loans, our earnings will decrease.

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

The final rule included new minimum risk-based capital and leverage ratios, which was effective for Iroquois Federal and IF Bancorp on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

We operate from our main office, four branch offices, an administrative office, and a data center located in Iroquois, Vermilion, Champaign and Kankakee Counties, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $4.8 million at June 30, 2015. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased

Main Office: 201 East Cherry Street Watseka, Illinois 60970	1964	Owned

Branches: 619 North Gilbert Street Danville, Illinois 61832	1973	Owned

175 East Fourth Street Clifton, Illinois 60927	1977	Owned

511 South Chicago Road Hoopeston, Illinois 60942	1979	Owned

108 Arbours Drive Savoy, Illinois 61874	2014	Owned

Loan Production Office: 3535 Highway 54 Osage Beach, Missouri 65065	2006	Owned

Administrative Office: 204 East Cherry Street Watseka, Illinois 60970	2001	Owned

Data Center: 819 East 4000 South Road Kankakee, Illinois 60901	2012	Leased (expires May 30, 2018)

Champaign Satellite Office: 2917 Crossing Court, Suite B2 Champaign, Illinois 61822		Leased (expires May 14, 2016)

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low	Dividend
Fiscal 2015:

First Quarter	$17.49	$16.48	$0.05
Second Quarter	$16.97	$16.50	—
Third Quarter	$17.43	$16.50	$0.05
Fourth Quarter	$17.25	$16.36	—

	High	Low	Dividend
Fiscal 2014:

First Quarter	$16.31	$15.15	$0.05
Second Quarter	$16.89	$16.00	—
Third Quarter	$16.99	$16.20	$0.05
Fourth Quarter	$16.70	$15.94	—

Holders.

As of September 10, 2015, there were 417 holders of record of the Company’s common stock.

Dividends.

The Company declared dividends of $0.05 per share in September 2014 and February 2015. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/15 – 4/30/15	50,500	$16.50	50,500	82,283
5/1/15 – 5/31/15	152,283	16.57	152,283	140,313
6/1/15 – 6/30/15	57,000	16.81	57,000	83,313

Total	259,783	$16.61	259,783

(1)	During the year ended June 30, 2015, the Company announced one new stock repurchase plan. Under the repurchase program, which was announced on May 21, 2015, the Company could repurchase up to 210,313 shares of its common stock, or approximately 5% of the then current outstanding shares. Under the prior stock repurchase program, which was announced on May 14, 2014, the Company could repurchase up to 221,383 shares of its common stock, or approximately 5% of the then current outstanding shares. This stock repurchase plan was completed on May 21, 2015 and the average price per share was $16.52.

ITEM 6.	SELECTED FINANCIAL DATA

	At June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:

Total assets	$563,668	$551,343	$547,535	$511,330	$510,816
Cash and cash equivalents	13,224	12,731	6,580	8,193	60,506
Investment securities available for sale	170,630	184,586	200,827	223,306	190,273
Federal Home Loan Bank of Chicago stock	5,425	5,425	5,425	4,175	3,121
Loans held for sale	93	313	492	179	—
Loans receivable, net	356,101	329,611	315,283	258,731	240,020
Real estate owned	50	436	418	1,268	710
Bank-owned life insurance	8,289	8,025	7,757	7,495	7,235
Deposits	415,544	404,593	371,203	344,485	444,065
Federal Home Loan Bank of Chicago advances	58,000	56,750	87,500	75,000	22,500
Total equity	80,436	82,086	81,749	86,649	39,441

	For the Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Operating Data:

Interest income	$18,895	$18,961	$17,610	$18,001	$16,941
Interest expense	3,226	3,148	3,099	3,784	4,988

Net interest income	15,669	15,813	14,511	14,217	11,953
Provision for loan losses	460	502	595	1,125	1,351

Net interest income after provision for loan losses	15,209	15,311	13,916	13,092	10,602
Noninterest income	3,320	3,068	4,489	3,705	3,811
Noninterest expense	13,420	13,040	12,638	14,838	10,185

Income before income tax expense	5,109	5,339	5,767	1,959	4,228
Income tax expense	1,835	1,862	2,057	559	1,398

Net income	$3,274	$3,477	$3,710	$1,400	$2,830

	At or For the Fiscal Years Ended June 30,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.60%	0.62%	0.70%	0.28%	0.68%
Return on average equity (net income as a percentage of average equity)	3.92%	4.26%	4.34%	1.66%	7.88%
Interest rate spread (1)	2.87%	2.83%	2.75%	2.89%	2.92%
Net interest margin (2)	2.98%	2.94%	2.86%	3.04%	3.05%
Efficiency ratio (3)	70.67%	69.06%	66.52%	82.79%	64.61%
Dividend payout ratio	12.05%	11.90%	—	—	—
Noninterest expense to average total assets	2.45%	2.33%	2.37%	3.01%	2.45%
Average interest-earning assets to average interest-bearing liabilities	117.98%	117.24%	118.59%	118.82%	110.28%
Average equity to average total assets	15.21%	14.61%	16.03%	17.09%	8.65%

Asset Quality Ratios:
Non-performing assets to total assets	0.55%	0.58%	0.87%	1.30%	1.17%
Non-performing loans to total loans	0.85%	0.82%	1.35%	2.03%	2.16%
Allowance for loan losses to non-performing loans	137.30%	143.10%	91.12%	65.95%	59.73%
Allowance for loan losses to total loans	1.17%	1.18%	1.23%	1.34%	1.29%
Net charge-offs (recoveries) to average loans	0.01%	0.15%	0.07%	0.30%	0.40%

Capital Ratios:
Total capital (to risk-weighted assets):
Company	23.2%	26.3%	27.9%	33.3%	—
Association	19.3%	21.9%	21.6%	24.3%	16.6%
Tier 1 capital (to risk-weighted assets):
Company	22.0%	25.1%	26.6%	32.1%	—
Association	18.2%	20.7%	20.3%	23.0%	15.7%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company (4)	22.0%	—	—	—	—
Association (4)	18.2%	—	—	—	—
Tier 1 capital (to adjusted total assets):
Company	14.5%	14.7%	15.0%	16.1%	—
Association	11.9%	12.1%	11.4%	11.6%	7.3%
Tangible capital (to adjusted total assets):
Company	14.5%	14.7%	15.0%	16.1%	—
Association	11.9%	12.1%	11.4%	11.6%	7.3%

Other Data:
Number of full service offices	5	5	4	4	4
Full time equivalent employees	98	95	92	92	87

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	The common equity Tier 1 (“CET1”) capital is a new capital requirement adopted by the OCC, which became effective for the Association in January, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $563.7 million in assets at June 30, 2015 from $377.2 million in assets at June 30, 2009. We have increased our assets primarily through increased investment securities and loan growth.

Historically, we have operated as a traditional thrift institution. As recently as June 30, 2009, $163.6 million, or approximately 72.4% of our loan portfolio, consisted of longer-term, one- to four-family residential real estate loans. However, in recent years, we have increased our focus on the origination of commercial real estate loans, multi-family real estate loans and commercial business loans, which generally provide higher returns than one- to four-family residential mortgage loans, have shorter durations and are often originated with adjustable rates of interest. As a result, our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 2.87% for the year ended June 30, 2015 from 2.53% for the year ended June 30, 2009. This contributed to a corresponding increase in net interest income (the difference between interest income and interest expense) to $15.7 million for the fiscal year ended June 30, 2015 from $9.5 million for the fiscal year ended June 30, 2009.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $3.1 million or 0.55% of total assets at June 30, 2015.

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

The Company established a charitable foundation at the time of its mutual-to-stock conversion and donated to it cash and shares of common stock for a total value of approximately $3.6 million. The Company established a deferred tax asset associated with this charitable contribution. No valuation allowance has been established, as it appears that the Company will be able to deduct the contribution, which is subject to limitations each year, during the five year carry-forward period which ends June 30, 2017. Management continues to monitor its taxable income projections through June 30, 2017, to determine whether a valuation allowance is needed.

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2015 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2015 and June 30, 2014

Total assets increased $12.3 million, or 2.2%, to $563.7 million at June 30, 2015 from $551.3 million at June 30, 2014. The increase was primarily due to a $26.3 million increase in net loans and a $493,000 increase in cash and cash equivalents, partially offset by a $14.0 million decrease in investment securities.

Net loans receivable, including loans held for sale, increased by $26.3 million, or 8.0%, to $356.2 million at June 30, 2015 from $329.9 million at June 30, 2014. The increase in net loans receivable during this period was due primarily to a $20.5 million, or 24.6%, increase in commercial real estate loans and a $14.0 million, or 60.7%, increase in commercial business loans, partially offset by a $4.5 million, or 3.0%, decrease in one- to four-family loans, a $3.2 million, or 5.2%, decrease in multi-family loans, a $184,000, or 2.2%, decrease in consumer loans, a $585,000, or 37.2%, decrease in construction loans, and a $111,000, or 1.4%, decrease in home equity lines of credit.

Investment securities, consisting entirely of securities available for sale, decreased $14.0 million, or 7.6%, to $170.6 million at June 30, 2015 from $184.6 million at June 30, 2014. The decrease was primarily due to the sale of securities to fund loan growth. We had no held-to-maturity securities at June 30, 2015 or June 30, 2014.

As of June 30, 2015, other assets decreased $110,000 to $379,000, premises and equipment decreased $324,000 to $4.8 million, interest receivable decreased $115,000 to $1.7 million, and other real estate decreased $386,000 to $50,000, while the deferred income tax asset increased $190,000 to $2.2 million from their respective balances as of June 30, 2014. Federal Home Loan Bank stock was $5.4 million at both June 30, 2015 and 2014. The decrease in other assets resulted from a decrease in accounts receivable general due to the receipt of a receivable that was outstanding as of June 30, 2014. The decrease in premises and equipment was primarily due to normal depreciation and the decrease in interest receivable was primarily due to the reduction of the investment security portfolio, while the decrease in other real estate was due to the sale of other real estate owned. The increase in deferred income taxes was mostly due to a decrease in the unrealized gain on sale of available-for sale securities.

At June 30, 2015, our investment in bank-owned life insurance was $8.3 million, an increase of $264,000 from $8.0 million at June 30, 2014. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for loan losses, which totaled $17.4 million at June 30, 2015.

Deposits increased $11.0 million, or 2.7%, to $415.5 million at June 30, 2015 from $404.6 million at June 30, 2014. Certificates of deposit, excluding brokered certificates of deposit, decreased $11.6 million, or 5.3%, to $208.1 million, savings, NOW, and money market accounts increased $18.1 million, or 13.7%, to $150.8 million, brokered certificates of deposit increased $4.0 million, or 11.2%, to $39.6 million, and noninterest bearing demand accounts increased $468,000, or 2.8% to $17.2 million. Repurchase agreements increased $1.7 million to $4.0 million.

Advances from the Federal Home Loan Bank of Chicago increased $1.2 million, or 2.2%, to $58.0 million at June 30, 2015 from $56.8 million at June 30, 2014.

Total equity decreased $1.7 million, or 2.0%, to $80.4 million at June 30, 2015 from $82.1 million at June 30, 2014. Equity decreased due to the repurchase of 298,383 shares of common stock at an aggregate cost of approximately $5.0 million, partially offset by net income of $3.3 million. During the year ended June 30, 2015, the Company announced one new stock repurchase plan. Under the repurchase plan, which was announced on May 21, 2015, the Company could repurchase up to 210,313 shares of its common stock, or approximately 5% of the then current outstanding shares. Under the prior stock repurchase program, which was announced on May 14, 2014, the company could repurchase up to 221,383 shares of its common stock, or approximately 5% of the then current outstanding shares. This first stock repurchase plan was completed on May 21, 2015 and the average price per share was $16.52. As of June 30, 2015, the maximum number of shares that may yet be repurchased under the current repurchase plan was 83,313.

Comparison of Operating Results for the Years Ended June 30, 2015 and 2014

General. Net income decreased $203,000, or 5.8%, to $3.3 million net income for the year ended June 30, 2015 from $3.5 million net income for the year ended June 30, 2014. The decrease was primarily due to a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income and a decrease in provision for loan losses.

Net Interest Income. Net interest income decreased by $144,000, or 0.9%, to $15.7 million for the year ended June 30, 2015 from $15.8 million for the year ended June 30, 2014. The decrease was due to a decrease of $66,000 in interest and dividend income and an increase of $78,000 in interest expense. The decrease in net interest income was primarily the result of a decrease in the average balance of interest earning assets and higher rates paid on interest bearing liabilities. We had a $12.7 million, or 2.4%, decrease in the average balance of interest earning assets, offset by a $13.6 million, or 3.0%, decrease in the average balance of interest bearing liabilities. Our interest rate spread increased 4 basis points to 2.87% for the year ended June 30, 2015 from 2.83% for the year ended June 30, 2014, and our net interest margin increased by 4 basis points to 2.98% for the year ended June 30, 2015 from 2.94% for the year ended June 30, 2014.

Interest and Dividend Income. Interest and dividend income decreased $66,000, or 0.3%, to $18.9 million for the year ended June 30, 2015 from $19.0 million for the year ended June 30, 2014. The decrease in interest income was due to a decrease in interest income on securities, partially offset by an increase in interest income on loans. Interest on securities decreased $684,000, or 13.5%, as a $31.2 million decrease in the average balance of securities to $173.0 milion at June 30, 2015 from $204.2 million at June 30, 2014, was partially offset by a 9 basis point increase in the average yield on securities to 2.62% from 2.53%. An increase of $560,000, or 4.1%, in interest on loans resulted from a $16.6 million, or 5.1%, increase in the average balance of loans to $343.4 million for the year ended June 30, 2015, partially offset by a 4 basis point, or 1.0%, decrease in the average yield on loans to 4.17% from 4.21%. The decrease in the average yield on loans reflected a reduction in the current interest rates charged on loans originated during the period versus the average rates on loans in the portfolio in the prior period.

Interest Expense. Interest expense increased $78,000, or 2.5%, to $3.2 million for the year ended June 30, 2015 from $3.1 million for the year ended June 30, 2014. The increase was primarily due to increased average balances of deposits and higher market interest rates during the period.

Interest expense on interest-bearing deposits increased $111,000, or 4.8%, to $2.4 million for the year ended June 30, 2015 from $2.3 million for the year ended June 30, 2014. This increase was primarily due to an increase in the average balance of interest-bearing deposits to $393.6 million for the year ended June 30, 2015, from $376.1 million for the year ended June 30, 2014. The average cost of interest-bearing deposits was 0.62% for both the year ended June 30, 2015 and for the year ended June 30, 2014.

Interest expense on borrowings, including FHLB advances and repurchase agreements, decreased $33,000, or 4.0%, to $793,000 for the year ended June 30, 2015 from $826,000 for the year ended June 30, 2014. This decrease was due to a $31.1 million, or 37.3%, decrease in the average balance of borrowings to $52.3 million for the year ended June 30, 2015 from $83.4 million for the year ended June 30, 2014, partially offset by a 53 basis point increase in the average cost of such borrowings to 1.52% for the year ended June 30, 2015 from 0.99% for the year ended June 30, 2014.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $460,000 for the year ended June 30, 2015, compared to a provision for loan losses of $502,000 for the year ended June 30, 2014. The allowance for loan losses was $4.2 million, or 1.17% of total loans, at June 30, 2015, compared to $4.0 million, or 1.18% of total loans, at June 30, 2014. Non-performing loans increased during the year ended June 30, 2015, to $3.1 million. During the year ended June 30, 2015 and 2014, $207,000 and $482,000 in net charge-offs were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2015	Year Ended June 30, 2014
Allowance to non-performing loans	137.3%	143.1%
Allowance to total loans outstanding at the end of the period	1.17%	1.18%
Net charge-offs to average total loans outstanding during the period, annualized	0.01%	0.15%
Total non-performing loans to total loans	0.85%	0.82%
Total non-performing assets to total assets	0.55%	0.58%

Noninterest Income. Noninterest income increased $252,000, or 8.2%, to $3.3 million for the year ended June 30, 2015 from $3.1 million for the year ended June 30, 2014. The increase was primarily due to increases in net realized gains on the sale of available-for-sale securities, gains on sale of loans, insurance commissions, brokerage commissions, and other service charges and fees, partially offset by a decrease in customer service fees. For the year ended June 30, 2015, net realized gains (losses) on the sale of available-for-sale securities decreased to ($24,000) from ($123,000), gains on sale of loans increased to $123,000 from $90,000, insurance commissions increased to $720,000 from $684,000, brokerage commissions increased to $732,000 from $704,000, and other service charges and fees increased to $122,000 from $109,000, while mortgage banking income, net, decreased to $185,000 from $197,000 and customer service fees decreased to $506,000 from $532,000. The reduction in net realized losses on the sale of available-for-sale securities was due to the rate environment in the year ended June 30, 2015, that allowed for a repositioning of the investment portfolio that was not available in the year ended June 30, 2014. The increase in gains on sale of loans was primarily due to an increase in the number of loans sold to the Federal Home Loan Bank of Chicago in the year ended June 30, 2015, the increase in insurance commissions is primarily due to higher contingency commissions in the year ended June 30, 2015, the increase in brokerage commissions reflects increased activity due to movement in market interest rates, and the increase in other service charges and fees was due to an increase in loan fees earned. The decrease in customer service fees was primarily due to a decrease in overdraft fees collected.

Noninterest Expense. Noninterest expense increased $380,000, or 2.9%, to $13.4 million for the year ended June 30, 2015 from $13.0 million for the year ended June 30, 2014. The largest components of this increase were compensation and benefits, which increased $124,000, or 1.5%, equipment expense, which increased $126,000, or 15.0%, and professional services, which increased $167,000, or 48.0%. Increased medical insurance costs, normal salary increases, and stock equity plan expenses primarily accounted for the increase in compensation and benefits expense. The increase in equipment expense was due to routine technology upgrades and the increase in professional services was due to additional services received in the year ended June 30, 2015. These increases were partially offset by decreases in loss on foreclosed assets, net, advertising, and audit and accounting. The decrease in loss on foreclosed assets, net, was due to smaller losses taken in the year ended June 30, 2015, while the decrease in advertising was due to increased expenses in the year ended June 30, 2014 when the Savoy office was opened, and the decrease in audit and accounting was due to additional services received in the year ended June 30, 2014.

Income Tax Expense. We recorded a provision for income tax of $1.8 million for the year ended June 30, 2015, compared to a provision for income tax of $1.9 million for the year ended June 30, 2014, reflecting effective tax rates of 35.9% and 34.9%, respectively.

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

	For the Fiscal Years Ended June 30,
	2015			2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$146,802	$6,123	4.17%	$148,047	$6,215	4.20%	$146,005	$5,874	4.02%
Multi-family	57,526	2,303	4.00	60,213	2,452	4.07	45,841	2,085	4.55
Commercial	90,891	3,699	4.07	78,695	3,185	4.05	54,193	2,511	4.63
Home equity lines of credit	7,855	334	4.25	7,827	328	4.19	8,579	357	4.16
Construction loans	1,113	44	3.95	1,835	67	3.65	4,133	146	3.53
Commercial business loans	30,733	1,378	4.48	21,124	993	4.70	15,109	744	4.92
Consumer loans	8,512	440	5.17	9,107	521	5.72	11,114	728	6.55

Total loans	343,432	14,321	4.17	326,848	13,761	4.21	284,974	12,445	4.37

Securities:
U.S. government, federal agency and government-sponsored enterprises	106,432	2,860	2.69	124,809	3,069	2.46	137,848	3,206	2.33
U.S. government sponsored mortgage-backed securities	63,046	1,586	2.52	76,177	2,048	2.69	71,342	1,875	2.63
State and political subdivisions	3,492	84	2.41	3,184	46	1.44	3,807	59	1.55

Total securities	172,970	4,530	2.62	204,170	5,163	2.53	212,997	5,140	2.41
Other	9,634	44	0.46	7,703	37	0.48	9,495	25	0.26

Total interest-earning assets	526,036	18,895	3.59	538,721	18,961	3.52	507,466	17,610	3.47

Noninterest-earning assets	22,784			19,875			25,368

Total assets	$548,820			$558,596			$532,834

Interest-bearing liabilities:
Interest-bearing checking or NOW	$36,177	33	0.09	$34,342	35	0.10	$32,206	57	0.18
Savings accounts	35,480	60	0.17	33,383	72	0.22	30,706	84	0.27
Money market accounts	59,570	116	0.19	59,035	140	0.24	65,335	161	0.25
Certificates of deposit	262,372	2,224	0.85	249,340	2,075	0.83	211,795	1,932	0.91

Total interest-bearing deposits	393,599	2,433	0.62	376,100	2,322	0.62	340,042	2,234	0.66
Federal Home Loan Bank advances and repurchase agreements	52,273	793	1.52	83,394	826	0.99	87,875	865	0.98

Total interest-bearing liabilities	445,872	3,226	0.72	459,494	3,148	0.69	427,917	3,099	0.72

Noninterest-bearing liabilities	19,489			17,493			19,490

Total liabilities	465,361			476,987			447,407
Equity	83,459			81,609			85,427

Total liabilities and equity	548,820			558,596			$532,834

Net interest income		$15,669			$15,813			$14,511

Net interest rate spread (2)			2.87%			2.83%			2.75%
Net interest-earning assets (3)	$80,164			$79,227			$79,549

Net interest margin (4)			2.98%			2.94%			2.86%
Average interest-earning assets to interest-bearing liabilities	118%			117%			119%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2015 vs. 2014			Fiscal Years Ended June 30, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$692	$(132)	$560	$1,784	$(468)	$1,316
Securities	(812)	179	(633)	(222)	245	23
Other	9	(2)	7	(6)	18	12

Total interest-earning assets	$(111)	$45	$(66)	$1,556	$(205)	$1,351

Interest-bearing liabilities:
Interest-bearing checking or NOW	$2	$(4)	$(2)	$4	$(26)	$(22)
Savings accounts	5	(17)	(12)	6	(18)	(12)
Certificates of deposit	91	58	149	321	(178)	143
Money market accounts	1	(25)	(24)	(12)	(9)	(21)

Total interest-bearing deposits	99	12	111	319	(231)	88
Federal Home Loan Bank advances and repurchase agreements	(400)	367	(33)	(47)	8	(39)

Total interest-bearing liabilities	$(301)	$379	$78	$272	$(223)	$49

Change in net interest income	$190	$(334)	$(144)	$1,284	$18	$1,302

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

The tables below illustrate the simulated impact of rate shock scenarios up to 400 basis points over a three-year period on our earnings at risk (for both net interest income and net income) and our capital at risk (for tangible equity capital, tier 1 risk-based capital, and total risk-based capital). The earnings at risk tables show net interest income and net income decreasing in a rising rate environment. The capital at risk tables show tangible equity capital, tier 1 risk-based capital, and total risk-based capital all remain well capitalized when shocked 400 basis points over a three year period. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2015 resulting from immediate rate shocks up to 400 basis points.

Earnings at Risk

Change in Interest Rates (basis points)	% Change in Net Interest Income			% Change in Net Income
	6/30/16	6/30/17	6/30/18	6/30/16	6/30/17	6/30/18
+400	(4.20)	(7.79)	(5.38)	(13.77)	(26.01)	(33.20)
+300	(4.03)	(4.01)	0.46	(13.26)	(14.75)	(14.78)
+200	(4.24)	(2.80)	4.86	(13.87)	(11.15)	(1.75)
+100	(2.75)	2.74	9.20	(9.62)	5.16	10.94
0	0.28	7.61	12.54	(0.74)	19.54	20.59

Capital at Risk

Change in Interest Rates (basis points)	Tangible Equity Capital			Tier 1 Risk-Based Capital			Total Risk-Based Capital
	6/30/16	6/30/17	6/30/18	6/30/16	6/30/17	6/30/18	6/30/16	6/30/17	6/30/18
+400	12.24	12.54	12.56	19.31	19.35	19.21	20.56	20.60	20.46
+300	12.24	12.59	12.68	19.31	19.42	19.40	20.56	20.67	20.65
+200	12.24	12.59	12.75	19.31	19.42	19.49	20.56	20.67	20.74
+100	12.31	12.72	12.99	19.36	19.57	19.77	20.61	20.82	21.02
0	12.44	12.95	13.29	19.46	19.79	20.08	20.71	21.04	21.33

Change in Interest Rates (basis points)	Common Equity Tier 1 Capital
	6/30/16	6/30/17	6/30/18
+400	19.31	19.35	19.21
+300	19.31	19.42	19.40
+200	19.31	19.42	19.49
+100	19.31	19.57	19.77
0	19.46	19.79	20.08

Net Economic Value of Equity (NEVE) at Risk

At June 30, 2015
Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE
+400	41,423	45.76
+300	49,180	35.60
+200	58,870	22.92
+100	68,366	10.48
0	76,372	—

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2015 and 2014, our liquidity ratio averaged 31.6% and 36.3% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2015.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $13.2 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2015, we had $32.0 million in loan commitments outstanding, and $32.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2015 totaled $150.3 million, or 36.2% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2015 and 2014, we originated $146.1 million and $81.8 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $11.0 million for the year ended June 30, 2015, and a net increase in total deposits of $33.4 million for the year ended June 30, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $58.0 million at June 30, 2015. At June 30, 2015, we had the ability to borrow up to an additional $95.5 million from the Federal Home Loan Bank of Chicago based on our collateral and had the ability to borrow an additional $23.7 million from the Federal Reserve based upon current collateral pledged.

Iroquois Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See “Note 12– Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2015. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, utilizing the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2015 is effective.

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

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 23, 2015 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2015 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2012 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

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

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement under the captions “Transactions with Related Persons” and “Proposal 1—Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal III—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)

3.2	Bylaws of IF Bancorp, Inc. (1)

4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)

10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Alan D. Martin (2)

10.2	Employment Agreement between IF Bancorp, Inc. and Alan D. Martin (2)

10.3	Change in Control Agreement of Pamela J. Verkler (2)

10.4	Change in Control Agreement of Walter H. Hasselbring, III (2)

10.5	Directors Non Qualified Retirement Plan (1)

10.6	IF Bancorp, Inc. 2012 Equity Incentive Plan (3)

21.0	List of Subsidiaries (1)

23.0	Consent of BKD, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (4)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014, and (vi) the notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(3)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2012.
(4)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 15, 2015	By:	/s/ Alan D. Martin
Alan D. Martin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan D. Martin Alan D. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2015

/s/ Pamela J. Verkler Pamela J. Verkler	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2015

/s/ Gary Martin Gary Martin	Chairman of the Board	September 15, 2015

/s/ Joseph A. Cowan Joseph A. Cowan	Director	September 15, 2015

/s/ Wayne A. Lehmann Wayne A. Lehmann	Director	September 15, 2015

/s/ Frank J. Simutis Frank J. Simutis	Director	September 15, 2015

/s/ Dennis C. Wittenborn Dennis C. Wittenborn	Director	September 15, 2015

/s/ Rodney E. Yergler Rodney E. Yergler	Director	September 15, 2015

IF Bancorp, Inc.

Consolidated Financial Statements

Years Ended June 30, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

IF Bancorp, Inc.

Watseka, Illinois

We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (Company) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IF Bancorp, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Decatur, Illinois

September 21, 2015

IF Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2015 and 2014

(in thousands)

Assets

	2015	2014

Cash and due from banks	$12,473	$12,615
Interest-bearing demand deposits	751	116

Cash and cash equivalents	13,224	12,731

Interest-bearing time deposits in banks	250	250

Available-for-sale securities	170,630	184,586

Loans, net of allowance for loan losses of $4,211 and $3,958 at June 30, 2015 and 2014, respectively	356,194	329,924

Premises and equipment, net of accumulated depreciation of $5,681 and $5,253 at June 30, 2015 and 2014, respectively	4,800	5,124

Federal Home Loan Bank stock, at cost	5,425	5,425

Foreclosed assets held for sale	50	436

Accrued interest receivable	1,673	1,788

Bank-owned life insurance	8,289	8,025

Mortgage servicing rights	505	506

Deferred income taxes	2,249	2,059

Other	379	489

Total assets	$563,668	$551,343

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2015	2014

Liabilities
Deposits
Demand	$17,173	$16,705
Savings, NOW and money market	150,759	132,638
Certificates of deposit	208,051	219,675
Brokered certificates of deposit	39,561	35,575

Total deposits	415,544	404,593

Repurchase agreements	4,024	2,324
Federal Home Loan Bank advances	58,000	56,750
Advances from borrowers for taxes and insurance	955	997
Accrued post-retirement benefit obligation	2,654	2,387
Accrued interest payable	65	96
Other	1,990	2,110

Total liabilities	483,232	469,257

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 4,079,274 and 4,377,657 shares issued and outstanding at June 30, 2015 and 2014, respectively	41	44
Additional paid-in capital	47,009	46,689
Unearned ESOP shares, at cost, 307,920 and 327,165 shares at June 30, 2015 and 2014, respectively	(3,079)	(3,272)
Retained earnings	35,466	37,544
Accumulated other comprehensive income, net of tax	999	1,081

Total stockholders’ equity	80,436	82,086

Total liabilities and stockholders’ equity	$563,668	$551,343

IF Bancorp, Inc.

Consolidated Statements of Income

Years Ended June 30, 2015 and 2014

(in thousands)

	2015	2014

Interest Income
Interest and fees on loans	$14,321	$13,761
Securities
Taxable	4,380	5,064
Tax-exempt	150	99
Federal Home Loan Bank dividends	30	29
Deposits with financial institutions	14	8

Total interest and dividend income	18,895	18,961

Interest Expense
Deposits	2,433	2,322
Federal Home Loan Bank advances and repurchase agreements	793	826

Total interest expense	3,226	3,148

Net Interest Income	15,669	15,813

Provision for Loan Losses	460	502

Net Interest Income After Provision for Loan Losses	15,209	15,311

Noninterest Income
Customer service fees	506	532
Other service charges and fees	122	109
Insurance commissions	720	684
Brokerage commissions	732	704
Net realized losses on sale of available-for-sale securities	(24)	(123)
Mortgage banking income, net	185	197
Gain on sale of loans	123	90
Bank-owned life insurance income, net	264	268
Other	692	607

Total noninterest income	3,320	3,068

See Notes to Consolidated Financial Statements

	2015	2014

Noninterest Expense
Compensation and benefits	$8,474	$8,350
Office occupancy	565	528
Equipment	995	869
Federal deposit insurance	301	279
Stationary, printing and office	184	171
Advertising	386	426
Professional services	515	348
Supervisory examination	149	152
Audit and accounting services	101	144
Organizational dues and subscriptions	50	50
Insurance bond premiums	119	121
Telephone and postage	256	262
Loss on foreclosed assets, net	106	202
Other	1,219	1,138

Total noninterest expense	13,420	13,040

Income Before Income Tax	5,109	5,339

Provision for Income Taxes	1,835	1,862

Net Income	$3,274	$3,477

Earnings Per Share:
Basic and diluted	$0.83	$0.84

Dividends Paid Per Share	$0.10	$0.10

IF Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2015 and 2014

(in thousands)

	2015	2014

Net Income	$3,274	$3,477

Other Comprehensive Income (Loss)
Unrealized appreciation on available-for-sale securities, net of taxes of $19 and $962 for 2015 and 2014, respectively	27	1,427

Less: reclassification adjustment for realized losses included in net income, net of taxes of $(10) and $(50) for 2015 and 2014, respectively	(14)	(73)

	41	1,500

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(83) and $(26) for 2015 and 2014, respectively	(123)	(34)

Other comprehensive income (loss), net of tax	(82)	1,466

Comprehensive Income	$3,192	$4,943

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2015 and 2014

(in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, July 1, 2013	$46	$46,451	$(3,464)	$39,101	$(385)	$81,749

Net income	—	—	—	3,477	—	3,477

Other comprehensive income	—	—	—	—	1,466	1,466

Dividends on common stock, $0.10 per share	—	—	—	(415)	—	(415)

Stock equity plan	1	118	—	—	—	119

Stock repurchase, 278,535 shares, average price $16.59 each	(3)	—	—	(4,619)	—	(4,622)

ESOP shares earned, 19,245 shares	—	120	192	—	—	312

Balance, June 30, 2014	44	46,689	(3,272)	37,544	1,081	82,086

Net income	—	—	—	3,274	—	3,274

Other comprehensive loss	—	—	—	—	(82)	(82)

Dividends on common stock, $0.10 per share	—	—	—	(403)	—	(403)

Stock equity plan	—	203	—	—	—	203

Stock repurchase, 298,383 shares, average price $16.60 each	(3)	—	—	(4,949)	—	(4,952)

ESOP shares earned, 19,245 shares	—	117	193	—	—	310

Balance, June 30, 2015	$41	$47,009	$(3,079)	$35,466	$999	$80,436

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2015 and 2014

(in thousands)

	2015	2014

Operating Activities
Net income	$3,274	$3,477
Items not requiring (providing) cash
Depreciation	430	418
Provision for loan losses	460	502
Amortization of premiums and discounts on securities	569	964
Deferred income taxes	(135)	167
Net realized gains on loan sales	(123)	(287)
Net realized losses on sales of available-for-sale securities	24	123
Loss on foreclosed real estate held for sale	106	202
Bank-owned life insurance income, net	(264)	(268)
Originations of loans held for sale	(9,793)	(7,380)
Proceeds from sales of loans held for sale	10,136	7,842
ESOP compensation expense	310	312
Stock equity plan expense	203	119
Changes in
Accrued interest receivable	115	(100)
Other assets	110	317
Accrued interest payable	(31)	52
Post retirement benefit obligation	61	(16)
Other liabilities	(120)	55

Net cash provided by operating activities	5,332	6,499

Investing Activities
Purchases of available-for-sale securities	(49,003)	(73,331)
Proceeds from the sales of available-for-sale securities	50,773	81,718
Proceeds from maturities and paydowns of available-for-sale securities	11,663	9,279
Net change in loans	(27,248)	(15,500)
Purchase of premises and equipment	(106)	(1,249)
Proceeds from the sale of foreclosed assets	578	450

Net cash provided by (used in) investing activities	(13,343)	1,367

See Notes to Consolidated Financial Statements

	2015	2014

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$18,589	$4,744
Net increase (decrease) in certificates of deposit, including brokered certificates	(7,638)	28,647
Net increase (decrease) in advances from borrowers for taxes and insurance	(42)	31
Proceeds from Federal Home Loan Bank advances	269,000	395,750
Repayment of Federal Home Loan Bank advances	(267,750)	(426,500)
Net increase in repurchase agreements	1,700	650
Dividends paid	(403)	(415)
Stock purchase per stock repurchase plan	(4,952)	(4,622)

Net cash provided by (used in) financing activities	8,504	(1,715)

Increase (Decrease) in Cash and Cash Equivalents	493	6,151

Cash and Cash Equivalents, Beginning of Year	12,731	6,580

Cash and Cash Equivalents, End of Year	$13,224	$12,731

Supplemental Cash Flows Information

Interest paid	$3,257	$3,096

Income taxes paid (net of refunds)	$1,761	$1,897

Foreclosed assets acquired in settlement of loans	$298	$670

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2015 and 2014, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2011.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiary.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weight-average number of common shares outstanding during each year. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and changes in the funded status of the postretirement health benefit plan.

Stock-based Compensation Plans

At June 30, 2015, the Company has stock-based compensation plans (stock options and restricted stock) which are described more fully in Note 15.

Transfers between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Recent and Future Accounting Requirements

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. In April 2015, the Financial Accounting Standards Board voted for a one year deferral of the effective date of ASU 2014-09. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2015:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$105,742	$2,283	$(87)	$107,938
Mortgage-backed:
GSE residential	59,213	531	(904)	58,840
State and political subdivisions	3,585	267	—	3,852

	$168,540	$3,081	$(991)	$170,630

June 30, 2014:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$112,511	$2,773	$(622)	$114,662
Mortgage-backed:
GSE residential	67,033	721	(1,022)	66,732
State and political subdivisions	3,022	185	(15)	3,192

	$182,566	$3,679	$(1,659)	$184,586

With the exception of U.S. Government and federal agency and GSE securities and Mortgage-backed-GSE residential securities with a book value of $105,742,000 and $59,213,000, respectively, and a market value of $107,938,000 and $58,840,000, respectively at June 30, 2015, the Company held no securities at June 30, 2015 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at June 30, 2015 and 2014 were issued by government sponsored enterprises.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The amortized cost and fair value of available-for-sale securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$36	$36
One to five years	24,920	25,981
Five to ten years	82,384	83,657
After ten years	1,987	2,116

	109,327	111,790
Mortgage-backed securities	59,213	58,840

Totals	$168,540	$170,630

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $58,260,000 at June 30, 2015 and $50,144,000 at June 30, 2014.

Gross gains of $516,000 and $1,174,000 and gross losses of $540,000 and $1,297,000 resulting from sales of available-for-sale securities were realized for 2015 and 2014, respectively. The tax credit applicable to these net realized losses amounted to approximately $(10,000) and $(50,000), respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2015 and 2014, was $49,541,000 and $69,616,000, respectively, which is approximately 29.0% and 37.7% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and 2014:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2015:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$9,913	$(87)	$—	$—	$9,913	$(87)
Mortgage-backed:
GSE residential	20,875	(322)	18,753	(582)	39,628	(904)
State and political subdivisions	—	—	—	—	—	—

Total temporarily impaired securities	$30,788	$(409)	$18,753	$(582)	$49,541	$(991)

June 30, 2014:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$6,616	$(148)	$17,370	$(474)	$23,986	$(622)
Mortgage-backed:
GSE residential	—	—	44,585	(1,022)	44,585	(1,022)
State and political subdivisions	—	—	1,045	(15)	1,045	(15)

Total temporarily impaired securities	$6,616	$(148)	$63,000	$(1,511)	$69,616	$(1,659)

The unrealized losses on the Company’s investment in residential mortgage-backed securities, state and political subdivisions, and U.S. Government and federal agency and Government sponsored enterprises were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Note 3:	Loans and Allowance for Loan Losses

Classes of loans at June 30, include:

	2015	2014

Real estate loans
One- to four-family, including home equity loans	$145,064	$149,549
Multi-family	58,399	61,603
Commercial	103,614	83,134
Home equity lines of credit	7,713	7,824
Construction	987	1,572
Commercial	37,151	23,120
Consumer	8,325	8,509

	361,253	335,311
Less
Unearned fees and discounts, net	155	104
Loans in process	693	1,325
Allowance for loan losses	4,211	3,958

Loans, net	$356,194	$329,924

The Company had loans held for sale included in one- to four-family real estate loans totaling $93,000 and $313,000 as of June 30, 2015 and 2014, respectively.

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s lending activity includes the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois and Champaign, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

Loan Concentrations

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $162,013,000 and $144,737,000 as of June 30, 2015 and 2014, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $11,489,000 and $13,688,000 at June 30, 2015 and 2014, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $27,821,000 and $24,772,000 at June 30, 2015 and 2014, respectively, of which $8,814,000 and $7,893,000, at June 30, 2015 and 2014 were outside of our primary market area. These participation loans are secured by real estate and other business assets.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2015 and 2014:

	2015
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction

Allowance for loan losses:
Balance, beginning of year	$1,391	$842	$968	$111	$10
Provision charged to expense	27	(15)	278	(4)	(4)
Losses charged off	(231)	—	—	(35)	—
Recoveries	29	—	—	13	—

Balance, end of period	$1,216	$827	$1,246	$85	$6

Ending balance: individually evaluated for impairment	$57	$—	$25	$—	$—

Ending balance: collectively evaluated for impairment	$1,159	$827	$1,221	$85	$6

Loans:
Ending balance	$145,064	$58,399	$103,614	$7,713	$987

Ending balance: individually evaluated for impairment	$3,274	$1,537	$46	$8	$—

Ending balance: collectively evaluated for impairment	$141,790	$56,862	$103,568	$7,705	$987

	2015 (Continued)
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$543	$93	$—	$3,958
Provision charged to expense	201	(23)	—	460
Losses charged off	—	(12)	—	(278)
Recoveries	—	29	—	71

Balance, end of year	$744	$87	$—	$4,211

Ending balance: individually evaluated for impairment	$—	$9	$—	$91

Ending balance: collectively evaluated for impairment	$744	$78	$—	$4,120

Loans:
Ending balance	$37,151	$8,325	$—	$361,253

Ending balance: individually evaluated for impairment	$21	$21	$—	$4,907

Ending balance: collectively evaluated for impairment	$37,130	$8,304	$—	$356,346

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

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

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date. The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes that the loan balance is confirmed as uncollectible. Subsequent recoveries, if any, are credited to the allowance. Overall, we believe the reserve to be consistent with prior periods and adequate to cover the estimated losses in our loan portfolio.

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

The following tables present the credit risk profile of the Company’s loan portfolio, as of June 30, 2015 and 2014, based on rating category and payment activity:

	Real Estate Loans
June 30, 2015	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction

Pass	$141,532	$57,989	$99,487	$7,705	$987
Watch	759	170	748	—	—
Substandard	2,773	240	3,379	8	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$145,064	$58,399	$103,614	$7,713	$987

June 30, 2015, (Continued)	Commercial	Consumer	Total

Pass	$36,054	$8,304	$352,058
Watch	1,076	—	2,753
Substandard	21	21	6,442
Doubtful	—	—	—
Loss	—	—	—

Total	$37,151	$8,325	$361,253

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

	Real Estate Loans
June 30, 2014	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction

Pass	$146,124	$59,806	$81,152	$7,797	$1,572
Watch	782	1,501	336	—	—
Substandard	2,643	296	1,646	27	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$149,549	$61,603	$83,134	$7,824	$1,572

June 30, 2014, (Continued)	Commercial	Consumer	Total

Pass	$20,636	$8,477	$325,564
Watch	—	—	2,619
Substandard	2,484	32	7,128
Doubtful	—	—	—
Loss	—	—	—

Total	$23,120	$8,509	$335,311

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2015 and 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

June 30, 2015
Real estate loans:
One- to four-family	$2,129	$724	$2,279	$5,132	$139,932	$145,064	$15
Multi-family	174	31	—	205	58,194	58,399	—
Commercial	—	137	—	137	103,477	103,614	—
Home equity lines of credit	19	—	—	19	7,694	7,713	—
Construction	—	—	—	—	987	987	—
Commercial	—	21	—	21	37,130	37,151	—
Consumer	40	—	21	61	8,264	8,325	7

Total	$2,362	$913	$2,300	$5,575	$355,678	$361,253	$22

June 30, 2014
Real estate loans:
One- to four-family	$2,985	$876	$1,500	$5,361	$144,188	$149,549	$182
Multi-family	—	—	—	—	61,603	61,603	—
Commercial	—	349	—	349	82,785	83,134	—
Home equity lines of credit	49	36	—	85	7,739	7,824	—
Construction	—	—	—	—	1,572	1,572	—
Commercial	—	—	—	—	23,120	23,120	—
Consumer	97	33	—	130	8,379	8,509	—

Total	$3,131	$1,294	$1,500	$5,925	$329,386	$335,311	$182

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $2.6 million in troubled debt restructurings that were classified as impaired.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2015 and 2014:

	June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

Loans without a specific allowance:
Real estate loans:
One- to four-family	$2,801	$2,801	$—	$2,851	$18	$31
Multi-family	1,537	1,537	—	1,573	69	92
Commercial	—	—	—	—	—	—
Home equity lines of credit	8	8	—	9	—	—
Construction	—	—	—	—	—	—
Commercial	21	21	—	25	—	—
Consumer	6	6	—	9	—	—

Loans with a specific allowance:
Real estate loans:
One- to four-family	$473	$473	$57	$487	$6	$11
Multi-family	—	—	—	—	—	—
Commercial	46	46	25	50	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	15	15	9	22	1	1

Total:
Real estate loans:
One- to four-family	$3,274	$3,274	$57	$3,338	$24	$42
Multi-family	1,537	1,537	—	1,573	69	92
Commercial	46	46	25	50	—	—
Home equity lines of credit	8	8	—	9	—	—
Construction	—	—	—	—	—	—
Commercial	21	21	—	25	—	—
Consumer	21	21	9	31	1	1

Total	$4,907	$4,907	$91	$5,026	$94	$135

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The following table presents the Company’s nonaccrual loans at June 30, 2015 and 2014:

	2015	2014

Real estate loans
One- to four-family, including home equity loans	$2,724	$2,146
Multi-family	240	296
Commercial	46	55
Home equity lines of credit	—	28
Construction	—	—
Commercial	21	29
Consumer	14	30

Total	$3,045	$2,584

At June 30, 2015 and 2014, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring, as of June 30, 2015 and 2014. As of June 30, 2015 all loans listed were on nonaccrual except for nine one- to four-family residential loans totaling $551,000, one multi-family loan for $1.3 million, and one home equity line of credit for $8,000. As of June 30, 2014 all loans listed were on nonaccrual except for nine, one- to four-family residential loans totaling $635,000, and one multi-family loan for $1.3 million.

	June 30, 2015	June 30, 2014

Real estate loans
One- to four-family	$1,307	$1,477
Multi-family	1,297	1,335
Commercial	12	15
Home equity lines of credit	8	—

Total real estate loans	2,624	2,827

Construction	—	—
Commercial	21	29
Consumer	—	—

Total	$2,645	$2,856

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The following table represents loans modified as troubled debt restructurings during the years ending June 30, 2015 and 2014:

	Year Ended June 30, 2015		Year Ended June 30, 2014
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Real estate loans:
One- to four-family	2	$27	2	$13
Home equity lines of credit	1	8	—	—
Multi-family	—	—	—	—
Commercial	1	12	1	15

Total real estate loans	4	47	3	28

Construction	—	—	—	—
Commercial	—	—	—	—
Consumer loans	—	—	—	—

Total	4	$47	3	$28

2015 Modifications

During the year ended June 30, 2015, the Company modified two one- to four-family residential real estate loans, with a recorded investment of $27,000, one commercial real estate loan with a recorded investment of $12,000, and one home equity line of credit for $8,000.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

TDRs with Defaults

The Company had three TDRs, all one- to four-family residential loans totaling $450,000 that were in default as of June 30, 2015, and were restructured in prior years. All three loans were in foreclosure at June 30, 2015. The Company had three TDRs, all one- to four-family residential loans totaling $384,000 that were in default as of June 30, 2014, and were restructured in the prior years. All of these loans were in foreclosure at June 30, 2014. The Company defines a default as any loan that becomes 90 days or more past due.

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

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2015	2014

Land	$895	$895
Buildings and improvements	6,178	6,165
Furniture and equipment	3,408	3,317

	10,481	10,377
Less accumulated depreciation	5,681	5,253

Net premises and equipment	$4,800	$5,124

Note 5:	Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $73,823,000 and $74,017,000 at June 30, 2015 and 2014, respectively.

Custodial escrow balances in connection with the foregoing loan servicing were $909,000 and $825,000 at June 30, 2015 and 2014, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2015 and 2014 was $505,000 and $506,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2015	2014

Fair value, beginning of period	$506	$502
Additions:
Servicing assets resulting from asset transfers	75	60
Subtractions:
Payments received and loans refinanced	(65)	(53)
Changes in fair value, due to changes in valuation inputs or assumptions	(11)	(3)

Fair value, end of period	$505	$506

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 6:	Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $161,537,000 at June 30, 2015 and $155,529,000 at June 30, 2014.

The following table represents interest expense by deposit type:

	2015	2014

Savings, NOW, and Money Market	$208	$247
Certificates of deposit	2,044	1,927
Brokered certificates of deposit	181	148

Total deposit interest expense	$2,433	$2,322

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

At June 30, 2015, the scheduled maturities of time deposits; including brokered time deposits, are as follows:

2016	$150,340
2017	64,845
2018	28,144
2019	2,852
2020 and thereafter	1,431

$247,612

Note 7:	Federal Home Loan Bank Advances

The Federal Home Loan Bank advances totaled $58,000,000 and $56,750,000 as of June 30, 2015 and 2014, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate, and HELOC loans totaling $225,476,000 at June 30, 2015. Advances at June 30, 2015, at interest rates from 0.17 to 4.55 percent are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2015, are:

2016	$42,000
2017	15,000
2018	1,000

$58,000

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by U.S. Government and federal agency and Government –sponsored enterprises and such collateral is held by the Company’s safekeeping agent. The maximum amount of outstanding agreements at any month end during 2015 and 2014 totaled $4,403,000 and $2,324,000, respectively, and the monthly average of such agreements totaled $3,398,000 and $2,165,000 for 2015 and 2014, respectively. The agreements at June 30, 2015 mature within one month.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Note 9:	Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois and Missouri. During the years ended June 30, 2015 and 2014, the Company did not recognize expense for interest or penalties.

The provision for income taxes includes these components:

	2015	2014

Taxes currently payable	$1,970	$1,695
Deferred income taxes	(135)	167

Income tax expense	$1,835	$1,862

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2015	2014

Computed at the statutory rate (34%)	$1,737	$1,815
Increase (decrease) resulting from
Tax exempt interest	(51)	(10)
Cash surrender value of life insurance	(90)	(91)
State income taxes	192	211
Other	47	(63)

Actual tax expense	$1,835	$1,862

Tax rate as a percentage of pre-tax income	35.9%	34.9%

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2015	2014

Deferred tax assets
Allowance for loan losses	$1,694	$1,592
Reserve for uncollectible interest	75	46
Accrued retirement liability	928	904
Deferred compensation	364	338
Deferred loan fees	163	145
Charitable foundation contribution	496	686
Postretirement health plan	141	57
Other	28	23

	3,889	3,791

Deferred tax liabilities
Depreciation	(256)	(395)
Unrealized gains on available-for-sale securities	(842)	(814)
Federal Home Loan Bank stock dividends	(313)	(313)
Mortgage servicing rights	(203)	(204)
Other	(26)	(6)

	(1,640)	(1,732)

Net deferred tax asset	$2,249	$2,059

Retained earnings at both June 30, 2015 and 2014, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $754,000 at both June 30, 2015 and 2014.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The Company established a charitable foundation at the time of its mutual-to-stock conversion and donated to it shares of common stock equal to 7% of the shares sold in the offering, or 314,755 shares. The donated shares were valued at $3,147,550 ($10.00 per share) at the time of conversion. The Association also contributed $450,000 in cash to the Foundation. The $3,147,550 and the $450,000 cash donation, or a total of $3,597,550 was expensed during the quarter ended September 30, 2011. The Company established a deferred tax asset associated with this charitable contribution. No valuation allowance was deemed necessary as it appears the Company will be able to deduct the contribution, which is subject to limitations each year, during the five year carry forward period, which ends June 30, 2017. Management continues to monitor its taxable income projections through June 30, 2017, to determine whether a valuation allowance is needed.

Note 10:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2015	2014

Net unrealized gains on securities available for sale	$2,090	$2,020
Net unrealized postretirement health benefit plan obligations	(417)	(211)

	1,673	1,809
Tax effect	(674)	(728)

Net-of-tax amount	$999	$1,081

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Note 11:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2015 and 2014, were as follows:

	Amounts Reclassified From AOCI
	2015	2014	Affected Line Item in the Condensed Consolidated Statements of Income

Unrealized losses on available-for-sale securities	$(24)	$(123)	Net realized gains on sale of available-for-sale securities

Amortization of defined benefit pension items:

Transition obligation	24	32	Components are included in computation of net periodic pension cost
Actuarial losses	(183)	(44)
Prior service costs	(48)	(48)

Total reclassified amount before tax	(231)	(183)

Tax expense	93	74	Provision for Income Tax

Total reclassification out of AOCI	$(138)	$(109)	Net Income

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Note 12:	Regulatory Matters

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The Association’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Association’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2015 and 2014, that the Association meets all capital adequacy requirements to which it is subject.

As of June 30, 2015, the most recent notification from regulators categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association’s category.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement			Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2015
Total capital (to risk-weighted assets)
Company	$83,648	23.18%	$	N/A	N/A	$	N/A	N/A
Association	69,697	19.33%		28,842	8.0%		36,052	10.0%

Tier 1 capital (to risk-weighted assets)
Company	79,437	22.01%		N/A	N/A		N/A	N/A
Association	65,486	18.16%		21,631	6.0%		28,842	8.0%

Common Equity Tier 1 capital (to risk-weighted assets)
Company	79,437	22.01%		N/A	N/A		N/A	N/A
Association	65,486	18.16%		16,224	4.5%		23,434	6.5%

Tier 1 capital (to adjusted total assets)
Company	79,437	14.45%		N/A	N/A		N/A	N/A
Association	65,486	11.93%		21,962	4.0%		27,452	5.0%

Tangible capital (to adjusted tangible assets)
Company	79,437	14.45%		N/A	N/A		N/A	N/A
Association	65,486	11.93%		8,236	1.5%		N/A	N/A

As of June 30, 2014
Total capital (to risk-weighted assets)
Company	$84,912	26.30%	$	N/A	N/A	$	N/A	N/A
Association	70,545	21.90%		25,775	8.0%		32,219	10.0%

Tier 1 capital (to risk-weighted assets)
Company	80,954	25.07%		N/A	N/A		N/A	N/A
Association	66,587	20.67%		N/A	N/A		19,331	6.0%

Tier 1 capital (to adjusted total assets)
Company	80,954	14.71%		N/A	N/A		N/A	N/A
Association	66,587	12.12%		16,486	3.0%		27,476	5.0%

Tangible capital (to adjusted total assets)
Company	80,954	14.71%		N/A	N/A		N/A	N/A
Association	66,587	12.12%		8,243	1.5%		N/A	N/A

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The following is a reconciliation of the Association equity amounts included in the consolidated balance sheets to the amounts reflected for regulatory purposes:

	2015	2014

Association equity	$66,485	$67,719
Less net unrealized gains	1,248	1,207
Less disallowed servicing amounts	—	51
Less postretirement benefit plan	(249)	(126)

Tier 1 capital	65,486	66,587

Plus allowance for loan losses subject to limit	4,211	3,958

Total risk-based capital	$69,697	$70,545

The Association’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the previous tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for the calendar year and retained net income for the preceding two calendar years.

Basel III Capital Rules

In July 2013, the three federal bank regulatory agencies jointly published final rules (the Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. These rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. These rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules were effective for the Association on January 1, 2015 (subject to a four-year phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (CET1), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015, were as follows:

4.5% CET1 to risk-weighted assets

6.0% Tier 1 capital to risk-weighted assets

8.0% Total capital to risk-weighted assets

4.0% Minimum leverage ratio

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will phase in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer begins on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

Note 13:	Related Party Transactions

At June 30, 2015 and 2014, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2015	2014

Balance, beginning of year	$4,519	$5,034
New loans	421	107
Repayments	(1,121)	(622)

Balance, end of year	$3,819	$4,519

Deposits from related parties held by the Company at June 30, 2015 and 2014 totaled $1,421,000 and $1,077,000, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $96,000 to the plan in fiscal year 2016.

The Company uses a June 30 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2015	2014

Change in benefit obligation
Beginning of year	$2,387	$2,344
Service cost	48	53
Interest cost	100	86
Actuarial gain (loss)	203	(18)
Benefits paid	(84)	(78)

End of year	$2,654	$2,387

Significant balances, costs and assumptions are:

	Postretirement Plan
	2015	2014

Benefit obligation	$2,654	$2,387
Fair value of plan assets	—	—

Funded status	$(2,654)	$(2,387)

Accumulated benefit obligation	$2,654	$2,387

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Amounts recognized in the consolidated balance sheets:

Accrued benefit cost	$2,654	$2,387

Components of net periodic benefit cost:

	2015	2014

Service cost	$48	$53
Interest cost	100	86
Amortization of prior service credit	(48)	(48)
Amortization of transition amount	25	33
Amortization of (Gain) or Loss	9	12

	$134	$136

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2015	2014

Net loss	$531	$337
Prior service credit	(129)	(178)
Transition obligation	—	25

	$402	$184

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Other significant balances and costs are:

	2015	2014

Employer contribution	$84	$78
Benefits paid	84	78
Benefit costs	134	136

Other changes in plan assets and benefit obligations recognized in other comprehensive income are described in Note 11.

The estimated net loss, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $(26,000), $48,000, and $0, respectively.

A discount rate of 4.26% was used in both 2015 and 2014, to determine the benefit obligations and benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease

Effect on total of service and interest cost components	$5	$(5)
Effect on postretirement benefit obligation	40	(46)

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015 and 2014, respectively. The rate was assumed to decrease gradually to 5% by the year 2025 and remain at that level thereafter.

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2015:

2016	$109
2017	120
2018	133
2019	146
2020	157
2021-2025	896

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of an employee’s contribution. Employer contributions charged to expense for 2015 and 2014 were $57,000 and $53,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2015 and 2014 were $500,000 and $462,000, respectively.

The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent. The deferred compensation charged to expense totaled $130,000 and $249,000 for the years ended June 30, 2015 and 2014, respectively. The agreements’ accrued liability of $906,414 and $840,000 as of June 30, 2015 and 2014, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2016	$65
2017	65
2018	67
2019	85
2020	101
Thereafter	2,702

$3,085

Note 15:	Stock-based Compensation

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

June 30, 2015 and 2014

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

A summary of ESOP shares at June 30, 2015 and 2014 are as follows (dollars in thousands):

	2015	2014

Allocated shares	55,771	37,571
Shares committed for release	19,245	19,245
Unearned shares	307,920	327,165

Total ESOP shares	382,936	383,981

Fair value of unearned ESOP shares (1)	$5,090	$5,395

(1)	Based on closing price of $16.53 and $16.49 per share on June 30, 2015, and 2014, respectively.

During the year ended June 30, 2015, 1,045 ESOP shares were paid to ESOP participants due to separation from service.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. As of June 30, 2015, there were 106,950 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the year ended June 30, 2015 (dollars in thousands):

	Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, June 30, 2014	167,000	16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, June 30, 2015	167,000	16.63	8.4	$—	(1)

Exercisable, June 30, 2015	23,857	16.63	8.4	$—	(1)

(1)	Based on closing price of $16.53 per share on June 30, 2015.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The weighted average grant date fair value of options granted during the year ended June 30, 2014, was $2.54. There were no options granted during the year ended June 30, 2015.

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

June 30, 2015 and 2014

(Table dollar amounts in thousands)

The weighted-average assumptions used in the Black-Scholes option pricing model for the grants made on December 10, 2013, were as follows:

Risk-free interest rates	2.17%
Expected dividend yield	0.60%
Expected stock volatility	9.87%
Expected life (years)	7.00
Exercise price	$16.63

There were 23,857 options that vested during the year ended June 30, 2015. Total unrecognized compensation cost related to non-vested stock options was $328,000 at June 30, 2015 and is expected to be recognized over a weighted-average period of 5.4 years.

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2015:

	Shares	Weighted- Average Grant-Date Fair Value

Balance, June 30, 2014	85,500	$16.63
Granted	—	—
Forfeited	—	—
Earned and issued	8,550	16.63

Balance, June 30, 2015	76,950	16.63

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was $142,000 and $83,000, and was recognized in non-interest expense for the year ended June 30, 2015 and 2014, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $1.2 million and is expected to be recognized over 8.4 years with a corresponding credit to paid-in capital.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Note 16:	Earnings Per Share (“EPS”)

Basic and diluted earnings per common share are presented for the years ended June 30, 2015 and 2014. The factors used in the earnings per common share computation follow:

	Year Ended June 30, 2015	Year Ended June 30, 2014

Net income	$3,274	$3,477

Basic Weighted average shares outstanding	4,242,742	4,474,147
Less: Average unallocated ESOP shares	(317,543)	(336,788)

Average shares outstanding	3,925,199	4,137,359

Diluted effect of restricted stock awards and stock options	479	—

Diluted average shares outstanding	3,925,678	4,137,359

Basic earnings per common share	$0.83	$0.84

Diluted earnings per common share	$0.83	$0.84

The Company announced a stock repurchase plan on May 14, 2014, whereby the Company could repurchase up to 221,383 shares of its common stock, or approximately 5% of the then current outstanding shares. As of June 30, 2015, all 221,383 shares were repurchased at an average price of $16.52. The Company announced another stock repurchase plan on May 21, 2015, whereby the Company could repurchase up to 210,313 shares of its common stock, or approximately 5% of the then current outstanding shares. As of June 30, 2015, 127,000 shares were repurchased at an average price of $16.69.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock will vest over 10 years and the stock options will vest over 7 years, both starting in December 2014. The 167,000 in stock options were not included in the computation of diluted earnings per share as the stock awards were considered antidilutive for the year ended June 30, 2015. As of June 30, 2014, the 167,000 in stock options and 85,500 shares of non-vested restricted stock were not included in the computation of diluted earnings per share as the stock awards were considered antidilutive.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015:
Available-for-sale securities:
US Government and federal agency	$107,938	$—	$107,938	$—
Mortgage-backed securities – GSE residential	58,840	—	58,840	—
State and political subdivisions	3,852	—	3,852	—

Mortgage servicing rights	505	—	—	505

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2015. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2015 or 2014. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivision. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of June 30, 2015 or 2014.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2013	$502

Total realized and unrealized gains and losses included in net income	(3)
Servicing rights that result from asset transfers	60
Payments received and loans refinanced	(53)

Balance, June 30, 2014	506

Total realized and unrealized gains and losses included in net income	(11)
Servicing rights that result from asset transfers	75
Payments received and loans refinanced	(65)

Balance, June 30, 2015	$505

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(11)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015:

Impaired loans (collateral dependent)	$63	$—	$—	$63

June 30, 2014:

Impaired loans (collateral dependent)	$401	$—	$—	$401
Foreclosed assets	38	—	—	38

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the years ended June 30, 2015 and 2014:

	2015	2014

Impaired loans (collateral dependent)	$71,000	$51,000
Foreclosed and repossessed assets held for sale	(20,000)	(75,000)

Total (losses)/recoveries on assets measured on a non-recurring basis	$51,000	$(24,000)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$505	Discounted cash flow	Discount rate	9.5% - 10.5% (9.5%)

			Constant prepayment rate	10.0% - 11.5% (10.7%)

			Probability of default	0.15% - 0.34% (0.33%)

Impaired loans (collateral dependent)	63	Market comparable properties	Marketability discount	0% - 11.1% (10.1%)

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$506	Discounted cash flow	Discount rate	10.0% - 11.0% (10.0%)

			Constant prepayment rate	10.8% - 13.1% (11.9%)

			Probability of default	0.13% - 0.26% (0.25%)

Impaired loans (collateral dependent)	401	Market comparable properties	Marketability discount	0% - 24% (23.7%)

Foreclosed assets	38	Market comparable properties	Comparability adjustments (%)	24% (24%)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and 2014.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015:
Financial assets
Cash and cash equivalents	$13,224	$13,224	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	356,194	—	—	357,945
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,673	—	1,673	—

Financial liabilities
Deposits	415,544	—	167,927	247,884
Repurchase agreements	4,024	—	4,024	—
Federal Home Loan Bank advances	58,000	—	58,833	—
Advances from borrowers for taxes and insurance	955	—	955	—
Accrued interest payable	65	—	65	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

June 30, 2015 and 2014

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

At June 30, 2015 and 2014, the Company had outstanding commitments to originate loans aggregating approximately $32,028,000 and $8,949,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $28,058,000 and $2,266,000 at June 30, 2015 and 2014, respectively, with the remainder subject to adjustable interest rates. The weighted average interest rates for fixed rate loan commitments were 4.09% and 4.74% as of June 30, 2015 and 2014, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

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

At June 30, 2015, the Company had granted unused lines of credit to borrowers aggregating approximately $27,441,000 and $5,506,000 for commercial lines and open-end consumer lines, respectively. At June 30, 2014, the Company had granted unused lines of credit to borrowers aggregating approximately $12,919,000 and $5,744,000 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

At June 30, 2015 and 2014, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Note 20:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2015 and 2014:

Condensed Balance Sheet

	June 30, 2015	June 30, 2014
Assets
Cash and due from banks	$10,206	$10,272
Investment in common stock of subsidiary	66,485	67,719
ESOP loan	3,260	3,413
Deferred income taxes	496	686

Total assets	$80,447	$82,090

Liabilities
Other liabilities	$11	$4

Total liabilities	11	4

Stockholders’ Equity	80,436	82,086

Total liabilities and stockholders’ equity	$80,447	$82,090

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Condensed Statement of Income and Comprehensive Income

	Year Ending June 30, 2015	Year Ending June 30, 2014

Income
Interest on ESOP loan	$109	$114
Deposits with financial institutions	—	—

Total income	109	114

Expense
Interest expense	—	—
Charitable contributions	—	—
Other	149	161

Total expense	149	161

Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(40)	(47)

Benefit for Income Taxes	(12)	(13)

Loss Before Equity in Undistributed Loss of Subsidiary	(28)	(34)

Equity in Undistributed Income of Subsidiary	3,302	3,511

Net Income	$3,274	$3,477

Comprehensive Income	$3,192	$4,943

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2015 and 2014

(Table dollar amounts in thousands)

Condensed Statement of Cash Flows

	Year Ended June 30, 2015	Year Ended June 30, 2014

Cash flows from operating activities
Net income	$3,274	$3,477

Items not requiring (providing) cash
Deferred income tax	190	256
Net change in other liabilities	7	4
Earnings from subsidiary	(3,302)	(3,511)

Net cash provided by operating activities	169	226

Cash flows from financing activities
Stock purchase per stock repurchase plan	(4,952)	(4,622)
Dividends paid	(436)	(450)
Dividends received	5,000	—
Loan for ESOP	153	149

Net cash used in financing activities	(235)	(4,923)

Net Increase (Decrease) in Cash and Cash Equivalents	(66)	(4,697)

Cash and Cash Equivalents at Beginning of Year	10,272	14,969

Cash and Cash Equivalents at End of Year	$10,206	$10,272