Form 10-Q
period 2015-09-30
IF Bancorp, Inc.
filed 2015-11-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

The Registrant had 4,022,774 shares of common stock, par value $0.01 per share, issued and outstanding as of November 4, 2015.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	September 30, 2015	June 30, 2015
	(Unaudited)
Assets
Cash and due from banks	$12,023	$12,473
Interest-bearing demand deposits	1,268	751

Cash and cash equivalents	13,291	13,224

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	132,239	170,630
Loans, net of allowance for loan losses of $4,667 and $4,211 at September 30, 2015 and June 30, 2015, respectively	389,362	356,194
Premises and equipment, net of accumulated depreciation of $5,825 and $5,681 at September 30, 2015 and June 30, 2015, respectively	4,728	4,800
Federal Home Loan Bank stock, at cost	5,425	5,425
Foreclosed assets held for sale	61	50
Accrued interest receivable	1,630	1,673
Bank-owned life insurance	8,355	8,289
Mortgage servicing rights	500	505
Deferred income taxes	1,885	2,249
Other	293	379

Total assets	$558,019	$563,668

Liabilities and Equity
Liabilities
Deposits
Demand	$16,562	$17,173
Savings, NOW and money market	149,130	150,759
Certificates of deposit	202,280	208,051
Brokered certificates of deposit	40,060	39,561

Total deposits	408,032	415,544

Repurchase agreements	5,776	4,024
Federal Home Loan Bank advances	57,000	58,000
Advances from borrowers for taxes and insurance	690	955
Accrued post-retirement benefit obligation	2,669	2,654
Accrued interest payable	53	65
Other	2,660	1,990

Total liabilities	476,880	483,232

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 4,028,274 and 4,079,274 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	40	41
Additional paid-in capital	47,106	47,009
Unearned ESOP shares, at cost, 303,109 and 307,920 shares at September 30, 2015 and June 30, 2015, respectively	(3,031)	(3,079)
Retained earnings	35,204	35,466
Accumulated other comprehensive income, net of tax	1,820	999

Total stockholders’ equity	81,139	80,436

Total liabilities and stockholders’ equity	$558,019	$563,668

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2015	2014
Interest and Dividend Income
Interest and fees on loans	$3,912	$3,501
Securities:
Taxable	949	1,135
Tax-exempt	38	32
Federal Home Loan Bank dividends	8	9
Deposits with other financial institutions	1	3

Total interest and dividend income	4,908	4,680

Interest Expense
Deposits	561	625
Federal Home Loan Bank advances	213	197

Total interest expense	774	822

Net Interest Income	4,134	3,858

Provision for Loan Losses	480	104

Net Interest Income After Provision for Loan Losses	3,654	3,754

Noninterest Income
Customer service fees	147	134
Other service charges and fees	50	28
Insurance commissions	185	199
Brokerage commissions	204	197
Net realized gains (losses) on sales of available-for-sale securities	149	(98)
Mortgage banking income, net	40	56
Gain on sale of loans	34	32
Bank-owned life insurance income, net	66	67
Other	203	150

Total noninterest income	1,078	765

Noninterest Expense
Compensation and benefits	2,239	2,050
Office occupancy	150	141
Equipment	248	284
Federal deposit insurance	76	79
Stationary, printing and office	39	45
Advertising	87	107
Professional services	150	127
Supervisory examinations	39	35
Audit and accounting services	61	46
Organizational dues and subscriptions	17	17
Insurance bond premiums	30	28
Telephone and postage	62	61
Loss on foreclosed assets, net	—	15
Other	299	284

Total noninterest expense	3,497	3,319

Income Before Income Tax	1,235	1,200
Provision for Income Tax	436	429

Net Income	$799	$771

Earnings Per Share:
Basic and diluted	$.21	$.19
Dividends declared per common share	$.05	$.05

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2015	2014

Net Income	$799	$771

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $615 and $(423), for 2015 and 2014, respectively	911	(630)

Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $60 and $(39) for 2015 and 2014, respectively	89	(59)

	822	(571)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(1) and $0 for 2015 and 2014, respectively	(1)	1

Other comprehensive income (loss), net of tax	821	(570)

Comprehensive Income	$1,620	$201

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the three months ended September 30, 2015

Balance, July 1, 2015	$41	$47,009	$(3,079)	$35,466	$999	$80,436

Net income	—	—	—	799	—	799

Other comprehensive income	—	—	—	—	821	821

Dividends on common stock, $0.05 per share	—	—	—	(202)	—	(202)

Stock equity plan	—	65	—	—	—	65

Stock repurchase, 51,000 shares, average price $16.86 each	(1)	—	—	(859)	—	(860)

ESOP shares earned, 4,811 shares	—	32	48	—	—	80

Balance, September 30, 2015	$40	$47,106	$(3,031)	$35,204	$1,820	$81,139

For the three months ended September 30, 2014

Balance, July 1, 2014	$44	$46,689	$(3,272)	$37,544	$1,081	$82,086

Net income	—	—	—	771	—	771

Other comprehensive loss	—	—	—	—	(570)	(570)

Dividends on common stock, $0.05 per share	—	—	—	(219)	—	(219)

Stock equity plan	—	51	—	—	—	51

ESOP shares earned, 4,811 shares	—	33	48	—	—	81

Balance, September 30, 2014	$44	$46,773	$(3,224)	$38,096	$511	$82,200

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2015	2014
Operating Activities
Net income	$799	$771
Items not requiring (providing) cash
Depreciation	108	110
Provision for loan losses	480	104
Amortization of premiums and discounts on securities	100	167
Deferred income taxes	(190)	(91)
Net realized gains on loan sales	(74)	(88)
Net realized (gains) losses on sales of available-for-sale securities	(149)	98
Loss on foreclosed assets held for sale	—	15
Bank-owned life insurance income, net	(66)	(67)
Originations of loans held for sale	(4,114)	(2,217)
Proceeds from sales of loans held for sale	4,101	2,523
ESOP compensation expense	80	81
Stock equity plan expense	65	51
Changes in
Accrued interest receivable	43	18
Other assets	31	201
Accrued interest payable	(12)	15
Post-retirement benefit obligation	13	16
Other liabilities	523	(566)

Net cash provided by operating activities	1,738	1,141

Investing Activities
Purchases of available-for-sale securities	(3,000)	(24,542)
Proceeds from the sales of available-for-sale securities	38,219	34,420
Proceeds from maturities and pay downs of available-for-sale securities	4,598	1,717
Net change in loans	(33,567)	(2,838)
Purchase of premises and equipment	(36)	—

Net cash provided by investing activities	6,214	8,757

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(2,240)	(12,704)
Net increase (decrease) in certificates of deposit, including brokered certificates	(5,272)	14,419
Net decrease in advances from borrowers for taxes and insurance	(265)	(320)
Proceeds from Federal Home Loan Bank advances	104,000	52,000
Repayments of Federal Home Loan Bank advances	(105,000)	(64,750)
Net increase in repurchase agreements	1,752	360
Stock purchase per stock repurchase plan	(860)	—

Net cash used in financing activities	(7,885)	(10,995)

Net Increase (Decrease) in Cash and Cash Equivalents	67	(1,097)
Cash and Cash Equivalents, Beginning of Period	13,224	12,731

Cash and Cash Equivalents, End of Period	$13,291	$11,634

Supplemental Cash Flows Information
Interest paid	$786	$807
Income taxes paid (net of refunds)	$54	$—
Foreclosed assets acquired in settlement of loans	$—	$181
Dividends payable	$202	$219

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2015 and June 30, 2015, and the results of its operations for the three month periods ended September 30, 2015 and 2014. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the three-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. In April 2015, the FASB voted to propose a one-year deferral of the effective date of ASU No. 2014-09 and issued an exposure draft. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements. Early adoption would be permitted, but not before the original public entity effective date.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) – Repurchase to Maturity Transaction, Repurchase Financings, and Disclosures. ASU No. 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition, the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of ASU No. 2014-11 did not have a significant impact on the Company’s consolidated financial statements.

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

A summary of ESOP shares at September 30, 2015 and June 30, 2015 are as follows (dollars in thousands):

	September 30, 2015	June 30, 2015
Allocated shares	74,835	55,771
Shares committed for release	4,811	19,245
Unearned shares	303,109	307,920

Total ESOP shares	382,755	382,936

Fair value of unearned ESOP shares (1)	$5,195	$5,090

(1)	Based on closing price of $17.14 and $16.53 per share on September 30, 2015, and June 30, 2015, respectively.

During the three months ended September 30, 2015, 181 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. As of September 30, 2015, there were 106,950 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the three months ended September 30, 2015 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, June 30, 2015	167,000	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, September 30, 2015	167,000	$16.63	8.2	$85	(1)

Exercisable, September 30, 2015	23,857	$16.63	8.2	$12

(1)	Based on closing price of $17.14 per share on September 30, 2015.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the three months ended September 30, 2015.

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

There were no options that vested during the three months ended September 30, 2015. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the three months ended September 30, 2015. Total unrecognized compensation cost related to non-vested stock options was $313,000 at September 30, 2015 and is expected to be recognized over a weighted-average period of 5.2 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2015:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2015	76,950	$16.63
Granted	—	—
Forfeited	—	—
Earned and issued	—	—

Balance, September 30, 2015	76,950	$16.63

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was nominal and was recognized in non-interest expense for the three months ended September 30, 2015. Unrecognized compensation expense for non-vested restricted stock awards was $1.2 million and is expected to be recognized over 8.2 years with a corresponding credit to paid-in capital.

Note 4:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2015 and 2014. The factors used in the earnings per common share computation are as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Net income	$799	$771

Basic weighted average shares outstanding	4,071,154	4,292,157
Less: Average unallocated ESOP shares	(303,109)	(324,759)

Basic average shares outstanding	3,768,045	3,967,398

Diluted effect of restricted stock awards and stock options	224	—

Diluted average shares outstanding	3,768,269	3,967,398

Basic earnings per common share	$0.21	$0.19

Diluted earnings per common share	$0.21	$0.19

The Company announced a stock repurchase plan on May 14, 2014, whereby the Company could repurchase up to 221,383 shares of its common stock, or approximately 5% of the then current outstanding shares. As of September 30, 2014, 50,000 shares were repurchased at an average price of $16.50, and as of June 30, 2015, all 221,383 shares were repurchased at an average price of $16.52. The Company announced another stock repurchase plan on May 21, 2015, whereby the Company could repurchase up to 210,313 shares of its common stock, or approximately 5% of the then current outstanding shares. There were 51,000 shares of the Company’s common stock repurchased by the Company during the three months ended September 30, 2015, and there were 32,313 shares yet to be repurchased under the plan as of September 30, 2015.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock will vest over 10 years and the stock options will vest over 7 years, both starting in December 2014. The 167,000 in stock options were not included in the computation of diluted earnings per share as the stock awards were considered antidilutive for the three month period ended September 30, 2015. The 167,000 in stock options and 85,500 shares of non-vested restricted stock were not included in the computation of diluted earnings per share as the stock awards were considered antidilutive for the three month period ended September 30, 2014.

Note 5:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2015:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$96,392	$2,901	$—	$99,293
Mortgage-backed:
GSE residential	28,796	428	(206)	29,018
State and political subdivisions	3,584	344	—	3,928

	$128,772	$3,673	$(206)	$132,239

June 30, 2015:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$105,742	$2,283	$(87)	$107,938
Mortgage-backed:
GSE residential	59,213	531	(904)	58,840
State and political subdivisions	3,585	267	—	3,852

	$168,540	$3,081	$(991)	$170,630

With the exception of U.S. Government, federal agency and GSE securities and Mortgage-backed GSE residential securities with a book value of approximately $96,392,000 and $28,796,000, respectively, and a market value of approximately $99,293,000 and $29,018,000, respectively, at September 30, 2015, the Company held no securities at September 30, 2015 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at September 30, 2015, and June 30, 2015 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value

Within one year	$1,052	$1,081
One to five years	34,304	35,648
Five to ten years	62,633	64,307
After ten years	1,987	2,185

	99,976	103,221
Mortgage-backed securities	28,796	29,018

Totals	$128,772	$132,239

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $58,489,000 and $58,260,000 as of September 30, 2015 and June 30, 2015, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $5.8 million at September 30, 2015 and $4.0 million at June 30, 2015. At September 30, 2015, approximately $1.7 million of our repurchase agreements had an overnight maturity, while the remaining $4.1 million in repurchase agreements had a monthly maturity. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $337,000 and $393,000, and gross losses of $188,000 and $491,000, resulting from sales of available-for-sale securities were realized for the three month periods ended September 30, 2015 and 2014, respectively. The tax benefit applicable to these net realized gains amounted to approximately $60,000 and $(39,000), respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at September 30, 2015 and June 30, 2015 was $13,629,000 and $49,541,000, respectively, which is approximately 10.3% and 29.0% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following tables show the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and June 30, 2015:

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed:
GSE residential	—	—	13,629	(206)	13,629	(206)

Total temporarily impaired securities	$—	$—	$13,629	$(206)	$13,629	$(206)

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$9,913	$(87)	$—	$—	$9,913	$(87)
Mortgage-backed:
GSE residential	20,875	(322)	18,753	(582)	39,628	(904)

Total temporarily impaired securities	$30,788	$(409)	$18,753	$(582)	$49,541	$(991)

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

Note 6:	Loans and Allowance for Loan Losses

Classes of loans include:

	September 30, 2015	June 30, 2015

Real estate loans:
One- to four-family, including home equity loans	$146,081	$145,064
Multi-family	74,721	58,399
Commercial	113,126	103,614
Home equity lines of credit	7,741	7,713
Construction	3,858	987
Commercial	40,718	37,151
Consumer	8,470	8,325

Total loans	394,715	361,253

Less:
Unearned fees and discounts, net	135	155
Loans in process	551	693
Allowance for loan losses	4,667	4,211

Loans, net	$389,362	$356,194

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one- to four-family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans and unsecured loans up to $300,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $187,847,000 and $162,013,000 as of September 30, 2015 and June 30, 2015, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $11,288,000 and $11,489,000 at September 30, 2015 and June 30, 2015, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $40,798,000 and $27,821,000 at September 30, 2015 and June 30, 2015, respectively, of which $11,687,000 and $8,814,000, at September 30, 2015 and June 30, 2015 were outside our primary market area. These participation loans are secured by real estate and other business assets.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three-month periods ended September 30, 2015 and 2014 and the year ended June 30, 2015:

	Three Months Ended September 30, 2015 Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,216	$827	$1,246	$85
Provision charged to expense	54	237	106	—
Losses charged off	(23)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,247	$1,064	$1,352	$85

Ending balance: individually evaluated for impairment	$83	$—	$22	$—

Ending balance: collectively evaluated for impairment	$1,164	$1,064	$1,330	$85

Loans:
Ending balance	$146,081	$74,721	$113,126	$7,741

Ending balance: individually evaluated for impairment	$3,314	$1,512	$73	$8

Ending balance: collectively evaluated for impairment	$142,767	$73,209	$113,053	$7,733

	Three Months Ended September 30, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$6	$744	$87	$—	$4,211
Provision charged to expense	31	54	(2)	—	480
Losses charged off	—	—	(1)	—	(24)
Recoveries	—	—	—	—	—

Balance, end of period	$37	$798	$84	$—	$4,667

Ending balance: individually evaluated for impairment	$—	$—	$6	$—	$111

Ending balance: collectively evaluated for impairment	$37	$798	$78	$—	$4,556

Loans:

Ending balance	$3,858	$40,718	$8,470	$—	$394,715

Ending balance: individually evaluated for impairment	$—	$17	$11	$—	$4,935

Ending balance: collectively evaluated for impairment	$3,858	$40,701	$8,459	$—	$389,780

	Year Ended June 30, 2015 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,391	$842	$968	$111
Provision charged to expense	27	(15)	278	(4)
Losses charged off	(231)	—	—	(35)
Recoveries	29	—	—	13

Balance, end of year	$1,216	$827	$1,246	$85

Ending balance: individually evaluated for impairment	$57	$—	$25	$—

Ending balance: collectively evaluated for impairment	$1,159	$827	$1,221	$85

Loans:
Ending balance	$145,064	$58,399	$103,614	$7,713

Ending balance: individually evaluated for impairment	$3,274	$1,537	$46	$8

Ending balance: collectively evaluated for impairment	$141,790	$56,862	$103,568	$7,705

	Year Ended June 30, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$10	$543	$93	$—	$3,958
Provision charged to expense	(4)	201	(23)	—	460
Losses charged off	—	—	(12)	—	(278)
Recoveries	—	—	29	—	71

Balance, end of year	$6	$744	$87	$—	$4,211

Ending balance: individually evaluated for impairment	$—	$—	$9	$—	$91

Ending balance: collectively evaluated for impairment	$6	$744	$78	$—	$4,120

Loans:
Ending balance	$987	$37,151	$8,325	$—	$361,253

Ending balance: individually evaluated for impairment	$—	$21	$21	$—	$4,907

Ending balance: collectively evaluated for impairment	$987	$37,130	$8,304	$—	$356,346

	Three Months Ended September 30, 2014 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,391	$842	$968	$111
Provision charged to expense	19	(55)	(6)	8
Losses charged off	(2)	—	—	(28)
Recoveries	—	—	—	—

Balance, end of year	$1,408	$787	$962	$91

Ending balance: individually evaluated for impairment	$192	$—	$32	$—

Ending balance: collectively evaluated for impairment	$1,216	$787	$930	$91

Loans:
	$148,685	$56,988	$83,028	$7,905

Ending balance	$3,590	$1,596	$52	$—

Ending balance: individually evaluated for impairment	$145,095	$55,392	$82,976	$7,905

	Three Months Ended September 30, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$10	$543	$93	$—	$3,958
Provision charged to expense	(4)	150	(8)	—	104
Losses charged off	—	—	(4)	—	(34)
Recoveries	—	—	9	—	9

Balance, end of year	$6	$693	$90	$—	$4,037

Ending balance: individually evaluated for impairment	$—	$—	$13	$—	$237

Ending balance: collectively evaluated for impairment	$6	$693	$77	$—	$3,800

Loans:
Ending balance
Ending balance: individually evaluated for impairment	$922	$31,255	$8,463	$—	$337,246

Ending balance: collectively evaluated for impairment	$—	$27	$25	$—	$5,290

	$922	$31,228	$8,438	$—	$331,956

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

September 30, 2015:
Pass	$142,513	$74,331	$109,148	$7,733	$3,858	$39,507	$8,454	$385,544
Watch	750	168	728	—	—	1,194	—	2,840
Substandard	2,818	222	3,250	8	—	17	16	6,331
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$146,081	$74,721	$113,126	$7,741	$3,858	$40,718	$8,470	$394,715

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2015:
Pass	$141,532	$57,989	$99,487	$7,705	$987	$36,054	$8,304	$352,058
Watch	759	170	748	—	—	1,076	—	2,753
Substandard	2,773	240	3,379	8	—	21	21	6,442
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$145,064	$58,399	$103,614	$7,713	$987	$37,151	$8,325	$361,253

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

September 30, 2015:
Real estate loans:
One- to four-family	$1,430	$340	$2,384	$4,154	$141,927	$146,081	$15
Multi-family	28	172	—	200	74,321	74,721	—
Commercial	32	90	31	153	112,973	113,126	—
Home equity lines of credit	466	—	—	466	7,275	7,741	—
Construction	—	—	—	—	3,858	3,858	—
Commercial	—	—	—	—	40,718	40,718	—
Consumer	15	15	6	36	8,434	8,470	—

Total	$1,971	$617	$2,421	$5,009	$389,706	$394,715	$15

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

June 30, 2015:
Real estate loans:
One- to four-family	$2,129	$724	$2,279	$5,132	$139,932	$145,064	$15
Multi-family	174	31	—	205	58,194	58,399	—
Commercial	—	137	—	137	103,477	103,614	—
Home equity lines of credit	19	—	—	19	7,694	7,713	—
Construction	—	—	—	—	987	987	—
Commercial	—	21	—	21	37,130	37,151	—
Consumer	40	—	21	61	8,264	8,325	7

Total	$2,362	$913	$2,300	$5,575	$355,678	$361,253	$22

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

The following tables present impaired loans:

				Three Months Ended September 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

September 30, 2015:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,729	$2,729	$—	$2,736	$7	$6
Multi-family	1,512	1,512	—	1,524	23	23
Commercial	31	31	—	31	—	—
Home equity line of credit	8	8	—	8	—	—
Construction	—	—	—	—	—	—
Commercial	17	17	—	19	—	—
Consumer	5	5	—	6	—	—

Loans with a specific allowance
Real estate loans:
One- to four-family	585	585	83	589	2	3
Multi-family	—	—	—	—	—	—
Commercial	42	42	22	44	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	6	6	6	7	—	—

Total:
Real estate loans:
One- to four-family	3,314	3,314	83	3,325	9	9
Multi-family	1,512	1,512	—	1,524	23	23
Commercial	73	73	22	75	—	—
Home equity line of credit	8	8	—	8	—	—
Construction	—	—	—	—	—	—
Commercial	17	17	—	19	—	—
Consumer	11	11	6	13	—	—

	$4,935	$4,935	$111	$4,964	$32	$32

				Year Ended June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

June 30, 2015:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,801	$2,801	$—	$2,851	$18	$31
Multi-family	1,537	1,537	—	1,573	69	92
Commercial	—	—	—	—	—	—
Home equity line of credit	8	8	—	9	—	—
Construction	—	—	—	—	—	—
Commercial	21	21	—	25	—	—
Consumer	6	6	—	9	—	—

Loans with a specific allowance
Real estate loans:
One- to four-family	473	473	57	487	6	11
Multi-family	—	—	—	—	—	—
Commercial	46	46	25	50	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	15	15	9	22	1	1

Total:
Real estate loans:
One- to four-family	3,274	3,274	57	3,338	24	42
Multi-family	1,537	1,537	—	1,573	69	92
Commercial	46	46	25	50	—	—
Home equity line of credit	8	8	—	9	—	—
Construction	—	—	—	—	—	—
Commercial	21	21	—	25	—	—
Consumer	21	21	9	31	1	1

	$4,907	$4,907	$91	$5,026	$94	$135

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
Mortgages on real estate:
One- to four-family	$2,769	$2,724
Multi-family	222	240
Commercial	73	46
Home equity lines of credit	—	—
Construction loans	—	—
Commercial business loans	17	21
Consumer loans	11	14

Total	$3,092	$3,045

At September 30, 2015 and June 30, 2015, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring except for three one- to four-family residential loans totaling $450,000, as of both September 30, 2015 and June 30, 2015. As of September 30, 2015 all loans listed were on nonaccrual except for nine one- to four-family residential loans totaling $545,000, one multi-family loan for $1.3 million, and one home equity line of credit for $8,000. All loans listed as of June 30, 2015 were on nonaccrual except for nine one- to four-family residential loans totaling $551,000, one multi-family loan for $1.3 million, and one home equity line of credit for $8,000.

	September 30, 2015	June 30, 2015
Real estate loans
One- to four-family	$1,295	$1,307
Multi-family	1,290	1,297
Commercial	11	12
Home equity lines of credit	8	8

Total real estate loans	2,604	2,624

Construction	—	—
Commercial and industrial	17	21
Consumer loans	6	—

Total	$2,627	$2,645

During the three month period ended September 30, 2015, one consumer loan was modified in the amount of $6,000.

During the year ended June 30, 2015, the Company modified two one- to four-family residential real estate loans, with a recorded investment of $27,000, one commercial real estate loan with a recorded investment of $12,000, and one home equity line of credit for $8,000.

During the three month period ended September 30, 2014, the Company modified one one- to four-family junior-lien loan with a recorded investment of $1,000.

The Company had three TDRs, all one- to four-family residential loans totaling $450,000 that were in default as of September 30, 2015, and were restructured in prior periods. All three loans were in foreclosure at September 30, 2015. The Company had three TDRs, all one- to four-family residential loans totaling $450,000 that were in default as of June 30, 2015, and were restructured in the prior years. All three loans were in foreclosure at June 30, 2015. The Company defines a default as any loan that becomes 90 days or more past due.

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

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,425,000 of Federal Home Loan Bank stock as of September 30, 2015 and June 30, 2015. The FHLB provides liquidity and funding through advances.

Note 8:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2015	June 30, 2015

Net unrealized gains on securities available-for-sale	$3,467	$2,090
Net unrealized postretirement health benefit plan obligations	(420)	(417)

	3,047	1,673
Tax effect	(1,227)	(674)

Total	$1,820	$999

Note 9:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2015 and 2014, were as follows:

	Amounts Reclassified from AOCI
	2015	2014	Affected Line Item in the Condensed Consolidated Statements of Income

Unrealized gains (losses) on available-for-sale securities	$149	$(98)	Net realized gains on sale of available-for-sale securities

Amortization of defined benefit pension items Transition obligation	$—	$6	Components are included in computation of net periodic pension cost
Actuarial losses	$10	$7
Prior service costs	$(12)	$(12)

Total reclassified amount before tax	147	(97)
Tax expense (benefit)	59	(39)	Provision for Income Tax

Total reclassification out of AOCI	$88	$(58)	Net Income

Note 10:	Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2015	2014

Computed at the statutory rate (34%)	$420	$408
Decrease resulting from
Tax exempt interest	(13)	(11)
Cash surrender value of life insurance	(23)	(23)
State income taxes	40	42
Other	12	13

Actual expense	$436	$429

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and June 30, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$99,293	$—	$99,293	$—
Mortgage-backed: GSE residential	29,018	—	29,018	—
State and political subdivisions	3,928	—	3,929	—

Mortgage servicing rights	500	—	—	500

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$107,938	$—	$107,938	$—
Mortgage-backed: GSE residential	58,840	—	58,840	—
State and political subdivisions	3,852	—	3,852	—

Mortgage servicing rights	505	—	—	505

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2015. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2015 or June 30, 2015. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of September 30, 2015 or June 30, 2015.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2015	$505

Total realized and unrealized gains and losses included in net income	(21)
Servicing rights that result from asset transfers	29
Payments received and loans refinanced	(13)

Balance, September 30, 2015	$500

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(21)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and June 30, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015:

Impaired loans (collateral-dependent)	$86	$—	$—	$86

June 30, 2015:

Impaired loans (collateral-dependent)	$63	$—	$—	$63

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014

Impaired loans (collateral-dependent)	$(20,000)	$(43,000)
Foreclosed and repossessed assets held for sale	—	(15,000)

Total losses on assets measured on a non-recurring basis	$(20,000)	$(58,000)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2015 and June 30, 2015.

	Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$500	Discounted cash flow	Discount rate	9.5% - 10.5% (9.5%)
			Constant prepayment rate	11.7% - 13.6% (12.7%)

			Probability of default	.15% - .34% (.33%)

Impaired loans (collateral dependent)	86	Market comparable properties	Marketability discount	11.8% (11.8%)

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$505	Discounted cash flow	Discount rate	9.5% - 10.5% (9.5%)
			Constant prepayment rate	10.0% - 11.5% (10.7%)

			Probability of default	.15% - .34% (.33%)

Impaired loans (collateral dependent)	63	Market comparable properties	Marketability discount	0% - 11.1% (10.1%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and June 30, 2015.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2015:
Financial assets
Cash and cash equivalents	$13,291	$13,291	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	389,362	—	—	390,161
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,630	—	1,630	—

Financial liabilities
Deposits	408,032	—	165,692	242,607
Repurchase agreements	5,776	—	5,776	—
Federal Home Loan Bank advances	57,000	—	57,693	—
Advances from borrowers for taxes and insurance	690	—	690	—
Accrued interest payable	53	—	53	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015:
Financial assets
Cash and cash equivalents	$13,224	$13,224	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	356,194	—	—	357,945
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,673	—	1,673	—

Financial liabilities
Deposits	415,544	—	167,927	247,884
Repurchase agreements	4,024	—	4,024	—
Federal Home Loan Bank advances	58,000	—	58,833	—
Advances from borrowers for taxes and insurance	955	—	955	—
Accrued interest payable	65	—	65	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. - Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

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

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton and Hoopeston, and Savoy, Illinois and Osage Beach, Missouri. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.97% and 2.86% for the three months ended September 30, 2015 and 2014, respectively. An increase in interest-earning assets contributed to an increase in net interest income to $4.1 million, or $16.5 million, on an annualized basis, for the three months ended September 30, 2015 from $3.9 million, or $15.4 million on an annualized basis, for the three months ended September 30, 2014.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing loans totaled $3.1 million or 0.8% of total loans at September 30, 2015, and $3.1 million, or 0.8% of total loans at June 30, 2015. Our non-performing assets totaled $3.2 million or 0.6% of total assets at September 30, 2015, and $3.1 million, or 0.6% of total assets at June 30, 2015.

At September 30, 2015, the Association was categorized as “well capitalized” under federal regulations.

Our net income for the three months ended September 30, 2015 was $799,000, compared to a net income of $771,000 for the three months ended September 30, 2014. The increase in net income was due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense and an increase in the provision for loan losses.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

The Company formed a charitable foundation at the time of its mutual-to-stock conversion and donated to it cash and shares of common stock for a total value of approximately $3.6 million. The Company established a deferred tax asset associated with this charitable contribution. No valuation allowance has been established, as it appears that the Company will be able to deduct the contribution, which is subject to limitations each year, during the five year carry-forward period which ends June 30, 2017. Management continues to monitor its taxable income projections through June 30, 2017, to determine whether a valuation allowance is needed.

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for the fiscal year ended June 30, 2015.

Comparison of Financial Condition at September 30 and June 30, 2015

Total assets decreased $5.6 million, or 1.0%, to $558.1 million at September 30, 2015 from $563.7 million at June 30, 2015. The decrease was primarily due to a $38.4 million decrease in investment securities, partially offset by a $33.2 million increase in net loans.

Net loans receivable, including loans held for sale, increased by $33.2 million, or 9.3%, to $389.4 million at September 30, 2015 from $356.2 million at June 30, 2015. The increase in net loans receivable during this period was due primarily to a $9.5 million, or 9.2%, increase in commercial real estate loans, a $16.3 million, or 27.9%, increase in multi-family loans, a $3.6 million, or 9.6%, increase in commercial business loans, a $1.0 million, or 0.7%, increase in one- to four-family residential mortgage loans, a $145,000, or 1.7%, increase in consumer loans, and a $28,000, or 0.4% increase in home equity lines of credit, and a $2.9 million, or 290.9%, increase in construction loans.

Investment securities, consisting entirely of securities available for sale, decreased $38.4 million, or 22.5%, to $132.2 million at September 30, 2015, from $170.6 million at June 30, 2015. Purchased investment securities, consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage backed securities with terms of 15 years, all of which are held as available-for-sale. The decrease was primarily due to the sale of securities to fund loan growth. We had no securities held to maturity at September 30, 2015 or June 30, 2015.

As of September 30, 2015, foreclosed assets held for sale increased $11,000 to $61,000, deferred tax income tax asset decreased $364,000 to $1.9 million, premises and equipment decreased $72,000 to $4.7 million, and interest receivable decreased $43,000 to $1.6 million from the respective balances as of June 30, 2015. Federal Home Loan Bank stock was $5.4 million at both September 30, 2015 and June 30, 2015. The increase in foreclosed assets held for sale was primarily due to the addition of one residential real estate property and the decrease in deferred income tax asset was mostly due to an increase in the unrealized gain on sale of available-for-sale securities. The decrease in premises and equipment was primarily due to normal quarterly depreciation, while the decrease in interest receivable was due to the reduction of the investment security portfolio.

At September 30, 2015, our investment in bank-owned life insurance was $8.4 million, an increase of $66,000 from $8.3 million at June 30, 2015. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $17.8 million at September 30, 2015.

Deposits decreased $7.5 million, or 1.8%, to $408.0 million at September 30, 2015 from $415.5 million at June 30, 2015. Certificates of deposit, excluding brokered certificates of deposit, decreased $5.8 million, or 2.8%, to $202.2 million, brokered certificates of deposit increased $499,000, or 1.3%, to $40.1 million, savings, NOW, and money market accounts decreased $1.6 million, or 1.1%, to $149.1 million, and noninterest bearing demand accounts decreased $611,000, or 3.6%, to $16.6 million. Repurchase agreements increased $1.8 million, or 43.5%, to $5.8 million at September 30, 2015 from $4.0 million at June 30, 2015. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, decreased $1.0 million, or 1.7%, to $57.0 million at September 30, 2015 from $58.0 million at June 30, 2015.

Advances from borrowers for taxes and insurance decreased $265,000, or 27.7%, to $690,000 at September 30, 2015 from $955,000 at June 30, 2015. Other liabilities increased $670,000, or 33.7%, to $2.7 million at September 30, 2015 from $2.0 million on June 30, 2015. The decrease in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in other liabilities was due to a general increase in accounts payable and accrued expenses payable due to the timing of payments.

Total equity increased $703,000, or 0.9%, to $81.1 million at September 30, 2015 from $80.4 million at June 30, 2015. Equity increased due to net income of $799,000 and an increase of $821,000 in accumulated other comprehensive income, net of tax, partially offset by the repurchase of 51,000 shares of common stock at an aggregate cost of approximately $860,000, and dividends payable of $202,000. The Company announced a stock repurchase plan on May 21, 2015, whereby the Company could repurchase up to 210,313 shares of its common stock, or approximately 5% of the then current outstanding shares. There were 51,000 shares of the Company’s common stock repurchased by the Company during the three months ended September 30, 2015, and there were 32,313 shares yet to be repurchased under the plan as of September 30, 2015.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. Net income increased $28,000 to $799,000 net income for the three months ended September 30, 2015 from $771,000 net income for the three months ended September 30, 2014. The increase was primarily due to an increase in interest income, a decrease in interest expense, and an increase in the noninterest income, partially offset by an increase in provision for loan losses and in increase in noninterest expense.

Net Interest Income. Net interest income increased by $276,000, or 7.2%, to $4.1 million for the three months ended September 30, 2015 from $3.9 million for the three months ended September 30, 2014. The increase was due to an increase of $228,000 in interest income and a decrease of $48,000 in interest expense. The increase in net interest income was primarily the result of an increase in the average balance of interest earning assets. We had a $17.5 million, or 3.4% increase in the average balance of interest earning assets, partially offset by a $13.4 million, or 3.0% increase in average balance of interest bearing liabilities. We also had an increase in our net interest margin by 11 basis points to 3.07% for the three months ended September 30, 2015 compared to 2.96% for the three months ended September 30, 2014, while our interest rate spread increased by 11 basis points to 2.97% for the three months ended September 30, 2015 compared to 2.86% for the three months ended September 30, 2014.

Interest Income. Interest income increased $228,000 or 4.9%, to $4.9 million for the three months ended September 30, 2015 from $4.7 million for the three months ended September 30, 2014 The increase in interest income was primarily due to a $411,000 increase in interest income on loans, partially offset by a $180,000 decrease in interest income on securities. The increase in interest income on loans resulted from a $44.9 million, or 13.4%, increase in the average balance of loans to $381.4 million for the three months ended September 30, 2015, from $336.5 million for the three months ended September 30, 2014, partially offset by a 6 basis point, or 1.4%, decrease in the average yield on loans from 4.16% to 4.10%. Interest on securities decreased $180,000, or 15.4%, primarily as a result of a $27.2 million, or 15.5%, decrease in the average balance of securities to $148.7 million for the three months ended September 30, 2015, from $175.9 million for the three months ended September 30, 2014. The average yield on securities was 2.65% for both the three months ended September 30, 2015 and the three months ended September 30, 2014.

Interest Expense. Interest expense decreased $48,000, or 5.8%, to $774,000 for the three months ended September 30, 2015 from $822,000 for the three months ended September 30, 2014. The decrease was due to a decrease in the average balance on interest bearing deposits, partially offset by an increase in the average balance of FHLB advances.

Interest expense on interest-bearing deposits decreased by $64,000, or 10.23%, to $561,000 for the three months ended September 30, 2015 from $625,000 for the three months ended September 30, 2014. This decrease was primarily due to a $6.5 million, or 1.6% decrease in the average balance of interest bearing deposits to $387.7 million and the decrease in the average cost of interest bearing deposits to 0.58% for the three months ended September 2015, from 0.63% for the three months ended September 30, 2014.

Interest expense on borrowings, including FHLB advances and repurchase agreements, increased $16,000, or 8.1%, to $213,000 for the three months ended September 30, 2015 from $197,000 for the three months ended September 30, 2014. This increase was due to an increase in the average balance of borrowings to $69.0 million for the three months ended September 30, 2015 from $49.1 million for the three months ended September 30, 2014. This was partially offset by a 37 basis point decrease in the average cost of such borrowings to 1.24% for the three months ended September 30, 2015 from 1.61% for the three months ended September 30, 2014.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $480,000 for the three months ended September 30, 2015, compared to a provision for loan losses of $104,000 for the three months ended September 30, 2014. The allowance for loan losses was $4.7 million, or 1.18% of total loans, at September 30, 2015, compared to $4.0 million, or 1.20% of total loans, at September 30, 2014 and $4.2 million, or 1.17% of total loans, at June 30, 2015. Non-performing loans increased by $40,000 during the three month period ended September 30, 2015. During the three months ended September 30, 2015, a net charge-off of $24,000 was recorded while during the three months ended September 30, 2014, a net charge-off of $25,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2015	Year Ended June 30, 2015

Allowance to non-performing loans	150.23%	137.30%
Allowance to total loans outstanding at the end of the period	1.18%	1.17%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.03%	0.01%
Total non-performing loans to total loans	0.79%	0.85%
Total non-performing assets to total assets	0.57%	0.55%

Noninterest Income. Noninterest income increased $313,000, or 40.9%, to $1.1 million for the three months ended September 30, 2015 compared to $765,000 for the three months ended September 30, 2014. The increase was primarily due to an increase in net realized gains on the sale of available-for-sale securities, an increase in other service charges and fees and an increase in customer service fees, partially offset by a decrease in mortgage banking income, net. For the three months ended September 30, 2015, net realized gains (losses) on the sale of available-for-sale securities increased from ($98,000) to $149,000, other service charges and fees increased from $28,000 to $50,000, and customer service fees increased from $134,000 to $147,000, while mortgage banking income, net decreased from $56,000 to $40,000. The increase in net realized gains on the sale of available-for-sale securities was a result of a larger amount of securities sold at a gain in the three months ended September 30, 2015, than in the three months ended September 30, 2014. The increase in other service charges and fees was due to an increase in the number of loan fees and an increase in the fee amount, while the increase in customer service fees was due to an increase in the fee amount. The decrease in mortgage banking income, net was due to a lower valuation of mortgage servicing rights in the three months ended September 2015.

Noninterest Expense. Noninterest expense increased $178,000, or 5.4%, to $3.5 million for the three months ended September 30, 2015 from $3.3 million for the three months ended September 30, 2014. The largest components of this increase were compensation and benefits, which increased $189,000, or 9.2%, professional services, which increased $23,000, or 18.1% and audit and accounting, which increased $15,000, or 32.6%. Compensation and benefits increased due to increased staffing, normal salary increases, and increased medical insurance costs. The increase in professional services and audit and accounting were due to additional services received in the three months ended September 30, 2015. These increases were partially offset by decreases in equipment expense of $36,000, advertising of $20,000, and loss on foreclosed assets, net of $15,000. Decreases in equipment expense were due to fewer technology upgrades in the three months ended September 30, 2015, and decreases in advertising were due to increased advertising expenses in the three months ended September 30, 2014 due to the opening of our newest branch in Savoy, Illinois, while net loss on foreclosed assets decreased due to smaller losses taken in the three months ended September 30, 2015.

Income Tax Expense. We recorded a provision for income tax of $436,000 for the three months ended September 30, 2015, compared to a provision for income tax of $429,000 for the three months ended September 30, 2014, reflecting effective tax rates of 35.3% and 35.8%, respectively.

Asset Quality

At September 30, 2015, our non-accrual loans totaled $3.1 million, including $2.8 million in one- to four-family loans, $222,000 in multi-family loans, $73,000 in commercial real estate loans, $17,000 in commercial business loans and $11,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At September 30, 2015, we had one one- to four-family loan for $15,000 delinquent 90 days or greater and still accruing interest.

At September 30, 2015, loans classified as substandard equaled $6.3 million. Loans classified as substandard consisted of $2.8 million in one- to four-family loans, $222,000 in multi-family loans, $3.3 million in commercial real estate loans, $8,000 in home equity lines of credit, $17,000 in commercial business loans and $16,000 in consumer loans. No loans were classified as doubtful or loss at September 30, 2015.

At September 30, 2015, watch assets consisted of $750,000 in one- to four-family residential mortgage loans, $168,000 in multi-family loans, $728,000 in commercial real estate loans, and $1.2 million in commercial business loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2015 and June 30, 2015, we had $2.6 million and $2.6 million, respectively, of troubled debt restructurings. At September 30, 2015 our troubled debt restructurings consisted of $1.3 million in one- to four-family residential mortgage loans, $1.3 million in multi-family loans, $11,000 in commercial real estate loans, $8,000 in home equity lines of credit, $17,000 in commercial business loans, and $6,000 in consumer loans.

At September 30 2015, we had $61,000 in foreclosed assets compared to $50,000 as of June 30, 2015. Foreclosed assets at September 30, 2015 and at June 30, 2015, consisted entirely of residential real estate properties.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	2014

Balance, beginning of period	$4,211	$3,958
Loans charged off:
Real estate loans:
One- to four-family	(23)	(2)
Multi-family	—	—
Commercial	—	—
HELOC	—	(28)
Construction	—	—
Commercial business	—	—
Consumer	(1)	(4)

Gross charged off loans	(24)	(34)

Recoveries of loans previously charged off:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	—	9

Gross recoveries of charged off loans	—	9

Net charge-offs	(24)	(25)

Provision charged to expense	480	104

Balance, end of period	$4,667	$4,037

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $456,000 to $4.7 million at September 30, 2015, from $4.2 million at June 30, 2015. The increase was primarily the result of an increase in outstanding loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at September 30, 2015.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of September 30 and June 30, 2015:

Portfolio segment	September 30, 2015 Net charge-offs – 12 quarter weighted historical	June 30, 2015 Net charge-offs – 12 quarter weighted historical

Real Estate:
One- to four-family	0.02%	0.01%
Multi-family	(.10%)	(0.09)%
Commercial	.01%	0.02%
HELOC	0.08%	0.15%
Construction	.00%	.00%
Commercial business	0.12%	0.13%
Consumer	(0.04)%	(0.04)%
Entire portfolio total	.00%	.00%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At September 30, 2015, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at September 30, 2015	Qualitative factor applied at June 30, 2015

Real Estate:
One- to four-family	0.79%	0.81%
Multi-family	1.55%	1.54%
Commercial	1.23%	1.23%
HELOC	1.02%	0.95%
Construction	0.98%	0.65%
Commercial business	1.84%	1.87%
Consumer	0.88%	0.94%
Entire portfolio total	1.16%	1.15%

At September 30, 2015, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $4.6 million, as compared to $4.2 million at June 30, 2015. The general increase in qualitative factors was attributable primarily to the increase in non-accrual loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2015 and the year ended June 30, 2015, our liquidity ratio averaged 26.2% and 31.6% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2015.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $13.3 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at September 30, 2015.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities was $1.7 million and $1.1 million for the three months ended September 30, 2054 and 2014, respectively. Net cash provided by investing activities consisted primarily of proceeds from the sales, maturities, pay downs of available-for-sale securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash provided by investing activities was $6.2 million and $8.8 million for the three months ended September 30, 2015 and 2014, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts. The net cash used in financing activities was $7.9 million and $11.0 million for the three months ended September 30, 2015 and 2014, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2015 and June 30, 2015.

	September 30, 2015	June 30, 2015
	(Dollars in thousands)

Commitments to fund loans	$19,637	$32,028
Lines of credit	35,919	32,947

At September 30, 2015, certificates of deposit due within one year of September 30, 2015 totaled $148.2 million, or 36.3% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $57.0 million at September 30, 2015. At September 30, 2015, we had the ability to borrow up to an additional $103.0 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $25.9 million from the Federal Reserve based on current collateral pledged.

During the quarter ended September 30, 2015, 51,000 shares were repurchased as part of the stock repurchase program that was announced by the Company on May 21, 2015, which allowed the Company to repurchase up to 210,313 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September, 2015, the Company had repurchased 178,000 shares and the maximum number of shares that may yet be purchased under the plan was 32,313.

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

	September 30, 2015	June 30, 2015	Minimum to Be Well
	Actual	Actual	Capitalized

Tier 1 capital to total assets
Association	12.0%	11.9%	5.0%
Company	14.3%	14.5%	N/A
Common equity tier 1 to risk-weighted assets
Association	17.4%	18.2%	6.5%
Company	20.7%	22.0%	N/A
Tier 1 capital to risk-weighted assets
Association	17.4%	18.2%	8.0%
Company	20.7%	22.0%	N/A
Total capital to risk-weighted assets
Association	18.6%	19.3%	10.0%
Company	21.9%	23.2%	N/A

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

	For the Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)

Assets
Loans	$381,445	3,912	4.10%	$336,517	3,501	4.16%
Securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	98,676	650	2.63%	106,644	727	2.73%
Mortgage-backed:
GSE residential	46,428	317	2.73%	65,827	422	2.56%
State and political subdivisions	3,585	20	2.23%	3,416	18	2.11%

Total securities	148,689	987	2.66%	175,887	1,167	2.65%
Other	7,851	9	0.46%	8,093	12	0.59%

Total interest-earning assets	537,985	4,908	3.65%	520,497	4,680	3.60%
Non-interest earning assets	23,929			23,550

Total assets	$561,914			$544,047

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$39,303	9	0.09%	$33,150	7	0.08%
Savings accounts	37,337	16	0.17%	34,327	15	0.17%
Money market accounts	67,922	33	0.19%	58,132	29	0.20%
Certificates of deposit	243,139	503	0.83%	268,565	574	0.85%

Total interest-bearing deposits	387,701	561	0.58%	394,174	625	0.63%
Federal Home Loan Bank Advances and repurchase agreements	68,954	213	1.24%	49,082	197	1.61%

Total interest-bearing liabilities	456,655	774	0.68%	443,256	822	0.74%
Noninterest-bearing liabilities	23,915			18,407

Total liabilities	480,570			461,663
Stockholders’ equity	81,344			82,384

Total liabilities and stockholders’ equity	$561,914			$544,047

Net interest income		$4,134			$3,858

Interest rate spread (1)			2.97%			2.86%
Net interest margin (2)			3.07%			2.96%
Net interest-earning assets (3)	$81,330			$77,241

Average interest-earning assets to interest-bearing liabilities	1.18%			1.17%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate

Interest-earning assets:
Loans	$736	$(325)	$411
Securities	(182)	—	(182)
Other	(3)	2	(1)

Total interest-earning assets	$551	$(323)	$228

Interest-bearing liabilities:
Interest-bearing checking or NOW	$(10)	$12	$2
Savings accounts	1	—	1
Certificates of deposit	49	(120)	(71)
Money market accounts	12	(8)	4

Total interest-bearing deposits	52	(116)	(64)
Federal Home Loan Bank advances	219	(203)	16

Total interest-bearing liabilities	$271	$319	$(48)

Change in net interest income	$280	$(4)	$276

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of September 30, 2015, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2015.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/15 – 7/31/15	—	$—	—	83,313
8/1/15 – 8/31/15	10,000	16.50	10,000	73,313
9/1/15 – 9/30/15	41,000	16.95	41,000	32,313

Total	51,000	$16.86	51,000

(1)	The Company announced a stock repurchase plan on May 21, 2015, whereby the Company could repurchase up to 210,313 shares of its common stock, or approximately 5% of the then current outstanding shares. There were 51,000 shares of the Company’s common stock repurchased by the Company during the three months ended September 30, 2015, and there were 32,313 shares yet to be repurchased under the plan as of September 30, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2015, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 12, 2015	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: November 12, 2015	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)