Form 10-Q
period 2015-12-31
IF Bancorp, Inc.
filed 2016-02-10
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

The Registrant had 4,014,061 shares of common stock, par value $0.01 per share, issued and outstanding as of February 3, 2016.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	December 31,	June 30,
	2015	2015
	(Unaudited)
Assets
Cash and due from banks	$5,385	$12,473
Interest-bearing demand deposits	242	751

Cash and cash equivalents	5,627	13,224

Interest-bearing time deposits in banks	251	250
Available-for-sale securities	116,650	170,630
Loans, net of allowance for loan losses of $5,050 and $4,211 at December 31, 2015 and June 30, 2015, respectively	413,839	356,194
Premises and equipment, net of accumulated depreciation of $5,931 and $5,681 at December 31, 2015 and June 30, 2015, respectively	4,701	4,800
Federal Home Loan Bank stock, at cost	5,425	5,425
Foreclosed assets held for sale	184	50
Accrued interest receivable	1,635	1,673
Bank-owned life insurance	8,422	8,289
Mortgage servicing rights	509	505
Deferred income taxes	2,655	2,249
Other	365	379

Total assets	$560,263	$563,668

Liabilities and Equity
Liabilities
Deposits
Demand	$18,121	$17,173
Savings, NOW and money market	152,375	150,759
Certificates of deposit	196,803	208,051
Brokered certificates of deposit	39,641	39,561

Total deposits	406,940	415,544

Repurchase agreements	5,165	4,024
Federal Home Loan Bank advances	62,000	58,000
Advances from borrowers for taxes and insurance	1,025	955
Accrued post-retirement benefit obligation	2,686	2,654
Accrued interest payable	51	65
Other	1,823	1,990

Total liabilities	479,690	483,232

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 4,014,061 and 4,079,274 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	40	41
Additional paid-in capital	47,342	47,009
Unearned ESOP shares, at cost, 298,298 and 307,920 shares at December 31, 2015 and June 30, 2015, respectively	(2,983)	(3,079)
Retained earnings	35,379	35,466
Accumulated other comprehensive income, net of tax	795	999

Total stockholders’ equity	80,573	80,436

Total liabilities and stockholders’ equity	$560,263	$563,668

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Interest and Dividend Income
Interest and fees on loans	$4,177	$3,569	$8,089	$7,070
Securities:
Taxable	719	1,095	1,668	2,230
Tax-exempt	37	39	75	71
Federal Home Loan Bank dividends	12	7	20	16
Deposits with other financial institutions	4	3	5	6

Total interest and dividend income	4,949	4,713	9,857	9,393

Interest Expense
Deposits	560	625	1,121	1,250
Federal Home Loan Bank advances	209	196	422	393

Total interest expense	769	821	1,543	1,643

Net Interest Income	4,180	3,892	8,314	7,750

Provision for Loan Losses	408	138	888	242

Net Interest Income After Provision for Loan Losses	3,772	3,754	7,426	7,508

Noninterest Income
Customer service fees	134	137	281	271
Other service charges and fees	45	25	95	53
Insurance commissions	169	145	354	344
Brokerage commissions	153	174	357	371
Net realized gains (losses) on sales of available-for-sale securities	153	56	302	(42)
Mortgage banking income, net	57	32	97	88
Gain on sale of loans	65	19	99	51
Bank-owned life insurance income, net	68	67	134	134
Other	221	178	424	328

Total noninterest income	1,065	833	2,143	1,598

Noninterest Expense
Compensation and benefits	2,249	2,037	4,488	4,087
Office occupancy	144	134	294	275
Equipment	258	237	506	521
Federal deposit insurance	75	73	151	152
Stationary, printing and office	63	44	102	89
Advertising	76	101	163	208
Professional services	134	119	284	246
Supervisory examinations	38	38	77	73
Audit and accounting services	25	24	86	70
Organizational dues and subscriptions	26	16	43	33
Insurance bond premiums	40	37	70	65
Telephone and postage	73	65	135	126
Loss on foreclosed assets, net	1	40	1	55
Other	461	339	760	623

Total noninterest expense	3,663	3,304	7,160	6,623

Income Before Income Tax	1,174	1,283	2,409	2,483
Provision for Income Tax	419	460	855	889

Net Income	$755	$823	$1,554	$1,594

Earnings Per Share:
Basic and diluted (Note 4)	$0.20	$0.21	$0.42	$0.40
Dividends declared per common share	$—	$—	$0.05	$0.05

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2015	2014

Net Income	$755	$823

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(627) and $822, for 2015 and 2014, respectively	(931)	1,218

Less: reclassification adjustment for realized gains included in net income, net of taxes of $62 and $23, for 2015 and 2014, respectively	91	33

	(1,022)	1,185

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(2) and $0 for 2015 and 2014, respectively	(3)	1

Other comprehensive income (loss), net of tax	(1,025)	1,186

Comprehensive Income (Loss)	$(270)	$2,009

	Six Months Ended December 31,
	2015	2014

Net Income	$1,554	$1,594

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(13) and $398, for 2015 and 2014, respectively	(19)	589

Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $122 and $(17), for 2015 and 2014, respectively	180	(25)

	(199)	614

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(2) and $1 for 2015 and 2014, respectively	(5)	2

Other comprehensive income (loss), net of tax	(204)	616

Comprehensive Income	$1,350	$2,210

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the six months ended December 31, 2015

Balance, July 1, 2015	$41	$47,009	$(3,079)	$35,466	$999	$80,436

Net income	—	—	—	1,554	—	1,554

Other comprehensive loss	—	—	—	—	(204)	(204)

Dividends on common stock, $0.05 per share	—	—	—	(188)	—	(188)

Stock equity plan	—	265	—	(28)	—	237

Stock repurchase, 83,313 shares, average price $17.11 each	(1)	—	—	(1,425)	—	(1,426)

ESOP shares earned, 9,622 shares	—	68	96	—	—	164

Balance, December 31, 2015	$40	$47,342	$(2,983)	$35,379	$795	$80,573

For the six months ended December 31, 2014

Balance, July 1, 2014	$44	$46,689	$(3,272)	$37,544	$1,081	$82,086

Net income	—	—	—	1,594	—	1,594

Other comprehensive income	—	—	—	—	616	616

Dividends on common stock, $0.05 per share	—	—	—	(203)	—	(203)

Stock equity plan	—	101	—	—	—	101

Stock repurchase, 38,600 shares, average price $16.50 each	(1)	—	—	(636)	—	(637)

ESOP shares earned, 9,622 shares	—	67	97	—	—	164

Balance, December 31, 2014	$43	$46,857	$(3,175)	$38,299	$1,697	$83,721

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2015	2014
Operating Activities
Net income	$1,554	$1,594
Items not requiring (providing) cash
Depreciation	214	218
Provision for loan losses	888	242
Amortization of premiums and discounts on securities	167	295
Deferred income taxes	(268)	(96)
Net realized gains on loan sales	(196)	(139)
Net realized (gains) losses on sales of available-for-sale securities	(302)	42
Loss on foreclosed assets held for sale	1	55
Bank-owned life insurance income, net	(134)	(134)
Originations of loans held for sale	(5,863)	(3,710)
Proceeds from sales of loans held for sale	6,058	4,136
ESOP compensation expense	164	164
Stock equity plan expense	237	101
Changes in
Accrued interest receivable	38	95
Other assets	14	96
Accrued interest payable	(14)	—
Post-retirement benefit obligation	25	33
Other liabilities	(167)	(733)

Net cash provided by operating activities	2,416	2,259

Investing Activities
Net change in interest bearing time deposits	(1)	—
Purchases of available-for-sale securities	(3,000)	(32,942)
Proceeds from the sales of available-for-sale securities	51,224	41,731
Proceeds from maturities and pay-downs of available-for-sale securities	5,556	3,507
Net change in loans	(58,688)	(13,184)
Purchase of premises and equipment	(114)	(50)
Proceeds from sale of foreclosed assets	17	173

Net cash used in investing activities	(5,006)	(765)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	2,564	(8,706)
Net increase (decrease) in certificates of deposit, including brokered certificates	(11,168)	9,506
Net increase in advances from borrowers for taxes and insurance	70	44
Proceeds from Federal Home Loan Bank advances	153,000	100,500
Repayments of Federal Home Loan Bank advances	(149,000)	(104,750)
Net increase in repurchase agreements	1,141	964
Dividends paid	(188)	(203)
Stock purchase per stock repurchase plan	(1,426)	(637)

Net cash used in financing activities	(5,007)	(3,282)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,597)	(1,788)
Cash and Cash Equivalents, Beginning of Period	13,224	12,731

Cash and Cash Equivalents, End of Period	$5,627	$10,943

Supplemental Cash Flows Information
Interest paid	$1,557	$1,643
Income taxes paid, net of refunds	$1,147	$874
Foreclosed assets acquired in settlement of loans	$152	$212

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2015 and June 30, 2015, and the results of its operations for the three month and six month periods ended December 31, 2015 and 2014. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the three month and six month periods ended December 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

A summary of ESOP shares at December 31, 2015 and June 30, 2015 are as follows (dollars in thousands):

	December 31, 2015	June 30, 2015
Allocated shares	72,524	55,350
Shares committed for release	9,622	19,245
Unearned shares	298,298	307,920

Total ESOP shares	380,444	382,515

Fair value of unearned ESOP shares (1)	$5,519	$5,090

(1)	Based on closing price of $18.50 and $16.53 per share on December 31, 2015, and June 30, 2015, respectively.

During the six months ended December 31, 2015, 2,071 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 8 years, starting in December 2016. As of December 31, 2015, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the six months ended December 31, 2015 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, June 30, 2015	167,000	$16.63
Granted	—	—
Exercised	2,857	16.63
Forfeited	—	—

Outstanding, December 31, 2015	164,143	$16.63	7.9	$307	(1)

Exercisable, December 31, 2015	52,714	$16.63	7.9	$99	(1)

(1)	Based on closing price of $18.50 per share on December 31, 2015.

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

There were 31,714 stock options that vested during the six months ended December 31, 2015 which included 9,429 stock options of one participant that vested due to disability. Another participant exercised 2,857 in stock options during the six months ended December 31, 2015. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the six months ended December 31, 2015. Total unrecognized compensation cost related to non-vested stock options was $278,000 at December 31, 2015 and is expected to be recognized over a weighted-average period of 4.9 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2015:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2015	76,950	$16.63
Granted	16,900	17.52
Forfeited	—	—
Earned and issued	—	—

Balance, December 31, 2015	93,850	$16.78

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was nominal and was recognized in non-interest expense for the six months ended December 31, 2015. Unrecognized compensation expense for non-vested restricted stock awards was $1.3 million at December 31, 2015, and is expected to be recognized over 7.9 years with a corresponding credit to paid-in capital.

Note 4:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2015 and 2014. The factors used in the earnings per common share computation follow:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014

Net income	$755	$823	$1,554	$1,594

Basic weighted average shares outstanding	4,015,289	4,286,703	4,043,222	4,289,430
Less: Average unallocated ESOP shares	(300,703)	(319,948)	(303,109)	(322,354)

Basic average shares outstanding	3,714,586	3,966,755	3,740,113	3,967,076

Diluted effect of restricted stock awards and stock options	1,957	—	917	—

Diluted average shares outstanding	3,716,543	3,966,755	3,741,030	3,967,076

Basic earnings per common share	$0.20	$0.21	$0.42	$0.40

Diluted earnings per common share	$0.20	$0.21	$0.42	$0.40

The Company announced a stock repurchase plan on May 14, 2014, whereby the Company could repurchase up to 221,383 shares of its common stock, or approximately 5% of its then current outstanding shares. As of September 30, 2014, 50,000 shares were repurchased at an average price of $16.50, and as of June 30, 2015, all 221,383 shares were repurchased at an average price of $16.52. The Company announced another stock repurchase plan on May 21, 2015, whereby the Company could repurchase up to 210,313 shares of its common stock, or approximately 5% of the then current outstanding shares. There were 83,313 shares of the Company’s common stock repurchased by the Company during the six months ended December 31, 2015, which completed the repurchase of all 210,313 shares at an average price of $16.86 per share.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock will vest over 10 years and the stock options will vest over 7 years, both starting in December 2014. On December 10, 2015, the Company awarded 16,900 shares of restricted stock to officers and directors of the Association as part of this plan. This restricted stock will vest over 8 years, starting in December 2016. In the six months ended December 31, 2015, one participant exercised 2,857 stock options and another participant fully vested their remaining 9,429 stock options and 5,400 shares of restricted stock. The remaining 164,143 in stock options and 79,662 shares of non-vested restricted stock were not included in the computation of diluted earnings per share as the stock awards were considered antidilutive for the three and six month periods ended December 31, 2015.

Note 5:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2015:
U.S. government, federal agency, and Government-sponsored enterprises (GSE)	$83,481	$1,644	$(12)	$85,113
Mortgage-backed:
GSE residential	27,980	257	(402)	27,835
State and political subdivisions	3,433	269	—	3,702

	$114,894	$2,170	$(414)	$116,650

June 30, 2015:
U.S. government, federal agency, and Government-sponsored enterprises (GSE)	$105,742	$2,283	$(87)	$107,938
Mortgage-backed:
GSE residential	59,213	531	(904)	58,840
State and political subdivisions	3,585	267	—	3,852

	$168,540	$3,081	$(991)	$170,630

With the exception of U.S. Government, federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $83,481,000 and $27,980,000, respectively, and a market value of approximately $85,113,000 and $27,835,000, respectively, at December 31, 2015, the Company held no securities at December 31, 2015 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at December 31, 2015, and June 30, 2015 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value

Within one year	$11,185	$11,407
One to five years	24,068	24,791
Five to ten years	49,788	50,600
After ten years	1,873	2,017

	86,914	88,815
Mortgage-backed securities	27,980	27,835

Totals	$114,894	$116,650

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $61,666,000 and $58,260,000 as of December 31, 2015 and June 30, 2015, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $5.2 million at December 31, 2015 and $4.0 million at June 30, 2015. At December 31, 2015, approximately $1.6 million of our repurchase agreements had an overnight maturity, while the remaining $3.6 million in repurchase agreements had a monthly maturity. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $490,000 and $458,000, and gross losses of $188,000 and $500,000, resulting from sales of available-for-sale securities were realized for the six month periods ended December 31, 2015 and 2014, respectively. The tax provision applicable to these net realized gains amounted to approximately $122,000 and $(17,000), respectively. Gross gains of $153,000 and $65,000, and gross losses of $0 and $9,000, resulting from sales of available-for-sale securities were realized for the three month periods ended December 31, 2015 and 2014, respectively. The tax provision applicable to these net realized gains amounted to approximately $62,000 and $23,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at December 31, 2015 and June 30, 2015 was $21,470,000 and $49,541,000 respectively, which is approximately 18.4% and 29.0% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following tables show the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and June 30, 2015:

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE)	$4,989	$(12)	$—	$—	$4,989	$(12)
Mortgage-backed:
GSE residential	3,368	(23)	13,113	(379)	16,481	(402)

Total temporarily impaired securities	$8,357	$(35)	$13,113	$(379)	$21,470	$(414)

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and federal agency and Government sponsored enterprises (GSE)	$9,913	$(87)	$—	$—	$9,913	$(87)
Mortgage-backed:
GSE residential	20,875	(322)	18,753	(582)	39,628	(904)

Total temporarily impaired securities	$30,788	$(409)	$18,753	$(582)	$49,541	$(991)

The unrealized losses on the Company’s investment in residential mortgage-backed securities, and U.S. Government and federal agency and Government sponsored enterprises were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Note 6:	Loans and Allowance for Loan Losses

Classes of loans include:

	December 31, 2015	June 30, 2015

Real estate loans:
One- to four-family, including home equity loans	$148,883	$145,064
Multi-family	80,352	58,399
Commercial	111,189	103,614
Home equity lines of credit	7,622	7,713
Construction	11,020	987
Commercial	51,537	37,151
Consumer	9,223	8,325

Total loans	419,826	361,253

Less:
Unearned fees and discounts, net	147	155
Loans in process	790	693
Allowance for loan losses	5,050	4,211

Loans, net	$413,839	$356,194

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s lending activity includes the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer loans (consisting primarily of automobile loans), construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois and Champaign, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one- to four-family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans, and unsecured loans up to $300,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.

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

One- to four-family Residential Mortgage Loans

The Company offers one- to four-family residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. In recent years there has been an increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, the Company has sold a substantial portion of the fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. Generally, the Company retains fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans originated in recent years due to the favorable long-term rates for borrower. The Company also offers USDA Rural Development loans and releases the servicing.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $191,541,000 and $162,013,000 as of December 31, 2015 and June 30, 2015, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $11,087,000 and $11,489,000 at December 31, 2015 and June 30, 2015, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, but still primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $47,158,000 and $27,821,000 at December 31, 2015 and June 30, 2015, respectively, of which $17,750,000 and $8,814,000, at December 31, 2015 and June 30, 2015 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and six month periods ended December 31, 2015 and 2014 and the year ended June 30, 2015:

	Three Months Ended December 31, 2015 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,247	$1,064	$1,352	$85
Provision charged to expense	62	82	(45)	30
Losses charged off	(22)	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,290	$1,146	$1,307	$115

Ending balance: individually evaluated for impairment	$94	$—	$20	$28

Ending balance: collectively evaluated for impairment	$1,196	$1,146	$1,287	$87

Loans:

Ending balance	$148,883	$80,352	$111,189	$7,622

Ending balance: individually evaluated for impairment	$3,437	$1,493	$72	$360

Ending balance: collectively evaluated for impairment	$145,446	$78,859	$111,117	$7,262

	Three Months Ended December 31, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$37	$798	$84	$—	$4,667
Provision charged to expense	82	192	5	—	408
Losses charged off	—	—	(7)	—	(29)
Recoveries	—	—	1	—	4

Balance, end of period	$119	$990	$83	$—	$5,050

Ending balance: individually evaluated for impairment	$—	$—	$3	$—	$145

Ending balance: collectively evaluated for impairment	$119	$990	$80	$—	$4,905

Loans:

Ending balance	$11,020	$51,537	$9,223	$—	$419,826

Ending balance: individually evaluated for impairment	$—	$15	$7	$—	$5,384

Ending balance: collectively evaluated for impairment	$11,020	$51,522	$9,216	$—	$414,442

	Six Months Ended December 31, 2015
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,216	$827	$1,246	$85
Provision charged to expense	116	319	61	30
Losses charged off	(45)	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,290	$1,146	$1,307	$115

Ending balance: individually evaluated for impairment	$94	$—	$20	$28

Ending balance: collectively evaluated for impairment	$1,196	$1,146	$1,287	$87

Loans:

Ending balance	$148,883	$80,352	$111,189	$7,622

Ending balance: individually evaluated for impairment	$3,437	$1,493	$72	$360

Ending balance: collectively evaluated for impairment	$145,446	$78,859	$111,117	$7,262

	Six Months Ended December 31, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$6	$744	$87	$—	$4,211
Provision charged to expense	113	246	3	—	888
Losses charged off	—	—	(8)	—	(53)
Recoveries	—	—	1	—	4

Balance, end of period	$119	$990	$83	$—	$5,050

Ending balance: individually evaluated for impairment	$—	$—	$3	$—	$145

Ending balance: collectively evaluated for impairment	$119	$990	$80	$—	$4,905

Loans:

Ending balance	$11,020	$51,537	$9,223	$—	$419,826

Ending balance: individually evaluated for impairment	$—	$15	$7	$—	$5,384

Ending balance: collectively evaluated for impairment	$11,020	$51,522	$9,216	$—	$414,442

	Year Ended June 30, 2015 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,391	$842	$968	$111
Provision charged to expense	27	(15)	278	(4)
Losses charged off	(231)	—	—	(35)
Recoveries	29	—	—	13

Balance, end of year	$1,216	$827	$1,246	$85

Ending balance: individually evaluated for impairment	$57	$—	$25	$—

Ending balance: collectively evaluated for impairment	$1,159	$827	$1,221	$85

Loans:
Ending balance	$145,064	$58,399	$103,614	$7,713

Ending balance: individually evaluated for impairment	$3,274	$1,537	$46	$8

Ending balance: collectively evaluated for impairment	$141,790	$56,862	$103,568	$7,705

	Year Ended June 30, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of year	$10	$543	$93	$—	$3,958
Provision charged to expense	(4)	201	(23)	—	460
Losses charged off	—	—	(12)	—	(278)
Recoveries	—	—	29	—	71

Balance, end of year	$6	$744	$87	$—	$4,211

Ending balance: individually evaluated for impairment	$—	$—	$9	$—	$91

Ending balance: collectively evaluated for impairment	$6	$744	$78	$—	$4,120

Loans:
Ending balance	$987	$37,151	$8,325	$—	$361,253

Ending balance: individually evaluated for impairment	$—	$21	$21	$—	$4,907

Ending balance: collectively evaluated for impairment	$987	$37,130	$8,304	$—	$356,346

	Three Months Ended December 31, 2014 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,408	$787	$962	$91
Provision charged to expense	42	(15)	116	(2)
Losses charged off	(52)	—	—	—
Recoveries	10	—	—	—

Balance, end of period	$1,408	$772	$1,078	$89

Ending balance: individually evaluated for impairment	$186	$—	$29	$—

Ending balance: collectively evaluated for impairment	$1,222	$772	$1,049	$89

Loans:

Ending balance	$148,935	$55,894	$94,419	$8,045

Ending balance: individually evaluated for impairment	$3,399	$1,575	$49	$—

Ending balance: collectively evaluated for impairment	$145,536	$54,319	$94,370	$8,045

	Three Months Ended December 31, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$6	$693	$90	$—	$4,037
Provision charged to expense	—	(2)	(1)	—	138
Losses charged off	—	—	(5)	—	(57)
Recoveries	—	—	10	—	20

Balance, end of period	$6	$691	$94	$—	$4,138

Ending balance: individually evaluated for impairment	$—	$—	$12	$—	$227

Ending balance: collectively evaluated for impairment	$6	$691	$82	$—	$3,911

Loans:

Ending balance	$955	$30,764	$8,871	$—	$347,883

Ending balance: individually evaluated for impairment	$—	$624	$22	$—	$5,669

Ending balance: collectively evaluated for impairment	$955	$30,140	$8,849	$—	$342,214

	Six Months Ended December 31, 2014 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,391	$842	$968	$111
Provision charged to expense	61	(70)	110	6
Losses charged off	(54)	—	—	(28)
Recoveries	10	—	—	—

Balance, end of period	$1,408	$772	$1,078	$89

Ending balance: individually evaluated for impairment	$186	$—	$29	$—

Ending balance: collectively evaluated for impairment	$1,222	$772	$1,049	$89

Loans:

Ending balance	$148,935	$55,894	$94,419	$8,045

Ending balance: individually evaluated for impairment	$3,399	$1,575	$49	$—

Ending balance: collectively evaluated for impairment	$145,536	$54,319	$94,370	$8,045

	Six Months Ended December 31, 2014 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning of period	$10	$543	$93	$—	$3,958
Provision charged to expense	(4)	148	(9)	—	242
Losses charged off	—	—	(9)	—	(91)
Recoveries	—	—	19	—	29

Balance, end of period	$6	$691	$94	$—	$4,138

Ending balance: individually evaluated for impairment	$—	$—	$12	$—	$227

Ending balance: collectively evaluated for impairment	$6	$691	$82	$—	$3,911

Loans:

Ending balance	$955	$30,764	$8,871	$—	$347,883

Ending balance: individually evaluated for impairment	$—	$624	$22	$—	$5,669

Ending balance: collectively evaluated for impairment	$955	$30,140	$8,849	$—	$342,214

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

December 31, 2015:
Pass	$145,012	$78,693	$107,262	$7,262	$11,020	$48,655	$9,196	$407,100
Watch	629	1,284	3,557	—	—	2,567	—	8,037
Substandard	3,242	375	370	360	—	315	27	4,689
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$148,883	$80,352	$111,189	$7,622	$11,020	$51,537	$9,223	$419,826

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2015:
Pass	$141,532	$57,989	$99,487	$7,705	$987	$36,054	$8,304	$352,058
Watch	759	170	748	—	—	1,076	—	2,753
Substandard	2,773	240	3,379	8	—	21	21	6,442
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$145,064	$58,399	$103,614	$7,713	$987	$37,151	$8,325	$361,253

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

December 31, 2015:
Real estate loans:
One- to four-family	$1,442	$565	$2,478	$4,485	$144,398	$148,883	$3
Multi-family	—	169	27	196	80,156	80,352	—
Commercial	—	42	41	83	111,106	111,189	—
Home equity lines of credit	122	31	348	501	7,121	7,622	—
Construction	—	—	—	—	11,020	11,020	—
Commercial	15	—	300	315	51,222	51,537	300
Consumer	22	3	20	45	9,178	9,223	20

Total	$1,601	$810	$3,214	$5,625	$414,201	$419,826	$323

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

June 30, 2015:
Real estate loans:
One- to four-family	$2,129	$724	$2,279	$5,132	$139,932	$145,064	$15
Multi-family	174	31	—	205	58,194	58,399	—
Commercial	—	137	—	137	103,477	103,614	—
Home equity lines of credit	19	—	—	19	7,694	7,713	—
Construction	—	—	—	—	987	987	—
Commercial	—	21	—	21	37,130	37,151	—
Consumer	40	—	21	61	8,264	8,325	7

Total	$2,362	$913	$2,300	$5,575	$355,678	$361,253	$22

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

The following tables present impaired loans:

				Three Months Ended December 31, 2015			Six Months Ended December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

December 31, 2015:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$3,075	$3,075	$—	$3,086	$8	$8	$3,095	$15	$18
Multi-family	1,493	1,493	—	1,502	23	23	1,515	38	45
Commercial	31	31	—	31	—	—	30	—	—
Home equity line of credit	12	12	—	13	—	—	14	—	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	15	15	—	16	—	—	18	—	—
Consumer	4	4	—	5	—	—	5	—	—

Loans with a specific valuation allowance
Real estate loans:
One- to-four family	362	362	94	365	2	2	368	2	3
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	41	41	20	42	—	—	44	—	—
Home equity line of credit	348	348	28	348	(1)	—	348	(1)	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	3	3	3	4	—	—	6	—	—
Total:
Real estate loans:
One- to-four family	3,437	3,437	94	3,451	10	10	3,463	17	21
Multi-family	1,493	1,493	—	1,502	23	23	1,515	38	45
Commercial	72	72	20	73	—	—	74	—	—
Home equity line of credit	360	360	28	361	(1)	—	362	(1)	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	15	15	—	16	—	—	18	—	—
Consumer	7	7	3	9	—	—	11	—	—

	$5,384	$5,384	$145	$5,412	$32	$33	$5,443	$54	$68

				Year Ended June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

June 30, 2015:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,801	$2,801	$—	$2,851	$18	$31
Multi-family	1,537	1,537	—	1,573	69	92
Commercial	—	—	—	—	—	—
Home equity line of credit	8	8	—	9	—	—
Construction	—	—	—	—	—	—
Commercial	21	21	—	25	—	—
Consumer	6	6	—	9	—	—

Loans with a specific allowance
Real estate loans:
One- to four-family	473	473	57	487	6	11
Multi-family	—	—	—	—	—	—
Commercial	46	46	25	50	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	15	15	9	22	1	1

Total:
Real estate loans:
One- to four-family	3,274	3,274	57	3,338	24	42
Multi-family	1,537	1,537	—	1,573	69	92
Commercial	46	46	25	50	—	—
Home equity line of credit	8	8	—	9	—	—
Construction	—	—	—	—	—	—
Commercial	21	21	—	25	—	—
Consumer	21	21	9	31	1	1

	$4,907	$4,907	$91	$5,026	$94	$135

				Three Months Ended December 31, 2014			Six Months Ended December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

December 31, 2014 (Unaudited):
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$2,695	$2,695	$—	$2,702	$7	$8	$2,709	$11	$18
Multi-family	1,575	1,575	—	1,585	23	23	1,598	38	46
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	624	624	—	544	—	2	327	—	2
Consumer	10	10	—	12	—	—	13	—	—

Loans with a specific valuation allowance
Real estate loans:
One- to-four family	704	704	186	710	3	3	714	4	6
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	49	49	29	50	—	—	52	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	12	12	12	13	—	—	14	—	—
Total:
Real estate loans:
One- to-four family	3,399	3,399	186	3,412	10	11	3,423	15	24-
Multi-family	1,575	1,575	—	1,585	23	23	1,598	38	46-
Commercial	49	49	29	50	—	—	52	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	624	624	—	544	—	2	327	—	2
Consumer	22	22	12	25	—	—	27	—	—

	$5,669	$5,669	$227	$5,616	$33	$36	$5,427	$53	$72

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015
Mortgages on real estate:
One- to four-family	$2,782	$2,724
Multi-family	208	240
Commercial	72	46
Home equity lines of credit	348	—
Construction loans	—	—
Commercial business loans	15	21
Consumer loans	7	14

Total	$3,432	$3,045

At December 31, 2015 and June 30, 2015, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring except for three one-to-four-family residential loans totaling $450,000, as of both December 31, 2015 and June 30, 2015. As of December 31, 2015 all loans listed were on nonaccrual except for ten one- to four-family residential loans totaling $655,000, one multi-family loan for $1.3 million, and two home equity line of credit loans totaling $7,000. All loans listed as of June 30, 2015 were on nonaccrual except for nine one- to four-family residential loans totaling $551,000, and one multi-family loan for $1.3 million, and one home equity line of credit for $8,000.

	December 31, 2015	June 30, 2015
Real estate loans
One- to four-family	$1,279	$1,307
Multi-family	1,284	1,297
Commercial	11	12
Home equity lines of credit	7	8

Total real estate loans	2,581	2,624

Construction	—	—
Commercial and industrial	15	21
Consumer loans	4	—

Total	$2,600	$2,645

During the six month period ended December 31, 2015, one home equity line of credit loan for $5,000 and one consumer loan for $4,000 were modified.

During the year ended June 30, 2015, the Company modified two one- to four-family residential real estate loans, with a recorded investment of $27,000, one commercial real estate loan with a recorded investment of $12,000, and one home equity line of credit for $8,000.

During the six month period ended December 31, 2014, the Company modified two one- to four-family loans in the amount of $28,000.

The Company has three TDRs, all of which were one- to four-family residential loans totaling $450,000, that were in default as of December 31, 2015, and were restructured in prior periods. All three loans were in foreclosure at December 31, 2015. The Company had three TDRs, all one- to four-family residential loans totaling $450,000 that were in default as of June 30, 2015, and were restructured in the prior years. All three loans were in foreclosure at June 30, 2015. The Company defines a default as any loan that becomes 90 days or more past due.

Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses.

Note 7:	Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,425,000 of Federal Home Loan Bank stock as of both December 31, 2015 and June 30, 2015. The FHLB provides liquidity and funding through advances.

Note 8:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, were as follows at the dates specified:

	December 31, 2015	June 30, 2015

Net unrealized gains on securities available-for-sale	$1,756	$2,090
Net unrealized postretirement health benefit plan obligations	(425)	(417)

	1,331	1,673
Tax effect	(536)	(674)

Total	$795	$999

Note 9:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six month periods ended December 31, 2015 and 2014, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014	Affected Line Item in the Condensed Consolidated Statements of Income

Unrealized gains (losses) on available-for-sale securities	$153	$56	$302	$(42)	Net realized gains on sale of available-for-sale securities

Amortization of defined benefit pension items:
Transition obligation	—	6	—	12	Components are included in computation of net periodic pension cost
Actuarial losses	7	7	17	14
Prior service costs	(12)	(12)	(24)	(24)

Total reclassified amount before tax	148	57	295	(40)
Tax expense (benefit)	60	23	120	(16)	Provision for Income Tax

Total reclassification out of AOCI	$88	$34	$175	$(24)	Net Income

Note 10:	Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Computed at the statutory rate (34%)	$399	$436	$819	$844
Decrease resulting from
Tax exempt interest	(13)	(13)	(26)	(24)
Cash surrender value of life insurance	(23)	(23)	(46)	(46)
State income taxes	44	50	83	92
Other	12	10	25	23

Actual expense	$419	$460	$855	$889

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

Under the new capital regulations, the minimum capital ratios are: (1) CETI capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and June 30, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:
Available-for-sale securities:
US Government and federal agency	$85,113	$—	$85,113	$—
Mortgage-backed securities – GSE residential	27,835	—	27,835	—
State and political subdivisions	3,702	—	3,702	—

Mortgage servicing rights	509	—	—	509

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015:
Available-for-sale securities:
US Government and federal agency	$107,938	$—	$107,938	$—
Mortgage-backed securities – GSE residential	58,840	—	58,840	—
State and political subdivisions	3,852	—	3,852	—

Mortgage servicing rights	505	—	—	505

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2015. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of December 31, 2015 or June 30, 2015. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of December 31, 2015 or June 30, 2015.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights

Balance, July 1, 2015	$505

Total realized and unrealized gains and losses included in net income	(9)
Servicing rights that result from asset transfers	44
Payments received and loans refinanced	(31)

Balance, December 31, 2015	$509

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(9)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and June 30, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:

Impaired loans (collateral-dependent)	$406	$—	$—	$406

June 30, 2015:

Impaired loans (collateral-dependent)	$63	$—	$—	$63

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Impaired loans (collateral-dependent)	$(15)	$(11)	$(35)	$(11)
Foreclosed and repossessed assets held for sale	—	(66)	—	(81)

Total losses on assets measured on a non-recurring basis	$(15)	$(77)	$(35)	$(92)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2015 and June 30, 2015.

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$509	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% - 10.5% (9.5%) 11.0% - 12.9% (12.0%) .15% - .34% (.33%)

Impaired loans (collateral-dependent)	406	Market comparable properties	Marketability discount	11.1% - 11.8% (11.3%)

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$505	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% - 10.5% (9.5%) 10.0% - 11.5% (10.7%) .15% - .34% (.33%)
Impaired loans (collateral-dependent)	63	Market comparable properties	Marketability discount	0% - 11.1% (10.1%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and June 30, 2015.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2015:
Financial assets
Cash and cash equivalents	$5,627	$5,627	$—	$—
Interest-bearing time deposits in banks	251	251	—	—
Loans, net of allowance for loan losses	413,839	—	—	410,081
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,635	—	1,635	—

Financial liabilities
Deposits	406,940	—	170,496	236,470
Repurchase agreements	5,165	—	5,165	—
Federal Home Loan Bank advances	62,000	—	62,488	—
Advances from borrowers for taxes and insurance	1,025	—	1,025	—
Accrued interest payable	51	—	51	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015:
Financial assets
Cash and cash equivalents	$13,224	$13,224	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	356,194	—	—	357,945
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,673	—	1,673	—

Financial liabilities
Deposits	415,544	—	167,927	247,844
Repurchase agreements	4,024	—	4,024	—
Federal Home Loan Bank advances	58,000	—	58,833	—
Advances from borrowers for taxes and insurance	955	—	955	—
Accrued interest payable	65	—	65	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston and Savoy, Illinois and Osage Beach, Missouri. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation, is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 3.01% for the six months ended December 31, 2015 from 2.86% for the six months ended December 31, 2014. Net interest income increased to $8.3 million for the six months ended December 31, 2015 from $7.8 million for the six months ended December 31, 2014.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $3.8 million, or 0.9% of total loans at December 31, 2015 and $3.1 million, or 0.8% of total loans at June 30, 2015. Our non-performing assets totaled $3.9 million or 0.7% of total assets at December 31, 2015, and $3.1 million, or 0.6% of total assets at June 30, 2015.

At December 31, 2015, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2015 was $1.6 million, compared to a net income of $1.6 million for the six months ended December 31, 2014. The net income was the same in each of the six month periods due to an increase in provision for loan losses and a slight increase in noninterest expense, offset by an increase in net interest income, an increase in noninterest income, and a decrease in tax expense.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2015.

Comparison of Financial Condition at December 31, 2015 and June 30, 2015

Total assets decreased $3.4 million, or 0.6%, to $560.3 million at December 31, 2015 from $563.7 million at June 30, 2015. The decrease was primarily due to a $54.0 million decrease in investment securities, and a $7.6 million decrease in cash and cash equivalents offset in large part by a $57.6 million increase in net loans.

Net loans receivable, including loans held for sale, increased by $57.6 million, or 16.2%, to $413.8 million at December 31, 2015 from $356.2 million at June 30, 2015. The increase in net loans receivable during this period was due primarily to a $22.0 million, or 37.6%, increase in multi-family loans, a $7.6 million, or 7.3%, increase in commercial real estate loans, a $14.4 million, or 38.7%, increase in commercial business loans, a $10.0 million, or 1,016.5%, increase in construction loans, a $3.8 million, or 2.6%, increase in one- to four-family loans, and a $898,000, or 10.8%, increase in consumer loans, partially offset by a $91,000, or 1.2%, decrease in home equity lines of credit.

Investment securities, consisting entirely of securities available for sale, decreased $54.0 million, or 31.6%, to $116.7 million at December 31, 2015 from $170.6 million at June 30, 2015. The decrease was primarily due to the sale of securities to fund loan growth. We had no securities classified as held to maturity at December 31, 2015 or June 30, 2015.

As of December 31, 2015, foreclosed assets held for sale increased $134,000 to $184,000, and deferred income taxes increased $406,000 to $2.7 million, while premises and equipment decreased $99,000 to $4.7 million, and interest receivable decreased $38,000 to $1.6 million from their respective balances as of June 30, 2015. Federal Home Loan Bank stock was $5.4 million at both December 31, 2015 and June 30, 2015. The increase in foreclosed assets held for sale was due to the addition of residential real estate property, and the increase in deferred income taxes was mostly due to a decrease in the unrealized gain on sale of available-for-sale securities. The decrease in premises and equipment was primarily due to normal depreciation, and the decrease in interest receivable was due to the reduction of the investment security portfolio.

At December 31, 2015, our investment in bank-owned life insurance was $8.4 million, an increase of $133,000 from $8.3 million at June 30, 2015. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which resulted in a limit of $18.1 million at December 31, 2015.

Deposits decreased $8.6 million, or 2.1%, to $406.9 million at December 31, 2015 from $415.5 million at June 30, 2015. Certificates of deposit, excluding brokered certificates of deposit, decreased $11.2 million, or 5.4%, to $196.8 million, savings, NOW, and money market accounts increased $1.6 million, or 1.1%, to $152.4 million, brokered certificates of deposit increased $80,000, or 0.2%, to $39.6 million, and noninterest bearing demand accounts increased $948,000, or 5.5%, to $18.1 million. Repurchase agreements increased $1.1 million, or 28.4%, to $5.2 million at December 31, 2015, from $4.0 million at June 30, 2015. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $4.0 million, or 6.9%, to $62.0 million at December 31, 2015 from $58.0 million at June 30, 2015.

Advances from borrowers for taxes and insurance increased $70,000, or 7.3%, to $1.0 million at December 31, 2015 from $955,000 at June 30, 2015. Other liabilities decreased $167,000, or 8.4%, to $1.8 million at December 31, 2015 from $2.0 million on June 30, 2015. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the decrease in other liabilities was due to a general decrease in accounts payable and accrued expenses payable due to timing of payments.

Total equity increased $137,000, or 0.2%, to $80.6 million at December 31, 2015 from $80.4 million at June 30, 2015. Equity increased due to net income of $1.6 million, and ESOP and stock equity plan activity of $401,000, partially offset by a decrease in accumulated other comprehensive income (loss), net of tax, of $204,000, a decrease due to stock repurchases of $1.4 million, and dividends paid in the amount of $188,000. The increase due to stock equity plan activity was the result of the full vesting of one participant’s restricted stock and stock options due to disability, the exercising of options by one participant, and the vesting of new restricted stock awards granted on December 10, 2015. The decrease in other accumulated comprehensive income was primarily due to a decrease in unrealized gains on securities available for sale of $204,000. A stock repurchase program was adopted on May 21, 2015, which authorized the Company to repurchase up to 210,313 shares of its common stock, or approximately 5% of the then current outstanding shares. As of December 31, 2015, all 210,313 shares were repurchased, 83,313 of which were repurchased during the six months ended December 31, 2015.

Comparison of Operating Results for the Six Months Ended December 31, 2015 and 2014

General. Our net income for the six months ended December 31, 2015 was $1.6 million, compared to a net income of $1.6 million for the six months ended December 31, 2014. The net income was the same in each of the six month periods due to an increase in provision for loan losses, and an increase in noninterest expense, offset by an increase in net interest income, an increase in noninterest income, and a decrease in tax expense.

Net Interest Income. Net interest income increased 564,000, or 7.3%, to $8.3 million for the six months ended December 31, 2015 from $7.8 million for the six months ended December 31, 2014. This was a result of an increase of $464,000 in interest and dividend income and a decrease of $100,000 in interest expense. We had a $12.5 million, or 2.4%, increase in the average balance of interest earning assets, partially offset by an $8.4 million, or 1.9%, increase in average balance of interest bearing liabilities. We also had an increase in our interest rate spread by 15 basis points to 3.01% for the six months ended December 31, 2015 compared to 2.86% for the six months ended December 31, 2014, and an increase in our net interest margin by 14 basis points to 3.11% for the six months ended December 31, 2015 compared to 2.97% for the six months ended December 31, 2014.

Interest and Dividend Income. Interest and dividend income increased $464,000, or 4.9%, to $9.9 million for the six months ended December 31, 2015 from $9.4 million for the six months ended December 31, 2014. The increase in interest income was primarily due to a $1.0 million increase in interest income on loans, partially offset by a $562,000 decrease in interest on securities. The increase in interest income on loans resulted from a $55.6 million, or 16.4%, increase in the average balance of loans to $394.5 million for the six months ended December 31, 2015, from $338.9 million for the six months ended December 2014, partially offset by a 7 basis point, or 1.7%, decrease in the average yield on loans to 4.10% from 4.17%. Interest on securities decreased $558,000, or 24.3%, as a result of a $41.9 million decrease in the average balance of securities to $132.0 million at December 31, 2015, as well as a 1 basis point decrease in the average yield on securities to 2.64% from 2.65%.

Interest Expense. Interest expense decreased $100,000, or 6.1%, to $1.5 million for the six months ended December 31, 2015, from $1.6 million for the six months ended December 31, 2014. The decrease was primarily due to lower market interest rates during the period, partially offset by an increase in interest bearing liabilities.

Interest expense on interest-bearing deposits decreased by $129,000, or 10.3%, to $1.1 million for the six months ended December 31, 2015 from $1.3 million for the six months ended December 31, 2014. This decrease was due to a decrease of $4.3 million in the average balance of interest-bearing deposits to $389.7 million for the six months ended December 31, 2015 from $394.0 million for the six months ended December 31, 2014, as well as a 5 basis point decrease in the average cost of interest bearing deposits to 0.58% for the six months ended December 31, 2015 from 0.63% for the six months ended December 31, 2014.

Interest expense on borrowings increased $29,000, or 7.4%, to $422,000 for the six months ended December 31, 2015 from $393,000 for the six months ended December 31, 2014. This increase was due to an increase in the average balance of borrowings to $62.6 million for the six months ended December 31, 2015 from $49.9 million for the six months ended December 31, 2014, partially offset by a 22 basis point decrease in the average cost of such borrowings to 1.35% for the six months ended December 31, 2015 from 1.57% for the six months ended December 31, 2014.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $888,000 for the six months ended December 31, 2015, compared to a provision for loan losses of $242,000 for the six months ended December 31, 2014. The allowance for loan losses was $5.1 million, or 1.20% of total loans, at December 31, 2015, compared to $4.1 million, or 1.19% of total loans, at December 31, 2014 and $4.2 million, or 1.17% of total loans, at June 30, 2015. Non-performing loans increased to $3.8 million during the six month period ended December 31, 2015. During the six months ended December 31, 2015, a net charge-off of $49,000 was recorded while during the six months ended December 31, 2014, a net charge-off of $62,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Six Months Ended December 31, 2015	Year Ended June 30, 2015

Allowance to non-performing loans at the end of the period	134.48%	137.30%
Allowance to total loans outstanding at the end of the period	1.20%	1.17%
Net charge-offs to average total loans outstanding during the period, annualized	0.02%	0.01%
Total non-performing loans to total loans at the end of the period	0.89%	0.85%
Total non-performing assets to total assets at the end of the period	0.70%	0.55%

Noninterest Income. Noninterest income increased $545,000, or 34.1%, to $2.1 million for the six months ended December 31, 2015 compared to $1.6 million for the six months ended December 31, 2014. The increase was primarily due to increases in net realized gains on the sale of securities available for sale, net gains on the sale of loans, and other services charges and fees, partially offset by decreases in brokerage commissions. For the six months ended December 31, 2015, net realized gains on the sale of securities available for sale increased $344,000 to $302,000, while net gains of the sale of loans increased $48,000 to $99,000, other service charges and fees increased $42,000 to $95,000, and brokerage commissions decreased $14,000 to $357,000. The increase in net realized gains on the sale of available-for-sale securities was a result of a larger amount of securities sold at a gain in the six months ended December 31, 2015, than in the six months ended December 31, 2014. The increase in net gains on sale of loans income were due to an increase in the number of loans sold to the Federal Home Loan Bank of Chicago in the six months ending December 31, 2015, while the increase in other service charges and fees was due to an increase in the number of loan fees and an increase in the fee amount. The decrease in brokerage commissions reflects decreased activity due to movement in interest rates.

Noninterest Expense. Noninterest expense increased $537,000, or 8.1%, to $7.2 million for the six months ended December 31, 2015 from $6.6 million for the six months ended December 31, 2014. The largest components of this increase were compensation and benefits, which increased $401,000, or 9.8%, professional services, which increased $38,000, or 15.4%, and audit and accounting, which increased $16,000, or 22.9%. Compensation and benefits increased due to increased staffing, normal salary increases, and increased medical insurance costs. The increase in professional services and audit and accounting were due to additional services received in the six months ended December 31, 2015. These increases were partially offset by decreases in equipment expense of $15,000, advertising of $45,000, and net loss on foreclosed assets of $54,000. Decreases in equipment expense were due to fewer technology upgrades in the six months ended December 31, 2015, and decreases in advertising were due to increased advertising expenses in the six months ended December 31, 2014 due to the opening of our newest branch in Savoy, Illinois, while net loss on foreclosed assets decreased due to smaller losses taken in the six months ended December 31, 2015.

Income Tax Expense. We recorded a provision for income tax of $855,000 for the six months ended December 31, 2015, compared to a provision for income tax of $889,000 for the six months ended December 31, 2014, reflecting effective tax rates of 35.5% and 35.8%, respectively.

Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014

General. Net income decreased $68,000 to $755,000 net income for the three months ended December 31, 2015 from $823,000 net income for the three months ended December 31, 2014. The decrease was primarily due to an increase in the provision for loan losses and an increase in noninterest expense, largely offset by an increase in net interest income, an increase in noninterest income and a decrease in income tax expense.

Net Interest Income. Net interest income increased $288,000 to $4.2 million for the three months ended December 31, 2015 from $3.9 million for the three months ended December 31, 2014. The increase was a result of a $236,000 increase in interest and dividend income and a $52,000 decrease in interest expense. We had a $7.4 million, or 1.4%, increase in the average balance of interest earning assets, partially offset by a $3.4 million, or 0.8% increase in average balance of interest bearing liabilities. We also had an increase in our interest rate spread of 17 basis points to 3.04% for the three months ended December 31, 2015 compared to 2.87% for the three months ended December 31, 2014, and an increase in our net interest margin by 17 basis points to 3.15% for the three months ended December 31, 2015 compared to 2.98% for the three months ended December 31, 2014.

Interest and Dividend Income. Interest and dividend income increased $236,000, or 5.0%, to $4.9 million for the three months ended December 31, 2015 from $4.7 million for the three months ended December 31, 2014. The increase in interest and dividend income was primarily due to a $608,000 increase in interest income on loans, which resulted from a $66.3 million, or 19.4%, increase in the average balance of loans to $407.5 million for the three months ending December 31, 2015, from $341.3 million for the three months ending December 31, 2014, partially offset by an 8 basis point, or 2.0%, decrease in the average yield on loans to 4.10% from 4.18%. Interest on securities decreased $378,000, or 33.3%, as the average balance decreased by $56.7 million, or 33.0%, to $115.3 million for the three months ended December 31, 2015 from $172.0 million for the three months ended December 30, 2014, and the average yield decreased 2 basis points to 2.62% from 2.64%.

Interest Expense. Interest expense decreased $52,000, or 6.3%, to $769,000 for the three months ended December 31, 2015 from $821,000 for the three months ended December 31, 2014. This decrease was due to a 5 basis point decrease in rates, partially offset by a $3.4 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased by $65,000, or 10.4%, to $560,000 for the three months ended December 31, 2015 from $625,000 for the three months ended December 31, 2014. This decrease was due to a $2.0 million, or 0.5%, decrease in the average balance of interest-bearing deposits to $391.7 million for the three months ended

December 30, 2015 from $393.7 million for the three months ended December 31, 2014, as well as a decrease in the average cost of interest-bearing deposits to 0.57% for the three months ended December 31, 2015 from 0.63% for the three months ended December 31, 2014.

Interest expense on borrowings increased $13,000, or 6.6%, to $209,000 for the three months ended December 31, 2015 from $196,000 for the three months ended December 31, 2014. This increase was due to an increase in the average balance of borrowings to $56.2 million for the three months ended December 31, 2015, from $50.8 million for the three months ended December 31, 2014, partially offset by a 5 basis point decrease in the average cost of such borrowings to 1.49% for the three months ended December 31, 2015 from 1.54% for the three months ended December 31, 2014.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $408,000 for the three months ended December 31, 2015, compared to a provision for loan losses of $138,000 for the three months ended December 31, 2014. During the three months ended December 31, 2015 and 2014, $25,000 and $37,000, respectively, in net charge-offs were recorded.

Noninterest Income. Noninterest income increased $232,000, or 27.9%, to $1.1 million for the three months ended December 31, 2015 from $833,000 for the three months ended December 31, 2014. The increase was primarily due to an increase in net realized gains on the sale of securities available for sale, mortgage banking income, net gain on the sale of loans, and other service charges and fees, partially offset by a decrease in brokerage commissions. For the three months ended December 31, 2015, net realized gains on the sale of available-for-sale securities increased $97,000 to $153,000, mortgage banking income increased $25,000 to $57,000, net gain on the sale of loans increased $46,000 to $65,000, and other service charges and fees increased $20,000 to $45,000, brokerage commissions decreased $21,000 to $153,000. The increase in net realized gains on the sale of available-for-sale securities was due to the sale of more securities at a gain in the three months ended December 31, 2015 than in the three months ended December 31, 2014. The increases in net mortgage banking income, and gains on sale of loans were due to an increase in the number of loans sold to the Federal Home Loan Bank of Chicago in the three months ending December 31, 2015, and the increase in other service charges and fees was due to an increase in the number of fees and an increase in the fee amount. The decrease in brokerage commissions reflects decreased activity due to movement in interest rates.

Noninterest Expense. Noninterest expense increased $359,000, or 10.9%, to $3.7 million for the three months ended December 31, 2015, from $3.3 million for the three months ended December 31, 2014. The increase was primarily due to increases in compensation and benefits, which increased $212,000, or 10.4%, stationary, printing and office, which increased $19,000, or 43.2%, and professional services, which increased $15,000, or 12.6%, partially offset by decreases in net loss on foreclosed assets, which decreased $39,000, or 97.5%, and advertising, which decreased $25,000, or 24.8%. The increase in compensation and benefits was due to increased staffing, normal salary increase, and increased medical insurance costs. The increase in stationary, printing and office was due to additional supplies purchased in the three months ended December 31, 2015, and the increase in professional services was the result of additional services received in the three months ended December 31, 2015. The decrease in the net loss on foreclosed assets was due to smaller losses taken in the three months ended December 31, 2015, and the decrease in advertising was the result higher advertising expenses in the three months ended December 2014 due to the opening of our newest branch in Savoy, Illinois.

Income Tax Expense. We recorded a provision for income tax of $419,000 for the three months ended December 31, 2015, compared to a provision for income tax of $460,000 for the three months ended December 31, 2014, reflecting effective tax rates of 35.7% and 35.9%, respectively.

Asset Quality

At December 31, 2015, our non-accrual loans totaled $3.4 million, including $2.8 million in one- to four-family loans, $208,000 in multi-family loans, $72,000 in commercial real estate loans, $348,000 in home equity lines of credit, $15,000 in commercial business loans and $7,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At December 31, 2015, we had one one- to four family loan for $3,000, one commercial business loan for $300,000, and three consumer loans totaling $20,000, which were delinquent 90 days or greater and still accruing interest.

At December 31, 2015, loans classified as substandard equaled $4.7 million. Loans classified as substandard consisted of $3.2 million in one- to four-family loans, $375,000 in multi-family loans, $370,000 in commercial real estate loans, $360,000 in home equity lines of credit, $315,000 in commercial business loans and $27,000 in consumer loans. At December 31, 2015, no loans were classified as doubtful or loss.

At December 31, 2015, one- to four-family residential mortgage loans classified as substandard equaled $3.2 million compared to $2.8 million at June 30, 2015. At December 31, 2015, watch assets consisted of $629,000 in one- to four-family loans, $1.3 million in multi-family loans, $3.6 million in commercial real estate loans, and $2.6 million in commercial business loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At both December 31, 2015 and June 30, 2015, we had $2.6 million of troubled debt restructurings. At December 31, 2015 our troubled debt restructurings consisted of $1.3 million in one- to four-family loans, $1.3 million in multi-family loans, $11,000 in commercial real estate loans, $8,000 in home equity line of credit loans, $15,000 in commercial business loans, and $4,000 in consumer loans.

At December 31 2015, we had $184,000 in foreclosed assets compared to $50,000 as of June 30, 2015. Foreclosed assets at both December 31, 2015 and at June 30, 2015 consisted of all residential real estate properties.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six-month periods ended December 31, 2015 and 2014:

	Six months ended December 31,
	2015	2014

Balance, beginning of period	$4,211	$3,958
Loans charged off
Real estate loans
One- to four-family	(45)	(54)
Multi-family	—	—
Commercial	—	—
HELOC	—	(28)
Construction	—	—
Commercial business	—	—
Consumer	(8)	(9)

Gross charged off loans	(53)	(91)

Recoveries of loans previously charged off
Real estate loans
One- to four-family	3	10
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	1	19

Gross recoveries of charged off loans	4	29

Net charge offs	(49)	(62)

Provision charged to expense	888	242

Balance, end of period	$5,050	$4,138

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $839,000 to $5.1 million at December 31, 2015, from $4.2 million at June 30, 2015. This increase was primarily the result of an increase in outstanding loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loan loss in the Company’s loan portfolio at December 31, 2015.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of December 31 and June 30, 2015:

Portfolio segment	December 31, 2015 Net charge-offs – 12 quarter weighted historical	June 30, 2015 Net charge-offs – 12 quarter weighted historical

Real Estate:
One- to four-family	0.02%	0.01%
Multi-family	(0.08)%	(0.09)%
Commercial	0.01%	0.02%
HELOC	0.24%	0.15%
Construction	0.00%	0.00%
Commercial business	0.03%	0.13%
Consumer	(0.08)%	(0.04)%

Entire portfolio total	0.00%	0.00%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At December 31, 2015, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at December 31, 2015	Qualitative factor applied at June 30, 2015

Real Estate:
One- to four-family	0.81%	0.81%
Multi-family	1.53%	1.54%
Commercial	1.23%	1.23%
HELOC	0.96%	0.95%
Construction	1.12%	0.65%
Commercial business	1.89%	1.87%
Consumer	0.91%	0.94%

Entire portfolio total	1.18%	1.15%

At December 31, 2015, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.0 million, as compared to $4.2 million at June 30, 2015. The general increase in qualitative factors was attributable primarily to the change in criticized loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. For the three months ended December 31, 2015 and the year ended June 30, 2015, our liquidity ratio averaged 20.6% and 31.6% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2015.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $5.6 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $251,000 at December 31, 2015.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $2.4 million and $2.3 million for the six months ended December 31, 2015 and 2014, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay-downs on mortgage-backed securities. Net cash used in investing activities was $5.0 million and $765,000 for the six months ended December 31, 2015 and 2014, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash used in financing activities was $5.0 million and $3.3 million for the six months ended December 31, 2015 and 2014, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2015 and June 30, 2015.

	December 31, 2015	June 30, 2015
	(Dollars in thousands)

Commitments to fund loans	$21,129	$32,028
Lines of credit	56,119	32,947

At December 31, 2015, certificates of deposit due within one year of December 31, 2015 totaled $144.2 million, or 35.5% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $62.0 million at December 31, 2015. At December 31, 2015 we had the ability to borrow up to an additional $108.6 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $28.3 million from the Federal Reserve based on current collateral pledged.

During the six months ended December 31, 2015, 83,313 shares were repurchased as part of the stock repurchase program that was announced by the Company on May 21, 2015, which allowed the Company to repurchase up to 210,313 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of December 31, 2015, the Company had repurchased the entire 210,313 shares allowed in the repurchase plan at an average price of $16.86 per share.

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

	December 31, 2015	June 30, 2015	Minimum to Be Well
	Actual	Actual	Capitalized

Tier 1 capital to total assets
Association	12.3%	11.9%	5.0%
Company	14.5%	14.5%	N/A
Common equity tier 1 to risk-weighted assets
Association	16.2%	18.2%	6.5%
Company	19.2%	22.0%	N/A
Tier 1 capital to risk-weighted assets
Association	16.2%	18.2%	8.0%
Company	19.2%	22.0%	N/A
Total capital to risk-weighted assets
Association	17.5%	19.3%	10.0%
Company	20.4%	23.2%	N/A

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

	For the Three Months Ended December 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$407,534	4,177	4.10%	$341,282	3,569	4.18%
Securities:
U.S. government, federal agency and government-sponsored enterprises	83,502	551	2.64%	104,438	705	2.70%
U.S. government-sponsored enterprise MBS	28,252	185	2.62%	64,113	408	2.55%
State and political subdivisions	3,533	20	2.26%	3,408	21	2.46%

Total securities	115,287	756	2.62%	171,959	1,134	2.64%
Other	7,525	16	0.85%	9,683	10	0.41%

Total interest-earning assets	530,346	4,949	3.73%	522,924	4,713	3.61%
Non-interest earning assets	20,704			23,770

Total assets	$551,050			$546,694

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$41,107	9	0.09%	$34,678	8	0.09%
Savings accounts	37,386	11	0.12%	34,369	14	0.16%
Money market accounts	74,232	35	0.19%	56,557	28	0.20%
Certificates of deposit	238,988	505	0.85%	268,135	575	0.86%

Total interest-bearing deposits	391,713	560	0.57%	393,739	625	0.63%
Federal Home Loan Bank Advances	56,175	209	1.49%	50,767	196	1.54%

Total interest-bearing liabilities	447,888	769	0.69%	444,506	821	0.74%
Noninterest-bearing liabilities	22,109			18,546

	For the Three Months Ended December 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Total liabilities	469,997			463,052
Stockholders’ equity	81,053			83,642

Total liabilities and stockholders’ equity	$551,050			$546,694

Net interest income		$4,180			$3,892

Interest rate spread (1)			3.04%			2.87%

Net interest margin (2)			3.15%			2.98%

Net interest-earning assets (3)	$82,458			$78,418

Average interest-earning assets to interest-bearing liabilities	1.18%			1.18%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost
	(Dollars in thousands)

Assets
Loans	$394,490	8,089	4.10%	$338,900	7,070	4.17%
Securities:
U.S. government, federal agency and government-sponsored enterprises	91,089	1,201	2.64%	105,541	1,431	2.71%
U.S. government-sponsored enterprise MBS	37,340	502	2.69%	64,970	830	2.56%
State and political subdivisions	3,559	40	2.25%	3,412	40	2.34%

Total securities	131,988	1,743	2.64%	173,923	2,301	2.65%

	For the Six Months Ended December 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield /Cost	Average Balance	Interest Income/ Expense	Yield /Cost
	(Dollars in thousands)

Other	7,688	25	0.65%	8,888	22	0.50%

Total interest-earning assets	534,166	9,857	3.69%	521,711	9,393	3.60%
Non-interest earning assets	22,322			23,671

Total assets	$556,488			$545,382

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$40,205	18	0.09%	$33,914	15	0.09%
Savings accounts	37,361	27	0.14%	34,348	29	0.17%
Money market accounts	71,077	68	0.19%	57,348	57	0.20%
Certificates of deposit	241,064	1,008	0.84%	268,350	1,149	0.86%

Total interest-bearing deposits	389,707	1,121	0.58%	393,960	1,250	0.63%
Federal Home Loan Bank Advances	62,565	422	1.35%	49,924	393	1.57%

Total interest-bearing liabilities	452,272	1,543	0.68%	443,884	1,643	0.74%
Noninterest-bearing liabilities	23,017			18,485

Total liabilities	475,289			462,369
Stockholders’ equity	81,199			83,013

Total liabilities and stockholders’ equity	$556,488			$545,382

Net interest income		$8,314			$7,750

Interest rate spread (1)			3.01%			2.86%

Net interest margin (2)			3.11%			2.97%

Net interest-earning assets (3)	$81,894			$77,827

Average interest-earning assets to interest-bearing liabilities	1.18%			1.18%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended December 31, 2015 vs. 2014			Six Months Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,050	$(442)	$608	$1,355	$(336)	$1,019
Securities	(317)	(61)	(378)	(532)	(26)	(558)
Other	(14)	20	6	(7)	10	3

Total interest-earning assets	$719	$(483)	$236	$815	$(351)	$464

Interest-bearing liabilities:
Interest-bearing checking or NOW	$1	$—	$1	$3	$—	$3
Savings accounts	7	(10)	(3)	6	(8)	(2)
Certificates of deposit	(18)	(52)	(70)	(43)	(98)	(141)
Money market accounts	16	(9)	7	19	(8)	11

Total interest-bearing deposits	6	(71)	(65)	(15)	(114)	(129)
Federal Home Loan Bank advances	48	(35)	13	160	(131)	29

Total interest-bearing liabilities	$54	$(106)	$(52)	$145	$(245)	$(100)

Change in net interest income	$665	$(377)	$288	$670	$(106)	$564

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of December 31, 2015, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2015, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended December 31, 2015 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/15 – 10/31/15	5,500	$16.95	5,500	26,813
11/1/15 – 11/30/15	13,200	17.43	13,200	13,613
12/1/15 – 12/31/15	13,613	17.81	13,613	—

Total	32,313	$17.51	32,313	—

(1)	The Company announced a stock repurchase plan on May 21, 2015, whereby the Company could repurchase up to 210,313 shares of its common stock, or approximately 5% of the Company’s then outstanding shares. The Company repurchased 32,313 shares during the quarter ended December 31, 2015, at an average price of $17.51. As of December 31, 2015, all 210,313 shares were repurchased at an average price of $16.86.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring III (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K).

10.2	Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K).

10.3	Change in Control Agreement of Linda L. Hamilton (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015 (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 10, 2016	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: February 10, 2016	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer