Form 10-Q
period 2016-03-31
IF Bancorp, Inc.
filed 2016-05-11
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

The Registrant had 4,014,061 shares of common stock, par value $0.01 per share, issued and outstanding as of May 3, 2016.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	March 31,	June 30,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$12,098	$12,473
Interest-bearing demand deposits	328	751

Cash and cash equivalents	12,426	13,224

Interest-bearing time deposits in banks	251	250
Available-for-sale securities	118,514	170,630
Loans, net of allowance for loan losses of $5,253 and $4,211 at March 31, 2016 and June 30, 2015, respectively	429,612	356,194
Premises and equipment, net of accumulated depreciation of $6,040 and $5,717 at March 31, 2016 and June 30, 2015, respectively	4,642	4,800
Federal Home Loan Bank stock, at cost	5,425	5,425
Foreclosed assets held for sale	184	50
Accrued interest receivable	1,732	1,673
Bank-owned life insurance	8,488	8,289
Mortgage servicing rights	474	505
Deferred income taxes	2,052	2,249
Other	400	379

Total assets	$584,200	$563,668

Liabilities and Equity
Liabilities
Deposits
Demand	$19,697	$17,173
Savings, NOW and money market	152,725	150,759
Certificates of deposit	206,532	208,051
Brokered certificates of deposit	41,641	39,561

Total deposits	420,595	415,544

Repurchase agreements	4,947	4,024
Federal Home Loan Bank advances	70,000	58,000
Advances from borrowers for taxes and insurance	1,172	955
Accrued post-retirement benefit obligation	2,701	2,654
Accrued interest payable	46	65
Other	2,467	1,990

Total liabilities	501,928	483,232

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 4,014,061 and 4,079,274 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	40	41
Additional paid-in capital	47,437	47,009
Unearned ESOP shares, at cost, 293,486 and 307,920 shares at March 31, 2016 and June 30, 2015, respectively	(2,935)	(3,079)
Retained earnings	36,002	35,466
Accumulated other comprehensive income, net of tax	1,728	999

Total stockholders’ equity	82,272	80,436

Total liabilities and stockholders’ equity	$584,200	$563,668

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Interest and Dividend Income
Interest and fees on loans	$4,384	$3,599	$12,473	$10,669
Securities:
Taxable	704	1,068	2,372	3,298
Tax-exempt	37	42	112	113
Federal Home Loan Bank dividends	20	7	40	23
Deposits with other financial institutions	3	4	8	10

Total interest and dividend income	5,148	4,720	15,005	14,113

Interest Expense
Deposits	585	592	1,706	1,842
Federal Home Loan Bank advances and repurchase agreements	249	198	671	591

Total interest expense	834	790	2,377	2,433

Net Interest Income	4,314	3,930	12,628	11,680
Provision for Loan Losses	254	17	1,142	259

Net Interest Income After Provision for Loan Losses	4,060	3,913	11,486	11,421

Noninterest Income
Customer service fees	122	111	403	382
Other service charges and fees	69	32	164	85
Insurance commissions	184	193	538	537
Brokerage commissions	165	194	522	565
Net realized gains (losses) on sales of available-for-sale securities	115	1	417	(41)
Mortgage banking income, net	14	22	111	110
Gain on sale of loans	31	25	130	76
Bank-owned life insurance income, net	65	64	199	198
Other	161	160	585	488

Total noninterest income	926	802	3,069	2,400

Noninterest Expense
Compensation and benefits	2,245	2,185	6,733	6,272
Office occupancy	142	151	436	426
Equipment	250	241	756	762
Federal deposit insurance	80	78	231	230
Stationary, printing and office	42	43	144	132
Advertising	90	96	253	304
Professional services	106	93	390	339
Supervisory examinations	38	38	115	111
Audit and accounting services	17	14	103	84
Organizational dues and subscriptions	2	13	45	46
Insurance bond premiums	29	27	99	92
Telephone and postage	80	65	215	191
Loss (gain) on foreclosed assets, net	(1)	7	—	62
Other	380	308	1,140	931

Total noninterest expense	3,500	3,359	10,660	9,982

Income Before Income Tax	1,486	1,356	3,895	3,839
Provision for Income Tax	542	466	1,397	1,355

Net Income	$944	$890	$2,498	$2,484

Earnings Per Share:
Basic and diluted (Note 4)	$0.25	$0.23	$0.67	$0.63
Dividends declared per common share	$0.08	$0.05	$0.13	$0.10

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net Income	$944	$890
Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $678 and $467, for 2016 and 2015, respectively	1,006	689
Less: reclassification adjustment for realized gains included in net income, net of taxes of $46 and $0 for 2016 and 2015, respectively	69	(1)

	937	690
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(3) and $0 for 2016 and 2015, respectively	(4)	(1)

Other comprehensive income, net of tax	933	689

Comprehensive Income	$1,877	$1,579

	Nine Months Ended March 31,
	2016	2015
Net Income	$2,498	$2,484
Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $665 and $863, for 2016 and 2015, respectively	987	1,280
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $168 and $17, for 2016 and 2015, respectively	249	(24)

	738	1,304
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(6) and $1 for 2016 and 2015, respectively	(9)	2

Other comprehensive income, net of tax	729	1,306

Comprehensive Income	$3,227	$3,790

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the nine months ended March 31, 2016
Balance, July 1, 2015	$41	$47,009	$(3,079)	$35,466	$999	$80,436
Net income	—	—	—	2,498	—	2,498
Other comprehensive income	—	—	—	—	729	729
Dividends on common stock, $0.13 per share	—	—	—	(509)	—	(509)
Stock equity plan	—	321	—	(28)	—	293
Stock repurchase, 83,313 shares, average price $17.11 each	(1)	—	—	(1,425)	—	(1,426)
ESOP shares earned, 14,434 shares	—	107	144	—	—	251

Balance, March 31, 2016	$40	$47,437	$(2,935)	$36,002	$1,728	$82,272

For the nine months ended March 31, 2015
Balance, July 1, 2014	$44	$46,689	$(3,272)	$37,544	$1,081	$82,086
Net income	—	—	—	2,484	—	2,484
Other comprehensive income	—	—	—	—	1,306	1,306
Dividends on common stock, $0.10 per share	—	—	—	(420)	—	(420)
Stock equity plan	—	152	—	—	—	152
Stock repurchase, 38,600 shares, average price $16.50 each	(1)	—	—	(636)	—	(637)
ESOP shares earned, 14,434 shares	—	99	145	—	—	244

Balance, March 31, 2015	$43	$46,940	$(3,127)	$38,972	$2,387	$85,215

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2016	2015
Operating Activities
Net income	$2,498	$2,484
Items not requiring (providing) cash
Depreciation	323	325
Provision for loan losses	1,142	259
Amortization of premiums and discounts on securities	239	429
Deferred income taxes	(294)	(59)
Net realized gains on loan sales	(130)	(186)
Net realized (gains) losses on sales of available-for-sale securities	(417)	41
Loss on foreclosed assets held for sale	—	62
Bank-owned life insurance income, net	(199)	(198)
Originations of loans held for sale	(10,404)	(5,828)
Proceeds from sales of loans held for sale	10,658	6,222
ESOP compensation expense	251	244
Stock equity plan expense	293	152
Changes in
Accrued interest receivable	(59)	119
Other assets	(21)	229
Accrued interest payable	(19)	(8)
Post-retirement benefit obligation	32	47
Other liabilities	477	(409)

Net cash provided by operating activities	4,370	3,925

Investing Activities
Net change in interest bearing time deposits	(1)	—
Purchases of available-for-sale securities	(8,000)	(39,017)
Proceeds from the sales of available-for-sale securities	51,338	41,732
Proceeds from maturities and pay-downs of available-for-sale securities	10,191	7,462
Net change in loans	(74,835)	(9,149)
Purchase of premises and equipment	(165)	(59)
Proceeds from sale of foreclosed assets	48	274

Net cash provided by (used in) investing activities	(21,424)	1,243

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	4,490	1,540
Net increase in certificates of deposit, including brokered certificates	561	7,551
Net increase in advances from borrowers for taxes and insurance	217	232
Proceeds from Federal Home Loan Bank advances	210,500	120,000
Repayments of Federal Home Loan Bank advances	(198,500)	(135,750)
Net increase in repurchase agreements	923	2,079
Dividends paid	(509)	(420)
Stock purchase per stock repurchase plan	(1,426)	(637)

Net cash provided by (used in) financing activities	16,256	(5,405)

Net Decrease in Cash and Cash Equivalents	(798)	(237)
Cash and Cash Equivalents, Beginning of Period	13,224	12,731

Cash and Cash Equivalents, End of Period	$12,426	$12,494

Supplemental Cash Flows Information
Interest paid	$2,396	$2,441
Income taxes paid, net of refunds	$1,645	$1,438
Foreclosed assets acquired in settlement of loans	$182	$271
Dividends payable	$321	$217

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Form 10-Q (Unaudited)

(Table dollar amounts in thousands)

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Financial Statement Presentation

IF Bancorp, Inc., a Maryland corporation (the “Company”), became the holding company for Iroquois Federal Savings and Loan Association (the “Association”) upon completion of the Association’s conversion from the mutual form of organization to the stock holding company form of organization (the “Conversion”) on July 7, 2011. At the time of the conversion, the Company also established an employee stock ownership plan that purchased 384,900 shares of Company stock, and a charitable foundation, Iroquois Federal Foundation, to which the Company donated 314,755 shares of Company stock and $450,000 cash. IF Bancorp, Inc.’s common stock began trading on the NASDAQ Capital Market under the symbol “IROQ”.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2016 and June 30, 2015, and the results of its operations for the three month and nine month periods ended March 31, 2016 and 2015. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the three month and nine month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Note 2:	New Accounting Pronouncements

Recent and Future Accounting Requirements

In January 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-04 which affects all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015, for which the entity’s annual or interim financial statements have not been made available for issuance. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing standards for lease accounting effectively bringing most leases onto the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability, while leaving lessor accounting largely unchanged with only targeted changes incorporated into the update. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the pending adoption of ASU 2016-02 and its impact on the Company’s consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the pending adoption of ASU 2016-09 and its impact on the Company’s consolidated financial statements.

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

A summary of ESOP shares at March 31, 2016 and June 30, 2015 are as follows (dollars in thousands):

	March 31, 2016	June 30, 2015
Allocated shares	72,524	55,350
Shares committed for release	14,434	19,245
Unearned shares	293,486	307,920

Total ESOP shares	380,444	382,515

Fair value of unearned ESOP shares (1)	$5,435	$5,090

(1)	Based on closing price of $18.52 and $16.53 per share on March 31, 2016, and June 30, 2015, respectively.

During the nine months ended March 31, 2016, 2,071 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 8 years, starting in December 2016. As of March 31, 2016, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the nine months ended March 31, 2016 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2015	167,000	$16.63
Granted	—	—
Exercised	2,857	16.63
Forfeited	—	—

Outstanding, March 31, 2016	164,143	$16.63	7.7	$310	(1)

Exercisable, March 31, 2016	52,714	$16.63	7.7	$100	(1)

(1)	Based on closing price of $18.52 per share on March 31, 2016.

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

There were 31,714 options that vested during the nine months ended March 31, 2016 which included 9,429 stock options of one participant that vested due to disability. Another participant exercised 2,857 in stock options during the nine months ended March 31, 2016. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the nine months ended March 31, 2016. Total unrecognized compensation cost related to non-vested stock options was $264,000 at March 31, 2016 and is expected to be recognized over the remaining weighted-average period of 4.7 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2016:

	Shares	Weighted-Average Grant-Date Fair Value
Balance, June 30, 2015	76,950	$16.63
Granted	16,900	17.52
Forfeited	—	—
Earned and issued	—	—

Balance, March 31, 2016	93,850	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was nominal and was recognized in non-interest expense for the nine months ended March 31, 2016. Unrecognized compensation expense for non-vested restricted stock awards was $1.3 million and is expected to be recognized over 7.7 years with a corresponding credit to paid-in capital.

Note 4:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and nine month periods ended March 31, 2016 and 2015. The factors used in the earnings per common share computation are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net income	$944	$890	$2,498	$2,484

Basic weighted average shares outstanding	4,014,061	4,253,557	4,035,020	4,277,647
Less: Average unallocated ESOP shares	(295,892)	(315,137)	(300,703)	(319,948)

Basic average shares outstanding	3,718,169	3,938,420	3,734,317	3,957,699

Diluted effect of restricted stock awards and stock options	4,436	—	2,645	—

Diluted average shares outstanding	3,722,605	3,938,420	3,736,962	3,957,699

Basic earnings per common share	$0.25	$0.23	$0.67	$0.63

Diluted earnings per common share	$0.25	$0.23	$0.67	$0.63

The Company announced a stock repurchase plan on May 21, 2015, whereby the Company could repurchase up to 210,313 shares of its common stock, or approximately 5% of the then current outstanding shares. There were 83,313 shares of the Company’s common stock repurchased by the Company during the nine months ended March 31, 2016, which completed the repurchase of all 210,313 shares at an average price of $16.86 per share. The Company announced another stock repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of March 31, 2016, no shares had been repurchased under this plan.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock will vest over 10 years and the stock options will vest over 7 years, both starting in December 2014. On December 10, 2015, the Company awarded 16,900 shares of restricted stock to officers and directors of the Association as part of this plan. This restricted stock will vest over 8 years, starting in December 2016. In the six months ended December 31, 2015, one participant exercised 2,857 stock options and another participant fully vested their remaining 9,429 stock options and 5,400 shares of restricted stock. The remaining 164,143 in stock options and 79,662 shares of non-vested restricted stock were not included in the computation of diluted earnings per share as the stock awards were considered antidilutive for the three and nine month periods ended March 31, 2016.

Note 5:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses on securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2016:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$84,534	$2,617	$—	$87,151
Mortgage-backed:
GSE residential	27,222	437	(132)	27,527
State and political subdivisions	3,432	404	—	3,836

	$115,188	$3,458	$(132)	$118,514

June 30, 2015:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$105,742	$2,283	$(87)	$107,938
Mortgage-backed:
GSE residential	59,213	531	(904)	58,840
State and political subdivisions	3,585	267	—	3,852

	$168,540	$3,081	$(991)	$170,630

With the exception of U.S. Government and federal agency and GSE securities, and mortgage-backed GSE residential securities with a book value of approximately $84,534,000 and $27,222,000, respectively, and a market value of approximately $87,151,000 and $27,527,000, respectively, at March 31, 2016, the Company held no securities at March 31, 2016 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at March 31, 2016, and June 30, 2015 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$11,138	$11,305
One to five years	39,230	41,113
Five to ten years	35,725	36,429
After ten years	1,873	2,140

	87,966	90,987
Mortgage-backed securities	27,222	27,527

Totals	$115,188	$118,514

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $64,017,000 and $58,260,000 as of March 31, 2016 and June 30, 2015, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $4.9 million at March 31, 2016 and $4.0 million at June 30, 2015. At March 31, 2016, approximately $1.3 million of our repurchase agreements had an overnight maturity, while the remaining $3.6 million in repurchase agreements had a monthly maturity. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $605,000 and $459,000, and gross losses of $188,000 and $500,000, resulting from sales of available-for-sale securities were realized for the nine month periods ended March 31, 2016 and 2015, respectively. The tax provision applicable to these net realized gains (losses) amounted to approximately $168,000 and $(17,000), respectively. Gross gains of $115,000 and $1,000, and gross losses of $0 and $0, resulting from the sale of available-for-sale securities were realized for the three month periods ended March 31, 2016, and 2015, respectively. The tax provision applicable to these net gains amounted to approximately $46,000 and $0, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at March 31, 2016 and June 30, 2015 was $13,009,000 and $49,541,000, respectively, which is approximately 11.0% and 29.0% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following tables show the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and June 30, 2015:

	March 31, 2016
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed:
GSE residential	11,425	(110)	1,584	(22)	13,009	(132)

Total temporarily impaired securities	$11,425	$(110)	$1,584	$(22)	$13,009	$(132)

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$9,913	$(87)	$—	$—	$9,913	$(87)
Mortgage-backed:
GSE residential	20,875	(322)	18,753	(582)	39,628	(904)

Total temporarily impaired securities	$30,788	$(409)	$18,753	$(582)	$49,541	$(991)

The unrealized losses on the Company’s investment in residential mortgage-backed securities, and U.S. Government and federal agency and Government sponsored enterprises were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

Note 6:	Loans and Allowance for Loan Losses

Classes of loans include:

	March 31, 2016	June 30, 2015
Real estate loans:
One-to four-family, including home equity loans	$148,797	$144,887
Multi-family	84,170	58,399
Commercial	114,458	103,614
Home equity lines of credit	8,197	7,713
Construction	14,288	471
Commercial	55,878	37,151
Consumer	9,164	8,325

Total loans	434,952	360,560
Less:
Unearned fees and discounts, net	87	155
Allowance for loan losses	5,253	4,211

Loans, net	$429,612	$356,194

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s lending activity includes the origination of one-to four-family residential mortgage loans, multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer loans (consisting primarily of automobile loans), construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois and Champaign, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The Company’s lending can be summarized into six primary areas; one-to four-family residential mortgage loans, commercial real estate and multi-family real estate loans, home equity lines of credit, real estate construction, commercial business loans, and consumer loans.

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

Loan Concentrations

The loan portfolio includes a concentration of loans secured by commercial and multi-family real estate properties amounting to $198,628,000 and $162,013,000 as of March 31, 2016 and June 30, 2015, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $10,782,000 and $11,489,000 at March 31, 2016 and June 30, 2015, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $46,075,000 and $27,821,000 at March 31, 2016 and June 30, 2015, respectively, of which $18,233,000 and $8,814,000, at March 31, 2016 and June 30, 2015 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and nine month periods ended March 31, 2016 and 2015 and the year ended June 30, 2015:

	Three Months Ended March 31, 2016
	Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,290	$1,146	$1,307	$115
Provision charged to expense	5	56	36	7
Losses charged off	(24)	—	—	(28)
Recoveries	2	—	—	—

Balance, end of period	$1,273	$1,202	$1,343	$94

Ending balance: individually evaluated for impairment	$65	$—	$17	$—

Ending balance: collectively evaluated for impairment	$1,208	$1,202	$1,326	$94

Loans:
Ending balance	$148,797	$84,170	$114,458	$8,197

Ending balance: individually evaluated for impairment	$3,390	$1,475	$69	$332

Ending balance: collectively evaluated for impairment	$145,407	$82,695	$114,389	$7,865

	Three Months Ended March 31, 2016 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$119	$990	$83	$—	$5,050
Provision charged to expense	42	110	(2)	—	254
Losses charged off	—	—	(1)	—	(53)
Recoveries	—	—	—	—	2

Balance, end of period	$161	$1,100	$80	$—	$5,253

Ending balance: individually evaluated for impairment	$—	$—	$1	$—	$83

Ending balance: collectively evaluated for impairment	$161	$1,100	$79	$—	$5,170

Loans:
Ending balance	$14,288	$55,878	$9,164	$—	$434,952

Ending balance: individually evaluated for impairment	$—	$12	$3	$—	$5,281

Ending balance: collectively evaluated for impairment	$14,288	$55,866	$9,161	$—	$429,671

	Nine Months Ended March 31, 2016
	Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,216	$827	$1,246	$85
Provision charged to expense	121	375	97	37
Losses charged off	(69)	—	—	(28)
Recoveries	5	—	—	—

Balance, end of period	$1,273	$1,202	$1,343	$94

Ending balance: individually evaluated for impairment	$65	$—	$17	$—

Ending balance: collectively evaluated for impairment	$1,208	$1,202	$1,326	$94

Loans:
Ending balance	$148,797	$84,170	$114,458	$8,197

Ending balance: individually evaluated for impairment	$3,390	$1,475	$69	$332

Ending balance: collectively evaluated for impairment	$145,407	$82,695	$114,389	$7,865

	Nine Months Ended March 31, 2016 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$6	$744	$87	$—	$4,211
Provision charged to expense	155	356	1	—	1,142
Losses charged off	—	—	(9)	—	(106)
Recoveries	—	—	1	—	6

Balance, end of period	$161	$1,100	$80	$—	$5,253

Ending balance: individually evaluated for impairment	$—	$—	$1	$—	$83

Ending balance: collectively evaluated for impairment	$161	$1,100	$79	$—	$5,170

Loans:
Ending balance	$14,288	$55,878	$9,164	$—	$434,952

Ending balance: individually evaluated for impairment	$—	$12	$3	$—	$5,281

Ending balance: collectively evaluated for impairment	$14,288	$55,866	$9,161	$—	$429,671

	Year Ended June 30, 2015 Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,391	$842	$968	$111
Provision charged to expense	27	(15)	278	(4)
Losses charged off	(231)	—	—	(35)
Recoveries	29	—	—	13

Balance, end of year	$1,216	$827	$1,246	$85

Ending balance: individually evaluated for impairment	$57	$—	$25	$—

Ending balance: collectively evaluated for impairment	$1,159	$827	$1,221	$85

Loans:
Ending balance	$144,887	$58,399	$103,614	$7,713

Ending balance: individually evaluated for impairment	$3,274	$1,537	$46	$8

Ending balance: collectively evaluated for impairment	$141,613	$56,862	$103,568	$7,705

	Year Ended June 30, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$10	$543	$93	$—	$3,958
Provision charged to expense	(4)	201	(23)	—	460
Losses charged off	—	—	(12)	—	(278)
Recoveries	—	—	29	—	71

Balance, end of year	$6	$744	$87	$—	$4,211

Ending balance: individually evaluated for impairment	$—	$—	$9	$—	$91

Ending balance: collectively evaluated for impairment	$6	$744	$78	$—	$4,120

Loans:
Ending balance	$471	$37,151	$8,325	$—	$360,560

Ending balance: individually evaluated for impairment	$—	$21	$21	$—	$4,907

Ending balance: collectively evaluated for impairment	$471	$37,130	$8,304	$—	$355,653

	Three Months Ended March 31, 2015
	Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,408	$772	$1,078	$89
Provision charged to expense	13	22	26	(9)
Losses charged off	(82)	—	—	—
Recoveries	18	—	—	13

Balance, end of period	$1,357	$794	$1,104	$93

Ending balance: individually evaluated for impairment	$174	$—	$27	$7

Ending balance: collectively evaluated for impairment	$1,183	$794	$1,077	$86

Loans:
Ending balance	$145,053	$56,147	$92,479	$7,825

Ending balance: individually evaluated for impairment	$3,353	$1,557	$48	$7

Ending balance: collectively evaluated for impairment	$141,700	$54,590	$92,431	$7,818

	Three Months Ended March 31, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$6	$691	$94	$—	$4,138
Provision charged to expense	1	(22)	(14)	—	17
Losses charged off	—	—	(2)	—	(84)
Recoveries	—	—	9	—	40

Balance, end of period	$7	$669	$87	$—	$4,111

Ending balance: individually evaluated for impairment	$—	$—	$11	$—	$219

Ending balance: collectively evaluated for impairment	$7	$669	$76	$—	$3,892

Loans:
Ending balance	$401	$32,125	$8,600	$—	$342,630

Ending balance: individually evaluated for impairment	$—	$116	$21	$—	$5,102

Ending balance: collectively evaluated for impairment	$401	$32,009	$8,579	$—	$337,528

	Nine Months Ended March 31, 2015
	Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,391	$842	$968	$111
Provision charged to expense	74	(48)	136	(3)
Losses charged off	(136)	—	—	(28)
Recoveries	28	—	—	13

Balance, end of period	$1,357	$794	$1,104	$93

Ending balance: individually evaluated for impairment	$174	$—	$27	$7

Ending balance: collectively evaluated for impairment	$1,183	$794	$1,077	$86

Loans:
Ending balance	$145,053	$56,147	$92,479	$7,825

Ending balance: individually evaluated for impairment	$3,353	$1,557	$48	$7

Ending balance: collectively evaluated for impairment	$141,700	$54,590	$92,431	$7,818

	Nine Months Ended March 31, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$10	$543	$93	$—	$3,958
Provision charged to expense	(3)	126	(23)	—	259
Losses charged off	—	—	(11)	—	(175)
Recoveries	—	—	28	—	69

Balance, end of period	$7	$669	$87	$—	$4,111

Ending balance: individually evaluated for impairment	$—	$—	$11	$—	$219

Ending balance: collectively evaluated for impairment	$7	$669	$76	$—	$3,892

Loans:
Ending balance	$401	$32,125	$8,600	$—	$342,630

Ending balance: individually evaluated for impairment	$—	$116	$21	$—	$5,102

Ending balance: collectively evaluated for impairment	$401	$32,009	$8,579	$—	$337,528

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
March 31, 2016:
Pass	$145,250	$82,530	$110,518	$7,865	$14,288	$53,347	$9,147	$422,945
Watch	353	1,278	3,576	—	—	2,518	—	7,725
Substandard	3,194	362	364	332	—	13	17	4,282
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$148,797	$84,170	$114,458	$8,197	$14,288	$55,878	$9,164	$434,952

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2015:
Pass	$141,355	$57,989	$99,487	$7,705	$471	$36,054	$8,304	$351,365
Watch	759	170	748	—	—	1,076	—	2,753
Substandard	2,773	240	3,379	8	—	21	21	6,442
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$144,887	$58,399	$103,614	$7,713	$471	$37,151	$8,325	$360,560

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
March 31, 2016:
Real estate loans:
One-to four-family	$1,134	$500	$2,447	$4,081	$144,716	$148,797	$—
Multi-family	165	23	—	188	83,982	84,170	—
Commercial	38	—	31	69	114,389	114,458	—
Home equity lines of credit	13	86	320	419	7,778	8,197	—
Construction	—	—	—	—	14,288	14,288	—
Commercial	12	—	—	12	55,866	55,878	—
Consumer	28	7	—	35	9,129	9,164	—

Total	$1,390	$616	$2,798	$4,804	$430,148	$434,952	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2015:
Real estate loans:
One-to four-family	$2,129	$724	$2,279	$5,132	$139,755	$144,887	$15
Multi-family	174	31	—	205	58,194	58,399	—
Commercial	—	137	—	137	103,477	103,614	—
Home equity lines of credit	19	—	—	19	7,694	7,713	—
Construction	—	—	—	—	471	471	—
Commercial	—	21	—	21	37,130	37,151	—
Consumer	40	—	21	61	8,264	8,325	7

Total	$2,362	$913	$2,300	$5,575	$354,985	$360,560	$22

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

The following tables present impaired loans:

				Three Months Ended March 31, 2016			Nine Months Ended March 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2016:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$3,199	$3,199	$—	$3,213	$11	$10	$3,236	$24	$29
Multi-family	1,475	1,475	—	1,484	22	23	1,506	52	68
Commercial	31	31	—	30	—	—	30	—	—
Home equity line of credit	332	332	—	346	—	—	348	—	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	12	12	—	14	—	—	17	—	—
Consumer	2	2	—	3	—	—	4	—	—
Loans with a specific valuation allowance
Real estate loans:
One-to four-family	191	191	65	193	—	—	194	2	3
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	38	38	17	39	—	—	42	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	1	1	1	2	—	—	4	—	—
Total:
Real estate loans:
One-to four-family	3,390	3,390	65	3,406	11	10	3,430	26	32
Multi-family	1,475	1,475	—	1,484	22	23	1,506	52	68
Commercial	69	69	17	69	—	—	72	—	—
Home equity line of credit	332	332	—	346	—	—	348	—	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	12	12	—	14	—	—	17	—	—
Consumer	3	3	1	5	—	—	8	—	—

	$5,281	$5,281	$83	$5,324	$33	$33	$5,381	$78	$102

				Year Ended June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2015:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,801	$2,801	$—	$2,851	$18	$31
Multi-family	1,537	1,537	—	1,573	69	92
Commercial	—	—	—	—	—	—
Home equity line of credit	8	8	—	9	—	—
Construction	—	—	—	—	—	—
Commercial	21	21	—	25	—	—
Consumer	6	6	—	9	—	—
Loans with a specific allowance
Real estate loans:
One-to four-family	473	473	57	487	6	11
Multi-family	—	—	—	—	—	—
Commercial	46	46	25	50	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	15	15	9	22	1	1
Total:
Real estate loans:
One-to four-family	3,274	3,274	57	3,338	24	42
Multi-family	1,537	1,537	—	1,573	69	92
Commercial	46	46	25	50	—	—
Home equity line of credit	8	8	—	9	—	—
Construction	—	—	—	—	—	—
Commercial	21	21	—	25	—	—
Consumer	21	21	9	31	1	1

	$4,907	$4,907	$91	$5,026	$94	$135

				Three Months Ended March 31, 2015			Nine Months Ended March 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2015:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,853	$2,853	$—	$2,756	$6	$8	$2,770	$15	$27
Multi-family	1,557	1,557	—	1,565	23	23	1,583	54	69
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	116	116	—	370	—	—	73	—	2
Consumer	10	10	—	11	—	—	14	—	—
Loans with a specific valuation allowance
Real estate loans:
One-to four-family	500	500	174	620	2	2	629	5	6
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	48	48	27	48	—	—	51	—	—
Home equity line of credit	7	7	7	8	—	—	8	—	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	11	11	11	12	—	—	14	—	—
Total:
Real estate loans:
One-to four-family	3,353	3,353	174	3,376	8	10	3,399	20	33
Multi-family	1,557	1,557	—	1,565	23	23	1,583	54	69
Commercial	48	48	27	48	—	—	51	—	—
Home equity line of credit	7	7	7	8	—	—	8	—	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	116	116	—	370	—	—	73	—	2
Consumer	21	21	11	23	—	—	28	—	—

	$5,102	$5,102	$219	$5,390	$31	$33	$5,142	$74	$105

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015
Mortgages on real estate:
One-to four-family	$2,580	$2,724
Multi-family	197	240
Commercial	69	46
Home equity lines of credit	320	—
Construction loans	—	—
Commercial business loans	12	21
Consumer loans	3	14

Total	$3,181	$3,045

At March 31, 2016 and June 30, 2015, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings. As of March 31, 2016 all loans listed were on nonaccrual except for twelve, one-to four-family residential loans totaling $811,000, one multi-family loan for $1.3 million, and two home equity line of credit loans for $11,000. All loans listed as of June 30, 2015 were on nonaccrual except for nine, one-to four-family residential loans totaling $551,000, one multi-family loan for $1.3 million, and one home equity line of credit for $8,000.

	March 31, 2016	June 30, 2015
Real estate loans
One-to four-family	$1,260	$1,307
Multi-family	1,278	1,297
Commercial	10	12
Home equity lines of credit	11	8

Total real estate loans	2,559	2,624

Construction	—	—
Commercial and industrial	12	21
Consumer loans	2	—

Total	$2,573	$2,645

During the nine month period ended March 31, 2016, one home equity line of credit loan for $5,000 and one consumer loan for $2,000 were modified.

During the year ended June 30, 2015, the Company modified two one-to four-family residential real estate loans, with a recorded investment of $27,000, one commercial real estate loan with a recorded investment of $12,000, and one home equity line of credit for $8,000.

During the nine month period ended March 31, 2015, the Company modified two, one-to four-family residential real estate loans with a recorded investment of $28,000.

The Company has three TDRs, all of which were one-to four-family residential loans totaling $440,000, that were in default as of March 31, 2016, and were restructured in prior periods. Two of these loans were in foreclosure at March 31, 2016. The Company had three TDRs, all one-to four-family residential loans totaling $450,000, that were in default as of June 30, 2015, and were restructured in the prior years. All three loans were in foreclosure at June 30, 2015. The Company defines a default as any loan that becomes 90 days or more past due.

Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses.

Note 7:	Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,425,000 of Federal Home Loan Bank stock as of both March 31, 2016 and June 30, 2015. The FHLB provides liquidity and funding through advances.

Note 8:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, were as follows at the dates specified:

	March 31, 2016	June 30, 2015
Net unrealized gains on securities available-for-sale	$3,326	$2,090
Net unrealized postretirement health benefit plan obligations	(433)	(417)

	2,893	1,673
Tax effect	(1,165)	(674)

Total	$1,728	$999

Note 9:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine month periods ended March 31, 2016 and 2015, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015	Affected Line Item in the Condensed Consolidated Statements of Income
Unrealized gains (losses) on available-for-sale securities	$115	$1	$417	$(41)	Net realized gains (losses) on sale of available-for- sale securities
Amortization of defined benefit pension items:
Transition obligation	$—	$6	$—	$18	Components are included in computation of net periodic pension cost
Actuarial losses	$4	$5	$21	$19
Prior service costs	$(12)	$(12)	$(36)	$(36)

Total reclassified amount before tax	107	—	402	(40)
Tax expense (benefit)	43	—	162	(16)	Provision for Income Tax

Total reclassification out of AOCI	$64	$—	$240	$(24)	Net Income

Note 10:	Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Computed at the statutory rate (34%)	$505	$461	$1,324	$1,305
Decrease resulting from
Tax exempt interest	(13)	(14)	(38)	(38)
Cash surrender value of life insurance	(22)	(22)	(68)	(67)
State income taxes	59	53	142	145
Other	13	(12)	37	10

Actual expense	$542	$466	$1,397	$1,355

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and June 30, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Available-for-sale securities:
US Government and federal agency	$87,151	$—	$87,151	$—
Mortgage-backed securities – GSE residential	27,527	—	27,527	—
State and political subdivisions	3,836	—	3,836	—
Mortgage servicing rights	474	—	—	474

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015:
Available-for-sale securities:
US Government and federal agency	$107,938	$—	$107,938	$—
Mortgage-backed securities – GSE residential	58,840	—	58,840	—
State and political subdivisions	3,852	—	3,852	—
Mortgage servicing rights	505	—	—	505

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2016. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2016 or June 30, 2015. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of March 31, 2016 or June 30, 2015.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2015	$505
Total realized and unrealized gains and losses included in net income	(34)
Servicing rights that result from asset transfers	49
Payments received and loans refinanced	(46)

Balance, March 31, 2016	$474

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(34)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and June 30, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Impaired loans (collateral-dependent)	$126	$—	$—	$126
June 30, 2015:
Impaired loans (collateral-dependent)	$63	$—	$—	$63

The following table presents recoveries (losses) recognized on assets measured on a non-recurring basis for the three months and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Impaired loans (collateral-dependent)	$31	$11	$(7)	$24
Foreclosed and repossessed assets held for sale	—	(10)	—	(44)

Total recoveries (losses) on assets measured on a non-recurring basis	$31	$1	$(7)	$(20)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2016 and June 30, 2015.

	Fair Value at March 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$474	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% – 10.5% (9.5%) 11.6% - 13.9% (13.1%) .15% - .34% (.33%)
Impaired loans (collateral-dependent)	126	Market comparable properties	Marketability discount	11.1% - 11.8% (11.6%)
	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$505	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% – 10.5% (9.5%) 10.0% - 11.5% (10.7%) .15% - .34% (.33%)
Impaired loans (collateral-dependent)	63	Market comparable properties	Marketability discount	0% – 11.1% (10.1%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and June 30, 2015.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Financial assets
Cash and cash equivalents	$12,426	$12,426	$—	$—
Interest-bearing time deposits in banks	251	251	—	—
Loans, net of allowance for loan losses	429,612	—	—	428,020
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,732	—	1,732	—
Financial liabilities
Deposits	420,595	—	172,422	248,451
Repurchase agreements	4,947	—	4,947	—
Federal Home Loan Bank advances	70,000	—	70,402	—
Advances from borrowers for taxes and insurance	1,172	—	1,172	—
Accrued interest payable	46	—	46	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015:
Financial assets
Cash and cash equivalents	$13,224	$13,224	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	356,194	—	—	357,945
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,673	—	1,673	—
Financial liabilities
Deposits	415,544	—	167,927	247,844
Repurchase agreements	4,024	—	4,024	—
Federal Home Loan Bank advances	58,000	—	58,833	—
Advances from borrowers for taxes and insurance	955	—	955	—
Accrued interest payable	65	—	65	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 3.01% for the nine months ended March 31, 2016 from 2.86% for the nine months ended March 31, 2015. An increase in interest-earning assets contributed to an increase in net interest income to $12.6 million for the nine months ended March 31, 2016, from $11.7 million for the nine months ended March 31, 2015.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $3.2 million, or 0.7% of loans at March 31, 2016, and $3.1 million, or 0.9% of total loans at June 30, 2015. Our non-performing assets totaled $3.4 million or 0.6% of total assets at March 31, 2016, and $3.1 million, or 0.6% of total assets at June 30, 2015.

At March 31, 2016, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income was $2.5 million for both the nine months ended March 31, 2016, and for the nine months ended March 31, 2015. The slight increase in net income was primarily due to an increase in net interest income and noninterest income, mostly offset by an increase in provision for loan losses and an increase in noninterest expense.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2016 and June 30, 2015

Total assets increased $20.5 million, or 3.6%, to $584.2 million at March 31, 2016 from $563.7 million at June 30, 2015. The increase was primarily due to a $73.4 million increase in net loans, partially offset by a $52.1 million decrease in investment securities, and a $798,000 decrease in cash and cash equivalents.

Net loans receivable, including loans held for sale, increased by $73.4 million, or 20.6%, to $429.6 million at March 31, 2016 from $356.2 million at June 30, 2015. The increase in net loans receivable during this period was due primarily to a $25.8 million, or 44.1%, increase in multi-family loans, an $18.7 million, or 50.4%, increase in commercial business loans, a $13.8 million, or 2,933.5%, increase in construction loans, a $10.8 million, or 10.5%, increase in commercial real estate loans, a $3.9 million, or 2.7%, increase in one-to four-family loans, and a $839,000, or 10.1%, increase in consumer loans.

Investment securities, consisting entirely of securities available-for-sale, decreased $52.1 million, or 30.5%, to $118.5 million at March 31, 2016 from $170.6 million at June 30, 2015. The decrease was primarily due to the sale of securities to fund loan growth. We had no securities classified as held to maturity at March 31, 2016 or June 30, 2015.

As of March 31, 2016, premises and equipment decreased $158,000 to $4.6 million and deferred income taxes decreased $197,000 to $2.1 million, while foreclosed assets held for sale increased $134,000 to $184,000 from the respective balances as of June 30, 2015. The decrease in premises and equipment was primarily due to normal depreciation. The decrease in deferred income taxes was mostly due to an increase in the unrealized gain on the sale of available-for-sale securities and the increase in foreclosed assets held for sale was due to the addition of residential real esate property.

At March 31, 2016, our investment in bank-owned life insurance was $8.5 million, an increase of $199,000 from $8.3 million at June 30, 2015. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $17.5 million at March 31, 2016.

Deposits increased $5.1 million, or 1.2%, to $420.6 million at March 31, 2016 from $415.5 million at June 30, 2015. Certificates of deposit, excluding brokered certificates of deposit, decreased $1.5 million, or 0.7%, to $206.5 million, savings, NOW, and money market accounts increased $2.0 million, or 1.3%, to $152.7 million, brokered certificates of deposit increased $2.1 million, or 5.3%, to $41.6 million, and noninterest bearing demand accounts increased $2.5 million, or 14.7%, to $19.7 million. Repurchase agreements increased $923,000, or 22.9%, to $4.9 million. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $12.0 million, or 20.7%, to $70.0 million at March 31, 2016 from $58.0 million at June 30, 2015.

Other liabilities increased $477,000, or 24.0%, to $2.5 million at March 31, 2016 from $2.0 million on June 30, 2015. The increase was attributable to a general increase in accounts payable and accrued expenses payable due to timing of payments.

Total equity increased $1.8 million, or 2.3%, to $82.3 million at March 31, 2016 from $80.4 million at June 30, 2015. Equity increased due to net income of $2.5 million, ESOP and stock equity plan activity of $544,000, and an increase in accumulated other comprehensive income, net of tax, of $729,000, partially offset by a decrease due to stock repurchases of $1.4 million and dividends paid in the amount of $509,000. The increase due to stock equity plan activity was the result of the full vesting of one participant’s restricted stock and stock options due to disability, the exercising of options by one participant, and the annual vesting of restricted stock awards granted on December 10, 2013. The increase in other accumulated comprehensive income was primarily due to an increase in unrealized gains on securities available for sale of $729,000. A stock repurchase program was adopted on May 21, 2015, which authorized the Company to repurchase up to 210,313 shares of its common stock, or approximately 5% of its then current outstanding shares. As of March 31, 2016, all 210,313 shares were repurchased, 83,313 of which were repurchased during the nine months ended March 31, 2016. The Board of Directors adopted another stock repurchase program on February 5, 2016, which authorized the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. No shares were repurchased under this program as March 31, 2016.

Comparison of Operating Results for the Nine Months Ended March 31, 2016 and 2015

General. Net income was $2.5 million for both the nine months ended March 31, 2016 and for the nine months ended March 31, 2015. The net income was the same in each of the nine month periods due to an increase in net interest income and an increase in noninterest income, mostly offset by an increase in provision for loan losses and an increase in noninterest expense.

Net Interest Income. Net interest income increased by $948,000, or 8.1%, to $12.6 million for the nine months ended March 31, 2016 from $11.7 million for the nine months ended March 31, 2015. The increase was due to an increase of $892,000 in interest and dividend income and a decrease of $56,000 in interest expense. We had a $17.1 million, or 3.3%, increase in the average balance of interest earning assets, partially offset by a $13.5 million, or 3.0%, increase in the average balance of interest bearing liabilities. Our interest rate spread increased by 15 basis points to 3.01% for the nine months ended March 31, 2016, compared to 2.86% for the nine months ended March 31, 2015, while our net interest margin increased by 14 basis points to 3.11% for the nine months ended March 31, 2016 compared to 2.97% for the nine months ended March 31, 2015.

Interest and Dividend Income. Interest and dividend income increased $892,000, or 6.3%, to $15.0 million for the nine months ended March 31, 2016 from $14.1 million for the nine months ended March 31, 2015. The increase in interest and dividend income was primarily due to a $1.8 million increase in interest income on loans, partially offset by a $927,000 decrease in interest income on securities. The increase in interest income on loans resulted from a $66.5 million, or 19.5%, increase in the average balance of loans to $407.6 million for the nine months ended March 31, 2016, partially offset by a 9 basis point, or 2.2%, decrease in the average yield on loans from 4.17% to 4.08%. Interest on securities decreased $927,000, or 27.2%, mostly due to a $47.1 million decrease in the average balance of securities to $125.8 million at March 31, 2016, while the average yield on securities was 2.63% for both the nine months ended March 31, 2016, and the nine months ended March 31, 2015.

Interest Expense. Interest expense decreased $56,000, or 2.3%, and was $2.4 million for the nine months ended March 31, 2016 and for the nine months ended March 31, 2015. The decrease was primarily due to decreased average balances of deposits and decreased average cost of interest-bearing deposits and advances, partially offset by an increased average balance of borrowings.

Interest expense on interest-bearing deposits decreased by $136,000, or 7.4%, to $1.7 million for the nine months ended March 31, 2016 from $1.8 million for the nine months ended March 31, 2015. This decrease was due to a decrease in the average balance of interest-bearing deposits to $391.9 million for the nine months ended March 31, 2016, from $394.4 million for the nine months ended March 31, 2015, as well as, a 4 basis point decrease in the average cost of interest-bearing deposits to 0.58% for the nine months ended March 31, 2016 from 0.62% for the nine months ended March 31, 2015.

Interest expense on borrowings increased $80,000, or 13.5%, to $671,000 for the nine months ended March 31, 2016 from $591,000 for the nine months ended March 31, 2015. This increase was due to an increase in average balance of borrowings to $67.0 million for the nine months ended March 31, 2016, from $51.0 million for the nine months ended March 31, 2015. This was offset by a 20 basis point decrease in the average cost of such borrowings to 1.34% for the nine months ended March 31, 2016 from 1.54% for the nine months ended March 31, 2015.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $1.1 million for the nine months ended March 31, 2016, compared to a provision for loan losses of $259,000 for the nine months ended March 31, 2015. The allowance for loan losses was $5.3 million, or 1.21% of total loans, at March 31, 2016, compared to $4.1 million, or 1.20% of total loans, at March 31, 2015, and $4.2 million, or 1.17% of total loans, at June 30, 2015. Non-performing loans increased to $3.2 million during the nine month period ended March 31, 2016. During the nine months ended March 31, 2016, a net charge-off of $100,000 was recorded, while during the nine months ended March 31, 2015, a net charge-off of $106,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Nine Months Ended March 31, 2016	Year Ended June 30, 2015
Allowance to non-performing loans	165.14%	137.30%
Allowance to total loans outstanding at the end of the period	1.21%	1.17%
Net charge-offs to average total loans outstanding during the period, annualized	0.03%	0.01%
Total non-performing loans to total loans	0.73%	0.85%
Total non-performing assets to total assets	0.58%	0.55%

Noninterest Income. Noninterest income increased $669,000, or 27.9%, to $3.1 million for the nine months ended March 31, 2016 compared to $2.4 million for the nine months ended March 31, 2015. The increase was primarily due to increases in net realized gains on the sale of available-for-sale securities, net gains on the sale of loans, and other service charges and fees, partially offset by decreases in brokerage commissions. For the nine months ended March 31, 2016, net realized gains on the sale of available-for-sale securities increased $458,000 to $417,000, while net gains on the sale of loans increased $54,000 to $130,000, other service charges and fees increased $79,000 to $164,000, and brokerage commissions decreased $43,000 to $522,000. The increase in net realized gains on the sale of available-for-sale securities was a result of a larger amount of securities sold at a gain in the nine months ended March 31, 2016, than in the nine months ended March 31, 2015. The increase in net gains on the sale of loans income were due to an increase in the number of loans sold to the Federal Home Loan Bank of Chicago in the nine months ended March 31, 2016, while the increase in other service charges and fees was due to an increase in the number of loan fees and an increase in the fee amount. The decrease in brokerage commissions reflects decreased activity due to movement in interest rates.

Noninterest Expense. Noninterest expense increased $678,000, or 6.8%, to $10.7 million for the nine months ended March 31, 2016 from $10.0 million for the nine months ended March 31, 2015. The largest components of this increase were compensation and benefits, which increased $461,000, or 7.4%, professional services, which increased $51,000, or 15%, and audit and accounting, which increased $19,000, or 22.6.%. Compensation and benefits increased due to increased staffing, normal salary increases, and increased medical insurance costs. The increase in professional services and audit and accounting were due to additional services received in the nine months ended March 31, 2016. These increases were partially offset by decreases in equipment expense of $6,000, advertising of $51,000, and net loss on foreclosed assets of $62,000. Decreases in equipment expense were due to fewer technology upgrades in the nine months ended March 31, 2016, and decreases in advertising were due to increased advertising expenses in the nine monthes ended March 31, 2015 due to the opening of our newest branch in Savoy, Illinois, while net loss on foreclosed assets decreased due to smaller losses taken in the nine months ended March 31, 2016.

Income Tax Expense. We recorded a provision for income tax of $1.4 million for the nine months ended March 31, 2016, compared to a provision for income tax of $1.4 million for the nine months ended March 31, 2015, reflecting effective tax rates of 35.9% and 35.3%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. Net income increased $54,000 to $944,000 net income for the three months ended March 31, 2016 from a $890,000 net income for the three months ended March 31, 2015. The increase was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in provision for loan losses, and an increase in interest expense.

Net Interest Income. Net interest income increased $384,000 to $4.3 million for the three months ended March 31, 2016 from $3.9 million for the three months ended March 31, 2015. The increase was the result of an increase of $428,000 in interest and dividend income, partially offset by an increase of $44,000 in interest expense. We had a $26.3 million, or 5.0%, increase in the average balance of interest earning assets, partially offset by a $23.8 million, or 5.3%, increase in average balance of interest bearing liabilities. Our interest rate spread increased by 14 basis points to 3.00% for the three months ended March 31, 2016 from 2.86% for the three months ended March 31, 2015, and our net interest margin increased by 14 basis points to 3.11% for the three months ended March 31, 2016 from 2.97% for the three months ended March 31, 2015.

Interest and Dividend Income. Interest and dividend income increased $428,000, or 9.1%, to $5.1 million for the three months ended March 31, 2016 from $4.7 million for the three months ended March 31, 2015. The increase in interest and dividend income was mostly due to a $785,000 increase in interest income on loans, which resulted from a $88.2 million, or 25.5%, increase in the average balance of loans to $433.8 million for the three months ended March 31, 2016, from $345.6 million for the three months ended March 31, 2015, partially offset by a 13 basis point, or 3.1%, decrease in the average yield on loans to 4.04% from 4.17%. Interest income on securities decreased due to a $57.3 million, or 33.6%, decrease in the average balance of securities to $113.4 million for the three months ended March 31, 2016, from $170.7 million for the three months ended March 31, 2015, partially offset by a 1 basis point, or 0.5%, increase in the average yield on securities to 2.61% from 2.60%.

Interest Expense. Interest expense increased $44,000, or 5.6%, to $834,000 for the three months ended March 31, 2016 from $790,000 for the three months ended March 31, 2015. The increase was primarily due to an increase in the average balance of deposits and an increase in the average balance of borrowings, partially offset by a decrease in the average cost of borrowings and a decrease in the average cost of deposits.

Interest expense on interest-bearing deposits decreased by $7,000, or 1.2%, to $585,000 for the three months ended March 31, 2016 from $592,000 for the three months ended March 31, 2015. This decrease was primarily due to a 1 basis point, or 1.7%, decrease in the average cost of interest-bearing deposits to 0.59% for the three months ended March 31, 2016 from 0.60% for the three months ended March 31, 2015, partially offset by a $1.1 million, or 0.3%, increase in the average balance of interest-bearing deposits to $396.3 million for the three months ended March 31, 2016 from $395.3 million for the three months ended March 31, 2015.

Interest expense on borrowings increased by $51,000, or 25.8%, to $249,000 for the three months ended March 31, 2016 from $198,000 for the three months ended March 31, 2015. This increase was primarily due to an increase in the average balance of borrowings of $22.7 million, or 42.7%, to $75.9 million for the three months ended March 31, 2016, from $53.2 million for the three months ended March 31, 2015, partially offset by a decrease in the average cost of borrowings to 1.31% for the three months ended March 31, 2016 from 1.49% for the three months ended March 31, 2015.

Provision for Loan Losses. We recorded a provision for loan losses of $254,000 for the three months ended March 31, 2016, compared to a provision for loan losses of $17,000 for the three months ended March 31, 2015. During the three months ended March 31, 2016 and 2015, $52,000 and $44,000 in net charge-offs were recorded, respectively.

Noninterest Income. Noninterest income increased $124,000, or 15.5%, to $926,000 for the three months ended March 31, 2016 from $802,000 for the three months ended March 31, 2015. The increase was primarily due to increases in net realized gains on the sale of available-for-sale securities, gain on sale of loans, and other service charges and fees, partially offset by a decrease in brokerage commissions. For the three months ended March 31, 2016, net realized gains on the sale of available-for-sale securities increased $114,000 to $115,000, gain on sale of loans increased $6,000 to $31,000, and other service charges and fees increased $37,000 to $69,000. The increase in net realized gains on the sale of available-for-sale securities was due to the sale of more securities at a gain in the three months ended March 31, 2016 than in the three months ended March 31, 2015. The increase in gain on sale of loans was primarily due to an increase in number of loans sold to the Federal Home Loan Bank of Chicago in the three months ended March 31, 2016, and the increase in services charges and fees was due to an increase in the number of loan fees and an increase in the fee amount. The decrease in brokerage commissions reflects decreased activity due to movement in interest rates.

Noninterest Expense. Noninterest expense increased $141,000, or 4.2%, to $3.5 million for the three months ended March 31, 2016 from $3.4 million for the three months ended March 31, 2015. The largest components of this increase were compensation and benefits, which increased $60,000, or 2.8%, equipment expense, which increased $9,000, or 3.7%, telephone and postage expenses, which increased $15,000, or 23.1%, and professional services, which increased $13,000, or 14.0%, partially offset by a decrease of $8,000, or 114.3% in loss on foreclosed assets, net. Increased medical insurance costs, normal salary increases, and stock equity plan expenses primarily accounted for the increase in compensation and benefits expense, while the increase in equipment expense was due to routine technology upgrades, the increase in telephone and postage was due to additional phones and mailings in our newest branch in Savoy, and the increase in professional services was due to increased services received during the three months ended March 31, 2016. The decrease in loss on foreclosed assets, net was due to smaller losses taken in the three months ended March 31, 2016.

Income Tax Expense. We recorded a provision for income tax of $542,000 for the three months ended March 31, 2016, compared to a provision for income tax of $466,000 for the three months ended March 31, 2015, reflecting effective tax rates of 36.5% and 34.4%, respectively.

Asset Quality

At March 31, 2016, our non-accrual loans totaled $3.2 million, including $2.6 million in one-to four-family loans, $197,000 in multi-family loans, $69,000 in commercial real estate loans, $320,000 in home equity lines of credit, $12,000 in commercial business loans and $3,000 in consumer loans. At March 31, 2016, we had no loans delinquent 90 days or greater and still accruing interest.

At March 31, 2016, $4.3 million in loans were classified as substandard. Loans classified as substandard consisted of $3.2 million in one-to four-family loans, $362,000 in multi-family loans, $364,000 in commercial real estate loans, $332,000 in home equity lines of credit, $13,000 in commercial business loans and $17,000 in consumer loans. At March 31, 2016, no loans were classified as doubtful or loss.

At March 31, 2016, watch assets consisted of $353,000 in one-to four-family loans, $1.3 million in multi-family loans, $3.6 million in commercial real estate loans, and $2.5 million in commercial business loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At March 31, 2016 and June 30, 2015, we had $2.6 million and $2.6 million, respectively, of troubled debt restructurings. At March 31, 2016 our troubled debt restructurings consisted of $1.3 million in one-to four-family loans, $1.3 million in multi-family loans, $10,000 in commercial real estate loans, $11,000 in home equity lines of credit, $12,000 in commercial business loans and $2,000 in consumer loans.

At March 31, 2016, we had $184,000 in foreclosed assets compared to $50,000 as of June 30, 2015. Foreclosed assets consisted entirely of residential real estate properties at both March 31, 2016 and June 30, 2015.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine-month periods ended March 31, 2016 and 2015:

	Nine months ended March 31,
	2016	2015
Balance, beginning of period	$4,211	$3,958
Loans charged off
Real estate loans:
One-to four-family	(69)	(136)
Multi-family	—	—
Commercial	—	—
HELOC	(28)	(28)
Construction	—	—
Commercial business	—	—
Consumer	(9)	(11)

Gross charged off loans	(106)	(175)

Recoveries of loans previously charged off
Real estate loans:
One-to four-family	5	28
Multi-family	—	—
Commercial	—	—
HELOC	—	13
Construction	—	—
Commercial business	—	—
Consumer	1	28

Gross recoveries of charged off loans	6	69

Net charge offs	(100)	(106)

Provision charged to expense	1,142	259

Balance, end of period	$5,253	$4,111

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $1.1 million to $5.3 million at March 31, 2016, from $4.2 million at June 30, 2015. The increase was a result of an increase in outstanding loans and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable and estimable loss in the Company’s loan portfolio at March 31, 2016.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of March 31, 2016 and June 30, 2015:

Portfolio segment	March 31, 2016 Net charge-offs 12 quarter weighted historical	June 30, 2015 Net charge-offs 12 quarter weighted historical
Real Estate:
One-to four-family	0.11%	0.01%
Multi-family	0.00%	(0.09)%
Commercial	0.02%	0.02%
HELOC	0.35%	0.15%
Construction	0.00%	0.00%
Commercial business	0.04%	0.13%
Consumer	(0.02)%	(0.04)%

Total portfolio	0.06%	0.00%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At March 31, 2016, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at March 31, 2016	Qualitative factor applied at June 30, 2015
Real Estate:
One-to four-family	0.83%	0.81%
Multi-family	1.45%	1.54%
Commercial	1.24%	1.23%
HELOC	1.20%	0.95%
Construction	1.13%	0.65%
Commercial business	1.97%	1.87%
Consumer	0.83%	0.94%

Total portfolio	1.20%	1.15%

At March 31, 2016, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.2 million, as compared to $4.2 million at June 30, 2015. The general increase in qualitative factors was attributable primarily to the change in criticized loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2016 and the year ended June 30, 2015, our liquidity ratio averaged 19.4% and 31.6% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2016.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $12.4 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $251,000 at March 31, 2016.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $4.4 million and $3.9 million for the nine months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities was $(21.4) million and $1.2 million for the nine months ended March 31, 2016 and 2015, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts, FHLB Advances, dividends paid, and stock repurchases. The net cash provided by (used in) financing activities was $16.3 million and $(5.4) million for the nine months ended March 31, 2016 and 2015, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2016 and June 30, 2015.

	March 31, 2016	June 30, 2015
	(Dollars in thousands)
Commitments to fund loans	$49,149	$32,028
Lines of credit	49,897	32,947

At March 31, 2016, certificates of deposit due within one year of March 31, 2016 totaled $140.1 million, or 33.3% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2017. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $70.0 million at March 31, 2016. At March 31, 2016, we had the ability to borrow up to an additional $105.5 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $28.8 million from the Federal Reserve based on current collateral pledged.

During the nine months ended March 31, 2016, the Company repurchased 83,313 of its shares as part of the stock repurchase plan that was adopted by the Company on May 21, 2015, which allowed the Company to repurchase up to 210,313 shares of its common stock, or approximately 5 % of the then current outstanding shares. This completed the purchase of all 210,313 shares at an average price of $16.86 per share. The Company adopted another repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. As of March 31, 2016, no shares had been repurchased under this plan. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase plan does not obligate the Company to purchase any particular number of shares.

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

	March 31, 2016	June 30, 2015	Minimum to Be Well
	Actual	Actual	Capitalized
Tier 1 capital to total assets
Association	11.3%	11.9%	5.0%
Company	14.1%	14.5%	N/A
Common equity tier 1 to risk-weighted assets
Association	14.6%	18.2%	6.5%
Company	18.2%	22.0%	N/A
Tier 1 capital to risk-weighted assets
Association	14.6%	18.2%	8.0%
Company	18.2%	22.0%	N/A
Total capital to risk-weighted assets
Association	15.8%	19.3%	10.0%
Company	19.4%	23.2%	N/A

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

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$433,825	$4,384	4.04%	$345,591	$3,599	4.17%
Securities:
U.S. government, federal agency and government-sponsored enterprises	82,517	546	2.65%	104,863	695	2.65%
Mortgage-backed: GSE-residential	27,458	176	2.56%	62,288	391	2.51%
State and political subdivisions	3,432	19	2.21%	3,558	24	2.70%

Total securities	113,407	741	2.61%	170,709	1,110	2.60%
Other	7,941	23	1.16%	12,612	11	0.35%

Total interest-earning assets	555,173	5,148	3.71%	528,912	4,720	3.57%
Non-interest earning assets	23,183			23,657

Total assets	$578,356			$552,569

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$41,415	9	0.09%	$38,430	9	0.09%
Savings accounts	38,980	12	0.12%	35,636	15	0.17%
Money market accounts	71,872	34	0.19%	58,090	28	0.19%
Certificates of deposit	244,065	530	0.87%	263,126	540	0.82%

Total interest-bearing deposits	396,332	585	0.59%	395,282	592	0.60%
Federal Home Loan Bank Advances and repurchase agreements	75,912	249	1.31%	53,196	198	1.49%

Total interest-bearing liabilities	472,244	834	0.71%	448,478	790	0.70%
Noninterest-bearing liabilities	23,874			19,043

Total liabilities	496,118			467,521
Stockholders’ equity	82,238			85,048

Total liabilities and stockholders’ equity	$578,356			$552,569

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Net interest income		$4,314			$3,930

Interest rate spread (1)			3.00%			2.86%
Net interest margin (2)			3.11%			2.97%
Net interest-earning assets (3)	$82,929			$80,434

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$407,602	$12,473	4.08%	$341,130	$10,669	4.17%
Securities:
U.S. government, federal agency and government-sponsored enterprises	88,232	1,748	2.64%	105,315	2,127	2.69%
Mortgage-backed: GSE-residential	34,046	677	2.65%	64,076	1,220	2.54%
State and political subdivisions	3,517	59	2.24%	3,461	64	2.47%

Total securities	125,795	2,484	2.63%	172,852	3,411	2.63%
Other	7,772	48	0.82%	10,129	33	0.43%

Total interest-earning assets	541,169	15,005	3.70%	524,111	14,113	3.59%
Non-interest earning assets	22,617			23,665

Total assets	$563,786			$547,776

	For the Nine Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$40,609	28	0.09%	$35,419	24	0.09%
Savings accounts	37,901	38	0.13%	34,777	44	0.17%
Money market accounts	71,342	102	0.19%	57,593	85	0.20%
Certificates of deposit	242,064	1,538	0.85%	266,609	1,689	0.84%

Total interest-bearing deposits	391,916	1,706	0.58%	394,398	1,842	0.62%
Federal Home Loan Bank Advances and repurchase agreements	67,013	671	1.34%	51,015	591	1.54%

Total interest-bearing liabilities	458,929	2,377	0.69%	445,413	2,433	0.73%
Noninterest-bearing liabilities	23,312			18,672

Total liabilities	482,241			464,085
Stockholders’ equity	81,545			83,691

Total liabilities and stockholders’ equity	$563,786			$547,776

Net interest income		$12,628			$11,680

Interest rate spread (1)			3.01%			2.86%
Net interest margin (2)			3.11%			2.97%
Net interest-earning assets (3)	$82,240			$78,698

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended March 31, 2016 vs. 2015			Nine Months Ended March 31, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,500	$(715)	$785	$2,177	$(373)	$1,804
Securities	(398)	29	(369)	(927)	—	(927)
Other	(26)	38	12	(13)	28	15

Total interest-earning assets	$1,076	$(648)	$428	$1,237	$(345)	$892

Interest-bearing liabilities:
Interest-bearing checking or NOW	$—	$—	$—	$4	$—	$4
Savings accounts	8	(11)	(3)	6	(12)	(6)
Certificates of deposit	(148)	138	(10)	(181)	30	(151)
Money market accounts	6	—	6	24	(7)	17

Total interest-bearing deposits	(134)	127	(7)	(147)	11	(136)
Federal Home Loan Bank advances and repurchase agreements	189	(138)	51	201	(121)	80

Total interest-bearing liabilities	$55	$(11)	$44	$54	$(110)	$(56)

Change in net interest income	$1,021	$(637)	$384	$1,183	$(235)	$948

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2016, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2015, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company for the quarter ended March 31, 2016, regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/16 – 1/31/16	—	$—	—	200,703
2/1/16 – 2/29/16	—	—	—	200,703
3/1/16 – 3/31/16	—	—	—	200,703

Total	—	$—	—

(1)	The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of the Company’s then outstanding shares. As of March 31, 2016, no shares were repurchased under this plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 11, 2016	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: May 11, 2016	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)