Form 10-K
period 2016-06-30
IF Bancorp, Inc.
filed 2016-09-16
CIK 1514743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2015 was $55,655,641.

The number of shares outstanding of the registrant’s common stock as of September 14, 2016 was 4,004,061.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 21, 2016 are incorporated by reference in Part III of this Form 10-K.

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

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2016 and 2015, we had consolidated assets of $595.6 million and $563.7 million, consolidated deposits of and $433.7 million and $415.5 million and consolidated equity of $84.0 million and $80.4 million, respectively.

Iroquois Federal is a federally chartered savings association headquartered in Watseka, Illinois. The Association’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans (including farm loans), home equity lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), construction loans and land development loans. We also invest in securities, which historically have consisted primarily of securities issued by the U.S. government, U.S. government agencies and U.S. government-sponsored enterprises, as well as mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises. To a lesser extent, we also invest in municipal obligations.

We offer a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and personal checking accounts, individual retirement accounts and health savings accounts. We also offer alternative delivery channels, including ATMs, online banking and bill pay, mobile banking with mobile deposit and bill pay, ACH origination, remote deposit capture and telephone banking.

In addition to our traditional banking products and services, we offer a full line of property and casualty insurance products through Iroquois Federal’s wholly-owned subsidiary, L.C.I. Service Corporation, d/b/a Iroquois Insurance Agency, an insurance agency with offices in Watseka and Danville, Illinois. We also offer annuities, mutual funds, individual and group retirement plans, life, disability and health insurance, individual securities, managed accounts and other financial services at all of our locations through Iroquois Financial, a division of Iroquois Federal. Raymond James Financial Services, Inc. serves as the broker-dealer for Iroquois Financial.

Available Information

IF Bancorp, Inc. is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

In recent years Iroquois and Vermilion Counties, our traditional primary market areas, have experienced negative growth, reflecting in part, the economic downturn. However, Champaign County, where our new Savoy branch is located, has experienced population growth. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 29,000 in July 2014, a decrease of 2.8% since April 2010, and Vermilion County had an estimated population of 80,000 in July 2014, a decrease of 2.3% since April 2010, while Champaign County had an estimated population of 207,000 in July 2014, an increase of 3.0% since April 2010. However, unemployment rates in our primary market have decreased significantly over the last two years. According to the Illinois Department of Employment Security, unemployment, on a non-seasonally adjusted basis, between June 2014 and June 2016, decreased from 6.1% to 4.8% in Iroquois County, from 9.3% to 7.1% in Vermilion County and from 7.0% to 5.4% in Champaign County.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois, Champaign and Vermilion Counties, Illinois. As of June 30, 2015, the latest date for which FDIC data is available, we ranked first of 13 bank and thrift institutions with offices in Iroquois County with a 24.15% deposit market share. As of the same date, we ranked first of 16 bank and thrift institutions with offices in Vermilion County with a 17.90% deposit market share and we ranked 25th of 30 bank and thrift institutions with offices in Champaign County, with a 0.23% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land development loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2016 and 2015, the amount of such loans equaled $9.8 million and $11.5 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2016 and 2015, the amount of such loans equaled $47.7 million and $27.8 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

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

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $79.1 million and $73.8 million as of June 30, 2016 and 2015, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $0, $93,000, $313,000, $492,000 and $179,000 at June 30, 2016, 2015, 2014, 2013 and 2012, respectively.

	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$149,538	33.29%	$144,887	40.18%	$149,458	44.75%	$146,988	45.97%	$147,337	56.13%
Multi-family	84,200	18.75	58,399	16.20	61,603	18.45	58,442	18.28	38,547	14.68
Commercial	119,643	26.64	103,614	28.74	83,134	24.89	74,679	23.35	32,925	12.54
Home equity lines of credit	8,138	1.81	7,713	2.14	7,824	2.34	8,228	2.57	8,994	3.43
Construction	19,698	4.39	471	0.13	338	0.10	2,086	0.65	7,206	2.75
Commercial	57,826	12.87	37,151	10.30	23,120	6.92	19,695	6.16	13,917	5.30
Consumer	10,086	2.25	8,325	2.31	8,509	2.55	9,662	3.02	13,578	5.17

Total loans	449,129	100.00%	360,560	100.00%	333,986	100.00%	319,780	100.00%	262,504	100.00%

Less:
Unearned fees and discounts, net	30		155		104		67		63
Allowance for loan losses	5,351		4,211		3,958		3,938		3,531

Total loans, net	$443,748		$356,194		$329,924		$315,775		$258,910

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2016. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2016.

	One- to four-family residential real estate (1)		Multi-family real estate		Commercial real estate		Home equity lines of credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,

2017	$3,540	4.77%	$9,161	4.27%	$10,867	4.54%	$444	3.94%
2018	1,644	5.14	5,265	4.17	5,591	4.32	359	3.47
2019 to 2020	9,662	4.70	16,830	4.01	48,440	4.03	1,524	4.87
2021 to 2025	21,387	4.77	33,301	3.68	40,503	3.81	2,250	4.51
2026 to 2030	16,934	4.19	8,984	4.33	12,418	4.66	2,267	4.05
2031 and beyond	96,371	3.95	10,659	3.71	1,824	4.43	1,294	4.00

Total	$149,538	4.17%	$84,200	3.92%	$119,643	4.09%	$8,138	4.29%

	Construction		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,

2017	$2,736	3.30%	$20,350	4.06%	$2,396	4.13%	$49,494	4.21%
2018	1,523	4.25	7,475	4.76	767	6.89	22,624	4.56
2019 to 2020	11,082	3.74	9,753	4.16	2,873	5.56	100,164	4.13
2021 to 2025	3,932	3.91	19,606	4.40	3,863	3.84	124,842	4.05
2026 to 2030	—	—	642	3.27	187	3.00	41,432	4.33
2031 and beyond	425	3.96	—	—	—	—	110,573	3.93

Total	$19,698	3.76%	$57,826	4.27%	$10,086	4.26%	$449,129	4.11%

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2016 that are contractually due after June 30, 2017.

	Due After June 30, 2017
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family (1)	$50,507	$95,491	$145,998
Multi-family	49,438	25,601	75,039
Commercial	80,160	28,616	108,776
Home equity lines of credit	3,229	4,465	7,694
Construction	14,081	2,881	16,962
Commercial	24,678	12,798	37,476
Consumer	7,690	—	7,690

Total loans	$229,783	$169,852	$399,635

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2016, $149.5 million, or 33.3% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of one to seven years and annual interest rate adjustments thereafter, that amortize over a period up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 102%. Private mortgage insurance or participation in a government sponsored program is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios between 80% and 90%, require private mortgage insurance unless waived by management. At June 30, 2016, fixed-rate one- to four-family residential mortgage loans totaled $53.1 million, or 35.5% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $96.4 million, or 64.5% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $417,000 for single-family homes. At June 30, 2016, our average one- to four-family residential mortgage loan had a principal balance of $85,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2016, $34.4 million, or 23.0%, of our total one- to four-family residential loans had principal balances in excess of $417,000. Most of our jumbo loans are originated with a seven-year fixed-rate term and a balloon payment, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago (FHLBC) under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $8.9 million and $10.1 million for the years ended June 30, 2016 and 2015, respectively. In October 2015, we began to also sell loans to FHLBC under its Mortgage Partnership Finance Original Program. Total loans sold under this program were approximately $7.1 million for the year ended June 30, 2016. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

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

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2016, approximately $1.1 million, or 0.25% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2016, $119.6 million, or 26.6% of our loan portfolio consisted of commercial real estate loans, and $84.2 million, or 18.8% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2016, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois, Indiana and Missouri.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, churches, and farm loans secured by real estate. At June 30, 2016, loans secured by commercial real estate had an average loan balance of $516,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 25 years. At June 30, 2016, $32.7 million or 27.3% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 25 years. At June 30, 2016, $25.9 million or 30.7% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2016, our largest commercial real estate loan had an outstanding balance of $6.8 million, was secured by a commercial building, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $8.8 million, was secured by three apartment buildings, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. The majority of home equity lines of credit we originate are secured by a first mortgage or by properties upon which we hold the first mortgage. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2016 we had $8.1 million, or 1.8% of our total loan portfolio in home equity lines of credit. At that date we had $5.6 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2016, we had $57.8 million of commercial business loans outstanding, representing 12.9% of our total loan portfolio. At that date, we also had $24.3 million of unused lines of credit on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

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

At June 30, 2016, our largest commercial business loan outstanding was for $5.9 million and was secured by business equipment and assets. At June 30, 2016, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2016, $19.7 million, or 4.4%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties.

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

At June 30, 2016, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2016 was for a commercial property and had a principal balance of $5.8 million. This loan was performing in accordance with its terms at June 30, 2016.

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

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2016 and 2015, the amount of commercial loan participations totaled $47.7 million and $27.8 million, respectively, of which $19.3 million and $8.8 million, at June 30, 2016 and 2015 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra and Mortgage Partnership Finance Original programs. We retain servicing on all loans sold under these programs. During the years ended June 30, 2016 and 2015, we sold $16.0 million and $10.1 million of loans to the Federal Home Loan Bank of Chicago under these programs. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Loan Losses—Other Credit Risk.”

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

Iroquois Federal’s policies and loan approval limits are established by our Board of Directors. Our loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority) generally have authority to approve one- to four-family residential mortgage loans and other secured loans up to $300,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 and unsecured loans up to $300,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, and up to four other Board members.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2016, 2015, 2014, 2013 and 2012, we had troubled debt restructurings of approximately $2.3 million, $2.6 million, $2.9, million, $3.3 million and $3.8 million, respectively. At the dates presented, we had no loans that were delinquent 120 days or greater and that were still accruing interest.

	At June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$1,604	$2,724	$2,146	$3,439	$3,667
Multi-family	185	240	296	353	1,477
Commercial	63	46	55	194	95
Home equity lines of credit	316	—	28	—	—
Construction	—	—	—	—	—
Commercial	9	21	29	242	2
Consumer	—	14	30	64	113

Total non-accrual loans	2,177	3,045	2,584	4,292	5,354

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	4	15	182	30	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	8	7	—	—	—

Total loans delinquent 90 days or greater and still accruing	12	22	182	30	—

Total non-performing loans	2,189	3,067	2,766	4,322	5,354

Performing troubled debt restructurings	2,084	1,855	1,959	2,015	310
Total non-performing loans and performing troubled debt restructurings	$4,273	$4,922	$4,725	$6,337	$5,664

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	338	50	416	414	1,246
Multi-family	—	—	—	—	—
Commercial	—	—	20	—	—
Home equity lines of credit	—	—	—	—	22
Construction	—	—	—	—	—
Commercial	—	—	—	4	—
Consumer	—	—	—	—	—

Total other real estate owned and foreclosed assets	338	50	436	418	1,268

Total non-performing assets	$2,527	$3,117	$3,202	$4,740	$6,622

Ratios:
Non-performing loans to total loans	0.49%	0.85%	0.82%	1.35%	2.03%
Non-performing assets to total assets	0.42%	0.55%	0.58%	0.87%	1.30%

(1)	Includes home equity loans.

For the years ended June 30, 2016 and 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $140,000 and $155,000, respectively. We recognized no interest income on such loans for the years ended June 30, 2016 and 2015.

At June 30, 2016, our non-accrual loans totaled $2.2 million. These non-accrual loans consisted primarily of fourteen one- to four-family residential loans with aggregate principal balances totaling $1.6 million and specific allowances of $6,000, three commercial real estate loans with aggregate principal balances totaling $63,000 and aggregate specific allowances of $14,000, two multi-family loans with aggregate principal balances totaling

$185,000 with no specific allowances, one commercial business loan with a principal balance of $9,000 and no specific allowance, and one home equity line of credit with a principal balance of $316,000 and no specific allowance.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2016 and 2015, we had $2.3 million and $2.6 million, respectively, of troubled debt restructurings. At June 30, 2016 our troubled debt restructurings consisted of $984,000 of residential one- to four-family mortgage loans, $9,000 of commercial business loans, $1.3 million of multi-family real estate loans, $9,000 of commercial real estate loans, and $11,000 of home equity line of credit loans, all of which were impaired.

For the years ended June 30, 2016 and 2015, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $34,000 and $54,000, respectively. We recognized interest income of $123,000 and $97,000 on such modified loans for the years ended June 30, 2016 and 2015, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2016
Real estate loans:
One- to four-family (1)	6	148	9	1,489	15	1,637
Multi-family	—	—	—	—	—	—
Commercial	2	97	1	27	3	124
Home equity lines of credit	—	—	1	316	1	316
Construction	—	—	—	—	—	—
Commercial	1	100	—	—	1	100
Consumer	1	5	1	8	2	13

Total loans	10	$350	12	$1,840	22	$2,190

At June 30, 2015
Real estate loans:
One- to four-family (1)	14	724	17	2,279	31	3,003
Multi-family	1	31	—	—	1	31
Commercial	3	137	—	—	3	137
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	21	—	—	1	21
Consumer	—	—	3	21	3	21

Total loans	19	$913	20	$2,300	39	$3,213

At June 30, 2014
Real estate loans:
One- to four-family (1)	14	876	14	1,500	28	2,376
Multi-family	—	—	—	—	—	—
Commercial	1	349	—	—	1	349
Home equity lines of credit	2	36	—	—	2	36
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	4	33	—	—	4	33

Total loans	21	$1,294	14	$1,500	35	$2,794

At June 30, 2013
Real estate loans:
One- to four-family (1)	14	827	17	2,472	31	3,299
Multi-family	—	—	—	—	—	—
Commercial	—	—	1	46	1	46
Home equity lines of credit	1	8	—	—	1	8
Construction	—	—	—	—	—	—
Commercial	2	15	—	—	2	15
Consumer	9	50	4	44	13	94

Total loans	26	$900	22	$2,562	48	$3,462

At June 30, 2012
Real estate loans:
One- to four-family (1)	13	1,057	11	1,949	24	3,006
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	2	57	1	7	3	64
Construction	—	—	—	—	—	—
Commercial	1	11	—	—	1	11
Consumer	4	23	3	40	7	63

Total loans	20	$1,148	15	$1,996	35	$3,144

(1)	Includes home equity loans.

Total delinquent loans decreased by $1.0 million to $2.2 million at June 30, 2016 from $3.2 million at June 30, 2015. The decrease in delinquent loans was due primarily to a decrease of $790,000 in one- to four-family loans delinquent 90 days or more, and a decrease of $576,000 in one- to four-family loans delinquent 60 to 89 days, partially offset by an increase of $316,000 in home equity lines of credit delinquent 90 days or more.

Foreclosed Assets Held for Sale. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2016, we had $338,000 in foreclosed assets compared to $50,000 as of June 30, 2015. Foreclosed assets at June 30, 2016, consisted of $338,000 in residential real estate property, while foreclosed assets at June 30, 2015, consisted of $50,000 in residential real estate property.

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

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2016 and 2015, include approximately $2.2 million and $3.1 million of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $20,000 and $83,000 at June 30, 2016 and 2015, respectively. Substandard assets shown include foreclosed assets held for sale.

	At June 30,
	2016	2015
	(In thousands)
Classified assets:
Substandard	$3,656	$6,492
Doubtful	—	—
Loss	—	—

Total classified assets	3,656	6,492
Watch	7,754	2,753

Total criticized assets	$11,410	$9,245

At June 30, 2016, substandard assets consisted of $2.3 million of one- to four-family residential mortgage loans, $349,000 in multi-family loans, $356,000 of commercial real estate loans, $327,000 in home equity lines of credit, $9,000 of commercial business loans, $13,000 of consumer loans, and $338,000 of foreclosed assets held for sale. At June 30, 2016, watch assets consisted of $350,000 of one- to four-family residential mortgage loans, $1.3 million of multi-family loans, $3.5 million of commercial real estate loans, and $2.6 million in commercial business loans. At June 30, 2016, no assets were classified as doubtful or loss.

Other Loans of Concern. At June 30, 2016, there were no other loans or other assets that are not disclosed in the text or tables above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago between 2000 and December 2008, and again starting in October 2015, under its Mortgage Partnership Finance (MPF) Original Program. However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We sold $7.1 million in loans under this program in the year ended June 30, 2016, and we continue to service approximately $12.2 million of these loans, for which our maximum potential credit risk is approximately $411,000. From June 2000 to June 30, 2016, we experienced only $91,000 in actual losses under the MPF Original Program. We have also sold loans to the Federal Home Loan Bank of Chicago since December 2008 under its Mortgage Partnership Finance Xtra Program. Unlike loans sold under the MPF Original Program, we do not retain any credit risk with respect to loans sold under the MPF Xtra Program.

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

The allowance for loan losses increased $1.2 million to $5.4 million at June 30, 2016, from $4.2 million at June 30, 2015. The increase was a result of an increase in outstanding loans and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at June 30, 2016.

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

The following table sets forth the Company’s weighted average historical net charge-offs as of June 30, 2016, and June 30, 2015:

Portfolio segment	June 30, 2016 Net charge-offs – 12 quarter weighted historical	June 30, 2015 Net charge-offs – 12 quarter weighted historical

Real Estate:
One- to four-family	0.13%	0.01%
Multi-family	—%	(0.09)%
Commercial	0.01%	0.02%
HELOC	0.32%	0.15%
Construction	—%	—%
Commercial business	0.04%	0.13%
Consumer	(0.02)%	(0.04)%
Entire portfolio total	0.06%	—%

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

Portfolio segment	Qualitative factor applied at June 30, 2016	Qualitative factor applied at June 30, 2015

Real Estate:
One- to four-family	0.68%	0.81%
Multi-family	1.45%	1.54%
Commercial	1.24%	1.23%
HELOC	0.88%	0.95%
Construction	1.15%	0.65%
Commercial business	1.93%	1.87%
Consumer	0.87%	0.94%
Entire portfolio total	1.13%	1.15%

At June 30, 2016, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.1 million, as compared to $4.2 million at June 30, 2015. The general increase in qualitative factors was attributable primarily to significant loan growth from 2015 to 2016.

While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio and the potential changes in market conditions, our level of nonperforming assets and resulting charges-offs may fluctuate. Higher levels of net charge-offs requiring additional provisions for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Balance at beginning of period	$4,211	$3,958	$3,938	$3,531	$3,149

Charge-offs:
Real estate loans:
One- to four-family (1)	(188)	(231)	(418)	(78)	(651)
Multi-family	—	—	—	—	—
Commercial	(3)	—	(28)	(45)	(48)
Home equity lines of credit	(32)	(35)	(16)	(8)	(35)
Construction	—	—	—	—	—
Commercial	—	—	(38)	(50)	(29)
Consumer	(10)	(12)	(38)	(69)	(88)

Total charge-offs	(233)	(278)	(538)	(250)	(851)

Recoveries:
Real estate loans:
One- to four-family (1)	5	29	50	49	71
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	—	13	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	2	29	6	13	37

Total recoveries	7	71	56	62	108

Net charge-offs	(226)	(207)	(482)	(188)	(743)

Provision for loan losses	1,366	460	502	595	1,125

Balance at end of period	$5,351	$4,211	$3,958	$3,938	$3,531

Ratios:
Net charge-offs to average loans outstanding	0.05%	0.01%	0.15%	0.07%	0.30%
Allowance for loan losses to non-performing loans at end of period	244.39%	137.30%	143.10%	91.12%	65.95%
Allowance for loan losses to total loans at end of period	1.19%	1.17%	1.18%	1.23%	1.34%

(1)	Includes home equity loans.

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

	At June 30,
	2016		2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,198	33.3%	$1,216	40.2%	$1,391	44.6%
Multi-family	1,202	18.8	827	16.2	842	18.4
Commercial	1,399	26.6	1,246	28.8	968	24.8
Home equity lines of credit	94	1.8	85	2.1	111	2.3
Construction	227	4.4	6	0.1	10	0.5
Commercial	1,140	12.9	744	10.3	543	6.9
Consumer	91	2.2	87	2.3	93	2.5

Total allocated allowance	5,351		4,211		3,958
Unallocated	—		—		—

Total	$5,351	100.0%	$4,211	100.0%	$3,958	100.0%

(1)	Includes home equity loans.

	At June 30,
	2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,616	46.0%	$1,940	55.9%
Multi-family	797	18.2	679	14.6
Commercial	838	23.3	245	12.5
Home equity lines of credit	90	2.6	81	3.4
Construction	24	0.8	78	3.2
Commercial	431	6.1	347	5.3
Consumer	104	3.0	139	5.1

Total allocated allowance	3,900		3,509
Unallocated	38		22

Total	$3,938	100.0%	$3,531	100.0%

(1)	Includes home equity loans.

Net charge-offs increased from $207,000 for the year ended June 30, 2015 to $226,000 for the year ended June 30, 2016, with most of the charge-offs during both periods involving one- to four-family residential real estate loans. In addition, non-performing loans decreased by $878,000 during the year ended June 30, 2016.

The allowance for loan losses increased $1.2 million, or 27.1%, to $5.4 million at June 30, 2016 from $4.2 million at June 30, 2015. The increase was based on the amount of charge-offs, an increase in the loan portfolio and the change in loan portfolio composition. At June 30, 2016, the allowance for loan losses represented 1.19% of total loans compared to 1.17% of total loans at June 30, 2015.

Investments

We conduct investment transactions in accordance with our Board-approved investment policy. The investment policy is reviewed at least annually by the Budget and Investment Committee of the Board, and any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, minimizing exposure to credit risk, potential returns and consistency with our interest rate risk management strategy. Authority to make investments under approved guidelines is delegated to our Investment Committee, comprised of our President and Chief Executive Officer, our Senior Executive Vice President and Chief Financial Officer, our Executive Vice President and Community President, and our Senior Vice President and Controller. All investments are reported to the Board of Directors for ratification at the next regular Board meeting.

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2016, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction does not apply to IF Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

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

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by the U.S. Government or U.S. Government-sponsored enterprises. Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital level. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single municipal issuer. At June 30, 2016, we held $4.0 million of municipal securities, all of which were issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2016, we held $5.4 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $67.0 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2016, we had $8.6 million invested in bank-owned life insurance, which was 12.0% of our Tier 1 capital plus our allowance for loan losses.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Chicago stock, federally insured interest-earning time deposits and bank-owned life insurance. As of June 30, 2016, 2015 and 2014 all of such securities were classified as available for sale.

	At June 30,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government, federal agency and government-sponsored enterprises	$87,193	$90,105	$105,742	$107,938	$112,511	$114,662
U.S. government sponsored mortgage-backed securities	26,418	27,245	59,213	58,840	67,033	66,732
State and political subdivisions	3,431	3,978	3,585	3,852	3,022	3,192

Total	$117,042	$121,328	$168,540	$170,630	$182,566	$184,586

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2016 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government, federal agency and government-sponsored enterprises	$14,139	3.16%	$39,624	2.55%	$33,430	2.27%	$—	—%	$87,193	$90,105	2.54%
U.S. government sponsored mortgage-backed securities	—	—	—	—	—	—	26,418	2.54	26,418	27,245	2.54
State and political subdivisions	36	3.63	1,459	5.50	63	4.83	1,873	3.25	3,431	3,978	4.24

Total	$14,175	3.16%	$41,083	2.65%	$33,493	2.27%	$28,291	2.59%	$117,042	$121,328	2.59%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and personal checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or internet funding. At June 30, 2016, we had $41.6 million in brokered certificates of deposit and $3.2 million in internet funding.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2016			For the Fiscal Year Ended June 30, 2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$18,760	4.51%	0.00%	$15,351	3.75%	0.00%
Interest-bearing checking or NOW	40,852	9.82	0.09	36,177	8.84	0.09
Savings accounts	38,399	9.24	0.13	35,480	8.68	0.17
Money market accounts	72,118	17.34	0.19	59,570	14.57	0.19
Certificates of deposit	245,699	59.09	0.88	262,372	64.16	0.85

Total deposits	$415,828	100.00%	0.57%	$408,950	100.00%	0.60%

	For the Fiscal Year Ended June 30, 2014
	Average Balance	Percent	Weighted Average Rate
		(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$13,831	3.55%	0.00%
Interest-bearing checking or NOW	34,342	8.81	0.10
Savings accounts	33,383	8.56	0.22
Money market accounts	59,035	15.14	0.24
Certificates of deposit	249,340	63.94	0.83

Total deposits	$389,931	100.00%	0.59%

As of June 30, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $103.1 million. The following table sets forth the maturity of those certificates as of June 30, 2016.

At June 30, 2016
(In thousands)
Three months or less	$26,046
Over three months through six months	15,485
Over six months through one year	23,296
Over one year to three years	28,292
Over three years	9,986

Total	$103,105

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2016	2015	2014
	(In thousands)
Interest Rate:
Less than 2.00%	$257,237	$242,965	$248,970
2.00% to 2.99%	747	4,647	6,280
3.00% to 3.99%	—	—	—
4.00% to 4.99%	—	—	—
5.00% to 5.99%	—	—	—

Total	$257,984	$247,612	$255,250

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and repurchase agreements. At June 30, 2016, we had access to additional Federal Home Loan Bank of Chicago advances of up to $115.6 million based on our collateral. The following table sets forth information concerning balances and interest rates on our borrowings and repurchase agreements at the dates and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2016	2015	2014
	(Dollars in thousands)

Federal Home Loan Bank of Chicago
Balance at end of period	$67,000	$58,000	$56,750
Average balance during period	64,000	48,875	81,229
Maximum outstanding at any month end	75,500	58,000	97,000
Weighted average interest rate at end of period	1.57%	1.36%	1.37%
Average interest rate during period	1.43%	1.60%	0.99%

Repurchase Agreements
Balance at end of period	$4,392	$4,024	$2,324
Average balance during period	5,111	3,398	2,165
Maximum outstanding at any month end	5,776	4,403	2,830
Weighted average interest rate at end of period	0.45%	0.40%	0.35%
Average interest rate during period	0.42%	0.35%	0.36%

Personnel

At June 30, 2016, we had 94 full-time employees and 1 part-time employee, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

At June 30, 2016, Iroquois Federal’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”

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

As of June 30, 2016, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Iroquois Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the qualified thrift lender test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At June 30, 2016, Iroquois Federal held 71.85% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. For this purpose, a savings bank is placed in one of the five categories based on the savings bank’s capital:

•	Well Capitalized - a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater.

•	Adequately Capitalized – a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.

•	Undercapitalized - a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%.

•	Significantly Undercapitalized - a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%.

•	Critically Undercapitalized - a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At June 30, 2016, Iroquois Federal met the criteria for being considered “well-capitalized.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2016, the annualized FICO assessment was equal to 0.56 of a basis point of total assets less tangible capital.

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

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2016, Iroquois Federal was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2016, Iroquois Federal was in compliance with these reserve requirements.

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

Permissible Activities. Under present law, the business activities of IF Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of June 30, 2016, IF Bancorp, Inc. has not elected financial holding company status.

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

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the FRB has extended the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements to savings and loan holding companies and increased the threshold for the exception to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the FRB.

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

We intend to continue originating commercial real estate, multi-family and commercial business loans. At June 30, 2016, $119.6 million, or 26.6%, of our total loan portfolio consisted of commercial real estate loans, $84.2 million, or 18.8%, of our total loan portfolio consisted of multi-family loans, and $57.8 million, or 12.9%, of our total loan portfolio consisted of commercial business loans. These categories of loans have increased significantly since June 30, 2009, when $23.8 million, or 10.5%, of our total loan portfolio consisted of commercial real estate loans, $14.8 million, or 6.6%, of our total loan portfolio consisted of multi-family loans, and $9.3 million, or 4.1%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

If our non-performing loans and other non-performing assets increase, our earnings will decrease.

At June 30, 2016, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and real estate owned) totaled $2.5 million. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets. Additionally, our real estate owned results in carrying costs such as taxes, insurance and maintenance fees. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Iroquois Federal. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly by recording a provision for loan losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. Our allowance for loan losses was 1.19% of total loans at June 30, 2016. Additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted Accounting Standard Update 2016-13, which will be effective for IF Bancorp and Iroquois Federal for the first quarter of the fiscal year ending June 30, 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of the allowance for loan losses, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2016, 39.1% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 59.5% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

During the past several years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2009. Consequently, the average yield on our interest earning assets has decreased to 3.71% for the year ended June 30, 2016 from 5.29% for the year ended June 30, 2009. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. This has resulted in increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

The State of Illinois has significant financial difficulties, and this could adversely impact certain of our borrowers and the economic vitality of the state, which would have a negative impact on our business.

The State of Illinois has significant financial difficulties, including material pension funding shortfalls. The State of Illinois’ debt rating has been downgraded and its executive and legislative branches of government have been unable to reach agreement on a budget for the current fiscal year. These issues could impact the economic vitality of the state and the businesses operating there, encourage businesses to leave the State of Illinois, discourage new employers from starting or moving businesses to the state, and could result in an increase in the Illinois state income tax rate. In addition, population outflow from the State of Illinois could affect our ability to attract and retain customers.

Some of the markets we are in include significant university and healthcare presence, which rely heavily on state funding and contracts. Payment delays by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our markets, which could in turn adversely affect our financial condition and results of operations. In addition, adverse changes in agribusiness and capital goods exports could materially adversely affect downstate Illinois markets, which are heavily reliant upon these industries. Delays in the payment of accounts receivable owed to borrowers that are employed by or who do business with these industries or the State of Illinois could impair their ability to repay their loans when due and negatively impact our business.

Increased interest rates and changes in secondary mortgage market conditions could reduce our earnings from our mortgage banking operations.

Our mortgage banking income varies with movements in interest rates, and increases in interest rates could negatively affect our ability to originate loans in the same volume as we have in past years. In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. In light of current conditions, there is greater risk in retaining mortgage loans pending their sale to investors. As a result, a prolonged period of secondary market illiquidity may reduce our loan mortgage production volume and could have a material adverse effect on our financial condition and results of operations.

A portion of our loan portfolio consists of loan participations secured by properties outside of our primary market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2016, our loan participations totaled $47.7 million, or 10.6% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

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

In addition to loans that we originate, at June 30, 2016, our loan portfolio included $9.8 million of purchased loans. These loans were primarily purchased from three vendors: Irwin Mortgage Corporation (now serviced by the Association); Mid America Bank (now serviced by PNC Bank); and Countrywide Financial (now serviced by Bank of America). Of these loans, $2.6 million were purchased from Countrywide and have experienced a significantly higher rate of losses than loans that we originate. As of June 30, 2016, the loans purchased from Countrywide consisted of 6 loans secured by one- to four-family residential loans, primarily in the Chicago market area. Of these 6 loans, 3 are classified as substandard and have specific allowances of $4,000. The other 3 loans are performing in accordance with their original terms. If we experience additional losses on these loans, our earnings will decrease.

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

The short-term and long-term impact of the changing regulatory capital requirements and capital rules is uncertain.

In July, 2013, the federal banking agencies approved a rule that substantially amended the regulatory risk-based capital rules applicable to Iroquois Federal and If Bancorp. The rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The amended capital requirements include new minimum risk-based capital and leverage ratios, which were effective for Iroquois Federal and IF Bancorp on January 1, 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The new rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

We face significant operational risks because the financial services business involves a high volume of transactions.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.

Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of information does occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource some of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failures, interruptions, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate from our main office, four branch offices, an administrative office, and a data center located in Iroquois, Vermilion, Champaign and Kankakee Counties, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $4.6 million at June 30, 2016. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities. We have signed a purchase agreement on a property located at 421 Brown Boulevard, Bourbonnais, Illinois in Kankakee County, with the expectation that it may be used for a new branch sometime in the future, subject to regulatory notice requirements.

Location	Year Opened	Owned/ Leased

Main Office:
201 East Cherry Street Watseka, Illinois 60970	1964	Owned

Branches:
619 North Gilbert Street Danville, Illinois 61832	1973	Owned

175 East Fourth Street Clifton, Illinois 60927	1977	Owned

511 South Chicago Road Hoopeston, Illinois 60942	1979	Owned

108 Arbours Drive Savoy, Illinois 61874	2014	Owned

Loan Production Office:
3535 Highway 54 Osage Beach, Missouri 65065	2006	Owned

Administrative Office:
204 East Cherry Street Watseka, Illinois 60970	2001	Owned

Data Center:
819 East 4000 South Road Kankakee, Illinois 60901	2012	Leased (expires May 30, 2018)

Champaign Satellite Office:
2917 Crossing Court, Suite B2 Champaign, Illinois 61822	2015	Leased (expires May 14, 2017)

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low	Dividend
Fiscal 2016:

First Quarter	$17.43	$16.35	$0.05
Second Quarter	$18.77	$16.94	—
Third Quarter	$19.97	$17.25	$0.08
Fourth Quarter	$19.01	$17.70	—

	High	Low	Dividend
Fiscal 2015:

First Quarter	$17.49	$16.48	$0.05
Second Quarter	$16.97	$16.50	—
Third Quarter	$17.43	$16.50	$0.05
Fourth Quarter	$17.25	$16.36	—

Holders.

As of September 8, 2016, there were 396 holders of record of the Company’s common stock.

Dividends.

The Company paid dividends of $0.05 per share in October 2015 and $0.08 per share in April 2016. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/16 – 4/30/16	—	$—	—	200,703
5/1/16 – 5/31/16	—	—	—	200,703
6/1/16 – 6/30/16	—	—	—	200,703

Total	—	$—	—

(1)	The Company announced a new stock repurchase plan on February 5, 2016. Under the new plan, the Company may repurchase up to 200,703 shares of its common stock, or approximately 5% of its outstanding shares. The Company completed its prior repurchase plan on December 21, 2015. Under the prior plan, the Company repurchased 210,313 shares of its common stock at an average price per share of $16.68.

ITEM 6.	SELECTED FINANCIAL DATA

	At June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:

Total assets	$595,565	$563,668	$551,343	$547,535	$511,330
Cash and cash equivalents	6,449	13,224	12,731	6,580	8,193
Investment securities available for sale	121,328	170,630	184,586	200,827	223,306
Federal Home Loan Bank of Chicago stock	5,425	5,425	5,425	5,425	4,175
Loans held for sale	—	93	313	492	179
Loans receivable, net	443,748	356,101	329,611	315,283	258,731
Real estate owned	338	50	436	418	1,268
Bank-owned life insurance	8,555	8,289	8,025	7,757	7,495
Deposits	433,708	415,544	404,593	371,203	344,485
Federal Home Loan Bank of Chicago advances	67,000	58,000	56,750	87,500	75,000
Total equity	83,972	80,436	82,086	81,749	86,649

	For the Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Operating Data:

Interest income	$20,373	$18,895	$18,961	$17,610	$18,001
Interest expense	3,313	3,226	3,148	3,099	3,784

Net interest income	17,060	15,669	15,813	14,511	14,217
Provision for loan losses	1,366	460	502	595	1,125

Net interest income after provision for loan losses	15,694	15,209	15,311	13,916	13,092
Noninterest income	4,095	3,320	3,068	4,489	3,705
Noninterest expense	14,209	13,420	13,040	12,638	14,838

Income before income tax expense	5,580	5,109	5,339	5,767	1,959
Income tax expense	2,014	1,835	1,862	2,057	559

Net income	$3,566	$3,274	$3,477	$3,710	$1,400

	At or For the Fiscal Years Ended June 30,
	2016	2015	2014	2013	2012

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.62%	0.60%	0.62%	0.70%	0.28%
Return on average equity (net income as a percentage of average equity)	4.35%	3.92%	4.26%	4.34%	1.66%
Interest rate spread (1)	3.00%	2.87%	2.83%	2.75%	2.89%
Net interest margin (2)	3.11%	2.98%	2.94%	2.86%	3.04%
Efficiency ratio (3)	67.17%	70.67%	69.06%	66.52%	82.79%
Dividend payout ratio	13.54%	12.05%	11.90%	—	—
Noninterest expense to average total assets	2.49%	2.45%	2.33%	2.37%	3.01%
Average interest-earning assets to average interest-bearing liabilities	117.85%	117.98%	117.24%	118.59%	118.82%
Average equity to average total assets	14.33%	15.21%	14.61%	16.03%	17.09%

Asset Quality Ratios:
Non-performing assets to total assets	0.42%	0.55%	0.58%	0.87%	1.30%
Non-performing loans to total loans	0.49%	0.85%	0.82%	1.35%	2.03%
Allowance for loan losses to non-performing loans	244.39%	137.30%	143.10%	91.12%	65.95%
Allowance for loan losses to total loans	1.19%	1.17%	1.18%	1.23%	1.34%
Net charge-offs (recoveries) to average loans	0.05%	0.01%	0.15%	0.07%	0.30%

Capital Ratios:
Total capital (to risk-weighted assets):
Company	19.7%	23.2%	26.3%	27.9%	33.3%
Association	16.1%	19.3%	21.9%	21.6%	24.3%
Tier 1 capital (to risk-weighted assets):
Company	18.5%	22.0%	25.1%	26.6%	32.1%
Association	14.9%	18.2%	20.7%	20.3%	23.0%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company (4)	18.5%	22.0%	—%	—%	—%
Association (4)	14.9%	18.2%	—%	—%	—%
Tier 1 capital (to adjusted total assets):
Company	14.4%	14.5%	14.7%	15.0%	16.1%
Association	11.1%	11.9%	12.1%	11.4%	11.6%
Tangible capital (to adjusted total assets):
Company	14.4%	14.5%	14.7%	15.0%	16.1%
Association	11.1%	11.9%	12.1%	11.4%	11.6%

Other Data:
Number of full service offices	5	5	5	4	4
Full time equivalent employees	95	98	95	92	92

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	The common equity Tier 1 capital is a new capital requirement adopted by the OCC, which became effective for the Association in January, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $595.6 million in assets at June 30, 2016 from $377.2 million in assets at June 30, 2009. We have increased our assets primarily in investment securities and loan growth.

Historically, we operated as a traditional thrift institution. As recently as June 30, 2009, approximately 72.4% of our loan portfolio consisted of longer-term, one- to four-family residential real estate loans. However, in recent years, we have increased our focus on the origination of commercial real estate loans, multi-family real estate loans and commercial business loans, which generally provide higher returns than one- to four-family residential mortgage loans, have shorter durations and are often originated with adjustable rates of interest. As a result, our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 3.00% for the year ended June 30, 2016 from 2.53% for the year ended June 30, 2009. During this same period, many financial institutions have experienced interest rate spread compression. This contributed to a corresponding increase in net interest income (the difference between interest income and interest expense) to $17.1 million for the fiscal year ended June 30, 2016 from $9.5 million for the fiscal year ended June 30, 2009.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing assets totaled $2.5 million or 0.42% of total assets at June 30, 2016.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2016 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2016 and June 30, 2015

Total assets increased $31.9 million, or 5.7%, to $595.6 million at June 30, 2016 from $563.7 million at June 30, 2015. The increase was primarily due to an $87.6 million increase in net loans, partially offset by a $6.8 million decrease in cash and cash equivalents and a $49.3 million decrease in investment securities.

Net loans receivable, including loans held for sale, increased by $87.6 million, or 24.6%, to $443.7 million at June 30, 2016 from $356.2 million at June 30, 2015. The increase in net loans receivable during this period was due primarily to a $25.8 million, or 44.2%, increase in multi-family loans, a $20.7 million, or 55.7%, increase in commercial business loans, a $4.7 million, or 3.2%, increase in one- to four-family loans, a $16.0 million, or 15.5%, increase in commercial real estate loans, a $1.8 million, or 21.2%, increase in consumer loans, a $19.2 million, or 4082.2%, increase in construction loans, and a $425,000, or 5.5%, increase in home equity lines of credit.

Investment securities, consisting entirely of securities available for sale, decreased $49.3 million, or 28.9%, to $121.3 million at June 30, 2016 from $170.6 million at June 30, 2015. The decrease was primarily due to the sale of securities to fund loan growth. We had no held-to-maturity securities at June 30, 2016 or June 30, 2015.

Compared to June 30, 2015, as of June 30, 2016, other assets increased $516,000 to $895,000, other real estate increased $288,000 to $338,000, and interest receivable increased $130,000 to $1.8 million, while premises and equipment decreased $214,000 to $4.6 million, deferred income taxes decreased $503,000 to $1.7 million and mortgage servicing rights decreased $65,000 to $440,000. Federal Home Loan Bank stock was $5.4 million at both June 30, 2016 and 2015. The increase in other assets resulted from an increase in accounts receivable general due to the payoff of a purchased loan late in June for which we had not yet received the proceeds from the servicing bank as of June 30, 2016. The increase in other real estate was due to the addition of one residential real estate property, and the increase in interest receivable was mostly due to the increase in the loan portfolio. The decrease in premises and equipment was primarily due to normal depreciation and the decrease in deferred income taxes was mostly due to an increase in the unrealized gain on sale of available-for sale securities. Mortgage servicing rights decreased due to a reduction in both the balance of FHLB MPF Xtra loans serviced and the market value of the servicing.

At June 30, 2016, our investment in bank-owned life insurance was $8.6 million, an increase of $266,000 from $8.3 million at June 30, 2015. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for loan losses. At June 30, 2016, our investment of $8.6 million in bank-owned life insurance was 12.0% of our Tier 1 capital plus our allowance for loan losses.

Deposits increased $18.2 million, or 4.4%, to $433.7 million at June 30, 2016 from $415.5 million at June 30, 2015. Certificates of deposit, excluding brokered certificates of deposit, increased $8.3 million, or 4.0%, to $216.3 million, savings, NOW, and money market accounts increased $5.9 million, or 3.9%, to $156.7 million, brokered certificates of deposit increased $2.1 million, or 5.3%, to $41.6 million, and noninterest bearing demand accounts increased $1.9 million, or 10.8%, to $19.0 million. Repurchase agreements increased $368,000 to $4.4 million.

Advances from the Federal Home Loan Bank of Chicago increased $9.0 million, or 15.5%, to $67.0 million at June 30, 2016 from $58.0 million at June 30, 2015.

Total equity increased $3.5 million, or 4.4%, to $84.0 million at June 30, 2016 from $80.4 million at June 30, 2015. Equity increased due to net income of $3.6 million, ESOP and stock equity plan activity of $690,000, and an increase in accumulated other comprehensive income, net of tax, of $1.2 million, partially offset by a decrease due to the repurchase of 83,313 shares of the Company’s common stock at an aggregate cost of approximately $1.4 million and the payment of dividends to our shareholders. The increase due to stock equity plan activity was the result of the full vesting of one participant’s restricted stock and stock options due to disability, the exercising of options by one participant, and the vesting of restricted stock awards. The increase in other accumulated comprehensive income was primarily due to an increase in unrealized gains on securities available for sale. A stock repurchase program was adopted on May 21, 2015, which authorized the Company to repurchase up to 210,313 shares of its common stock, or approximately 5% of then current outstanding shares. As of June 30, 2016, all 210,313 shares were repurchased, 83,313 of which were repurchased during the fiscal year ended June 30, 2016. The Board of Directors adopted another stock repurchase program on February 5, 2016, which authorized the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. No shares were repurchased under this program as of June 30, 2016.

Comparison of Operating Results for the Years Ended June 30, 2016 and 2015

General. Net income increased $292,000, or 8.9%, to $3.6 million net income for the year ended June 30, 2016 from $3.3 million net income for the year ended June 30, 2015. The increase was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense and an increase in provision for loan losses.

Net Interest Income. Net interest income increased by $1.4 million, or 8.9%, to $17.1 million for the year ended June 30, 2016 from $15.7 million for the year ended June 30, 2015. The increase was due to an increase of $1.5 million in interest and dividend income, partially offset by an increase of $87,000 in interest expense. The increase in net interest income was primarily the result of an increase in the average balance of interest earning assets and higher average yields on interest earning assets. We had a $23.4 million, or 4.4%, increase in the average balance of interest earning assets, partially offset by a $20.3 million, or 4.6%, increase in the average balance of interest bearing liabilities. Our interest rate spread increased 13 basis points to 3.00% for the year ended June 30, 2016 from 2.87% for the year ended June 30, 2015, and our net interest margin increased by 13 basis points to 3.11% for the year ended June 30, 2016 from 2.98% for the year ended June 30, 2015.

Interest and Dividend Income. Interest and dividend income increased $1.5 million, or 7.8%, to $20.4 million for the year ended June 30, 2016 from $18.9 million for the year ended June 30, 2015. The increase in interest income was due to an increase in interest income on loans, partially offset by a decrease in interest income on securities. An increase of $2.7 million, or 19.1%, in interest on loans resulted from a $74.5 million, or 21.7%, increase in the average balance of loans to $417.9 million for the year ended June 30, 2016, partially offset by a 9 basis point, or 2.1%, decrease in the average yield on loans to 4.08% from 4.17%. Interest on securities decreased $1.3 million, or 28.6%, mostly due to a $49.2 million decrease in the average balance of securities to $123.7 million at June 30, 2016 from $173.0 million at June 30, 2015, while the average yield on securities was 2.62% for both the year ended June 30, 2016 and the year ended June 30, 2015. The decrease in the average yield on loans reflected a reduction in the interest rates charged on loans originated during the period versus the average yield on loans in the portfolio.

Interest Expense. Interest expense increased $87,000, or 2.7%, to $3.3 million for the year ended June 30, 2016 from $3.2 million for the year ended June 30, 2015. The increase was primarily due to increased average balances of deposits and borrowings, partially offset by lower market interest rates during the period.

Interest expense on interest-bearing deposits decreased $58,000, or 2.4%, and was $2.4 million for both the year ended June 30, 2016, and for the year ended June 30, 2015. This decrease was primarily due to an increase in the average balance of interest-bearing deposits to $397.1 million for the year ended June 30, 2016, from $393.6 million for the year ended June 30, 2015, partially offset by a 2 basis point, or 3.2% decrease in the average cost of interest-bearing deposits to 0.60% from 0.62%.

Interest expense on borrowings, including FHLB advances and repurchase agreements, increased $145,000, or 18.3%, to $938,000 for the year ended June 30, 2016 from $793,000 for the year ended June 30, 2015. This increase was due to a $16.8 million, or 32.2%, increase in the average balance of borrowings to $69.1 million for the year ended June 30, 2016 from $52.3 million for the year ended June 30, 2015, partially offset by a 16 basis point decrease in the average cost of such borrowings to 1.36% for the year ended June 30, 2016 from 1.52% for the year ended June 30, 2015.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $1.4 million for the year ended June 30, 2016, compared to a provision for loan losses of $460,000 for the year ended June 30, 2015. The allowance for loan losses was $5.4 million, or 1.19% of total loans, at June 30, 2016, compared to $4.2 million, or 1.17% of total loans, at June 30, 2015. Non-performing loans decreased during the year ended June 30, 2016, to $2.2 million. During the year ended June 30, 2016 and 2015, $226,000 and $207,000, respectively, in net charge-offs were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2016	Year Ended June 30, 2015

Allowance to non-performing loans	244.39%	137.30%
Allowance to total loans outstanding at the end of the period	1.19%	1.17%
Net charge-offs to average total loans outstanding during the period, annualized	0.05%	0.01%
Total non-performing loans to total loans	0.49%	0.85%
Total non-performing assets to total assets	0.42%	0.55%

Noninterest Income. Noninterest income increased $775,000, or 23.3%, to $4.1 million for the year ended June 30, 2016 from $3.3 million for the year ended June 30, 2015. The increase was primarily due to increases in net realized gains on the sale of available-for-sale securities, gains on sale of loans, customer service fees, and other service charges and fees, partially offset by decreases in insurance commissions, brokerage commissions, and mortgage banking income, net. For the year ended June 30, 2016, net realized gains (losses) on the sale of available-for-sale securities increased to $620,000 from ($24,000), gains on sale of loans increased to $216,000 from $123,000, customer service fees increased to $532,000 from $506,000, and other service charges and fees increased to $212,000 from $122,000, while insurance commissions decreased to $666,000 from $720,000, brokerage commissions decreased to $672,000 from $732,000 and mortgage banking income, net, decreased to $126,000 from $185,000. The increase in net realized gains on the sale of available-for-sale securities was a result of a larger amount of securities sold at a gain in the year ended June 30, 2016, compared to the year ended June 30, 2015. The increase in gains on sale of loans was primarily due to an increase in the number of loans sold to the Federal Home Loan Bank of Chicago in the year ended June 30, 2016, and the increase in customer service fees and other service charges and fees was due to an increase in the number of loan fees and an increase in the fee amount. The decrease in insurance commissions is primarily due to higher contingency commissions in the year ended June 30, 2015, the decrease in brokerage commissions reflects decreased activity due to movement in market interest rates, and the decrease in mortgage banking income, net, was due to a reduction in the value of mortgage servicing rights.

Noninterest Expense. Noninterest expense increased $789,000, or 5.9%, to $14.2 million for the year ended June 30, 2016 from $13.4 million for the year ended June 30, 2015. The largest components of this increase were compensation and benefits, which increased $497,000, or 5.9%, telephone and postage which increased $54,000, or 21.1%, and audit and accounting services, which increased $37,000, or 36.6%. Increased medical insurance costs, normal salary increases, and stock equity plan expenses primarily accounted for the increase in compensation and benefits expense. The increase in audit and accounting was due to additional services received during the year ended June 30, 2016, while the increase in telephone and postage was a result of updates to our telephone system. These increases were partially offset by a decrease in the loss on foreclosed assets, net.

Income Tax Expense. We recorded a provision for income tax of $2.0 million for the year ended June 30, 2016, compared to a provision for income tax of $1.8 million for the year ended June 30, 2015, reflecting effective tax rates of 36.1% and 35.9%, respectively.

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

	For the Fiscal Years Ended June 30,
	2016			2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$149,752	$6,164	4.12%	$146,802	$6,123	4.17%	$148,047	$6,215	4.20%
Multi-family	77,544	3,029	3.91	57,526	2,303	4.00	60,213	2,452	4.07
Commercial	114,137	4,644	4.07	90,891	3,699	4.07	78,695	3,185	4.05
Home equity lines of credit	7,882	328	4.16	7,855	334	4.25	7,827	328	4.19
Construction loans	10,046	372	3.70	1,113	44	3.95	1,835	67	3.65
Commercial business loans	49,372	2,086	4.23	30,733	1,378	4.48	21,124	993	4.70
Consumer loans	9,193	432	4.70	8,512	440	5.17	9,107	521	5.72

Total loans	417,926	17,055	4.08	343,432	14,321	4.17	326,848	13,761	4.21

Securities:
U.S. government, federal agency and government-sponsored enterprises	88,017	2,310	2.62	106,432	2,860	2.69	124,809	3,069	2.46
U.S. government sponsored mortgage-backed securities	32,213	848	2.63	63,046	1,586	2.52	76,177	2,048	2.69
State and political subdivisions	3,496	78	2.23	3,492	84	2.41	3,184	46	1.44

Total securities	123,726	3,236	2.62	172,970	4,530	2.62	204,170	5,163	2.53
Other	7,757	82	1.06	9,634	44	0.46	7,703	37	0.48

Total interest-earning assets	549,409	20,373	3.71	526,036	18,895	3.59	538,721	18,961	3.52

Noninterest-earning assets	22,380			22,784			19,875

Total assets	$571,789			$548,820			$558,596

Interest-bearing liabilities:
Interest-bearing checking or NOW	$40,852	37	0.09	$36,177	33	0.09	$34,342	35	0.10
Savings accounts	38,399	50	0.13	35,480	60	0.17	33,383	72	0.22
Money market accounts	72,118	138	0.19	59,570	116	0.19	59,035	140	0.24
Certificates of deposit	245,699	2,150	0.88	262,372	2,224	0.85	249,340	2,075	0.83

Total interest-bearing deposits	397,068	2,375	0.60	393,599	2,433	0.62	376,100	2,322	0.62
Federal Home Loan Bank advances and repurchase agreements	69,111	938	1.36	52,273	793	1.52	83,394	826	0.99

Total interest-bearing liabilities	466,179	3,313	0.71	445,872	3,226	0.72	459,494	3,148	0.69

Noninterest-bearing liabilities	23,645			19,489			17,493

Total liabilities	489,824			465,361			476,987
Equity	81,965			83,459			81,609

Total liabilities and equity	571,789			548,820			558,596

Net interest income		$17,060			$15,669			$15,813

Net interest rate spread (2)			3.00%			2.87%			2.83%
Net interest-earning assets (3)	$83,230			$80,164			$79,227

Net interest margin (4)			3.11%			2.98%			2.94%
Average interest-earning assets to interest-bearing liabilities	118%			118%			117%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2016 vs. 2015			Fiscal Years Ended June 30, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,049	$(315)	$2,734	$692	$(132)	$560
Securities	(1,294)	—	(1,294)	(812)	179	(633)
Other	(10)	48	38	9	(2)	7

Total interest-earning assets	$1,745	$(267)	$1,478	$(111)	$45	$(66)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$4	$—	$4	$2	$(4)	$(2)
Savings accounts	5	(15)	(10)	5	(17)	(12)
Certificates of deposit	(149)	75	(74)	91	58	149
Money market accounts	22	—	22	1	(25)	(24)

Total interest-bearing deposits	(118)	60	(58)	99	12	111
Federal Home Loan Bank advances	236	(91)	145	(400)	367	(33)

Total interest-bearing liabilities	$118	$(31)	$87	$(301)	$379	$78

Change in net interest income	$1,627	$(236)	$1,391	$190	$(334)	$(144)

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

As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	sell the majority of our long-term, fixed-rate one- to four-family residential mortgage loans that we originate;

(ii)	lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as brokered certificates of deposit and fixed-rate advances from the Federal Home Loan Bank of Chicago;

(iii)	invest in shorter- to medium-term investment securities and interest-earning time deposits;

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

Interest Rate Risk Analysis

We also perform an interest rate risk analysis that assesses our earnings at risk and our value at risk (or net economic value of equity at risk). Earnings at risk represents the underlying threat to earnings associated with the continual repricing of a financial institution’s various assets and liabilities in differing amounts, at different times, at different interest rate levels, all within the context of a continually changing, global interest rate environment. Our analysis of our earnings at risk is completed monthly on our net interest income for periods extending twelve and twenty-four months forward. Simulations include a base line analysis with no change in the current interest rate environment and alternative interest rate possibilities including rising and falling interest rates of 100, 200, 300, and 400 basis points in interest rates under ramp, shock, static and dynamic rate environments to generate the estimated impact on net interest income. Value at risk represents the threat to the underlying value of a financial institution’s various assets and liabilities, and consequently its capital, given the potential for change in the interest rate structure in which these financial instruments might either reprice, or fail to reprice, in an environment of constantly changing interest rates. Our analysis of our value at risk is completed quarterly and the calculation measures the net effect on the market value of the bank’s equity position when quantifying the impact when interest rates rise and fall for the range of -400 basis points to +400 basis points. Details of our general ledger along with key data from each deposit, loan, investment, and borrowing are downloaded into our forecasting model, which takes into account both market and internal trends. Historical testing is done internally on a regular basis to confirm the validity of the model, while third-party testing is done periodically. Details of our interest rate risk analysis are reviewed by the Asset/Liability Management Committee and presented to the Board on a quarterly basis.

The tables below illustrate the simulated impact of rate shock scenarios up to 400 basis points over a two-year period on our earnings at risk for net interest income. The earnings at risk tables show net interest income decreasing in a rising rate environment. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2016 resulting from immediate rate shocks ranging from -400 basis points to +400 basis points.

Earnings at Risk

Change in Interest Rates (basis points)	% Change in Net Interest Income
	6/30/17	6/30/18

+400	(11.37)	(12.71)
+300	(7.90)	(8.70)
+200	(4.75)	(5.16)
+100	(2.53)	(2.94)
0	—	—
-100	(0.23)	(0.12)
-200	(2.74)	(3.00)
-300	(5.13)	(5.43)
-400	(6.41)	(6.72)

Net Economic Value of Equity (NEVE) at Risk

Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE

+400	63,018	(16.46)
+300	67,147	(10.99)
+200	71,199	(5.61)
+100	75,145	(0.38)
0	75,434	—
-100	70,789	(6.16)
-200	70,595	(6.41)
-300	71,306	(5.47)
-400	71,711	(4.94)

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2016 and 2015, our liquidity ratio averaged 21.4% and 31.6% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2016.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $6.4 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2016, we had $17.6 million in loan commitments outstanding, and $56.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2016 totaled $147.8 million, or 34.1% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2016 and 2015, we originated $203.0 million and $146.1 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $18.2 million for the year ended June 30, 2016, and a net increase in total deposits of $11.0 million for the year ended June 30, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $67.0 million at June 30, 2016. At June 30, 2016, we had the ability to borrow up to an additional $115.6 million from the Federal Home Loan Bank of Chicago and an additional $34.2 million from the Federal Reserve based upon current collateral pledged.

Iroquois Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See “Note 12– Regulatory Matters” of the notes to the financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see “Note 19 – Commitments and Credit Risk” of the notes to the financial statements included in this Annual Report on Form 10-K.

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

The information covered by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of IF Bancorp begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2016. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2016 is effective.

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

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 21, 2016 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

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

Information required by this item regarding security ownership of management and certain other beneficial owners is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement. Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

The following table sets forth information as of June 30, 2016 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2012 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	164,143	$16.63	314,125

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	164,143	$16.63	314,125

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)
3.2	Bylaws of IF Bancorp, Inc. (1)
4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)
10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (2)
10.2	Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (2)
10.3	Change in Control Agreement of Pamela J. Verkler (3)
10.4	Change in Control Agreement of Thomas J. Chamberlain (3)
10.5	Amendment One to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (4)
10.6	Amendment One to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (4)
10.7	Directors Non Qualified Retirement Plan (1)
10.8	IF Bancorp, Inc. 2012 Equity Incentive Plan (5)
21.0	List of Subsidiaries (1)
23.0	Consent of BKD, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (6)
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and 2015, (ii) the Consolidated Statements of Income for the years ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015, and (vi) the notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2015.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2016.
(5)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2012.
(6)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 14, 2016	By:	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Walter H. Hasselbring, III	President, Chief Executive Officer and	September 14, 2016
Walter H. Hasselbring, III	Director (Principal Executive Officer)

/s/ Pamela J. Verkler	Senior Executive Vice President and Chief	September 14, 2016
Pamela J. Verkler	Financial Officer (Principal Financial and Accounting Officer)

/s/ Gary Martin	Chairman of the Board	September 14, 2016
Gary Martin

/s/ Alan D. Martin	Director	September 14, 2016
Alan D. Martin

/s/ Joseph A. Cowan	Director	September 14, 2016
Joseph A. Cowan

/s/ Wayne A. Lehmann	Director	September 14, 2016
Wayne A. Lehmann

/s/ Frank J. Simutis	Director	September 14, 2016
Frank J. Simutis

/s/ Dennis C. Wittenborn	Director	September 14, 2016
Dennis C. Wittenborn

/s/ Rodney E. Yergler	Director	September 14, 2016
Rodney E. Yergler

IF Bancorp, Inc.

Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

IF Bancorp, Inc.

Watseka, Illinois

We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (Company) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IF Bancorp, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Decatur, Illinois
September 16, 2016

IF Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2016 and 2015

(in thousands)

Assets

	2016	2015
Cash and due from banks	$5,451	$12,473
Interest-bearing demand deposits	998	751

Cash and cash equivalents	6,449	13,224

Interest-bearing time deposits in banks	252	250
Available-for-sale securities	121,328	170,630
Loans, net of allowance for loan losses of $5,351 and $4,211 at June 30, 2016 and 2015, respectively	443,748	356,194
Premises and equipment, net of accumulated depreciation of $5,925 and $5,717 at June 30, 2016 and 2015, respectively	4,586	4,800
Federal Home Loan Bank stock, at cost	5,425	5,425
Foreclosed assets held for sale	338	50
Accrued interest receivable	1,803	1,673
Bank-owned life insurance	8,555	8,289
Mortgage servicing rights	440	505
Deferred income taxes	1,746	2,249
Other	895	379

Total assets	$595,565	$563,668

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2016	2015
Liabilities
Deposits
Demand	$19,036	$17,173
Savings, NOW and money market	156,688	150,759
Certificates of deposit	216,343	208,051
Brokered certificates of deposit	41,641	39,561

Total deposits	433,708	415,544

Repurchase agreements	4,392	4,024
Federal Home Loan Bank advances	67,000	58,000
Advances from borrowers for taxes and insurance	932	955
Accrued post-retirement benefit obligation	2,967	2,654
Accrued interest payable	59	65
Other	2,535	1,990

Total liabilities	511,593	483,232

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 4,014,061 and 4,079,274 shares issued and outstanding at June 30, 2016 and 2015, respectively	40	41
Additional paid-in capital	47,535	47,009
Unearned ESOP shares, at cost, 288,675 and 307,920 shares at June 30, 2016 and 2015, respectively	(2,887)	(3,079)
Retained earnings	37,095	35,466
Accumulated other comprehensive income, net of tax	2,189	999

Total stockholders’ equity	83,972	80,436

Total liabilities and stockholders’ equity	$595,565	$563,668

IF Bancorp, Inc.

Consolidated Statements of Income

Years Ended June 30, 2016 and 2015

(in thousands)

	2016	2015
Interest Income
Interest and fees on loans	$17,055	$14,321
Securities
Taxable	3,088	4,380
Tax-exempt	148	150
Federal Home Loan Bank dividends	67	30
Deposits with financial institutions	15	14

Total interest and dividend income	20,373	18,895

Interest Expense
Deposits	2,375	2,433
Federal Home Loan Bank advances and repurchase agreements	938	793

Total interest expense	3,313	3,226

Net Interest Income	17,060	15,669

Provision for Loan Losses	1,366	460

Net Interest Income After Provision for Loan Losses	15,694	15,209

Noninterest Income
Customer service fees	532	506
Other service charges and fees	212	122
Insurance commissions	666	720
Brokerage commissions	672	732
Net realized gains (losses) on sale of available-for-sale securities	620	(24)
Mortgage banking income, net	126	185
Gain on sale of loans	216	123
Bank-owned life insurance income, net	266	264
Other	785	692

Total noninterest income	4,095	3,320

See Notes to Consolidated Financial Statements

	2016	2015
Noninterest Expense
Compensation and benefits	$8,971	$8,474
Office occupancy	584	565
Equipment	983	995
Federal deposit insurance	313	301
Stationary, printing and office	188	184
Advertising	352	386
Professional services	485	515
Supervisory examination	154	149
Audit and accounting services	138	101
Organizational dues and subscriptions	49	50
Insurance bond premiums	130	119
Telephone and postage	310	256
Loss on foreclosed assets, net	—	106
Other	1,552	1,219

Total noninterest expense	14,209	13,420

Income Before Income Tax	5,580	5,109

Provision for Income Taxes	2,014	1,835

Net Income	$3,566	$3,274

Earnings Per Share:
Basic	$0.96	$0.83
Diluted	$0.95	$0.83

Dividends Paid Per Share	$0.13	$0.10

IF Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2016 and 2015

(in thousands)

	2016	2015
Net Income	$3,566	$3,274

Other Comprehensive Income (Loss)
Unrealized appreciation on available-for-sale securities, net of taxes of $1,078 and $19 for 2016 and 2015, respectively	1,738	27

Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $243 and $(10) for 2016 and 2015, respectively	377	(14)

	1,361	41

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(102) and $(83) for 2016 and 2015, respectively	(171)	(123)

Other comprehensive income (loss), net of tax	1,190	(82)

Comprehensive Income	$4,756	$3,192

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2016 and 2015

(in thousands)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income	Total
Balance, July 1, 2014	44	46,689	(3,272)	37,544	1,081	82,086
Net income	—	—	—	3,274	—	3,274
Other comprehensive loss	—	—	—	—	(82)	(82)
Dividends on common stock, $0.10 per share	—	—	—	(403)	—	(403)
Stock equity plan	—	203	—	—	—	203
Stock repurchase, 298,383 shares, average price $16.60 each	(3)	—	—	(4,949)	—	(4,952)
ESOP shares earned, 19,245 shares	—	117	193	—	—	310

Balance, June 30, 2015	41	47,009	(3,079)	35,466	999	80,436
Net income	—	—	—	3,566	—	3,566
Other comprehensive income	—	—	—	—	1,190	1,190
Dividends on common stock, $0.13 per share	—	—	—	(484)	—	(484)
Stock equity plan	—	377	—	(28)	—	349
Stock repurchase, 83,313 shares, average price $17.11 each	(1)	—	—	(1,425)	—	(1,426)
ESOP shares earned, 19,245 shares	—	149	192	—	—	341

Balance, June 30, 2016	$40	$47,535	$(2,887)	$37,095	$2,189	$83,972

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2016 and 2015

(in thousands)

	2016	2015
Operating Activities
Net income	$3,566	$3,274
Items not requiring (providing) cash
Depreciation	428	430
Provision for loan losses	1,366	460
Amortization of premiums and discounts on securities	322	569
Deferred income taxes	(230)	(135)
Net realized gains on loan sales	(216)	(123)
Net realized (gains) losses on sales of available-for-sale securities	(620)	24
Loss on foreclosed real estate held for sale	—	106
Bank-owned life insurance income, net	(266)	(264)
Originations of loans held for sale	(15,463)	(9,793)
Proceeds from sales of loans held for sale	15,837	10,136
ESOP compensation expense	341	310
Stock equity plan expense	330	203
Changes in
Accrued interest receivable	(130)	115
Other assets	(516)	110
Accrued interest payable	(6)	(31)
Post retirement benefit obligation	40	61
Other liabilities	545	(120)

Net cash provided by operating activities	5,328	5,332

Investing Activities
Net change in interest bearing time deposits	(2)	—
Purchases of available-for-sale securities	(25,000)	(49,003)
Proceeds from the sales of available-for-sale securities	51,541	50,773
Proceeds from maturities and paydowns of available-for-sale securities	25,255	11,663
Net change in loans	(89,349)	(27,248)
Purchase of premises and equipment	(214)	(106)
Proceeds from the sale of foreclosed assets	48	578

Net cash used in investing activities	(37,721)	(13,343)

See Notes to Consolidated Financial Statements

	2016	2015
Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$7,792	$18,589
Net increase (decrease) in certificates of deposit, including brokered certificates	10,372	(7,638)
Net decrease in advances from borrowers for taxes and insurance	(23)	(42)
Proceeds from Federal Home Loan Bank advances	266,500	269,000
Repayment of Federal Home Loan Bank advances	(257,500)	(267,750)
Net increase in repurchase agreements	368	1,700
Dividends paid	(484)	(403)
Stock purchase per stock repurchase plan	(1,426)	(4,952)
Stock equity plan activity	19	—

Net cash provided by financing activities	25,618	8,504

Increase (Decrease) in Cash and Cash Equivalents	(6,775)	493

Cash and Cash Equivalents, Beginning of Year	13,224	12,731

Cash and Cash Equivalents, End of Year	$6,449	$13,224

Supplemental Cash Flows Information

Interest paid	$3,319	$3,257

Income taxes paid (net of refunds)	$2,182	$1,761

Foreclosed assets acquired in settlement of loans	$337	$298

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

IF Bancorp, Inc., (“IF Bancorp” or the “Company”) is a Maryland corporation whose principal activity is the ownership and management of its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”).

The Association provides a full range of banking and financial services to individual and corporate customers from our five full-service banking offices located in the municipalities of Watseka, Danville, Clifton, Hoopeston and Savoy, Illinois and our loan production and wealth management office in Osage Beach, Missouri. Our primary lending market includes the Illinois counties of Vermilion, Iroquois, and Champaign, as well as the adjacent counties in Illinois and Indiana. Our loan production and wealth management office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Association. The Company and Association are subject to competition from other financial institutions. The Company and Association are also subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

June 30, 2016 and 2015

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

Interest-bearing Deposits in Banks

Interest-bearing deposits in banks mature within six months and are carried at cost.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2016 and 2015, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2012.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiary.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each year. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and changes in the funded status of the postretirement health benefit plan.

Stock-based Compensation Plans

At June 30, 2016, the Company has stock-based compensation plans (stock options and restricted stock) which are described more fully in Note 15.

Transfers between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Recent and Future Accounting Requirements

In May, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. Management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the pending adoption of ASU 2016-09 and its impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Corporation has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2016:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$87,193	$2,912	$—	$90,105
Mortgage-backed:
GSE residential	26,418	827	—	27,245
State and political subdivisions	3,431	547	—	3,978

	$117,042	$4,286	$—	$121,328

June 30, 2015:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$105,742	$2,283	$(87)	$107,938
Mortgage-backed:
GSE residential	59,213	531	(904)	58,840
State and political subdivisions	3,585	267	—	3,852

	$168,540	$3,081	$(991)	$170,630

With the exception of U.S. Government and federal agency and GSE securities and Mortgage-backed-GSE residential securities with a book value of $87,193,000 and $26,418,000, respectively, and a market value of $90,105,000 and $27,245,000, respectively at June 30, 2016, the Company held no securities at June 30, 2016 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at June 30, 2016 and 2015 were issued by government sponsored enterprises.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

The amortized cost and fair value of available-for-sale securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$14,175	$14,329
One to five years	41,083	43,576
Five to ten years	33,493	33,960
After ten years	1,873	2,218

	90,624	94,083
Mortgage-backed securities	26,418	27,245

Totals	$117,042	$121,328

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $64,180,000 at June 30, 2016 and $58,260,000 at June 30, 2015.

Gross gains of $808,000 and $516,000 and gross losses of $188,000 and $540,000 resulting from sales of available-for-sale securities were realized for 2016 and 2015, respectively. The tax provision (credit) applicable to these net realized gains (losses) amounted to approximately $243,000 and $(10,000), respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2016 and 2015, was $0 and $49,541,000, respectively, which is approximately 0% and 29.0% of the Company’s available-for-sale investment portfolio. These declines in fair value at June 30, 2015, resulted from increases in market interest rates and were temporary. There were no securities reported at less than historical cost at June 30, 2016.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and 2015:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016:

Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

June 30, 2015:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$9,913	$(87)	$—	$—	$9,913	$(87)
Mortgage-backed:
GSE residential	20,875	(322)	18,753	(582)	39,628	(904)

Total temporarily impaired securities	$30,788	$(409)	$18,753	$(582)	$49,541	$(991)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at June 30, 2015, were caused by interest rate increases. The decline in market value was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015. The Company had no unrealized investment losses at June 30, 2016.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Note 3:	Loans and Allowance for Loan Losses

Classes of loans at June 30, include:

	2016	2015
Real estate loans
One- to four-family, including home equity loans	$149,538	$144,887
Multi-family	84,200	58,399
Commercial	119,643	103,614
Home equity lines of credit	8,138	7,713
Construction	19,698	471
Commercial	57,826	37,151
Consumer	10,086	8,325

	449,129	360,560
Less
Unearned fees and discounts, net	30	155
Allowance for loan losses	5,351	4,211

Loans, net	$443,748	$356,194

The Company had loans held for sale included in one- to four-family real estate loans totaling $0 and $93,000 as of June 30, 2016 and 2015, respectively.

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s lending activity includes the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer (consisting primarily of automobile loans), construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois and Champaign, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one- to four-family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 and unsecured loans up to $300,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.

The Company conducts internal loan reviews that validate the loans against the Company’s loan policy quarterly for mortgage, consumer, and small commercial loans on a sample basis, and all larger commercial loans on an annual basis. The Company also receives independent loan reviews performed by a third party on larger commercial loans to be performed annually. In addition to compliance with our policy, the third party loan review process reviews the risk assessments made by our credit department, lenders and loan committees. Results of these reviews are presented to management, Audit Committee and the Board of Directors.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

Loan Concentrations

The loan portfolio includes a concentration of loans secured by commercial real estate properties, including commercial real estate construction loans, amounting to $222,395,000 and $162,013,000 as of June 30, 2016 and 2015, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $9,772,000 and $11,489,000 at June 30, 2016 and 2015, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $47,731,000 and $27,821,000 at June 30, 2016 and 2015, respectively, of which $19,303,000 and $8,814,000, at June 30, 2016 and 2015 were outside of our primary market area. These participation loans are secured by real estate and other business assets.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2016 and 2015:

	2016
	Real Estate Loans
	One-to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Allowance for loan losses:
Balance, beginning of year	$1,216	$827	$1,246	$85	$6
Provision charged to expense	165	375	156	41	221
Losses charged off	(188)	—	(3)	(32)	—
Recoveries	5	—	—	—	—

Balance, end of period	$1,198	$1,202	$1,399	$94	$227

Ending balance: individually evaluated for impairment	$6	$—	$14	$—	$—

Ending balance: collectively evaluated for impairment	$1,192	$1,202	$1,385	$94	$227

Loans:
Ending balance	$149,538	$84,200	$119,643	$8,138	$19,698

Ending balance: individually evaluated for impairment	$2,405	$1,457	$63	$327	$—

Ending balance: collectively evaluated for impairment	$147,133	$82,743	$119,580	$7,811	$19,698

	2016 (Continued)
	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$744	$87	$—	$4,211
Provision charged to expense	396	12	—	1,366
Losses charged off	—	(10)	—	(233)
Recoveries	—	2	—	7

Balance, end of year	$1,140	$91	$—	$5,351

Ending balance: individually evaluated for impairment	$—	$—	$—	$20

Ending balance: collectively evaluated for impairment	$1,140	$91	$—	$5,331

Loans:
Ending balance	$57,826	$10,086	$—	$449,129

Ending balance: individually evaluated for impairment	$9	$—	$—	$4,261

Ending balance: collectively evaluated for impairment	$57,817	$10,086	$—	$444,868

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

The following tables present the credit risk profile of the Company’s loan portfolio, as of June 30, 2016 and 2015, based on rating category and payment activity:

	Real Estate Loans
June 30, 2016	One-to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Pass	$146,924	$82,580	$115,787	$7,811	$19,698
Watch	350	1,271	3,500	—	—
Substandard	2,264	349	356	327	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$149,538	$84,200	$119,643	$8,138	$19,698

June 30, 2016, (Continued)	Commercial	Consumer	Total
Pass	$55,184	$10,073	$438,057
Watch	2,633	—	7,754
Substandard	9	13	3,318
Doubtful	—	—	—
Loss	—	—	—

Total	$57,826	$10,086	$449,129

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

	Real Estate Loans
June 30, 2015	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Pass	$141,355	$57,989	$99,487	$7,705	$471
Watch	759	170	748	—	—
Substandard	2,773	240	3,379	8	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$144,887	$58,399	$103,614	$7,713	$471

June 30, 2015, (Continued)	Commercial	Consumer	Total
Pass	$36,054	$8,304	$351,365
Watch	1,076	—	2,753
Substandard	21	21	6,442
Doubtful	—	—	—
Loss	—	—	—

Total	$37,151	$8,325	$360,560

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2016 and 2015:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2016
Real estate loans:
One- to four-family	$2,061	$148	$1,489	$3,698	$145,840	$149,538	$4
Multi-family	181	—	—	181	84,019	84,200	—
Commercial	—	97	27	124	119,519	119,643	—
Home equity lines of credit	39	—	316	355	7,783	8,138	—
Construction	—	—	—	—	19,698	19,698	—
Commercial	33	100	—	133	57,693	57,826	—
Consumer	16	5	8	29	10,057	10,086	8

Total	$2,330	$350	$1,840	$4,520	$444,609	$449,129	$12

June 30, 2015
Real estate loans:
One- to four-family	$2,129	$724	$2,279	$5,132	$139,755	$144,887	$15
Multi-family	174	31	—	205	58,194	58,399	—
Commercial	—	137	—	137	103,477	103,614	—
Home equity lines of credit	19	—	—	19	7,694	7,713	—
Construction	—	—	—	—	471	471	—
Commercial	—	21	—	21	37,130	37,151	—
Consumer	40	—	21	61	8,264	8,325	7

Total	$2,362	$913	$2,300	$5,575	$354,985	$360,560	$22

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $2.3 million in troubled debt restructurings that were classified as impaired.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2016 and 2015:

	June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
Loans without a specific allowance:
Real estate loans:
One - to four-family	$2,291	$2,291	$—	$2,338	$32	$42
Multi-family	1,457	1,457	—	1,497	67	90
Commercial	28	28	—	29	—	—
Home equity lines of credit	327	327	—	346	—	2
Construction	—	—	—	—	—	—
Commercial	9	9	—	15	—	—
Consumer	—	—	—	3	—	—

Loans with a specific allowance:
Real estate loans:
One - to four-family	$114	$114	$6	$117	$1	$2
Multi-family	—	—	—	—	—	—
Commercial	35	35	14	40	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Real estate loans:
One - to four-family	$2,405	$2,405	$6	$2,455	$33	$44
Multi-family	1,457	1,457	—	1,497	67	90
Commercial	63	63	14	69	—	—
Home equity lines of credit	327	327	—	346	—	2
Construction	—	—	—	—	—	—
Commercial	9	9	—	15	—	—
Consumer	—	—	—	3	—	—

Total	$4,261	$4,261	$20	$4,385	$100	$136

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

The following table presents the Company’s nonaccrual loans at June 30, 2016 and 2015:

	2016	2015
Real estate loans
One- to four-family, including home equity loans	$1,604	$2,724
Multi-family	185	240
Commercial	63	46
Home equity lines of credit	316	—
Construction	—	—
Commercial	9	21
Consumer	—	14

Total	$2,177	$3,045

At June 30, 2016 and 2015, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of June 30, 2016 and 2015. With the exception of one one- to four-family loan for $174,000, all were performing according to the terms of the restructuring as of June 30, 2016, and all loans were performing according to the terms of restructuring as of June 30, 2015. As of June 30, 2016 all loans listed were on nonaccrual except for twelve one- to four-family residential loans totaling $802,000, one multi-family loan for $1.3 million, and one home equity line of credit for $11,000. As of June 30, 2015 all loans listed were on nonaccrual except for nine one- to four-family residential loans totaling $551,000, one multi-family loan for $1.3 million, and one home equity line of credit for $8,000.

	June 30, 2016	June 30, 2015
Real estate loans
One- to four-family	$984	$1,307
Multi-family	1,272	1,297
Commercial	9	12
Home equity lines of credit	11	8

Total real estate loans	2,276	2,624

Construction	—	—
Commercial	9	21
Consumer	—	—

Total	$2,285	$2,645

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

The following table represents loans modified as troubled debt restructurings during the years ending June 30, 2016 and 2015:

	Year Ended June 30, 2016		Year Ended June 30, 2015
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Real estate loans:
One- to four-family	—	$—	2	$27
Home equity lines of credit	1	4	1	8
Multi-family	—	—	—	—
Commercial	—	—	1	12

Total real estate loans	1	4	4	47

Construction	—	—	—	—
Commercial	—	—	—	—
Consumer loans	—	—	—	—

Total	1	$4	4	$47

2016 Modifications

During the year ended June 30, 2016, the Company modified one home equity line of credit for $4,000.

2015 Modifications

During the year ended June 30, 2015, the Company modified two one- to four-family residential real estate loans, with a recorded investment of $27,000, which were deemed TDRs. One of the modifications included a one year increase in the interest rate, while the other did not include an interest rate adjustment. Both of the modifications involved payment adjustments or maturity concessions, and did not result in a write-off of the principal balance. Such loans are considered collateral dependent, and the modifications resulted in specific allowances of $27,000 based upon the fair value of the collateral.

The Company modified one commercial real estate loan during 2015, which had recorded investment of $12,000 prior to modification and was deemed a TDR. The modification resulted in an increase in the interest rate. The Company modified one home equity line of credit for $8,000.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

TDRs with Defaults

The Company had one TDR, a one- to four-family residential loan for $174,000 that was in default as of June 30, 2016, and was restructured in prior years. No loans were in foreclosure at June 30, 2016. The Company had three TDRs, all one- to four-family residential loans totaling $450,000 that were in default as of June 30, 2015, and were restructured in the prior years. All of these loans were in foreclosure at June 30, 2015. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of June 30, 2016, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $338,000. In addition, as of June 30, 2016, we had residential mortgage loans and home equity loans with a carrying value of $1.1 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2016	2015
Land	$895	$895
Buildings and improvements	6,178	6,178
Furniture and equipment	3,438	3,444

	10,511	10,517
Less accumulated depreciation	5,925	5,717

Net premises and equipment	$4,586	$4,800

Note 5:	Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $79,109,000 and $73,823,000 at June 30, 2016 and 2015, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Custodial escrow balances in connection with the foregoing loan servicing were $931,000 and $909,000 at June 30, 2016 and 2015, respectively.

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2016 and 2015 was $440,000 and $505,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2016	2015
Fair value, beginning of period	$505	$506
Additions:
Servicing assets resulting from asset transfers	58	75
Subtractions:
Payments received and loans refinanced	(63)	(65)
Changes in fair value, due to changes in valuation inputs or assumptions	(60)	(11)

Fair value, end of period	$440	$505

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 6:	Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $178,072,000 at June 30, 2016 and $161,537,000 at June 30, 2015.

The following table represents interest expense by deposit type:

	2016	2015
Savings, NOW, and Money Market	$226	$208
Certificates of deposit	1,778	2,044
Brokered certificates of deposit	371	181

Total deposit interest expense	$2,375	$2,433

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

At June 30, 2016, the scheduled maturities of time deposits; including brokered time deposits, are as follows:

2017	$147,809
2018	44,559
2019	32,945
2020	9,925
2021 and thereafter	22,746

$257,984

Note 7:	Federal Home Loan Bank Advances

The Federal Home Loan Bank advances totaled $67,000,000 and $58,000,000 as of June 30, 2016 and 2015, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate, and HELOC loans totaling $273,978,000 at June 30, 2016. Advances at June 30, 2016, at interest rates from 0.52 to 4.55 percent are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2016, are:

2017	$61,000
2018	6,000

$67,000

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The carrying value of securities sold under agreement to repurchase amounted to $4.4 million at June 30, 2016 and $4.0 million at June 30, 2015. At June 30, 2016, approximately $770,000 of our repurchase agreements had an overnight maturity, while the remaining $3.6 million in repurchase agreements had a term of 30 to 90 days. The maximum amount of outstanding agreements at any month-end during 2016 and 2015 totaled $5,776,000 and $4,403,000, respectively, and the monthly average of such agreements totaled $5,111,000 and $3,398,000 for 2016 and 2015, respectively. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Note 9:	Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois and Missouri. During the years ended June 30, 2016 and 2015, the Company did not recognize expense for interest or penalties.

The provision for income taxes includes these components:

	2016	2015
Taxes currently payable	$2,244	$1,970
Deferred income taxes	(230)	(135)

Income tax expense	$2,014	$1,835

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2016	2015
Computed at the statutory rate (34%)	$1,897	$1,737
Increase (decrease) resulting from
Tax exempt interest	(50)	(51)
Cash surrender value of life insurance	(90)	(90)
State income taxes	208	192
Other	49	47

Actual tax expense	$2,014	$1,835

Tax rate as a percentage of pre-tax income	36.1%	35.9%

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2016	2015
Deferred tax assets
Allowance for loan losses	$2,091	$1,694
Reserve for uncollectible interest	90	75
Accrued retirement liability	891	901
Deferred compensation	395	364
Deferred loan fees	186	163
Charitable foundation contribution	234	496
Postretirement health plan	270	168
Other	44	28

	4,201	3,889

Deferred tax liabilities
Depreciation	(201)	(256)
Unrealized gains on available-for-sale securities	(1,677)	(842)
Federal Home Loan Bank stock dividends	(304)	(313)
Mortgage servicing rights	(172)	(203)
Deferred loan expense	(100)	(24)
Other	(1)	(2)

	(2,455)	(1,640)

Net deferred tax asset	$1,746	$2,249

Retained earnings at both June 30, 2016 and 2015, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $754,000 at both June 30, 2016 and 2015.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

Note 10:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2016	2015
Net unrealized gains on securities available for sale	$4,286	$2,090
Net unrealized postretirement health benefit plan obligations	(690)	(417)

	3,596	1,673
Tax effect	(1,407)	(674)

Net-of-tax amount	$2,189	$999

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Note 11:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2016 and 2015, were as follows:

	Amounts Reclassified		Affected Line Item in the
	From AOCI		Condensed Consolidated
	2016	2015	Statements of Income
Unrealized gains (losses) on available-for-sale securities	$620	$(24)	Net realized gains (losses) on sale of available-for-sale securities

Amortization of defined benefit pension items:

Transition obligation	—	24	Components are included in computation of net periodic pension cost
Actuarial losses	(225)	(183)
Prior service costs	(48)	(48)

Total reclassified amount before tax	347	(231)

Tax expense	(136)	93	Provision for Income Tax

Total reclassification out of AOCI	$211	$(138)	Net Income

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2016 and 2015, that the Association meets all capital adequacy requirements to which it is subject.

As of June 30, 2016, the most recent notification from regulators categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association’s category.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total capital (to risk-weighted assets)	$71,159	16.12%	$35,307	8.00%	$44,134	10.00%
Tier 1 capital (to risk-weighted assets)	65,808	14.91%	26,480	6.00%	35,307	8.00%
Common Equity Tier 1 capital (to risk-weighted assets)	65,808	14.91%	19,860	4.50%	28,687	6.50%
Tier 1 capital (to adjusted total assets)	65,808	11.09%	23,737	4.00%	29,671	5.00%
Tangible capital (to adjusted tangible assets)	65,808	11.09%	8,901	1.50%	N/A	N/A

As of June 30, 2015
Total capital (to risk-weighted assets)	$69,697	19.33%	$28,842	8.00%	$36,052	10.00%
Tier 1 capital (to risk-weighted assets)	65,486	18.16%	21,631	6.00%	28,842	8.00%
Common Equity Tier 1 capital (to risk-weighted assets)	65,486	18.16%	16,224	4.50%	23,434	6.50%
Tier 1 capital (to adjusted total assets)	65,486	11.93%	21,962	4.00%	27,452	5.00%
Tangible capital (to adjusted tangible assets)	65,486	11.93%	8,236	1.50%	N/A	N/A

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

The following is a reconciliation of the Association equity amounts included in the consolidated balance sheets to the amounts reflected for regulatory purposes:

	2016	2015
Association equity	$67,997	$66,485
Less net unrealized gains	2,609	1,248
Less disallowed servicing amounts	—	—
Less postretirement benefit plan	(420)	(249)

Tier 1 capital	65,808	65,486

Plus allowance for loan losses subject to limit	5,351	4,211

Total risk-based capital	$71,159	$69,697

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

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

In addition to the minimum CETI, Tier 1 and total capital ratios, the Association will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began on January 1, 2016, at the 0.625% level and will phase in over a four-year period until fully implemented in January 2019.

Note 13:	Related Party Transactions

At June 30, 2016 and 2015, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2016	2015
Balance, beginning of year	$3,819	$4,519
New loans	3,293	421
Repayments	(1,543)	(1,121)

Balance, end of year	$5,569	$3,819

Deposits from related parties held by the Company at June 30, 2016 and 2015 totaled $1,396,000 and $1,421,000, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $123,000 to the plan in fiscal year 2017.

The Company uses a June 30 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2016	2015
Change in benefit obligation
Beginning of year	$2,654	$2,387
Service cost	46	48
Interest cost	111	100
Actuarial loss	266	203
Benefits paid	(110)	(84)

End of year	$2,967	$2,654

Significant balances, costs and assumptions are:

	Postretirement Plan
	2016	2015
Benefit obligation	$2,967	$2,654
Fair value of plan assets	—	—

Funded status	$(2,967)	$(2,654)

Accumulated benefit obligation	$2,967	$2,654

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Amounts recognized in the consolidated balance sheets:

Accrued benefit cost	$2,967	$2,654

Components of net periodic benefit cost:

	2016	2015
Service cost	$46	$48
Interest cost	111	100
Amortization of prior service credit	(48)	(48)
Amortization of transition amount	—	25
Amortization of (Gain) or Loss	26	9

	$135	$134

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2016	2015
Net loss	$772	$531
Prior service credit	(82)	(129)

	$690	$402

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Other significant balances and costs are:

	2016	2015
Employer contribution	$110	$84
Benefits paid	110	84
Benefit costs	135	134

Other changes in plan assets and benefit obligations recognized in other comprehensive income are described in Note 11.

The estimated net loss, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $(44,000), $48,000, and $0, respectively.

A discount rate of 4.27% and 4.26% were used for 2016 and 2015, to determine the benefit obligations and benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	36	(40)

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016 and 2015, respectively. The rate was assumed to decrease gradually to 5% by the year 2027 and remain at that level thereafter.

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2016:

2017	$123
2018	134
2019	148
2020	158
2021	167
2022-2026	981

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of an employee’s contribution. Employer contributions charged to expense for 2016 and 2015 were $55,000 and $57,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2016 and 2015 were $404,000 and $500,000, respectively.

The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent. The deferred compensation charged to expense totaled $171,000 and $130,000 for the years ended June 30, 2016 and 2015, respectively. The agreements’ accrued liability of $1.0 million and $906,000 as of June 30, 2016 and 2015, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2017	$65
2018	65
2019	85
2020	102
2021	135
Thereafter	3,168

$3,620

Note 15:	Stock-based Compensation

In connection with the conversion to stock form, the Association established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 384,900 shares (approximately 8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association and dividends received by the ESOP, with funds from any contributions on ESOP assets. Contributions will be applied to repay interest on the loan first, and the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest 100% in their accrued benefits under the employee stock ownership plan after six vesting years, with prorated vesting in years two through five. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Association. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Association’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Participants receive the shares at the end of employment.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

A summary of ESOP shares at June 30, 2016 and 2015 are as follows (dollars in thousands):

	2016	2015
Allocated shares	72,524	55,350
Shares committed for release	19,245	19,245
Unearned shares	288,675	307,920

Total ESOP shares	380,444	382,515

Fair value of unearned ESOP shares (1)	$5,294	$5,090

(1)	Based on closing price of $18.34 and $16.53 per share on June 30, 2016, and 2015, respectively.

During the year ended June 30, 2016, 2,071 ESOP shares were paid to ESOP participants due to separation from service.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 8 years, starting in December 2016. As of June 30, 2016, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the year ended June 30, 2016 (dollars in thousands):

	Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, June 30, 2015	167,000	16.63
Granted	—	—
Exercised	2,857	16.63
Forfeited	—	—

Outstanding, June 30, 2016	164,143	16.63	7.4	$281	(1)

Exercisable, June 30, 2016	52,714	16.63	7.4	$90	(1)

(1)	Based on closing price of $18.34 per share on June 30, 2016.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the year ended June 30, 2016.

There were 31,714 options that vested during the year ended June 30, 2016 which included 9,429 stock options of one participant that vested due to disability. Another participant exercised 2,857 in stock options during the year ended June 30, 2016. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the year ended June 30, 2016. Total unrecognized compensation cost related to non-vested stock options was $250,000 at June 30, 2016 and is expected to be recognized over a weighted-average period of 4.4 years.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2016:

	Shares	Weighted- Average Grant-Date Fair Value
Balance, June 30, 2015	76,950	$16.63
Granted	16,900	17.52
Forfeited	—	—
Earned and issued	—	—

Balance, June 30, 2016	93,850	16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was $238,000 and $142,000, and was recognized in non-interest expense for the year ended June 30, 2016 and 2015, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $1.3 million and is expected to be recognized over 7.4 years with a corresponding credit to paid-in capital.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Note 16:	Earnings Per Share (“EPS”)

Basic and diluted earnings per common share are presented for the years ended June 30, 2016 and 2015. The factors used in the earnings per common share computation follow:

	Year Ended	Year Ended
	June 30, 2016	June 30, 2015
Net income	$3,566	$3,274

Basic Weighted average shares outstanding	4,029,809	4,242,742
Less: Average unallocated ESOP shares	(298,298)	(317,543)

Average shares outstanding	3,731,511	3,925,199

Diluted effect of restricted stock awards and stock options	3,111	479

Diluted average shares outstanding	3,734,622	3,925,678

Basic earnings per common share	$0.96	$0.83

Diluted earnings per common share	$0.95	$0.83

The Company announced a stock repurchase plan on May 21, 2015, whereby the Company could repurchase up to 210,313 shares of its common stock, or approximately 5% of the then current outstanding shares. There were 83,313 shares of the Company’s common stock repurchased by the Company during the year ended June 30, 2016, which completed the repurchase of all 210,313 shares at an average price of $16.68 per share. The Company announced another stock repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of June 30, 2016, no shares had been repurchased under this plan.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock will vest over 10 years and the stock options will vest over 7 years, both starting in December 2014. On December 10, 2015, the Company awarded 16,900 shares of restricted stock to officers and directors of the Association as part of this plan. This restricted stock will vest over 8 years, starting in December 2016. In the year ended June 30, 2016, one participant exercised 2,857 stock options and another participant fully vested their remaining 9,429 stock options and 5,400 shares of restricted stock due to disability.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Available-for-sale securities:
US Government and federal agency	$90,105	$—	$90,105	$—
Mortgage-backed securities – GSE residential	27,245	—	27,245	—
State and political subdivisions	3,978	—	3,978	—

Mortgage servicing rights	440	—	—	440

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2016. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2016 or 2015. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of June 30, 2016 or 2015.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2014	$506

Total realized and unrealized gains and losses included in net income	(11)
Servicing rights that result from asset transfers	75
Payments received and loans refinanced	(65)

Balance, June 30, 2015	505

Total realized and unrealized gains and losses included in net income	(60)
Servicing rights that result from asset transfers	58
Payments received and loans refinanced	(63)

Balance, June 30, 2016	$440

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(60)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Impaired loans (collateral dependent)	$108	$—	$—	$108
June 30, 2015:
Impaired loans (collateral dependent)	$63	$—	$—	$63

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the years ended June 30, 2016 and 2015:

	2016	2015
Impaired loans (collateral dependent)	$48	$71
Foreclosed and repossessed assets held for sale	—	(20)

Total recoveries on assets measured on a non-recurring basis	$48	$51

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

June 30, 2016 and 2015

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$440	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% – 10.5% (9.5%) 12.8% - 13.4% (13.3%) 0.06% - 0.32% (0.31%)

Impaired loans (collateral dependent)	108	Market comparable properties	Marketability discount	11.8% (11.8%)

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$505	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% – 10.5% (9.5%) 10.0% - 11.5% (10.7%) 0.15% - 0.34% (0.33%)

Impaired loans (collateral dependent)	63	Market comparable properties	Marketability discount	0% – 11.1% (10.1%)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and 2015.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Financial assets
Cash and cash equivalents	$6,449	$6,449	$—	$—
Interest-bearing time deposits in banks	252	252	—	—
Loans, net of allowance for loan losses	443,748	—	—	442,366
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,803	—	1,803	—

Financial liabilities
Deposits	433,708	—	175,724	258,445
Repurchase agreements	4,392	—	4,392	—
Federal Home Loan Bank advances	67,000	—	67,273	—
Advances from borrowers for taxes and insurance	932	—	932	—
Accrued interest payable	59	—	59	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

At June 30, 2016 and 2015, the Company had outstanding commitments to originate loans aggregating approximately $17,555,000 and $32,028,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $11,160,000 and $28,058,000 at June 30, 2016 and 2015, respectively, with the remainder subject to adjustable interest rates. The weighted average interest rates for fixed rate loan commitments were 4.10% and 4.09% as of June 30, 2016 and 2015, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

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

At June 30, 2016, the Company had granted unused lines of credit to borrowers aggregating approximately $51,298,000 and $5,618,000 for commercial lines and open-end consumer lines, respectively. At June 30, 2015, the Company had granted unused lines of credit to borrowers aggregating approximately $27,441,000 and $5,506,000 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

At June 30, 2016 and 2015, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Note 20:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2016 and 2015:

Condensed Balance Sheet

	June 30,	June 30,
	2016	2015
Assets
Cash and due from banks	$12,658	$10,206
Investment in common stock of subsidiary	67,997	66,485
ESOP loan	3,102	3,260
Deferred income taxes	234	496

Total assets	$83,991	$80,447

Liabilities
Other liabilities	$19	$11

Total liabilities	19	11

Stockholders’ Equity	83,972	80,436

Total liabilities and stockholders’ equity	$83,991	$80,447

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Condensed Statement of Income and Comprehensive Income

	Year Ending June 30,	Year Ending June 30,
	2016	2015
Income
Interest on ESOP loan	$104	$109
Deposits with financial institutions	—	—

Total income	104	109

Expense	175	149

Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(71)	(40)

Benefit for Income Taxes	(26)	(12)

Loss Before Equity in Undistributed Loss of Subsidiary	(45)	(28)

Equity in Undistributed Income of Subsidiary	3,611	3,302

Net Income	$3,566	$3,274

Comprehensive Income	$4,756	$3,192

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2016 and 2015

(Table dollar amounts in thousands)

Condensed Statement of Cash Flows

	Year Ended June 30,	Year Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$3,566	$3,274

Items not requiring (providing) cash
Deferred income tax	262	190
Net change in other liabilities	8	7
Earnings from subsidiary	(3,611)	(3,302)

Net cash provided by operating activities	225	169

Cash flows from financing activities
Stock purchase per stock repurchase plan	(1,426)	(4,952)
Stock equity plan activity	19	—
Dividends paid	(524)	(436)
Dividends received	4,000	5,000
Loan for ESOP	158	153

Net cash provided by (used in) financing activities	2,227	(235)

Net Change in Cash and Cash Equivalents	2,452	(66)

Cash and Cash Equivalents at Beginning of Year	10,206	10,272

Cash and Cash Equivalents at End of Year	$12,658	$10,206