Form 10-Q
period 2016-09-30
IF Bancorp, Inc.
filed 2016-11-10
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

The Registrant had 3,950,408 shares of common stock, par value $0.01 per share, issued and outstanding as of November 3, 2016.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	September 30,	June 30,
	2016	2016
	(Unaudited)
Assets
Cash and due from banks	$10,839	$5,451
Interest-bearing demand deposits	763	998

Cash and cash equivalents	11,602	6,449

Interest-bearing time deposits in banks	252	252
Available-for-sale securities	113,321	121,328
Loans, net of allowance for loan losses of $5,445 and $5,351 at September 30, 2016 and June 30, 2016, respectively	439,926	443,748
Premises and equipment, net of accumulated depreciation of $6,031 and $5,925 at September 30, 2016 and June 30, 2016, respectively	4,468	4,586
Federal Home Loan Bank stock, at cost	5,425	5,425
Foreclosed assets held for sale	224	338
Accrued interest receivable	1,941	1,803
Bank-owned life insurance	8,622	8,555
Mortgage servicing rights	518	440
Deferred income taxes	1,999	1,746
Other	385	895

Total assets	$588,683	$595,565

Liabilities and Equity
Liabilities
Deposits
Demand	$19,198	$19,036
Savings, NOW and money market	153,104	156,688
Certificates of deposit	209,157	216,343
Brokered certificates of deposit	42,141	41,641

Total deposits	423,600	433,708

Repurchase agreements	4,491	4,392
Federal Home Loan Bank advances	70,500	67,000
Advances from borrowers for taxes and insurance	650	932
Accrued post-retirement benefit obligation	2,979	2,967
Accrued interest payable	59	59
Other	2,614	2,535

Total liabilities	504,893	511,593

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,966,561 and 4,014,061 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	40	40
Additional paid-in capital	47,634	47,535
Unearned ESOP shares, at cost, 283,864 and 288,675 shares at September 30, 2016 and June 30, 2016, respectively	(2,839)	(2,887)
Retained earnings	37,191	37,095
Accumulated other comprehensive income, net of tax	1,764	2,189

Total stockholders’ equity	83,790	83,972

Total liabilities and stockholders’ equity	$588,683	$595,565

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2016	2015
Interest and Dividend Income
Interest and fees on loans	$4,668	$3,912
Securities:
Taxable	683	949
Tax-exempt	36	38
Federal Home Loan Bank dividends	25	8
Deposits with other financial institutions	6	1

Total interest and dividend income	5,418	4,908

Interest Expense
Deposits	682	561
Federal Home Loan Bank advances	225	213

Total interest expense	907	774

Net Interest Income	4,511	4,134
Provision for Loan Losses	79	480

Net Interest Income After Provision for Loan Losses	4,432	3,654

Noninterest Income
Customer service fees	141	147
Other service charges and fees	60	50
Insurance commissions	173	185
Brokerage commissions	146	204
Net realized gains on sales of available-for-sale securities	117	149
Mortgage banking income, net	130	40
Gain on sale of loans	85	34
Bank-owned life insurance income, net	67	66
Other	202	203

Total noninterest income	1,121	1,078

Noninterest Expense
Compensation and benefits	2,216	2,239
Office occupancy	149	150
Equipment	293	248
Federal deposit insurance	82	76
Stationary, printing and office	40	39
Advertising	69	87
Professional services	126	150
Supervisory examinations	41	39
Audit and accounting services	51	61
Organizational dues and subscriptions	23	17
Insurance bond premiums	32	30
Telephone and postage	44	62
Loss (Gain) on foreclosed assets, net	(7)	—
Other	319	299

Total noninterest expense	3,478	3,497

Income Before Income Tax	2,075	1,235
Provision for Income Tax	772	436

Net Income	$1,303	$799

Earnings Per Share:
Basic and diluted	$0.35	$0.21
Dividends declared per common share	$0.08	$0.05

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2016	2015
Net Income	$1,303	$799
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(225) and $615, for 2016 and 2015, respectively	(352)	911
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $46 and $60 for 2016 and 2015, respectively	71	89

	(423)	822

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(1) and $(1) for 2016 and 2015, respectively	(2)	(1)

Other comprehensive income (loss), net of tax	(425)	821

Comprehensive Income	$878	$1,620

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
For the three months ended September 30, 2016
Balance, July 1, 2016	$40	$47,535	$(2,887)	$37,095	$2,189	$83,972
Net income	—	—	—	1,303	—	1,303
Other comprehensive loss	—	—	—	—	(425)	(425)
Dividends on common stock, $0.08 per share	—	—	—	(320)	—	(320)
Stock equity plan	—	56	—	—	—	56
Stock repurchase, 47,500 shares, average price $18.68 each	—	—	—	(887)	—	(887)
ESOP shares earned, 4,811 shares	—	43	48	—	—	91

Balance, September 30, 2016	$40	$47,634	$(2,839)	$37,191	$1,764	$83,790

For the three months ended September 30, 2015
Balance, July 1, 2015	$41	$47,009	$(3,079)	$35,466	$999	$80,436
Net income	—	—	—	799	—	799
Other comprehensive income	—	—	—	—	821	821
Dividends on common stock, $0.05 per share	—	—	—	(202)	—	(202)
Stock equity plan	—	65	—	—	—	65
Stock repurchase, 51,000 shares, average price $16.86 each	(1)	—	—	(859)	—	(860)
ESOP shares earned, 4,811 shares	—	32	48	—	—	80

Balance, September 30, 2015	$40	$47,106	$(3,031)	$35,204	$1,820	$81,139

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2016	2015
Operating Activities
Net income	$1,303	$799
Items not requiring (providing) cash
Depreciation	106	108
Provision for loan losses	79	480
Amortization of premiums and discounts on securities	92	100
Deferred income taxes	20	(190)
Net realized gains on loan sales	(85)	(74)
Net realized gains on sales of available-for-sale securities	(117)	(149)
Gain on foreclosed assets held for sale	(7)	—
Bank-owned life insurance income, net	(67)	(66)
Originations of loans held for sale	(4,773)	(4,114)
Proceeds from sales of loans held for sale	4,694	4,101
ESOP compensation expense	91	80
Stock equity plan expense	56	65
Changes in
Accrued interest receivable	(138)	43
Other assets	614	31
Accrued interest payable	—	(12)
Post-retirement benefit obligation	8	13
Other liabilities	(241)	523

Net cash provided by operating activities	1,635	1,738

Investing Activities
Purchases of available-for-sale securities	(2,421)	(3,000)
Proceeds from the sales of available-for-sale securities	—	38,219
Proceeds from maturities and pay downs of available-for-sale securities	9,759	4,598
Net change in loans	3,829	(33,567)
Purchase of premises and equipment	(92)	(36)
Proceeds from the sale of foreclosed assets	121	—

Net cash provided by investing activities	11,196	6,214

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(3,422)	(2,240)
Net decrease in certificates of deposit, including brokered certificates	(6,686)	(5,272)
Net decrease in advances from borrowers for taxes and insurance	(282)	(265)
Proceeds from Federal Home Loan Bank advances	48,500	104,000
Repayments of Federal Home Loan Bank advances	(45,000)	(105,000)
Net increase in repurchase agreements	99	1,752
Stock purchase per stock repurchase plan	(887)	(860)

Net cash used in financing activities	(7,678)	(7,885)

Net Increase in Cash and Cash Equivalents	5,153	67
Cash and Cash Equivalents, Beginning of Period	6,449	13,224

Cash and Cash Equivalents, End of Period	$11,602	$13,291

Supplemental Cash Flows Information
Interest paid	$907	$786
Income taxes paid (net of refunds)	$249	$54
Dividends payable	$320	$202

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Form 10-Q (Unaudited)

(Table dollar amounts in thousands)

Notes to Condensed Consolidated Financial Statements

Note 1:	Basis of Financial Statement Presentation

IF Bancorp, Inc., a Maryland corporation (the “Company”), became the holding company for Iroquois Federal Savings and Loan Association (the “Association”) upon completion of the Association’s mutual-to-stock conversion on July 7, 2011. At the time of the conversion, the Company also established an employee stock ownership plan that purchased 384,900 shares of Company common stock, and a charitable foundation, Iroquois Federal Foundation, to which the Company donated 314,755 shares of Company common stock and $450,000 cash. IF Bancorp, Inc.’s common stock began trading on the NASDAQ Capital Market under the symbol “IROQ” on July 8, 2011.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2016 and June 30, 2016, and the results of its operations for the three month periods ended September 30, 2016 and 2015. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the three-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Note 2:	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance related to principal versus agent considerations and adds illustrative examples to assist in the application of the guidance. The amendments in ASU 2016-08 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements in ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. Management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU with the intent of reducing diversity in practice with respect to eight types of cash flows. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the pending adoption of ASU-2016-15 and its impact on the Company’s consolidated financial statements.

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

A summary of ESOP shares at September 30, 2016 and June 30, 2016 are as follows (dollars in thousands):

	September 30, 2016	June 30, 2016
Allocated shares	91,769	72,524
Shares committed for release	4,811	19,245
Unearned shares	283,864	288,675

Total ESOP shares	380,444	380,444

Fair value of unearned ESOP shares (1)	$5,291	$5,294

(1)	Based on closing price of $18.64 and $18.34 per share on September 30, 2016, and June 30, 2016, respectively.

During the three months ended September 30, 2016, no ESOP shares were paid to ESOP participants due to separation from service. During the three months ended September 30, 2015, 181 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to senior officers and directors of the Association. The restricted stock will vest in equal installments over 8 years, starting in December 2016. As of September 30, 2016, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the three months ended September 30, 2016 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2016	164,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, September 30, 2016	164,143	$16.63	7.2	$330	(1)

Exercisable, September 30, 2016	52,714	$16.63	7.2	$106	(1)

(1)	Based on closing price of $18.64 per share on September 30, 2016.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the three months ended September 30, 2016.

There were no options that vested during the three months ended September 30, 2016 and 2015. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the three months ended September 30, 2016 and 2015. Total unrecognized compensation cost related to non-vested stock options was $236,000 at September 30, 2016 and is expected to be recognized over a weighted-average period of 4.2 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2016:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2016	93,850	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	—	—

Balance, September 30, 2016	93,850	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was $42,000 and was recognized in non-interest expense for the three months ended September 30, 2016. Stock-based compensation expense was nominal for the three months ended September 30, 2015. Unrecognized compensation expense for non-vested restricted stock awards was $1.2 million and is expected to be recognized over 7.2 years with a corresponding credit to paid-in capital.

Note 4:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2016 and 2015. The factors used in the earnings per common share computation are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Net income	$1,303	$799

Basic weighted average shares outstanding	4,010,447	4,071,154
Less: Average unallocated ESOP shares	(286,269)	(303,109)

Basic average shares outstanding	3,724,178	3,768,045

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Diluted effect of restricted stock awards and stock options	13,985	224

Diluted average shares outstanding	3,738,163	3,768,269

Basic earnings per common share	$0.35	$0.21

Diluted earnings per common share	$0.35	$0.21

The Company announced a stock repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of September 30, 2016, 47,500 shares had been repurchased under this plan at an average price of $18.68.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock vest over 10 years and the stock options vest over 7 years, both starting in December 2014. On December 10, 2015, the Company awarded 16,900 shares of restricted stock to officers and directors of the Association as part of this plan. This restricted stock will vest over 8 years, starting in December 2016.

Note 5:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2016:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$78,682	$2,289	$—	$80,971
Mortgage-backed:
GSE residential	27,618	853	—	28,471
State and political subdivisions	3,429	450	—	3,879

	$109,729	$3,592	$—	$113,321

June 30, 2016:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$87,193	$2,912	$—	$90,105
Mortgage-backed:
GSE residential	26,418	827	—	27,245
State and political subdivisions	3,431	547	—	3,978

	$117,042	$4,286	$—	$121,328

With the exception of U.S. Government, federal agency and GSE securities and Mortgage-backed GSE residential securities with a book value of approximately $78,682,000 and $27,618,000, respectively, and a market value of approximately $80,971,000 and $28,471,000, respectively, at September 30, 2016, the Company held no securities at September 30, 2016 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at September 30, 2016, and June 30, 2016 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$15,105	$15,192
One to five years	42,071	44,285
Five to ten years	23,062	23,245
After ten years	1,873	2,128

	82,111	84,850
Mortgage-backed securities	27,618	28,471

Totals	$109,729	$113,321

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $63,670,000 and $64,180,000 as of September 30, 2016 and June 30, 2016, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $4.5 million at September 30, 2016 and $4.4 million at June 30, 2016. At September 30, 2016, approximately $863,000 of our repurchase agreements had an overnight maturity, while the remaining $3.6 million in repurchase agreements had a term of 30 to 90 days. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $117,000 and $337,000, and gross losses of $0 and $188,000, resulting from sales of available-for-sale securities were realized for the three month periods ended September 30, 2016 and 2015, respectively. The tax expense applicable to these net realized gains amounted to approximately $46,000 and $60,000, respectively.

The Company had no investments in debt and marketable equity securities that were reported in the financial statements at amounts less than their historical cost as of September 30, 2016 and June 30, 2016.

Note 6:	Loans and Allowance for Loan Losses

Classes of loans include:

	September 30, 2016	June 30, 2016
Real estate loans:
One- to four-family, including home equity loans	$146,091	$149,538
Multi-family	82,303	84,200
Commercial	123,715	119,643
Home equity lines of credit	7,935	8,138
Construction	22,308	19,698
Commercial	53,767	57,826
Consumer	9,197	10,086

Total loans	445,316	449,129

	September 30, 2016	June 30, 2016
Less:
Unearned fees and discounts, net	(55)	30
Allowance for loan losses	5,445	5,351

Loans, net	$439,926	$443,748

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s principal lending activity is the origination of one- to four-family real estate loans but also includes multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois and Champaign, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one- to four-family real estate loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one- to four-family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family real estate loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 in aggregate loans and unsecured loans up to $300,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.

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

One- to four-family Real Estate Loans

The Company offers one- to four-family real estate loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. In recent years there has been an increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, the Company has sold a substantial portion of the fixed-rate one- to four-family real estate loans with terms of 15 years or greater. Generally, the Company retains fixed-rate one- to four-family real estate loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans originated in recent years due to the favorable long-term rates for borrower.

In addition, the Company also offers home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria used to underwrite one- to four-family real estate loans.

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

Home Equity Lines of Credit

In addition to traditional one- to four-family real estate loans and home equity loans, the Company offers home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria used to underwrite one- to four-family residential mortgage loans. As home equity lines of credit underwriting is subject to specific regulations, the Company typically underwrites its home equity lines of credit to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt to income ratio and credit history of the borrower.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties, including real estate construction loans, amounting to $226,426,000 and $222,395,000 as of September 30, 2016 and June 30, 2016, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $9,651,000 and $9,772,000 at September 30, 2016 and June 30, 2016, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $43,576,000 and $47,731,000 at September 30, 2016 and June 30, 2016, respectively, of which $15,936,000 and $19,303,000, at September 30, 2016 and June 30, 2016 were outside our primary market area. These participation loans are secured by real estate and other business assets.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three-month periods ended September 30, 2016 and 2015 and the year ended June 30, 2016:

	Three Months Ended September 30, 2016 Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,198	$1,202	$1,399	$94
Provision charged to expense	(40)	51	100	(2)
Losses charged off	—	—	—	—
Recoveries	18	—	—	—

Balance, end of period	$1,176	$1,253	$1,499	$92

Ending balance: individually evaluated for impairment	$5	$—	$13	$—

Ending balance: collectively evaluated for impairment	$1,171	$1,253	$1,486	$92

Loans:
Ending balance	$146,091	$82,303	$123,715	$7,935

Ending balance: individually evaluated for impairment	$2,495	$1,598	$62	$326

Ending balance: collectively evaluated for impairment	$143,596	$80,705	$123,653	$7,609

	Three Months Ended September 30, 2016 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$227	$1,140	$91	$—	$5,351
Provision charged to expense	47	(72)	(5)	—	79
Losses charged off	—	—	(4)	—	(4)
Recoveries	—	—	1	—	19

Balance, end of period	$274	$1,068	$83	$—	$5,445

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$18

Ending balance: collectively evaluated for impairment	$274	$1,068	$83	$—	$5,427

Loans:
Ending balance	$22,308	$53,767	$9,197	$—	$445,316

Ending balance: individually evaluated for impairment	$—	$111	$—	$—	$4,592

Ending balance: collectively evaluated for impairment	$22,308	$53,656	$9,197	$—	$440,724

	Year Ended June 30, 2016 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,216	$827	$1,246	$85
Provision charged to expense	165	375	156	41
Losses charged off	(188)	—	(3)	(32)
Recoveries	5	—	—	—

Balance, end of year	$1,198	$1,202	$1,399	$94

Ending balance: individually evaluated for impairment	$6	$—	$14	$—

Ending balance: collectively evaluated for impairment	$1,192	$1,202	$1,385	$94

Loans:
Ending balance	$149,538	$84,200	$119,643	$8,138

Ending balance: individually evaluated for impairment	$2,405	$1,457	$63	$327

Ending balance: collectively evaluated for impairment	$147,133	$82,743	$119,580	$7,811

	Year Ended June 30, 2016 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$6	$744	$87	$—	$4,211
Provision charged to expense	221	396	12	—	1,366
Losses charged off	—	—	(10)	—	(233)
Recoveries	—	—	2	—	7

Balance, end of year	$227	$1,140	$91	$—	$5,351

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$20

Ending balance: collectively evaluated for impairment	$227	$1,140	$91	$—	$5,331

Loans:
Ending balance	$19,698	$57,826	$10,086	$—	$449,129

Ending balance: individually evaluated for impairment	$—	$9	$—	$—	$4,261

Ending balance: collectively evaluated for impairment	$19,698	$57,817	$10,086	$—	$444,868

	Three Months Ended September 30, 2015 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,216	$827	$1,246	$85
Provision charged to expense	54	237	106	—
Losses charged off	(23)	—	—	—
Recoveries	—	—	—	—

Balance, end of year	$1,247	$1,064	$1,352	$85

Ending balance: individually evaluated for impairment	$83	$—	$22	$—

Ending balance: collectively evaluated for impairment	$1,164	$1,064	$1,330	$85

Loans:	$146,081	$74,721	$113,126	$7,741

Ending balance	$3,314	$1,512	$73	$8

Ending balance: individually evaluated for impairment	$142,767	$73,209	$113,053	$7,733

	Three Months Ended September 30, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$6	$744	$87	$—	$4,211
Provision charged to expense	31	54	(2)	—	480
Losses charged off	—	—	(1)	—	(24)
Recoveries	—	—	—	—	—

Balance, end of year	$37	$798	$84	$—	$4,667

Ending balance: individually evaluated for impairment	$—	$—	$6	$—	$111

Ending balance: collectively evaluated for impairment	$37	$798	$78	$—	$4,556

Loans:
Ending balance
Ending balance: individually evaluated for impairment	$3,858	$40,718	$8,470	$—	$394,715

Ending balance: collectively evaluated for impairment	$—	$17	$11	$—	$4,935

	$3,858	$40,701	$8,459	$—	$389,780

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
September 30, 2016 :
Pass	$142,639	$81,808	$119,928	$7,609	$22,308	$50,954	$9,115	$434,361
Watch	1,099	—	3,435	—	—	2,683	71	7,288
Substandard	2,353	495	352	326	—	130	11	3,667
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$146,091	$82,303	$123,715	$7,935	$22,308	$53,767	$9,197	$445,316

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2016:
Pass	$146,924	$82,580	$115,787	$7,811	$19,698	$55,184	$10,073	$438,057
Watch	350	1,271	3,500	—	—	2,633	—	7,754
Substandard	2,264	349	356	327	—	9	13	3,318
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$149,538	$84,200	$119,643	$8,138	$19,698	$57,826	$10,086	$449,129

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2016:
Real estate loans:
One- to four-family	$1,688	$563	$1,530	$3,781	$142,310	$146,091	$—
Multi-family	158	401	—	559	81,744	82,303	—
Commercial	86	25	28	139	123,576	123,715	—
Home equity lines of credit	35	—	316	351	7,584	7,935	—
Construction	—	—	—	—	22,308	22,308	—
Commercial	—	16	—	16	53,751	53,767	—
Consumer	16	16	11	43	9,154	9,197	11

Total	$1,983	$1,021	$1,885	$4,889	$440,427	$445,316	$11

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2016:
Real estate loans:
One- to four-family	$2,061	$148	$1,489	$3,698	$145,840	$149,538	$4
Multi-family	181	—	—	181	84,019	84,200	—
Commercial	—	97	27	124	119,519	119,643	—
Home equity lines of credit	39	—	316	355	7,783	8,138	—
Construction	—	—	—	—	19,698	19,698	—
Commercial	33	100	—	133	57,693	57,826	—
Consumer	16	5	8	29	10,057	10,086	8

Total	$2,330	$350	$1,840	$4,520	$444,609	$449,129	$12

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $2.4 million in troubled debt restructurings that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended September 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2016:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,382	$2,382	$—	$2,390	$12	$13
Multi-family	1,598	1,598	—	1,608	24	24
Commercial	28	28	—	28	—	—
Home equity line of credit	326	326	—	327	—	—
Construction	—	—	—	—	—	—
Commercial	111	111	—	97	(1)	—
Consumer	—	—	—	—	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	113	113	5	114	—	—
Multi-family	—	—	—	—	—	—
Commercial	34	34	13	34	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	2,495	2,495	5	2,504	12	13
Multi-family	1,598	1,598	—	1,608	24	24
Commercial	62	62	13	62	—	—
Home equity line of credit	326	326	—	327	—	—
Construction	—	—	—	—	—	—
Commercial	111	111	—	97	(1)	—
Consumer	—	—	—	—	—	—

	$4,592	$4,592	$18	$4,598	$35	$37

				Year Ended June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2016:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,291	$2,291	$—	$2,338	$32	$42
Multi-family	1,457	1,457	—	1,497	67	90
Commercial	28	28	—	29	—	—
Home equity line of credit	327	327	—	346	—	2
Construction	—	—	—	—	—	—
Commercial	9	9	—	15	—	—
Consumer	—	—	—	3	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	114	114	6	117	1	2
Multi-family	—	—	—	—	—	—
Commercial	35	35	14	40	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	2,405	2,405	6	2,455	33	44
Multi-family	1,457	1,457	—	1,497	67	90
Commercial	63	63	14	69	—	—
Home equity line of credit	327	327	—	346	—	2
Construction	—	—	—	—	—	—
Commercial	9	9	—	15	—	—
Consumer	—	—	—	3	—	—

	$4,261	$4,261	$20	$4,385	$100	$136

				Three Months Ended September 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2015:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,729	$2,729	$—	$2,736	$7	$6
Multi-family	1,512	1,512	—	1,524	23	23
Commercial	31	31	—	31	—	—
Home equity line of credit	8	8	—	8	—	—
Construction	—	—	—	—	—	—
Commercial	17	17	—	19	—	—
Consumer	5	5	—	6	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	585	585	83	589	2	3
Multi-family	—	—	—	—	—	—
Commercial	42	42	22	44	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	6	6	6	7	—	—
Total:
Real estate loans:
One- to four-family	3,314	3,314	83	3,325	9	9
Multi-family	1,512	1,512	—	1,524	23	23
Commercial	73	73	22	75	—	—
Home equity line of credit	8	8	—	8	—	—
Construction	—	—	—	—	—	—
Commercial	17	17	—	19	—	—
Consumer	11	11	6	13	—	—

	$4,935	$4,935	$111	$4,964	$32	$32

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
Mortgages on real estate:
One- to four-family	$1,701	$1,604
Multi-family	333	185
Commercial	62	63
Home equity lines of credit	316	316
Construction loans	—	—
Commercial business loans	111	9
Consumer loans	—	—

Total	$2,523	$2,177

At September 30, 2016 and June 30, 2016, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring except for one one- to four-family real estate loan for $168,000, as of September 30, 2016. As of September 30, 2016, all loans listed were on nonaccrual except for twelve one- to four-family real estate loans totaling $793,000, one multi-family real estate loan for $1.3 million, and two home equity lines of credit totaling $10,000. All loans listed as of June 30, 2016 were on nonaccrual except for twelve one- to four-family residential loans totaling $802,000, one multi-family loan for $1.3 million, and one home equity line of credit for $11,000.

	September 30, 2016	June 30, 2016
Real estate loans
One- to four-family	$970	$984
Multi-family	1,265	1,272
Commercial	8	9
Home equity lines of credit	10	11

Total real estate loans	2,253	2,276

Construction loans	—	—
Commercial business loans	111	9
Consumer loans	—	—

Total	$2,364	$2,285

Modifications

During the three month period ended September 30, 2016, one one- to four-family loan was modified in the amount of $79,000, and one commercial business loan was modified in the amount of $102,000.

During the year ended June 30, 2016, the Company modified one home equity line of credit for $4,000.

During the three month period ended September 30, 2015, the Company modified one consumer loan with a recorded investment of $6,000.

TDR’s with Defaults

The Company had one TDR, a one- to four-family residential loan for $168,000 that was in default as of September 30, 2016, and was restructured in prior periods. No loans were in foreclosure at September 30, 2016. The Company had one TDR, a one- to four-family residential loan totaling $174,000 that was in default as of June 30, 2016, and was restructured in the prior years. No loans were in foreclosure at June 30, 2016. The Company defines a default as any loan that becomes 90 days or more past due.

Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses.

Management considers the level of defaults within the various portfolios, as well as the current economic environment and outlook in the real estate and collateral markets when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. We believe the qualitative adjustments more accurately reflect collateral values in light of the sales and economic conditions that we have recently observed.

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30, 2016, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $224,000. In addition, as of September 30, 2016, we had residential mortgage loans and home equity loans with a carrying value of $1.1 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:	Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,425,000 of Federal Home Loan Bank stock as of September 30, 2016 and June 30, 2016. The FHLB provides liquidity and funding through advances.

Note 8:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2016	June 30, 2016
Net unrealized gains on securities available-for-sale	$3,592	$4,286
Net unrealized postretirement health benefit plan obligations	(694)	(690)

	2,898	3,596
Tax effect	(1,134)	(1,407)

Total	$1,764	$2,189

Note 9:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2016 and 2015, were as follows:

	Amounts Reclassified from AOCI
	2016	2015	Affected Line Item in the Condensed Consolidated Statements of Income
Unrealized gains (losses) on available-for-sale securities	$117	$149	Net realized gains on sale of available-for-sale securities
Amortization of defined benefit pension items Transition obligation	$—	$—	Components are included in computation of net periodic pension cost
Actuarial losses	$ 9	$ 10
Prior service costs	$(12)	$(12)

Total reclassified amount before tax	114	147	Provision for Income Tax
Tax expense (benefit)	45	59

Total reclassification out of AOCI	$69	$88	Net Income

Note 10:	Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2016	2015
Computed at the statutory rate (34%)	$706	$420
Decrease resulting from
Tax exempt interest	(12)	(13)
Cash surrender value of life insurance	(23)	(23)
State income taxes	86	40
Other	15	12

Actual expense	$772	$436

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and June 30, 2016:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$80,971	$—	$80,971	$—
Mortgage-backed: GSE residential	28,471	—	28,471	—
State and political subdivisions	3,879	—	3,879	—
Mortgage servicing rights	518	—	—	518

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$90,105	$—	$90,105	$—
Mortgage-backed: GSE residential	27,245	—	27,245	—
State and political subdivisions	3,978	—	3,978	—
Mortgage servicing rights	440	—	—	440

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2016. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2016 or June 30, 2016. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of September 30, 2016 or June 30, 2016.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2016	$440
Total realized and unrealized gains and losses included in net income	1
Servicing rights that result from asset transfers	96
Payments received and loans refinanced	(19)

Balance, September 30, 2016	$518

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$1

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and June 30, 2016:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Impaired loans (collateral-dependent)	$—	$—	$—	$—
June 30, 2016:
Impaired loans (collateral-dependent)	$108	$—	$—	$108

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Impaired loans (collateral-dependent)	$3	$(20)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2016 and June 30, 2016.

	Fair Value at September 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	$ 518	Discounted cash flow	Discount rate	9.5% - 10.5% (9.5%)
Mortgage servicing rights			Constant prepayment rate	12.8% - 13.5% (13.5%)
			Probability of default	0.06% - 0.32% (0.31%)

	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	$ 440	Discounted cash flow	Discount rate	9.5% - 10.5% (9.5%)
Mortgage servicing rights			Constant prepayment rate	12.8% - 13.4% (13.3%)
			Probability of default	0.06% - 0.32% (0.31%)
Impaired loans (collateral dependent)	108	Market comparable properties	Marketability discount	11.8% (11.8%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and June 30, 2016.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Financial assets
Cash and cash equivalents	$11,602	$11,602	$—	$—
Interest-bearing time deposits in banks	252	252	—	—
Loans, net of allowance for loan losses	439,926	—	—	436,743
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,941	—	1,941	—
Financial liabilities
Deposits	423,600	—	172,302	251,770
Repurchase agreements	4,491	—	4,491	—
Federal Home Loan Bank advances	70,500	—	70,707	—
Advances from borrowers for taxes and insurance	650	—	650	—
Accrued interest payable	59	—	59	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Financial assets
Cash and cash equivalents	$6,449	$6,449	$—	$—
Interest-bearing time deposits in banks	252	252	—	—
Loans, net of allowance for loan losses	443,748	—	—	442,366
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,803	—	1,803	—
Financial liabilities
Deposits	433,708	—	175,724	258,445
Repurchase agreements	4,392	—	4,392	—
Federal Home Loan Bank advances	67,000	—	67,273	—
Advances from borrowers for taxes and insurance	932	—	932	—
Accrued interest payable	59	—	59	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. - Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 3.04% and 2.97% for the three months ended September 30, 2016 and 2015, respectively. An increase in interest-earning assets contributed to an increase in net interest income to $4.5 million, for the three months ended September 30, 2016 from $4.1 million, for the three months ended September 30, 2015.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $2.5 million or 0.6% of total loans at September 30, 2016, and $2.2 million, or 0.5% of total loans at June 30, 2016. Our non-performing assets totaled $2.8 million or 0.5% of total assets at September 30, 2016, and $2.5 million, or 0.4% of total assets at June 30, 2016.

At September 30, 2016, the Association was categorized as “well capitalized” under federal regulations.

Our net income for the three months ended September 30, 2016 was $1.3 million, compared to a net income of $799,000 for the three months ended September 30, 2015. The increase in net income was due to increases in net interest income and noninterest income, and decreases in noninterest expense and the provision for loan losses.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for the fiscal year ended June 30, 2016.

Comparison of Financial Condition at September 30 and June 30, 2016

Total assets decreased $6.9 million, or 1.2%, to $588.7 million at September 30, 2016 from $595.6 million at June 30, 2016. The decrease was primarily due to an $8.0 million decrease in investment securities and a $3.8 million decrease in net loans, partially offset by a $5.2 million increase in cash and cash equivalents.

Net loans receivable, including loans held for sale, decreased by $3.8 million, or 0.9%, to $439.9 million at September 30, 2016, from $443.7 million at June 30, 2016. The decrease in net loans receivable during this period was due primarily to a $4.1 million, or 7.0%, decrease in commercial business loans, a $3.4 million, or 2.3%, decrease in one- to four-family real estate loans, a $1.9 million, or 2.3%, decrease in multi-family real estate loans, an $889,000, or 8.8%, decrease in consumer loans, and a $203,000, or 2.5%, decrease in home equity lines of credit, partially offset by a $4.1 million, or 3.4%, increase in commercial real estate loans, and a $2.6 million, or 13.3%, increase in construction loans. The decrease in net loans receivable was primarily due to the pay off of four large loans totaling $6.8 million during the three months ended September 30, 2016.

Investment securities, consisting entirely of securities available for sale, decreased $8.0 million, or 6.6%, to $113.3 million at September 30, 2016, from $121.3 million at June 30, 2016. Purchased investment securities, consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage-backed securities with terms of 15 to 30 years. We had no securities held to maturity at September 30, 2016 or June 30, 2016.

As of September 30, 2016, foreclosed assets held for sale decreased $114,000 to $224,000, deferred income tax asset increased $253,000 to $2.0 million, premises and equipment decreased $118,000 to $4.5 million, and interest receivable increased $138,000 to $1.9 million from the respective balances as of June 30, 2016. Federal Home Loan Bank stock was $5.4 million at both September 30, 2016 and June 30, 2016. The decrease in foreclosed assets held for sale was primarily due to the sale of one residential real estate property and the increase in deferred income tax asset was mostly due to a decrease in the unrealized gain on sale of available-for-sale securities. The decrease in premises and equipment was primarily due to normal quarterly depreciation, while the increase in interest receivable was due to an increase in the average balance of loans.

At September 30, 2016, our investment in bank-owned life insurance was $8.6 million, an increase of $67,000 from $8.6 million at June 30, 2016. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $18.2 million at September 30, 2016.

Deposits decreased $10.1 million, or 2.3%, to $423.6 million at September 30, 2016 from $433.7 million at June 30, 2016. Certificates of deposit, excluding brokered certificates of deposit, decreased $7.2 million, or 3.3%, to $209.2 million, brokered certificates of deposit increased $500,000, or 1.2%, to $42.1 million, savings, NOW, and money market accounts decreased $3.6 million, or 2.3%, to $153.1 million, and noninterest bearing demand accounts increased $162,000, or 0.9%, to $19.2 million. The decrease in deposits was primarily due to withdrawals of $7.2 million in certificates of deposit and $1.7 million in money market accounts from two public entities. Repurchase agreements increased $99,000, or 2.3%, to $4.5 million at September 30, 2016 from $4.4 million at June 30, 2016. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $3.5 million, or 5.2%, to $70.5 million at September 30, 2016 from $67.0 million at June 30, 2016.

Advances from borrowers for taxes and insurance decreased $282,000, or 30.3%, to $650,000 at September 30, 2016 from $932,000 at June 30, 2016. Other liabilities increased $79,000, or 3.1%, to $2.6 million at September 30, 2016 from $2.5 million on June 30, 2016. The decrease in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in other liabilities was due to a general increase in accounts payable and accrued expenses payable due to the timing of payments.

Total equity decreased $182,000, or 0.2%, to $83.8 million at September 30, 2016 from $84.0 million at June 30, 2016. Equity decreased due to a decrease of $425,000 in accumulated other comprehensive income, net of tax, the repurchase of 47,500 shares of common stock at an aggregate cost of approximately $887,250, and dividends payable of $320,000, partially offset by net income of $1.3 million. The decrease in accumulated other comprehensive income was primarily due to unrealized depreciation on available-for-sale securities, net of taxes. The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 207,703 shares of its common stock, or approximately 5% of the then current outstanding shares. There were 47,500 shares of the Company’s common stock repurchased by the Company during the three months ended September 30, 2016, and there were 153,203 shares yet to be repurchased under the plan as of September 30, 2016.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. Net income increased $504,000 to $1.3 million for the three months ended September 30, 2016 from $799,000 for the three months ended September 30, 2015. The increase was primarily due to increases in interest income and noninterest income, and decreases in noninterest expense and the provision for loan losses, partially offset by an increase in interest expense.

Net Interest Income. Net interest income increased by $377,000, or 9.1%, to $4.5 million for the three months ended September 30, 2016 from $4.1 million for the three months ended September 30, 2015. The increase was due to an increase of $510,000 in interest income, partially offset by an increase of $133,000 in interest expense. The increase in net interest income was primarily the result of an increase in the average balance of interest earning assets. We had a $33.2 million, or 6.2% increase in the average balance of interest earning assets, partially offset by a $26.4 million, or 5.8% increase in the average balance of interest bearing liabilities. Net interest margin also increased by 9 basis points to 3.16% for the three months ended September 30, 2016 compared to 3.07% for the three months ended September 30, 2015, while our interest rate spread increased by 7 basis points to 3.04% for the three months ended September 30, 2016 compared to 2.97% for the three months ended September 30, 2015.

Interest Income. Interest income increased $510,000 or 10.4%, to $5.4 million for the three months ended September 30, 2016 from $4.9 million for the three months ended September 30, 2015 The increase in interest income was primarily due to a $756,000 increase in interest income on loans, partially offset by a $268,000 decrease in interest income on securities. The increase in interest income on loans resulted from a $67.9 million, or 17.8%, increase in the average balance of loans to $449.3 million for the three months ended September 30, 2016, from $381.4 million for the three months ended September 30, 2015, as well as a 6 basis point, or 1.5%, increase in the average yield on loans to 4.16% for the three months ended September 30, 2016, from 4.10% for the three months ended September 30, 2015. Interest on securities decreased $268,000, or 27.2%, primarily as a result of a $36.1 million, or 24.3%, decrease in the average balance of securities to $112.6 million for the three months ended September 30, 2016, from $148.7 million for the three months ended September 30, 2015. Interest on securities also decreased due to an 11 basis point, or 4.1%, decrease in the average yield on securities to 2.55% for the three months ended September 30, 2016 from 2.66% for the three months ended September 30, 2015.

Interest Expense. Interest expense increased $133,000, or 17.2%, to $907,000 for the three months ended September 30, 2016, from $774,000 for the three months ended September 30, 2015. The increase was due to increases in the average balance and average cost of both interest bearing deposits and FHLB advances.

Interest expense on interest-bearing deposits increased by $121,000, or 21.6%, to $682,000 for the three months ended September 30, 2016 from $561,000 for the three months ended September 30, 2015. This increase was primarily due to a $18.3 million, or 4.7% increase in the average balance of interest bearing deposits to $406.0 million and the increase in the average cost of interest bearing deposits to 0.67% for the three months ended September 2016, from 0.58% for the three months ended September 30, 2015.

Interest expense on borrowings, including FHLB advances and repurchase agreements, increased $12,000, or 5.6%, to $225,000 for the three months ended September 30, 2016 from $213,000 for the three months ended September 30, 2015. This increase was due to an increase in the average balance of borrowings to $77.1 million for the three months ended September 30, 2016 from $69.0 million for the three months ended September 30, 2015. This was partially offset by a 7 basis point decrease in the average cost of such borrowings to 1.17% for the three months ended September 30, 2016 from 1.24% for the three months ended September 30, 2015.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $79,000 for the three months ended September 30, 2016, compared to a provision for loan losses of $480,000 for the three months ended September 30, 2015. The allowance for loan losses was $5.4 million, or 1.22% of total loans, at September 30, 2016, compared to $4.7 million, or 1.18% of total loans, at September 30, 2015 and $5.4 million, or 1.19% of total loans, at June 30, 2016. Non-performing loans increased by $345,000 during the three month period ended September 30, 2016. During the three months ended September 30, 2016, a net recovery of $15,000 was recorded, while during the three months ended September 30, 2015, a net charge-off of $24,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2016	Year Ended June 30, 2016
Allowance to non-performing loans	214.88%	244.39%
Allowance to total loans outstanding at the end of the period	1.22%	1.19%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.01%	0.05%
Total non-performing loans to total loans	0.57%	0.49%
Total non-performing assets to total assets	0.47%	0.42%

Noninterest Income. Noninterest income increased $43,000, or 4.0%, to $1.1 million for the three months ended September 30, 2016 compared to $1.1 million for the three months ended September 30, 2015. The increase was primarily due to an increase in mortgage banking income, net, an increase in gain on sale of loans, and an increase in other service charges and fees, partially offset by a decrease in net realized gains on the sale of available-for-sale securities and a decrease in brokerage commissions. For the three months ended September 30, 2016, mortgage banking income, net increased $90,000 to 130,000, gain on sale of loans increased $51,000 to $85,000, and other service charges and fees increased $10,000 to 60,000, while net realized gains on the sale of available-for-sale securities decreased $32,000 to $117,000, and brokerage commissions decreased $58,000 to $146,000, from the three months ended September 30, 2015. The increase in mortgage banking income, net, was a result of a higher valuation of mortgage servicing rights in the three months ended September 2016 than in the three months ended September 30, 2015, and the increase in gain on sale of loans was a result of a larger number of loans sold in the three months ended September 30, 2016 than in the three months ended September 30, 2015. The increase in other service charges and fees was due to an increase in the number of loan fees and an increase in the fee amount. The decrease in net realized gains on the sale of available-for-sale securities was due to a larger amount of securities sold at a gain in the three months ended September 30, 2015, than in the three months ended September 30, 2016, and the decrease in brokerage commissions reflects decreased activity due to movement in market interest rates.

Noninterest Expense. Noninterest expense decreased $19,000, or 0.5%, and was $3.5 million for both the three months ended September 30, 2016, and for the three months ended September 30, 2015. The largest components of this decrease were compensation and benefits, which decreased $23,000, or 1.0%, professional services, which decreased $24,000, or 16.0%, advertising, which decreased $18,000, or 20.7%, and telephone and postage, which decreased $18,000, or 29.0%. Compensation and benefits decreased due to staffing changes including the retirement of our Chief Executive Officer, effective September 30, 2015. The decrease in professional services was due to additional services received in the three months ended September 30, 2015, and the decrease in advertising was due to a reduction in media advertising during the three months ended September 30, 2016. The decrease in telephone and postage was mostly due to a reduction in telephone expense as a result of a telephone system upgrade. These decreases were partially offset by an increase in equipment expense of $45,000, or 18.1%. Increases in equipment expense were due to more technology upgrades in the three months ended September 30, 2016 than in the three months ended September 30, 2015.

Income Tax Expense. We recorded a provision for income tax of $772,000 for the three months ended September 30, 2016, compared to a provision for income tax of $436,000 for the three months ended September 30, 2015, reflecting effective tax rates of 37.2% and 35.3%, respectively.

Asset Quality

At September 30, 2016, our non-accrual loans totaled $2.5 million, including $1.7 million in one- to four-family real estate loans, $333,000 in multi-family loans, $62,000 in commercial real estate loans, $316,000 in home equity lines of credit, and $111,000 in commercial business loans.

At September 30, 2016, we had two consumer loans totaling $11,000 delinquent 90 days or greater and still accruing interest.

At September 30, 2016, loans classified as substandard equaled $3.7 million. Loans classified as substandard consisted of $2.4 million in one- to four-family real estate loans, $495,000 in multi-family loans, $352,000 in commercial real estate loans, $326,000 in home equity lines of credit, $130,000 in commercial business loans and $11,000 in consumer loans. No loans were classified as doubtful or loss at September 30, 2016.

At September 30, 2016, watch assets consisted of $1.1 million in one- to four-family real estate loans, $3.4 million in commercial real estate loans, $2.7 million in commercial business loans, and $71,000 in consumer loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2016 and June 30, 2016, we had $2.4 million and $2.3 million, respectively, of troubled debt restructurings. At September 30, 2016 our troubled debt restructurings consisted of $970,000 in one- to four-family real estate loans, $1.3 million in multi-family real estate loans, $8,000 in commercial real estate loans, $10,000 in home equity lines of credit, and $111,000 in commercial business loans.

At September 30 2016, we had $224,000 in foreclosed assets compared to $338,000 as of June 30, 2016. Foreclosed assets at September 30, 2016 and at June 30, 2016, consisted entirely of residential real estate properties.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016	2015
Balance, beginning of period	$5,351	$4,211
Loans charged off:
Real estate loans:
One- to four-family	—	(23)
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	(4)	(1)

Gross charged off loans	(4)	(24)

Recoveries of loans previously charged off:
Real estate loans:
One- to four-family	18	—

	Three months ended September 30,
	2016	2015
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	1	—

Gross recoveries of charged off loans	19	—

Net charge-offs	15	(24)

Provision charged to expense	79	480

Balance, end of period	$5,445	$4,667

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $94,000 to $5.4 million at September 30, 2016, from $5.4 million at June 30, 2016. The decrease was primarily the result of a decrease in outstanding loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at September 30, 2016.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. The following table sets forth the Company’s weighted average historical net charge-offs as of September 30 and June 30, 2016:

Portfolio segment	September 30, 2016 Net charge-offs – 12 quarter weighted historical	June 30, 2016 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.10%	0.13%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.01%
HELOC	0.29%	0.32%
Construction	0.00%	0.00%
Commercial business	0.04%	0.04%
Consumer	(0.02)%	(0.02)%
Entire portfolio total	0.05%	.06%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At September 30, 2016, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at September 30, 2016	Qualitative factor applied at June 30, 2016
Real Estate:
One- to four-family	0.71%	0.68%
Multi-family	1.55%	1.45%
Commercial	1.29%	1.24%
HELOC	0.91%	0.88%
Construction	1.23%	1.15%
Commercial business	1.95%	1.93%
Consumer	0.88%	0.87%
Entire portfolio total	1.18%	1.13%

At September 30, 2016, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.3 million, as compared to $5.1 million at June 30, 2016. The general increase in qualitative factors was attributable primarily to the increase in non-accrual loans.

While management believes that our asset quality remains strong, it recognizes that, due to the potential growth in the loan portfolio, the increase in troubled debt restructurings and the potential changes in market conditions, our level of nonperforming assets and resulting charges-offs may fluctuate. Higher levels of net charge-offs requiring additional provisions for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2016 and the year ended June 30, 2016, our liquidity ratio averaged 19.1% and 21.4% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2016.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $11.6 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $252,000 at September 30, 2016.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities was $1.6 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively. Net cash provided by investing activities consisted primarily of proceeds from the sales, maturities, pay downs of available-for-sale securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash provided by investing activities was $11.2 million and $6.2 million for the three months ended September 30, 2016 and 2015, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts. The net cash used in financing activities was $7.7 million and $7.9 million for the three months ended September 30, 2016 and 2015, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed below. The following table summarizes these commitments at September 30, 2016 and June 30, 2016.

	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Commitments to fund loans	$16,416	$17,555
Lines of credit	49,545	56,916

At September 30, 2016, certificates of deposit due within one year of September 30, 2016 totaled $141.3 million, or 33.4% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2017. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $70.5 million at September 30, 2016. At September 30, 2016, we had the ability to borrow up to an additional $115.8 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $32.1 million from the Federal Reserve based on current collateral pledged.

During the quarter ended September 30, 2016, 47,500 shares were repurchased as part of the stock repurchase program that was announced by the Company on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September 30, 2016, the Company had repurchased 47,500 shares and the maximum number of shares that may yet be purchased under the plan was 153,203.

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

In addition to the minimum CETI, Tier 1 and total capital ratios, the Association will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

	September 30, 2016	June 30, 2016	Minimum to Be Well
	Actual	Actual	Capitalized
Tier 1 capital to total assets
Association	11.4%	11.1%	5.0%
Company	13.8%	14.4%	N/A
Common equity tier 1 to risk-weighted assets Association	15.5%	14.9%	6.5%
Company	18.8%	18.5%	N/A
Tier 1 capital to risk-weighted assets
Association	15.5%	14.9%	8.0%
Company	18.8%	18.5%	N/A
Total capital to risk-weighted assets
Association	16.7%	16.1%	10.0%
Company	20.1%	19.7%	N/A

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

	For the Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Assets
Loans	$449,297	4,668	4.16%	$381,445	3,912	4.10%
Securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	81,853	531	2.59%	98,676	650	2.63%
Mortgage-backed:
GSE residential	27,285	169	2.48%	46,428	317	2.73%
State and political subdivisions	3,430	19	2.22%	3,585	20	2.23%

Total securities	112,568	719	2.55%	148,689	987	2.66%
Other	9,362	31	1.32%	7,851	9	0.46%

Total interest-earning assets	571,227	5,418	3.79%	537,985	4,908	3.65%
Non-interest earning assets	20,433			23,929

Total assets	$591,660			$561,914

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$40,482	9	0.09%	$39,303	9	0.09%

	For the Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Savings accounts	39,208	12	0.12%	37,337	16	0.17%
Money market accounts	73,336	34	0.19%	67,922	33	0.19%
Certificates of deposit	252,960	627	0.99%	243,139	503	0.83%

Total interest-bearing deposits	405,986	682	0.67%	387,701	561	0.58%
Federal Home Loan Bank Advances and repurchase agreements	77,104	225	1.17%	68,954	213	1.24%

Total interest-bearing liabilities	483,090	907	0.75%	456,655	774	0.68%
Noninterest-bearing liabilities	24,440			23,915

Total liabilities	507,530			480,570
Stockholders’ equity	84,130			81,344

Total liabilities and stockholders’ equity	$591,660			$561,914

Net interest income		$4,511			$4,134

Interest rate spread (1)			3.04%			2.97%
Net interest margin (2)			3.16%			3.07%
Net interest-earning assets (3)	$88,137			$81,330

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended September 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$325	$431	$756
Securities	72	(340)	(268)
Other	13	9	22

Total interest-earning assets	$410	$100	$510

Interest-bearing liabilities:
Interest-bearing checking or NOW	$—	$—	$—
Savings accounts	5	(9)	(4)
Certificates of deposit	175	(51)	124
Money market accounts	1	—	1

Total interest-bearing deposits	181	(60)	121
Federal Home Loan Bank advances	73	(61)	12

Total interest-bearing liabilities	$254	$(121)	$133

Change in net interest income	$156	$221	$377

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of September 30, 2016, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2016.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/16 – 7/31/16	—	$—	—	200,703
8/1/16 – 8/31/16	—	—	—	200,703
9/1/16 – 9/30/16	47,500	18.68	47,500	153,203

Total	47,500	$18.68	47,500

(1)	The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. There were 47,500 shares of the Company’s common stock repurchased by the Company during the three months ended September 30, 2016, and there were 153,203 shares yet to be repurchased under the plan as of September 30, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2016, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 10, 2016	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: November 10, 2016	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)