Form 10-Q
period 2016-12-31
IF Bancorp, Inc.
filed 2017-02-09
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

The Registrant had 3,940,408 shares of common stock, par value $0.01 per share, issued and outstanding as of February 2, 2017.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	December 31,	June 30,
	2016	2016
	(Unaudited)
Assets
Cash and due from banks	$4,972	$5,451
Interest-bearing demand deposits	568	998

Cash and cash equivalents	5,540	6,449

Interest-bearing time deposits in banks	250	252
Available-for-sale securities	112,253	121,328
Loans, net of allowance for loan losses of $5,387 and $5,351 at December 31, 2016 and June 30, 2016, respectively	436,665	443,748
Premises and equipment, net of accumulated depreciation of $6,135 and $5,925 at December 31, 2016 and June 30, 2016, respectively	4,843	4,586
Federal Home Loan Bank stock, at cost	5,425	5,425
Foreclosed assets held for sale	533	338
Accrued interest receivable	1,664	1,803
Bank-owned life insurance	8,691	8,555
Mortgage servicing rights	618	440
Deferred income taxes	3,269	1,746
Other	600	895

Total assets	$580,351	$595,565

Liabilities and Equity
Liabilities
Deposits
Demand	$19,351	$19,036
Savings, NOW and money market	159,460	156,688
Certificates of deposit	209,275	216,343
Brokered certificates of deposit	38,777	41,641

Total deposits	426,863	433,708

Repurchase agreements	2,677	4,392
Federal Home Loan Bank advances	62,500	67,000
Advances from borrowers for taxes and insurance	804	932
Accrued post-retirement benefit obligation	2,991	2,967
Accrued interest payable	59	59
Other	1,973	2,535

Total liabilities	497,867	511,593

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,950,408 and 4,014,061 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	40	40
Additional paid-in capital	47,733	47,535
Unearned ESOP shares, at cost, 279,053 and 288,675 shares at December 31, 2016 and June 30, 2016, respectively	(2,791)	(2,887)
Retained earnings	38,083	37,095
Accumulated other comprehensive income (loss), net of tax	(581)	2,189

Total stockholders’ equity	82,484	83,972

Total liabilities and stockholders’ equity	$580,351	$595,565

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Interest and Dividend Income
Interest and fees on loans	$4,659	$4,177	$9,327	$8,089
Securities:
Taxable	603	719	1,286	1,668
Tax-exempt	36	37	72	75
Federal Home Loan Bank dividends	27	12	52	20
Deposits with other financial institutions	13	4	19	5

Total interest and dividend income	5,338	4,949	10,756	9,857

Interest Expense
Deposits	697	560	1,379	1,121
Federal Home Loan Bank advances	180	209	405	422

Total interest expense	877	769	1,784	1,543

Net Interest Income	4,461	4,180	8,972	8,314

Provision for Loan Losses	(46)	408	33	888

Net Interest Income After Provision for Loan Losses	4,507	3,772	8,939	7,426

Noninterest Income
Customer service fees	137	134	278	281
Other service charges and fees	62	45	122	95
Insurance commissions	177	169	350	354
Brokerage commissions	147	153	293	357
Net realized gains on sales of available-for-sale securities	—	153	117	302
Mortgage banking income, net	154	57	284	97
Gain on sale of loans	90	65	175	99
Bank-owned life insurance income, net	69	68	136	134
Other	182	221	384	424

Total noninterest income	1,018	1,065	2,139	2,143

Noninterest Expense
Compensation and benefits	2,427	2,249	4,643	4,488
Office occupancy	149	144	298	294
Equipment	301	258	594	506
Federal deposit insurance	10	75	92	151
Stationary, printing and office	44	63	84	102
Advertising	87	76	156	163
Professional services	115	134	241	284
Supervisory examinations	40	38	81	77
Audit and accounting services	23	25	74	86
Organizational dues and subscriptions	27	26	50	43
Insurance bond premiums	43	40	75	70
Telephone and postage	47	73	91	135
Loss (gain) on foreclosed assets, net	—	1	(7)	1
Other	351	461	670	760

Total noninterest expense	3,664	3,663	7,142	7,160

Income Before Income Tax	1,861	1,174	3,936	2,409
Provision for Income Tax	691	419	1,463	855

Net Income	$1,170	$755	$2,473	$1,554

Earnings Per Share:
Basic	$0.32	$0.20	$0.67	$0.42
Diluted	$0.32	$0.20	$0.66	$0.42
Dividends declared per common share	$0.00	$0.00	$0.08	$0.05

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2016	2015
Net Income	$1,170	$755
Other Comprehensive Loss
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(1,506) and $(627), for 2016 and 2015, respectively	(2,343)	(931)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $62, for 2016 and 2015, respectively	—	91

	(2,343)	(1,022)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(1) and $(2) for 2016 and 2015, respectively	(2)	(3)

Other comprehensive loss, net of tax	(2,345)	(1,025)

Comprehensive Loss	$(1,175)	$(270)

	Six Months Ended December 31,
	2016	2015
Net Income	$2,473	$1,554
Other Comprehensive Income (Loss)
Unrealized depreciation on available-for-sale securities, net of taxes of $(1,731) and $(13), for 2016 and 2015, respectively	(2,695)	(19)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $46 and $122, for 2016 and 2015, respectively	71	180

	(2,766)	(199)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(2) and $(2) for 2016 and 2015, respectively	(4)	(5)

Other comprehensive loss, net of tax	(2,770)	(204)

Comprehensive Income (Loss)	$(297)	$1,350

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
For the six months ended December 31, 2016
Balance, July 1, 2016	$40	$47,535	$(2,887)	$37,095	$2,189	$83,972
Net income	—	—	—	2,473	—	2,473
Other comprehensive loss	—	—	—	—	(2,770)	(2,770)
Dividends on common stock, $0.08 per share	—	—	—	(297)	—	(297)
Stock equity plan	—	112	—	—	—	112
Stock repurchase, 63,653 shares, average price $18.66 each	—	—	—	(1,188)	—	(1,188)
ESOP shares earned, 9,622 shares	—	86	96	—	—	182

Balance, December 31, 2016	$40	$47,733	$(2,791)	$38,083	$(581)	$82,484

For the six months ended December 31, 2015
Balance, July 1, 2015	$41	$47,009	$(3,079)	$35,466	$999	$80,436
Net income	—	—	—	1,554	—	1,554
Other comprehensive loss	—	—	—	—	(204)	(204)
Dividends on common stock, $0.05 per share	—	—	—	(188)	—	(188)
Stock equity plan	—	265	—	(28)	—	237
Stock repurchase, 83,313 shares, average price $17.11 each	(1)	—	—	(1,425)	—	(1,426)
ESOP shares earned, 9,622 shares	—	68	96	—	—	164

Balance, December 31, 2015	$40	$47,342	$(2,983)	$35,379	$795	$80,573

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2016	2015
Operating Activities
Net income	$2,473	$1,554
Items not requiring (providing) cash
Depreciation	210	214
Provision for loan losses	33	888
Amortization of premiums and discounts on securities	150	167
Deferred income taxes	257	(268)
Net realized gains on loan sales	(175)	(196)
Net realized gains on sales of available-for-sale securities	(117)	(302)
Loss (gain) on foreclosed assets held for sale	(7)	1
Bank-owned life insurance income, net	(136)	(134)
Originations of loans held for sale	(12,003)	(5,863)
Proceeds from sales of loans held for sale	11,975	6,058
ESOP compensation expense	182	164
Stock equity plan expense	112	237
Changes in
Accrued interest receivable	139	38
Other assets	399	14
Accrued interest payable	—	(14)
Post-retirement benefit obligation	17	25
Other liabilities	(562)	(167)

Net cash provided by operating activities	2,947	2,416

Investing Activities
Net change in interest bearing time deposits	2	(1)
Purchases of available-for-sale securities	(20,704)	(3,000)
Proceeds from the sales of available-for-sale securities	—	51,224
Proceeds from maturities and pay-downs of available-for-sale securities	25,203	5,556
Net change in loans	6,719	(58,688)
Purchase of premises and equipment	(571)	(114)
Proceeds from sale of foreclosed assets	168	17

Net cash provided by (used in) investing activities	10,817	(5,006)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	3,087	2,564
Net decrease in certificates of deposit, including brokered certificates	(9,932)	(11,168)
Net increase (decrease) in advances from borrowers for taxes and insurance	(128)	70
Proceeds from Federal Home Loan Bank advances	55,500	153,000
Repayments of Federal Home Loan Bank advances	(60,000)	(149,000)
Net increase (decrease) in repurchase agreements	(1,715)	1,141
Dividends paid	(297)	(188)
Stock purchase per stock repurchase plan	(1,188)	(1,426)

Net cash used in financing activities	(14,673)	(5,007)

Net Decrease in Cash and Cash Equivalents	(909)	(7,597)
Cash and Cash Equivalents, Beginning of Period	6,449	13,224

Cash and Cash Equivalents, End of Period	$5,540	$5,627

Supplemental Cash Flows Information
Interest paid	$1,784	$1,557
Income taxes paid, net of refunds	$1,552	$1,147
Foreclosed assets acquired in settlement of loans	$355	$152

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2016 and June 30, 2016, and the results of its operations for the three month and six month periods ended December 31, 2016 and 2015. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the three month and six month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the entire year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. As we prepare for the adoption of ASU 2016-13, we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU 2016-13 becomes effective. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU with the intent of reducing diversity in practice with respect to eight types of cash flows. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the pending adoption of ASU-2016-15 and its impact on the Company’s consolidated financial statements.

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

A summary of ESOP shares at December 31, 2016 and June 30, 2016 are as follows (dollars in thousands):

	December 31, 2016	June 30, 2016
Allocated shares	84,409	72,524
Shares committed for release	9,622	19,245
Unearned shares	279,053	288,675

Total ESOP shares	373,084	380,444

Fair value of unearned ESOP shares (1)	$5,162	$5,294

(1)	Based on closing price of $18.50 and $18.34 per share on December 31, 2016, and June 30, 2016, respectively.

During the six months ended December 31, 2016, 7,360 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vest in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of December 31, 2016, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the six months ended December 31, 2016 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2016	164,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	11,000	16.63

Outstanding, December 31, 2016	153,143	$16.63	6.9	$286	(1)

Exercisable, December 31, 2016	64,000	$16.63	6.9	$120	(1)

(1)	Based on closing price of $18.50 per share on December 31, 2016.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the six months ended December 31, 2016.

There were 22,286 stock options that vested during the six months ended December 31, 2016 and 31,714 stock options that vested during the six months ended December 31, 2015. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the six months ended December 31, 2016 and 2015. Total unrecognized compensation cost related to non-vested stock options was $222,000 at December 31, 2016 and is expected to be recognized over a weighted-average period of 3.9 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2016:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2016	80,500	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,062	16.79

Balance, December 31, 2016	70,438	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was $85,000 and was recognized in non-interest expense for the six months ended December 31, 2016. Stock-based compensation was nominal for the six months ended December 31, 2015. Unrecognized compensation expense for non-vested restricted stock awards was $1.2 million at December 31, 2016, and is expected to be recognized over 6.9 years with a corresponding credit to paid-in capital.

Note 4: Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2016 and 2015. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net income	$1,170	$755	$2,473	$1,554

Basic weighted average shares outstanding	3,954,095	4,015,289	3,982,271	4,043,222
Less: Average unallocated ESOP shares	(281,458)	(300,703)	(283,864)	(303,109)

Basic average shares outstanding	3,672,637	3,714,586	3,698,407	3,740,113

Diluted effect of restricted stock awards and stock options	25,299	1,957	24,514	917

Diluted average shares outstanding	3,697,936	3,716,543	3,722,921	3,741,030

Basic earnings per common share	$0.32	$0.20	$0.67	$0.42

Diluted earnings per common share	$0.32	$0.20	$0.66	$0.42

The Company announced a stock repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of December 31, 2016, 63,653 shares were repurchased at an average price of $18.66.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock vests over 10 years and the stock options vest over 7 years, both starting in December 2014. On December 10, 2015, the Company awarded 16,900 shares of restricted stock to officers and directors of the Association as part of this plan. This restricted stock will vest over 8 years, starting in December 2016.

Note 5: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2016:
U.S. government, federal agency, and Government-sponsored enterprises (GSE)	$74,861	$947	$(586)	$75,222
Mortgage-backed:
GSE residential	34,374	73	(933)	33,514
State and political subdivisions	3,276	241	—	3,517

	$112,511	$1,261	$(1,519)	$112,253

June 30, 2016:
U.S. government, federal agency, and Government-sponsored enterprises (GSE)	$87,193	$2,912	$—	$90,105
Mortgage-backed:
GSE residential	26,418	827	—	27,245
State and political subdivisions	3,431	547	—	3,978

	$117,042	$4,286	$—	$121,328

With the exception of U.S. Government, federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $74,861,000 and $34,374,000, respectively, and a market value of approximately $75,222,000 and $33,514,000, respectively, at December 31, 2016, the Company held no securities at December 31, 2016 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at December 31, 2016, and June 30, 2016 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$7,209	$7,290
One to five years	43,889	44,899
Five to ten years	25,284	24,709
After ten years	1,755	1,841

	78,137	78,739
Mortgage-backed securities	34,374	33,514

Totals	$112,511	$112,253

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $64,908,000 and $64,180,000 as of December 31, 2016 and June 30, 2016, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $2.7 million at December 31, 2016 and $4.4 million at June 30, 2016. At December 31, 2016, approximately $1.1 million of our repurchase agreements had an overnight maturity, while the remaining $1.6 million in repurchase agreements had a term of 30 to 90 days. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $117,000 and $490,000, and gross losses of $0 and $188,000, resulting from sales of available-for-sale securities were realized for the six month periods ended December 31, 2016 and 2015, respectively. The tax provision applicable to these net realized gains amounted to approximately $46,000 and $122,000, respectively. Gross gains of $0 and $153,000, and gross losses of $0 and $0, resulting from sales of available-for-sale securities were realized for the three month periods ended December 31, 2016 and 2015, respectively. The tax provision applicable to these net realized gains amounted to approximately $0 and $62,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at December 31, 2016 and June 30, 2016 was $49,136,000 and $0, respectively, which is approximately 43.8% and 0% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following table shows the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016. The Company had no investments in debt and marketable equity securities that were reported in the financial statements at amounts less than their historical cost as of June 30, 2016.

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$22,359	$(586)	$—	$—	$22,359	$(586)
Mortgage-backed:
GSE residential	26,777	(933)	—	—	26,777	(933)

Total temporarily impaired securities	$49,136	$(1,519)	$—	$—	$49,136	$(1,519)

The unrealized losses on the Company’s investment in residential mortgage-backed securities, and U.S. Government and federal agency and Government sponsored enterprises were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Note 6: Loans and Allowance for Loan Losses

Classes of loans include:

	December 31, 2016	June 30, 2016
Real estate loans:
One- to four-family, including home equity loans	$146,490	$149,538
Multi-family	83,968	84,200
Commercial	118,762	119,643
Home equity lines of credit	7,585	8,138
Construction	23,501	19,698
Commercial	53,404	57,826
Consumer	8,190	10,086

Total loans	441,900	449,129
Less:
Unearned fees and discounts, net	(152)	30
Allowance for loan losses	5,387	5,351

Loans, net	$436,665	$443,748

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

The Company offers USDA Rural Development loans and sells the servicing.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $224,883,000 and $222,395,000 as of December 31, 2016 and June 30, 2016, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $9,103,000 and $9,772,000 at December 31, 2016 and June 30, 2016, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, but still primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $42,546,000 and $47,731,000 at December 31, 2016 and June 30, 2016, respectively, of which $17,866,000 and $19,303,000, at December 31, 2016 and June 30, 2016 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and six month periods ended December 31, 2016 and 2015 and the year ended June 30, 2016:

	Three Months Ended December 31, 2016 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,176	$1,253	$1,499	$92
Provision charged to expense	20	31	(105)	(1)
Losses charged off	—	—	(8)	—
Recoveries	9	—	—	—

Balance, end of period	$1,205	$1,284	$1,386	$91

Ending balance: individually evaluated for impairment	$47	$—	$9	$—

Ending balance: collectively evaluated for impairment	$1,158	$1,284	$1,377	$91

Loans:
Ending balance	$146,490	$83,968	$118,762	$7,585

Ending balance: individually evaluated for impairment	$2,443	$1,423	$30	$10

Ending balance: collectively evaluated for impairment	$144,047	$82,545	$118,732	$7,575

	Three Months Ended December 31, 2016 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$274	$1,068	$83	$—	$5,445
Provision charged to expense	10	(8)	7	—	(46)
Losses charged off	—	—	(16)	—	(24)
Recoveries	—	—	3	—	12

Balance, end of period	$284	$1,060	$77	$—	$5,387

Ending balance: individually evaluated for impairment	$—	$—	$8	$—	$64

Ending balance: collectively evaluated for impairment	$284	$1,060	$69	$—	$5,323

Loans:
Ending balance	$23,501	$53,404	$8,190	$—	$441,900

Ending balance: individually evaluated for impairment	$—	$101	$8	$—	$4,015

Ending balance: collectively evaluated for impairment	$23,501	$53,303	$8,182	$—	$437,885

	Six Months Ended December 31, 2016 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,198	$1,202	$1,399	$94
Provision charged to expense	(20)	82	(5)	(3)
Losses charged off	—	—	(8)	—
Recoveries	27	—	—	—

Balance, end of period	$1,205	$1,284	$1,386	$91

Ending balance: individually evaluated for impairment	$47	$—	$9	$—

Ending balance: collectively evaluated for impairment	$1,158	$1,284	$1,377	$91

Loans:
Ending balance	$146,490	$83,968	$118,762	$7,585

Ending balance: individually evaluated for impairment	$2,443	$1,423	$30	$10

Ending balance: collectively evaluated for impairment	$144,047	$82,545	$118,732	$7,575

	Six Months Ended December 31, 2016 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$227	$1,140	$91	$—	$5,351
Provision charged to expense	57	(80)	2	—	33
Losses charged off	—	—	(20)	—	(28)
Recoveries	—	—	4	—	31

Balance, end of period	$284	$1,060	$77	$—	$5,387

Ending balance: individually evaluated for impairment	$—	$—	$8	$—	$64

Ending balance: collectively evaluated for impairment	$284	$1,060	$69	$—	$5,323

Loans:
Ending balance	$23,501	$53,404	$8,190	$—	$441,900

Ending balance: individually evaluated for impairment	$—	$101	$8	$—	$4,015

Ending balance: collectively evaluated for impairment	$23,501	$53,303	$8,182	$—	$437,885

	Year Ended June 30, 2016 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,216	$827	$1,246	$85
Provision charged to expense	165	375	156	41
Losses charged off	(188)	—	(3)	(32)
Recoveries	5	—	—	—

Balance, end of year	$1,198	$1,202	$1,399	$94

Ending balance: individually evaluated for impairment	$6	$—	$14	$—

Ending balance: collectively evaluated for impairment	$1,192	$1,202	$1,385	$94

Loans:
Ending balance	$149,538	$84,200	$119,643	$8,138

Ending balance: individually evaluated for impairment	$2,405	$1,457	$63	$327

Ending balance: collectively evaluated for impairment	$147,133	$82,743	$119,580	$7,811

	Year Ended June 30, 2016 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$6	$744	$87	$—	$4,211
Provision charged to expense	221	396	12	—	1,366
Losses charged off	—	—	(10)	—	(233)
Recoveries	—	—	2	—	7

Balance, end of year	$227	$1,140	$91	$—	$5,351

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$20

Ending balance: collectively evaluated for impairment	$227	$1,140	$91	$—	$5,331

Loans:
Ending balance	$19,698	$57,826	$10,086	$—	$449,129

Ending balance: individually evaluated for impairment	$—	$9	$—	$—	$4,261

Ending balance: collectively evaluated for impairment	$19,698	$57,817	$10,086	$—	$444,868

	Three Months Ended December 31, 2015
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,247	$1,064	$1,352	$85
Provision charged to expense	62	82	(45)	30
Losses charged off	(22)	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,290	$1,146	$1,307	$115

Ending balance: individually evaluated for impairment	$94	$—	$20	$28

Ending balance: collectively evaluated for impairment	$1,196	$1,146	$1,287	$87

Loans:
Ending balance	$148,883	$80,352	$111,189	$7,622

Ending balance: individually evaluated for impairment	$3,437	$1,493	$72	$360

Ending balance: collectively evaluated for impairment	$145,446	$78,859	$111,117	$7,262

	Three Months Ended December 31, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$37	$798	$84	$—	$4,667
Provision charged to expense	82	192	5	—	408
Losses charged off	—	—	(7)	—	(29)
Recoveries	—	—	1	—	4

Balance, end of period	$119	$990	$83	$—	$5,050

Ending balance: individually evaluated for impairment	$—	$—	$3	$—	$145

Ending balance: collectively evaluated for impairment	$119	$990	$80	$—	$4,905

Loans:
Ending balance	$11,020	$51,537	$9,223	$—	$419,826

Ending balance: individually evaluated for impairment	$—	$15	$7	$—	$5,384

Ending balance: collectively evaluated for impairment	$11,020	$51,522	$9,216	$—	$414,442

	Six Months Ended December 31, 2015
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,216	$827	$1,246	$85
Provision charged to expense	116	319	61	30
Losses charged off	(45)	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,290	$1,146	$1,307	$115

Ending balance: individually evaluated for impairment	$94	$—	$20	$28

Ending balance: collectively evaluated for impairment	$1,196	$1,146	$1,287	$87

Loans:
Ending balance	$148,883	$80,352	$111,189	$7,622

Ending balance: individually evaluated for impairment	$3,437	$1,493	$72	$360

Ending balance: collectively evaluated for impairment	$145,446	$78,859	$111,117	$7,262

	Six Months Ended December 31, 2015 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$6	$744	$87	$—	$4,211
Provision charged to expense	113	246	3	—	888
Losses charged off	—	—	(8)	—	(53)
Recoveries	—	—	1	—	4

Balance, end of period	$119	$990	$83	$—	$5,050

Ending balance: individually evaluated for impairment	$—	$—	$3	$—	$145

Ending balance: collectively evaluated for impairment	$119	$990	$80	$—	$4,905

Loans:
Ending balance	$11,020	$51,537	$9,223	$—	$419,826

Ending balance: individually evaluated for impairment	$—	$15	$7	$—	$5,384

Ending balance: collectively evaluated for impairment	$11,020	$51,522	$9,216	$—	$414,442

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
December 31, 2016:
Pass	$143,051	$83,643	$117,951	$7,575	$23,501	$50,680	$8,106	$434,507
Watch	1,144	—	495	—	—	2,608	67	4,314
Substandard	2,295	325	316	10	—	116	17	3,079
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$146,490	$83,968	$118,762	$7,585	$23,501	$53,404	$8,190	$441,900

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2016:
Pass	$146,924	$82,580	$115,787	$7,811	$19,698	$55,184	$10,073	$438,057
Watch	350	1,271	3,500	—	—	2,633	—	7,754
Substandard	2,264	349	356	327	—	9	13	3,318
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$149,538	$84,200	$119,643	$8,138	$19,698	$57,826	$10,086	$449,129

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
December 31, 2016:
Real estate loans:
One- to four-family	$1,142	$153	$1,635	$2,930	$143,560	$146,490	$62
Multi-family	—	—	—	—	83,968	83,968	—
Commercial	91	—	—	91	118,671	118,762	—
Home equity lines of credit	—	3	—	3	7,582	7,585	—
Construction	—	—	—	—	23,501	23,501	—
Commercial	—	—	—	—	53,404	53,404	—
Consumer	65	6	11	82	8,108	8,190	3

Total	$1,298	$162	$1,646	$3,106	$438,794	$441,900	$65

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2016:
Real estate loans:
One- to four-family	$2,061	$148	$1,489	$3,698	$145,840	$149,538	$4
Multi-family	181	—	—	181	84,019	84,200	—
Commercial	—	97	27	124	119,519	119,643	—
Home equity lines of credit	39	—	316	355	7,783	8,138	—
Construction	—	—	—	—	19,698	19,698	—
Commercial	33	100	—	133	57,693	57,826	—
Consumer	16	5	8	29	10,057	10,086	8

Total	$2,330	$350	$1,840	$4,520	$444,609	$449,129	$12

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

The following tables present impaired loans:

				Three Months Ended December 31, 2016			Six Months Ended December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2016:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$2,282	$2,282	$—	$2,293	$12	$12	$2,304	$19	$24
Multi-family	1,423	1,423	—	1,432	22	22	1,438	38	46
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	10	10	—	10	—	—	10	1	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	101	101	—	106	—	—	93	(1)	—
Consumer	—	—	—	—	—	—	—	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to-four family	161	161	47	161	(1)	—	162	—	1
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	30	30	9	32	—	—	32	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	8	8	8	8	—	—	8	—	—
Total:
Real estate loans:
One- to-four family	2,443	2,443	47	2,454	11	12	2,466	19	25
Multi-family	1,423	1,423	—	1,432	22	22	1,438	38	46
Commercial	30	30	9	32	—	—	32	—	—
Home equity line of credit	10	10	—	10	—	—	10	1	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	101	101	—	106	—	—	93	(1)	—
Consumer	8	8	8	8	—	—	8	—	—

	$4,015	$4,015	$64	$4,042	$33	$34	$4,047	$57	$71

				Year Ended June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2016:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,291	$2,291	$—	$2,338	$32	$42
Multi-family	1,457	1,457	—	1,497	67	90
Commercial	28	28	—	29	—	—
Home equity line of credit	327	327	—	346	—	2
Construction	—	—	—	—	—	—
Commercial	9	9	—	15	—	—
Consumer	—	—	—	3	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	114	114	6	117	1	2
Multi-family	—	—	—	—	—	—
Commercial	35	35	14	40	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	2,405	2,405	6	2,455	33	44
Multi-family	1,457	1,457	—	1,497	67	90
Commercial	63	63	14	69	—	—
Home equity line of credit	327	327	—	346	—	2
Construction	—	—	—	—	—	—
Commercial	9	9	—	15	—	—
Consumer	—	—	—	3	—	—

	$4,261	$4,261	$20	$4,385	$100	$136

				Three Months Ended December 31, 2015			Six Months Ended December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2015:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$3,075	$3,075	$—	$3,086	$8	$8	$3,095	$15	$18
Multi-family	1,493	1,493	—	1,502	23	23	1,515	38	45
Commercial	31	31	—	31	—	—	30	—	—
Home equity line of credit	12	12	—	13	—	—	14	—	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	15	15	—	16	—	—	18	—	—
Consumer	4	4	—	5	—	—	5	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to-four family	362	362	94	365	2	2	368	2	3
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	41	41	20	42	—	—	44	—	—
Home equity line of credit	348	348	28	348	(1)	—	348	(1)	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	3	3	3	4	—	—	6	—	—
Total:
Real estate loans:
One- to-four family	3,437	3,437	94	3,451	10	10	3,463	17	21
Multi-family	1,493	1,493	—	1,502	23	23	1,515	38	45
Commercial	72	72	20	73	—	—	74	—	—
Home equity line of credit	360	360	28	361	(1)	—	362	(1)	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	15	15	—	16	—	—	18	—	—
Consumer	7	7	3	9	—	—	11	—	—

	$5,384	$5,384	$145	$5,412	$32	$33	$5,443	$54	$68

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
Mortgages on real estate:
One- to four-family	$1,658	$1,604
Multi-family	165	185
Commercial	30	63
Home equity lines of credit	—	316
Construction	—	—
Commercial	101	9
Consumer	8	—

Total	$1,962	$2,177

At December 31, 2016 and June 30, 2016, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring except for one one- to four-family real estate loan for $163,000, as of December 31, 2016. As of December 31, 2016, all loans listed were on nonaccrual except for twelve one- to four-family residential loans totaling $785,000, one multi-family loan for $1.3 million, and two home equity lines of credit totaling $10,000. All loans listed as of June 30, 2016 were on nonaccrual except for twelve one- to four-family residential loans totaling $802,000, and one multi-family loan for $1.3 million, and one home equity line of credit for $11,000.

	December 31, 2016	June 30, 2016
Real estate loans
One- to four-family	$988	$984
Multi-family	1,258	1,272
Commercial	7	9
Home equity lines of credit	10	11

Total real estate loans	2,263	2,276

Construction	—	0
Commercial	102	9
Consumer	—	0

Total	$2,365	$2,285

TDR Modifications

During the six month period ended December 31, 2016, three one- to four-family loans totaling $112,000, and one commercial business loan for $99,000 were modified.

During the year ended June 30, 2016, the Company modified one home equity line of credit for $4,000.

During the six month period ended December 31, 2015, the Company modified one home equity line of credit loan for $5,000 and one consumer loan in the amount of $4,000.

TDR’s with Defaults

The Company had one TDR, a one- to four-family residential loan for $163,000 that was in default as of December 31, 2016, and was restructured in prior periods, although while in default the borrower resumed monthly payments so foreclosure is on hold. No loans were in foreclosure at December 31, 2016. The Company had one TDR, a one- to four-family residential loan totaling $174,000 that was in default as of June 30, 2016, and was restructured in the prior years. No loans were in foreclosure at June 30, 2016. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31, 2016, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $533,000. In addition, as of December 31, 2016, we had residential mortgage loans and home equity loans with a carrying value of $878,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $5,425,000 of Federal Home Loan Bank stock as of both December 31, 2016 and June 30, 2016. The FHLB provides liquidity and funding through advances.

Note 8: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, were as follows at the dates specified:

	December 31, 2016	June 30, 2016
Net unrealized gains (losses) on securities available-for-sale	$(258)	$4,286
Net unrealized postretirement health benefit plan obligations	(697)	(690)

	(955)	3,596
Tax effect	374	(1,407)

Total	$(581)	$2,189

Note 9: Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six month periods ended December 31, 2016 and 2015, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$—	$153	$117	$302	Net realized gains on sale of available-for-sale securities

Amortization of defined benefit pension items:
Transition obligation	—	—	—	—	Components are included in computation of net periodic pension cost
Actuarial losses	9	7	18	17
Prior service costs	(12)	(12)	(24)	(24)

Total reclassified amount before tax	(3)	148	111	295
Tax expense (benefit)	(1)	60	43	120	Provision for Income Tax

Total reclassification out of AOCI	$(2)	$88	$68	$175	Net Income

Note 10: Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Computed at the statutory rate (34%)	$633	$399	$1,338	$819
Decrease resulting from
Tax exempt interest	(12)	(13)	(24)	(26)
Cash surrender value of life insurance	(23)	(23)	(46)	(46)
State income taxes	79	66	165	126
Other	14	(10)	30	(18)

Actual expense	$691	$419	$1,463	$855

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

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Association became subject to new capital requirements adopted by the OCC. These new requirements create a new required ratio for common equity Tier 1 (“CETI”) capital, increase the leverage and Tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer would limit the ability of the Association to pay dividends, repurchase shares, or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies with assets under $1 billion.

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

In addition to the minimum CETI, Tier 1 and total capital ratios, the Association will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began in January 2016, at the 0.625% level and will phase in over a four-year period until fully implemented in January 2019.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and June 30, 2016:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016:
Available-for-sale securities:
US Government and federal agency	$75,222	$—	$75,222	$—
Mortgage-backed securities – GSE residential	33,514	—	33,514	—
State and political subdivisions	3,517	—	3,517	—

Mortgage servicing rights	618	—	—	618

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Available-for-sale securities:
US Government and federal agency	$90,105	$—	$90,105	$—
Mortgage-backed securities – GSE residential	27,245	—	27,245	—
State and political subdivisions	3,978	—	3,978	—

Mortgage servicing rights	440	—	—	440

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2016. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of December 31, 2016 or June 30, 2016. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of December 31, 2016 or June 30, 2016.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2016	$440

Total realized and unrealized gains and losses included in net income	75
Servicing rights that result from asset transfers	147
Payments received and loans refinanced	(44)

Balance, December 31, 2016	$618

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$75

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and June 30, 2016:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016:
Impaired loans (collateral-dependent)	$6	$—	$—	$6
June 30, 2016:
Impaired loans (collateral-dependent)	$108	$—	$—	$108

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Impaired loans (collateral-dependent)	$(47)	$(15)	$(44)	$(35)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2016 and June 30, 2016.

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$618	Discounted cash flow	Discount rate	9.5% – 10.5% (9.5%)
			Constant prepayment rate	9.8% - 10.2% (9.9%)
			Probability of default	0.06% - 0.32% (0.31%)
Impaired loans (collateral-dependent)	6	Market comparable properties	Marketability discount	33.3% (33.3%)

	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$440	Discounted cash flow	Discount rate	9.5% – 10.5% (9.5%)
			Constant prepayment rate	12.8% -13.4% (13.3%)
			Probability of default	0.06% - 0.32% (0.31%)
Impaired loans (collateral-dependent)	108	Market comparable properties	Marketability discount	11.8% (11.8%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and June 30, 2016.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016:
Financial assets
Cash and cash equivalents	$5,540	$5,540	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	436,665	—	—	432,033
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,664	—	1,664	—

Financial liabilities
Deposits	426,863	—	178,811	247,640
Repurchase agreements	2,677	—	2,677	—
Federal Home Loan Bank advances	62,500	—	62,486	—
Advances from borrowers for taxes and insurance	804	—	804	—
Accrued interest payable	59	—	59	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Financial assets
Cash and cash equivalents	$6,449	$6,449	$—	$—
Interest-bearing time deposits in banks	252	252	—	—
Loans, net of allowance for loan losses	443,748	—	—	442,366
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,803	—	1,803	—

Financial liabilities
Deposits	433,708	—	175,724	258,445
Repurchase agreements	4,392	—	4,392	—
Federal Home Loan Bank advances	67,000	—	67,273	—
Advances from borrowers for taxes and insurance	932	—	932	—
Accrued interest payable	59	—	59	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston and Savoy, Illinois and Osage Beach, Missouri. We recently purchased a building in Bourbonnais, Illinois, with the intent to open a branch office in the second calendar quarter of 2017. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation, is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 3.18% for the six months ended December 31, 2016 from 3.11% for the six months ended December 31, 2015. Net interest income increased to $9.0 million for the six months ended December 31, 2016 from $8.3 million for the six months ended December 31, 2015.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $2.0 million, or 0.5% of total loans at December 31, 2016 and $2.2 million, or 0.5% of total loans at June 30, 2016. Our non-performing assets totaled $2.6 million or 0.4% of total assets at December 31, 2016, and $2.5 million, or 0.4% of total assets at June 30, 2016.

At December 31, 2016, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2016 was $2.5 million, compared to a net income of $1.6 million for the six months ended December 31, 2015. The increase in net income was due to an increase in net interest income and decreases in provision for loan losses and noninterest expense, partially offset by a decrease in noninterest income and an increase in tax expense.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2016.

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

Total assets decreased $15.2 million, or 2.6%, to $580.4 million at December 31, 2016 from $595.6 million at June 30, 2016. The decrease was primarily due to a $9.0 million decrease in investment securities, a $7.1 million decrease in net loans, and a $909,000 decrease in cash and cash equivalents, partially offset by a $1.5 million increase in deferred income taxes, a $257,000 increase in premises and equipment, a $195,000 increase in foreclosed assets held for sale and a $178,000 increase in mortgage servicing rights.

Net loans receivable, including loans held for sale, decreased by $7.1 million, or 1.6%, to $436.6 million at December 31, 2016 from $443.7 million at June 30, 2016. The decrease in net loans receivable during this period was due primarily to a $4.4 million, or 7.6%, decrease in commercial business loans, a $3.0 million, or 2.0%, decrease in one- to four-family loans, a $1.9 million, or 18.8%, decrease in consumer loans, an $881,000, or 0.7%, decrease in commercial real estate loans, a $553,000, or 6.8%, decrease in home equity lines of credit, and a $232,000, or 0.3%, decrease in multi-family loans, partially offset by a $3.8 million, or 19.3%, increase in construction loans.

Investment securities, consisting entirely of securities available for sale, decreased $9.0 million, or 7.5%, to $112.3 million at December 31, 2016 from $121.3 million at June 30, 2016. Purchased investment securities consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage-backed securities with terms of 15 to 30 years. We had no securities classified as held to maturity at December 31, 2016 or June 30, 2016.

As of December 31, 2016, foreclosed assets held for sale increased $195,000 to $533,000, premises and equipment increased $257,000 to $4.8 million, deferred income taxes increased $1.5 million to $3.3 million, and mortgage servicing rights increased $178,000 to $618,000, while interest receivable decreased $139,000 to $1.7 million from their respective balances as of June 30, 2016. Federal Home Loan Bank stock was $5.4 million at both December 31, 2016 and June 30, 2016. The increase in foreclosed assets held for sale was due to the addition of residential real estate property, the increase in premises and equipment was due to the purchase of a building in Bourbonnais, Illinois, with the intent to open a branch office, and the increase in deferred income taxes was mostly due to a decrease in the unrealized gain on sale of available-for-sale securities. The increase in mortgage servicing rights was due to an increase in the valuation and loan balances serviced at December 31, 2016. The decrease in interest receivable was due to the reduction of the investment security and loan portfolios.

At December 31, 2016, our investment in bank-owned life insurance was $8.7 million, an increase of $136,000 from $8.6 million at June 30, 2016. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which resulted in a limit of $18.5 million at December 31, 2016.

Deposits decreased $6.8 million, or 1.6%, to $426.9 million at December 31, 2016 from $433.7 million at June 30, 2016. Certificates of deposit, excluding brokered certificates of deposit, decreased $7.1 million, or 3.3%, to $209.3 million, and brokered certificates of deposit decreased $2.9 million, or 6.9%, to $38.8 million. Savings, NOW, and money market accounts increased $2.8 million, or 1.8%, to $159.5 million, and noninterest bearing demand accounts increased $315,000, or 1.7%, to $19.4 million. Repurchase agreements decreased $1.7 million, or 39.0%, to $2.7 million at December 31, 2016, from $4.4 million at June 30, 2016. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, decreased $4.5 million, or 6.7%, to $62.5 million at December 31, 2016 from $67.0 million at June 30, 2016.

Advances from borrowers for taxes and insurance decreased $128,000, or 13.7%, to $804,000 at December 31, 2016, from $932,000 at June 30, 2016. Other liabilities decreased $562,000, or 22.2%, to $2.0 million at December 31, 2016 from $2.5 million on June 30, 2016. The decrease in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the decrease in other liabilities was due to a general decrease in accounts payable and accrued expenses payable due to timing of payments.

Total equity decreased $1.5 million, or 1.8%, to $82.5 million at December 31, 2016 from $84.0 million at June 30, 2016. Equity decreased due to a decrease of $2.8 million in accumulated other comprehensive income, net of tax, the repurchase of 63,653 shares of common stock at an aggregate cost of approximately $1.2 million, and a semi-annual dividend paid on common stock of $297,000, partially offset by net income of $2.5 million. The decrease in other accumulated comprehensive income was primarily due to unrealized depreciation on available-for-sale securities, net of taxes. The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. There were 63,653 shares of the Company’s common stock repurchased by the Company during the six months ended December 31, 2016, and there were 137,050 shares yet to be repurchased under the plan as of December 31, 2016.

Comparison of Operating Results for the Six Months Ended December 31, 2016 and 2015

General. Net income increased $919,000 to $2.5 million for the six months ended December 31, 2016 from $1.6 million for the six months ended December 31, 2015. The increase in net income was primarily due to an increase in interest and dividend income and decreases in noninterest expense and provision for loan losses, partially offset by an increase in interest expense, an increase in tax expense, and a decrease in noninterest income.

Net Interest Income. Net interest income increased $658,000, or 7.9%, to $9.0 million for the six months ended December 31, 2016 from $8.3 million for the six months ended December 31, 2015. This was a result of an increase of $899,000 in interest and dividend income, partially offset by an increase of $241,000 in interest expense. A $30.7 million, or 5.7%, increase in the average balance of interest earning assets was partially offset by a $27.4 million, or 6.1%, increase in average balance of interest bearing liabilities. Our interest rate spread increased by 5 basis points to 3.06% for the six months ended December 31, 2016 compared to 3.01% for the six months ended December 31, 2015, and our net interest margin increased by 7 basis points to 3.18% for the six months ended December 31, 2016 compared to 3.11% for the six months ended December 31, 2015.

Interest and Dividend Income. Interest and dividend income increased $899,000, or 9.1%, to $10.8 million for the six months ended December 31, 2016 from $9.9 million for the six months ended December 31, 2015. The increase in interest and dividend income was primarily due to a $1.2 million increase in interest income on loans, partially offset by a $385,000 decrease in interest on securities. The increase in interest income on loans resulted from a $51.2 million, or 13.0%, increase in the average balance of loans to $445.7 million for the six months ended December 31, 2016, from $394.5 million for the six months ended December 2015, and a 9 basis point, or 2.2%, increase in the average yield on loans to 4.19% from 4.10%. Interest on securities decreased $385,000, or 22.1%, as a result of a $23.1 million decrease in the average balance of securities to $108.9 million at December 31, 2016, as well as a 15 basis point decrease in the average yield on securities to 2.49% from 2.64%.

Interest Expense. Interest expense increased $241,000, or 15.6%, to $1.8 million for the six months ended December 31, 2016, from $1.5 million for the six months ended December 31, 2015. The increase was primarily due to an increase in interest bearing liabilities and higher market interest rates during the period.

Interest expense on interest-bearing deposits increased by $258,000, or 23.0%, to $1.4 million for the six months ended December 31, 2016 from $1.1 million for the six months ended December 31, 2015. This increase was due to an increase of $17.9 million in the average balance of interest-bearing deposits to $407.6 million for the six months ended December 31, 2016 from $389.7 million for the six months ended December 31, 2015, as well as a 10 basis point increase in the average cost of interest bearing deposits to 0.68% for the six months ended December 31, 2016 from 0.58% for the six months ended December 31, 2015.

Interest expense on borrowings decreased $17,000, or 4.0%, to $405,000 for the six months ended December 31, 2016 from $422,000 for the six months ended December 31, 2015. This decrease was due to a 22 basis point decrease in the average cost of such borrowings to 1.13% for the six months ended December 31, 2016 from 1.35% for the six months ended December 31, 2015, partially offset by an increase in the average balance of borrowings to $72.0 million for the six months ended December 31, 2016 from $62.6 million for the six months ended December 31, 2015.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $33,000 for the six months ended December 31, 2016, compared to a provision for loan losses of $888,000 for the six months ended December 31, 2015. The allowance for loan losses was $5.4 million, or 1.22% of total loans, at December 31, 2016, compared to $5.1 million, or 1.20% of total loans, at December 31, 2015 and $5.4 million, or 1.19% of total loans, at June 30, 2016. Non-performing loans decreased to $2.0 million during the six month period ended December 31, 2016. During the six months ended December 31, 2016, a net recovery of $3,000 was recorded while during the six months ended December 31, 2015, a net charge-off of $49,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Six Months Ended December 31, 2015	Year Ended June 30, 2016
Allowance to non-performing loans at the end of the period	265.70%	244.39%
Allowance to total loans outstanding at the end of the period	1.22%	1.19%
Net charge-offs to average total loans outstanding during the period, annualized	0.00%	0.05%
Total non-performing loans to total loans at the end of the period	0.46%	0.49%
Total non-performing assets to total assets at the end of the period	0.44%	0.42%

Noninterest Income. Noninterest income decreased $4,000, or 0.2%, and was $2.1 million for both the six months ended December 31, 2016 and the six months ended December 31, 2015. The decrease was primarily due to a decrease in net realized gains on the sale of securities available for sale and a decrease in brokerage commissions, mostly offset by increases in mortgage banking income, net, and net gains on the sale of loans. For the six months ended December 31, 2016, net realized gains on the sale of securities available for sale decreased $185,000 to $117,000, and brokerage commissions decreased $64,000 to $293,000, while mortgage banking income, net, increased $187,000 to $284,000, and the gain on sale of loans increased $76,000 to $175,000. The decrease in net realized gains on the sale of available-for-sale securities was a result of a larger amount of securities sold at a gain in the six months ended December 31, 2015, than in the six months ended December 31, 2016, while the decrease in brokerage commissions reflects decreased activity due to movement in interest rates. The increase in mortgage banking income is mostly due to a higher valuation of mortgage servicing rights in the six months ended December 31, 2016, than in the six months ended December 31, 2015. The increase in net gains on sale of loans was a result of a larger number of loans sold to the Federal Home Loan Bank of Chicago in the six months ending December 31, 2016.

Noninterest Expense. Noninterest expense decreased $18,000, or 0.3%, to $7.1 million for the six months ended December 31, 2016 from $7.2 million for the six months ended December 31, 2015. The largest components of this decrease were telephone and postage expense which decreased $44,000, or 32.6%, professional services which decreased $43,000, or 15.1%, and federal deposit insurance expense which decreased $59,000, or 39.1%. These decreases were partially offset by compensation and benefits, which increased $155,000, or 3.5%. The decrease in telephone and postage was mostly the result of a telephone system upgrade, while the decrease in professional services was due to additional services received in the six months end December 31, 2015 than in the six months ended December 31, 2016. The decrease in the federal deposit insurance premium was the result of the change in the premium calculation method by the FDIC. Compensation and benefits increased due to increased staffing, normal salary increases, and increased medical insurance costs.

Income Tax Expense. We recorded a provision for income tax of $1.5 million for the six months ended December 31, 2016, compared to a provision for income tax of $855,000 for the six months ended December 31, 2015, reflecting effective tax rates of 37.2% and 35.5%, respectively.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015

General. Net income increased $415,000 to $1.2 million net income for the three months ended December 31, 2016 from $755,000 net income for the three months ended December 31, 2015. The increase was primarily due to an increase in interest and dividend income and a decrease in the provision for loan losses, partially offset by an increase in interest expense, a decrease in noninterest income, an increase in noninterest expense and an increase in income tax expense.

Net Interest Income. Net interest income increased $281,000 to $4.5 million for the three months ended December 31, 2016 from $4.2 million for the three months ended December 31, 2015. The increase was a result of a $389,000 increase in interest and dividend income, partially offset by a $108,000 increase in interest expense. Our interest rate spread increased 4 basis points to 3.09% for the three months ended December 31, 2016 compared to 3.05% for the three months ended December 31, 2015, and our net interest margin increased by 5 basis points to 3.20% for the three months ended December 31, 2016 compared to 3.15% for the three months ended December 31, 2015. A $28.1 million, or 5.3%, increase in the average balance of interest earning assets was more than offset by a $28.3 million, or 6.3% increase in average balance of interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $389,000, or 7.9%, to $5.3 million for the three months ended December 31, 2016 from $4.9 million for the three months ended December 31, 2015. The increase in interest and dividend income was primarily due to a $482,000 increase in interest income on loans, which resulted from a $34.5 million, or 8.5%, increase in the average balance of loans to $442.0 million for the three months ending December 31, 2016, from $407.5 million for the three months ending December 31, 2015, and a 12 basis point, or 2.8%, increase in the average yield on loans to 4.22% from 4.10%. Interest on securities decreased $117,000, or 15.5%, as the average balance decreased by $10.1 million, or 8.8%, to $105.2 million for the three months ended December 31, 2016 from $115.3 million for the three months ended December 30, 2015, and the average yield decreased 19 basis points to 2.43% from 2.62%.

Interest Expense. Interest expense increased $108,000, or 14.0%, to $877,000 for the three months ended December 31, 2016 from $769,000 for the three months ended December 31, 2015. This increase was due to a $28.3 million increase in the average balance of interest-bearing liabilities and a 5 basis point increase in average cost of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $137,000, or 24.5%, to $697,000 for the three months ended December 31, 2016 from $560,000 for the three months ended December 31, 2015. This increase was due to a $17.6 million, or 4.5%, increase in the average balance of interest-bearing deposits to $409.3 million for the three months ended December 30, 2016 from $391.7 million for the three months ended December 31, 2015, as well as an increase in the average cost of interest-bearing deposits to 0.68% for the three months ended December 31, 2016 from 0.57% for the three months ended December 31, 2015.

Interest expense on borrowings decreased $29,000, or 13.9%, to $180,000 for the three months ended December 31, 2016, from $209,000 for the three months ended December 31, 2015. This decrease was due to a 41basis point decrease in the average cost of such borrowings to 1.08% for the three months ended December 31, 2016 from 1.49% for the three months ended December 31, 2015, partially offset by an increase in the average balance of borrowings to $66.9 million for the three months ended December 31, 2016, from $56.2 million for the three months ended December 31, 2015.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We reduced our provision for loan losses to a credit of $46,000 for the three months ended December 31, 2016, compared to a provision for loan losses of $408,000 for the three months ended December 31, 2015. During the three months ended December 31, 2016 and 2015, $12,000 and $25,000, respectively, in net charge-offs were recorded.

Noninterest Income. Noninterest income decreased $47,000, or 4.4%, to $1.0 million for the three months ended December 31, 2016 from $1.1 million for the three months ended December 31, 2015. The decrease was primarily due to a decrease in net realized gains on the sale of securities available for sale, partially offset by an increase in mortgage banking income, and an increase in net gain on the sale of loans. For the three months ended December 31, 2016, net realized gains on the sale of available-for-sale securities decreased $153,000 to $0, mortgage banking income increased $97,000 to $154,000, and the net gain on the sale of loans increased $25,000 to $90,000. The decrease in net realized gains on the sale of available-for-sale securities was due to the sale of securities at a gain in the three months ended December 31, 2016, while no securities were sold in the three months ended December 31, 2015. The increase in net mortgage banking income is mostly due to a higher valuation of mortgage servicing rights in the three months ended December 31, 2016, than in the three months ended December 31, 2015. The increase in gains on sale of loans was due to a larger number of loans sold to the Federal Home Loan Bank of Chicago in the three months ending December 31, 2016, than in the three months ended December 31, 2015.

Noninterest Expense. Noninterest expense increased $1,000, or 0.0%, and was $3.7 million for both the three months ended December 31, 2016 and the three months ended December 31, 2015. The increase was primarily due to increases in compensation and benefits, which increased $178,000, or 7.9%, and equipment expense, which increased $43,000, or 16.7%, partially offset by decreases in telephone and postage expense of $26,000, professional services of $19,000, and federal deposit insurance expense of $65,000. Compensation and benefits increased due to increased staffing, normal salary increases, and increased medical insurance costs. The increase in equipment expense was due to more technology upgrades in the three months ended December 31, 2016 than in the three months ended December 31, 2015. The decrease in telephone and postage was mostly the result of a telephone system upgrade, while the decrease in professional services was due to additional services received in the three months ended December 31, 2015 compared to the three months ended December 31, 2016. The decrease in the federal deposit insurance expense was the result of the change in the premium calculation method by the FDIC.

Income Tax Expense. We recorded a provision for income tax of $691,000 for the three months ended December 31, 2016, compared to a provision for income tax of $419,000 for the three months ended December 31, 2015, reflecting effective tax rates of 37.1% and 35.7%, respectively.

Asset Quality

At December 31, 2016, our non-accrual loans totaled $2.0 million, including $1.7 million in one- to four-family loans, $165,000 in multi-family loans, $30,000 in commercial real estate loans, $101,000 in commercial business loans and

$8,000 in consumer loans. The commercial real estate loans are secured by commercial rental properties. At December 31, 2016, we had two one- to four family loans totaling $62,000 and one consumer loan for $3,000, which were delinquent 90 days or greater and still accruing interest.

At December 31, 2016, loans classified as substandard equaled $3.1 million. Loans classified as substandard consisted of $2.3 million in one- to four-family loans, $325,000 in multi-family loans, $316,000 in commercial real estate loans, $10,000 in home equity lines of credit, $116,000 in commercial business loans and $17,000 in consumer loans. At December 31, 2016, no loans were classified as doubtful or loss.

At December 31, 2016, watch assets consisted of $1.1 million in one- to four-family loans, $495,000 in commercial real estate loans, $2.6 million in commercial business loans, and $67,000 in consumer loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At December 31, 2016 and June 30, 2016, we had $2.4 million and $2.3 million, respectively, of troubled debt restructurings. At December 31, 2016 our troubled debt restructurings consisted of $988,000 in one- to four-family loans, $1.3 million in multi-family loans, $7,000 in commercial real estate loans, $10,000 in home equity lines of credit, and $102,000 in commercial business loans.

At December 31 2016, we had $533,000 in foreclosed assets compared to $338,000 as of June 30, 2016. Foreclosed assets at December 31, 2016 consisted of $529,000 in residential real estate properties and $4,000 in automobiles, while foreclosed assets at June 30, 2016 consisted of all residential real estate properties.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six-month periods ended December 31, 2016 and 2015:

	Six months ended December 31,
	2016	2015
Balance, beginning of period	$5,351	$4,211
Loans charged off
Real estate loans
One- to four-family	—	(45)
Multi-family	—	—
Commercial	(8)	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	(20)	(8)

Gross charged off loans	(28)	(53)

Recoveries of loans previously charged off
Real estate loans
One- to four-family	27	3
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	4	1

Gross recoveries of charged off loans	31	4

Net charge offs	3	(49)

Provision charged to expense	33	888

Balance, end of period	$5,387	$5,050

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $36,000 and was $5.4 million at both December 31, 2016, and at June 30, 2016. This slight increase was primarily the result of an adjustment in qualitative factors, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loan loss in the Company’s loan portfolio at December 31, 2016.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of December 31 and June 30, 2016:

Portfolio segment	December 31, 2016 Net charge-offs – 12 quarter weighted historical	June 30, 2016 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.09%	0.13%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.01%
HELOC	0.29%	0.32%
Construction	0.00%	0.00%
Commercial business	0.04%	0.04%
Consumer	0.00%	(0.02)%

Entire portfolio total	0.04%	0.06%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At December 31, 2016, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at December 31, 2016	Qualitative factor applied at June 30, 2016
Real Estate:
One- to four-family	0.72%	0.68%
Multi-family	1.56%	1.45%
Commercial	1.22%	1.24%
HELOC	0.91%	0.88%
Construction	1.21%	1.15%
Commercial business	1.95%	1.93%
Consumer	0.81%	0.87%

Entire portfolio total	1.17%	1.13%

At December 31, 2016, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.2 million, as compared to $5.1 million at June 30, 2016. The general increase in qualitative factors was attributable primarily to the change in criticized loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. For the three months ended December 31, 2016 and the year ended June 30, 2016, our liquidity ratio averaged 18.4% and 21.4% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2016.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $5.5 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at December 31, 2016.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $2.9 million and $2.4 million for the six months ended December 31, 2016 and 2015, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay-downs on mortgage-backed securities. Net cash provided by (used in) investing activities was $10.8 million and $(5.0) million for the six months ended December 31, 2016 and 2015, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash used in financing activities was $14.7 million and $5.0 million for the six months ended December 31, 2016 and 2015, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2016 and June 30, 2016.

	December 31, 2016	June 30, 2016
	(Dollars in thousands)
Commitments to fund loans	$19,809	$17,555
Lines of credit	48,517	56,916

At December 31, 2016, certificates of deposit due within one year of December 31, 2016 totaled $133.0 million, or 31.2% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $62.5 million at December 31, 2016. At December 31, 2016 we had the ability to borrow up to an additional $119.5 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $39.4 million from the Federal Reserve based on current collateral pledged.

During the six months ended December 31, 2016, 63,653 shares were repurchased as part of the stock repurchase program that was announced by the Company on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of December 31, 2016, the Company had repurchased 63,653 shares at an average price of $18.66 per share, and the maximum number of shares that may yet be purchased under the plan was 137,050.

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

	December 31, 2016	June 30, 2016	Minimum to Be Well
	Actual	Actual	Capitalized
Tier 1 capital to total assets
Association	11.7%	11.1%	5.0%
Company	14.2%	14.4%	N/A
Common equity tier 1 to risk-weighted assets
Association	15.7%	14.9%	6.5%
Company	19.0%	18.5%	N/A
Tier 1 capital to risk-weighted assets
Association	15.7%	14.9%	8.0%
Company	19.0%	18.5%	N/A
Total capital to risk-weighted assets
Association	17.0%	16.1%	10.0%
Company	20.3%	19.7%	N/A

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

	For the Three Months Ended December 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$442,040	$4,659	4.22%	$407,534	$4,177	4.10%
Securities:
U.S. government, federal agency and government-sponsored enterprises	70,374	430	2.44%	83,502	551	2.64%
U.S. government-sponsored enterprise MBS	31,402	190	2.42%	28,252	185	2.62%
State and political subdivisions	3,378	19	2.25%	3,533	20	2.26%

Total securities	105,154	639	2.43%	115,287	756	2.62%
Other	11,278	40	1.42%	7,525	16	0.85%

Total interest-earning assets	558,472	5,338	3.82%	530,346	4,949	3.73%
Non-interest earning assets	24,335			20,704

Total assets	$582,807			$551,050

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$43,479	10	0.09%	$41,107	9	0.09%
Savings accounts	39,637	12	0.12%	37,386	11	0.12%
Money market accounts	73,614	35	0.19%	74,232	35	0.19%
Certificates of deposit	252,563	640	1.01%	238,988	505	0.85%

Total interest-bearing deposits	409,293	697	0.68%	391,713	560	0.57%
Federal Home Loan Bank Advances	66,877	180	1.08%	56,175	209	1.49%

Total interest-bearing liabilities	476,170	877	0.74%	447,888	769	0.69%

	For the Three Months Ended December 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Noninterest-bearing liabilities	23,854			22,109

Total liabilities	500,024			469,997
Stockholders’ equity	82,783			81,053

Total liabilities and stockholders’ equity	$582,807			$551,050

Net interest income		$4,461			$4,180

Interest rate spread (1)			3.09%			3.05%
Net interest margin (2)			3.20%			3.15%
Net interest-earning assets (3)	$82,302			$82,458

Average interest-earning assets to interest-bearing liabilities	1.17%			1.18%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$445,669	$9,327	4.19%	$394,490	$8,089	4.10%
Securities:
U.S. government, federal agency and government-sponsored enterprises	76,113	962	2.53%	91,089	1,201	2.64%
U.S. government-sponsored enterprise MBS	29,344	359	2.45%	37,340	502	2.69%
State and political subdivisions	3,404	37	2.17%	3,559	40	2.25%

Total securities	108,861	1,358	2.49%	131,988	1,743	2.64%

Other	10,320	71	1.38%	7,688	25	0.65%

Total interest-earning assets	564,850	10,756	3.81%	534,166	9,857	3.69%
Non-interest earning assets	22,419			22,322

Total assets	$587,269			$556,488

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$41,981	19	0.09%	$40,205	18	0.09%
Savings accounts	39,422	24	0.12%	37,361	27	0.14%
Money market accounts	73,475	69	0.19%	71,077	68	0.19%
Certificates of deposit	252,761	1,267	1.00%	241,064	1,008	0.84%

Total interest-bearing deposits	407,639	1,379	0.68%	389,707	1,121	0.58%
Federal Home Loan Bank Advances	71,991	405	1.13%	62,565	422	1.35%

Total interest-bearing liabilities	479,630	1,784	0.74%	452,272	1,543	0.68%
Noninterest-bearing liabilities	24,183			23,017

Total liabilities	503,813			475,289
Stockholders’ equity	83,456			81,199

Total liabilities and stockholders’ equity	$587,269			$556,488

Net interest income		$8,972			$8,314

Interest rate spread (1)			3.06%			3.01%
Net interest margin (2)			3.18%			3.11%
Net interest-earning assets (3)	$85,220			$81,894

Average interest-earning assets to interest-bearing liabilities	1.18%			1.18%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended December 31, 2016 vs. 2015			Six Months Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(758)	$1,240	$482	$636	$602	$1,238
Securities	1,849	(1,966)	(117)	16	(401)	(385)
Other	180	(156)	24	29	17	46

Total interest-earning assets	$1,271	$(882)	$389	$681	$218	$899

Interest-bearing liabilities:
Interest-bearing checking or NOW	$1	$—	$1	$1	$—	$1
Savings accounts	1	—	1	—	(3)	(3)
Certificates of deposit	271	(136)	135	175	84	259
Money market accounts	—	—	—	1	—	1

Total interest-bearing deposits	273	(136)	137	177	81	258
Federal Home Loan Bank advances	176	(205)	(29)	124	(141)	(17)

Total interest-bearing liabilities	$449	$(341)	$108	$301	$(60)	$241

Change in net interest income	$822	$(541)	$281	$380	$278	$658

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of December 31, 2016, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2016, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended December 31, 2016 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/16 – 10/31/16	16,153	$18.60	16,153	137,050
11/1/16 – 11/30/16	—	—	—	137,050
12/1/16 – 12/31/16	—	—	—	137,050

Total	16,153	$18.60	16,153

(1)	The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of the Company’s then outstanding shares. There were 16,153 shares of the Company’s common stock repurchased by the Company during the three months ended December 31, 2016, and there were 137,050 shares yet to be repurchased under the plan as of December 31, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016 (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 9, 2017	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: February 9, 2017	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer