Form 10-Q
period 2017-03-31
IF Bancorp, Inc.
filed 2017-05-11
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 3,940,408 shares of common stock, par value $0.01 per share, issued and outstanding as of May 4, 2017.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	March 31,	June 30,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$15,223	$5,451
Interest-bearing demand deposits	1,562	998

Cash and cash equivalents	16,785	6,449

Interest-bearing time deposits in banks	250	252
Available-for-sale securities	113,589	121,328
Loans, net of allowance for loan losses of $5,366 and $5,351 at March 31, 2017 and June 30, 2016, respectively	437,946	443,748
Premises and equipment, net of accumulated depreciation of $6,234 and $5,925 at March 31, 2017 and June 30, 2016, respectively	4,886	4,586
Federal Home Loan Bank stock, at cost	2,813	5,425
Foreclosed assets held for sale	155	338
Accrued interest receivable	1,921	1,803
Bank-owned life insurance	8,756	8,555
Mortgage servicing rights	627	440
Deferred income taxes	3,231	1,746
Other	513	895

Total assets	$591,472	$595,565

Liabilities and Equity
Liabilities
Deposits
Demand	$21,987	$19,036
Savings, NOW and money market	166,456	156,688
Certificates of deposit	208,937	216,343
Brokered certificates of deposit	38,773	41,641

Total deposits	436,153	433,708

Repurchase agreements	2,440	4,392
Federal Home Loan Bank advances	62,500	67,000
Advances from borrowers for taxes and insurance	1,047	932
Accrued post-retirement benefit obligation	3,003	2,967
Accrued interest payable	50	59
Other	3,077	2,535

Total liabilities	508,270	511,593

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,940,408 and 4,014,061 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	39	40
Additional paid-in capital	47,836	47,535
Unearned ESOP shares, at cost, 274,241 and 288,675 shares at March 31, 2017 and June 30, 2016, respectively	(2,742)	(2,887)
Retained earnings	38,426	37,095
Accumulated other comprehensive income (loss), net of tax	(357)	2,189

Total stockholders’ equity	83,202	83,972

Total liabilities and stockholders’ equity	$591,472	$595,565

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Interest and Dividend Income
Interest and fees on loans	$4,519	$4,384	$13,846	$12,473
Securities:
Taxable	663	704	1,949	2,372
Tax-exempt	35	37	107	112
Federal Home Loan Bank dividends	27	20	79	40
Deposits with other financial institutions	11	3	30	8

Total interest and dividend income	5,255	5,148	16,011	15,005

Interest Expense
Deposits	716	585	2,095	1,706
Federal Home Loan Bank advances and repurchase agreements	182	249	587	671

Total interest expense	898	834	2,682	2,377

Net Interest Income	4,357	4,314	13,329	12,628

Provision for Loan Losses	192	254	225	1,142

Net Interest Income After Provision for Loan Losses	4,165	4,060	13,104	11,486

Noninterest Income
Customer service fees	117	122	395	403
Other service charges and fees	64	69	186	164
Insurance commissions	198	184	548	538
Brokerage commissions	127	165	420	522
Net realized gains on sales of available-for-sale securities	—	115	117	417
Mortgage banking income, net	65	14	349	111
Gain on sale of loans	39	31	214	130
Bank-owned life insurance income, net	65	65	201	199
Other	164	161	548	585

Total noninterest income	839	926	2,978	3,069

Noninterest Expense
Compensation and benefits	2,446	2,245	7,089	6,733
Office occupancy	146	142	444	436
Equipment	278	250	872	756
Federal deposit insurance	42	80	134	231
Stationary, printing and office	46	42	130	144
Advertising	107	90	263	253
Professional services	159	106	400	390
Supervisory examinations	40	38	121	115
Audit and accounting services	40	17	114	103
Organizational dues and subscriptions	2	2	52	45
Insurance bond premiums	35	29	110	99
Telephone and postage	62	80	153	215
Gain on foreclosed assets, net	(7)	(1)	(14)	—
Other	285	380	955	1,140

Total noninterest expense	3,681	3,500	10,823	10,660

Income Before Income Tax	1,323	1,486	5,259	3,895
Provision for Income Tax	479	542	1,942	1,397

Net Income	$844	$944	$3,317	$2,498

Earnings Per Share:

Basic	$0.23	$0.25	$0.90	$0.67

Diluted	$0.23	$0.25	$0.89	$0.67

Dividends declared per common share	$0.08	$0.08	$0.16	$0.13

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net Income	$844	$944

Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $145 and $678, for 2017 and 2016, respectively	226	1,006

Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $46 for 2017 and 2016, respectively	—	69

	226	937
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(1) and $(3) for 2017 and 2016, respectively	(2)	(4)

Other comprehensive income, net of tax	224	933

Comprehensive Income	$1,068	$1,877

	Nine Months Ended March 31,
	2017	2016
Net Income	$3,317	$2,498

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(1,587) and $665, for 2017 and 2016, respectively	(2,469)	987

Less: reclassification adjustment for realized gains included in net income, net of taxes of $46 and $168, for 2017 and 2016, respectively	71	249

	(2,540)	738
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(4) and $(6) for 2017 and 2016, respectively	(6)	(9)

Other comprehensive income (loss), net of tax	(2,546)	729

Comprehensive Income	$771	$3,227

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the nine months ended March 31, 2017
Balance, July 1, 2016	$40	$47,535	$(2,887)	$37,095	$2,189	$83,972
Net income	—	—	—	3,317	—	3,317
Other comprehensive loss	—	—	—	—	(2,546)	(2,546)
Dividends on common stock, $0.16 per share	—	—	—	(612)	—	(612)
Stock equity plan	—	169	—	—	—	169
Stock repurchase, 73,653 shares, average price $18.65 each	(1)	—	—	(1,374)	—	(1,375)
ESOP shares earned, 14,434 shares	—	132	145	—	—	277

Balance, March 31, 2017	$39	$47,836	$(2,742)	$38,426	$(357)	$83,202

For the nine months ended March 31, 2016
Balance, July 1, 2015	$41	$47,009	$(3,079)	$35,466	$999	$80,436
Net income	—	—	—	2,498	—	2,498
Other comprehensive income	—	—	—	—	729	729
Dividends on common stock, $0.13 per share	—	—	—	(509)	—	(509)
Stock equity plan	—	321	—	(28)	—	293
Stock repurchase, 83,313 shares, average price $17.11 each	(1)	—	—	(1,425)	—	(1,426)
ESOP shares earned, 14,434 shares	—	107	144	—	—	251

Balance, March 31, 2016	$40	$47,437	$(2,935)	$36,002	$1,728	$82,272

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2017	2016
Operating Activities
Net income	$3,317	$2,498
Items not requiring (providing) cash
Depreciation	309	323
Provision for loan losses	225	1,142
Amortization of premiums and discounts on securities	195	239
Deferred income taxes	151	(294)
Net realized gains on loan sales	(214)	(130)
Net realized gains on sales of available-for-sale securities	(117)	(417)
Gain on foreclosed assets held for sale	(14)	—
Bank-owned life insurance income, net	(201)	(199)
Originations of loans held for sale	(14,927)	(10,404)
Proceeds from sales of loans held for sale	14,954	10,658
ESOP compensation expense	277	251
Stock equity plan expense	169	293
Changes in
Accrued interest receivable	(118)	(59)
Other assets	486	(21)
Accrued interest payable	(9)	(19)
Post-retirement benefit obligation	26	32
Other liabilities	542	477

Net cash provided by operating activities	5,051	4,370

Investing Activities
Net change in interest bearing time deposits	2	(1)
Purchases of available-for-sale securities	(22,680)	(8,000)
Proceeds from the sales of available-for-sale securities	—	51,338
Proceeds from maturities and pay-downs of available-for-sale securities	26,169	10,191
Net change in loans	5,222	(74,835)
Purchase of premises and equipment	(713)	(165)
Proceeds from sale of foreclosed assets	552	48
Redemption of FHLB stock owned	2,815	—
Purchase of FHLB stock owned	(203)	—

Net cash provided by (used in) investing activities	11,164	(21,424)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	12,719	4,490
Net (decrease) increase in certificates of deposit, including brokered certificates	(10,274)	561
Net increase in advances from borrowers for taxes and insurance	115	217
Proceeds from Federal Home Loan Bank advances	72,500	210,500
Repayments of Federal Home Loan Bank advances	(77,000)	(198,500)
Net (decrease) increase in repurchase agreements	(1,952)	923
Dividends paid	(612)	(509)
Stock purchase per stock repurchase plan	(1,375)	(1,426)

Net cash provided by (used in) financing activities	(5,879)	16,256

Net Increase (Decrease) in Cash and Cash Equivalents	10,336	(798)
Cash and Cash Equivalents, Beginning of Period	6,449	13,224

Cash and Cash Equivalents, End of Period	$16,785	$12,426

Supplemental Cash Flows Information
Interest paid	$2,691	$2,396
Income taxes paid, net of refunds	$2,037	$1,645
Foreclosed assets acquired in settlement of loans	$355	$182
Dividends payable	$315	$321

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2017 and June 30, 2016, and the results of its operations for the three month and nine month periods ended March 31, 2017 and 2016. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the three month and nine month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year.

Note 2:    New Accounting Pronouncements

Recent and Future Accounting Requirements

In May, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance related to principal versus agent considerations and adds illustrative examples to assist in the application of the guidance. The amendments in ASU 2016-08 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements in ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income. The Company is currently performing an overall assessment of revenue streams potentially affected by the ASU including deposit related fees and interchange fees to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. The Company plans to adopt ASU 2014-09 on July 1, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing standards for lease accounting effectively bringing most leases onto the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability, while leaving lessor accounting largely unchanged with only targeted changes incorporated into the update. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date. As permitted by the amendments, the Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The impact is not expected to have a material effect on the Company’s financial position or results of operations since the Company does not have a material amount of lease agreements. The Company continues to evaluate the amendments and does not expect to early adopt.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company expects to adopt ASU 2016-09 on July 1, 2017 and plans to elect to recognize forfeitures as they occur. The cumulative effect adjustment from the modified retrospective transition of the forfeitures and the classification of awards is not expected to have a material effect on the Company’s consolidated financial statements. The Company expects that the adoption of ASU 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. As we prepare for the adoption of ASU 2016-13, we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU 2016-13 becomes effective. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations, and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The ALLL is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALLL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company is expecting to begin developing and implementing processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date.

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

On March 30, 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Callable Debt Securities, addressing the interest income recognition. Under current guidance, when a debt security or loan is purchased at a premium, the premium is typically amortized to the maturity date by adjusting the yield, despite the possibility that the borrower may prepay the debt instrument earlier then the contractual maturity date. The current interest income model may result in the recognition of too much interest income prior to prepayment and delayed recognition of a loss for the unamortized premium. This amendment requires the premium on certain debt securities to be amortized to the earliest call date. This ASU is effective for public entities for reporting periods beginning after December 15, 2018, with early adoption permitted. As permitted within the amendment, the Company elected to early adopt and apply the provisions of this amendment as of July 1, 2016. This adoption had no effect on the Company’s consolidated financial statements.

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

A summary of ESOP shares at March 31, 2017 and June 30, 2016 are as follows (dollars in thousands):

	March 31, 2017	June 30, 2016
Allocated shares	83,940	72,524
Shares committed for release	14,434	19,245
Unearned shares	274,241	288,675

Total ESOP shares	372,615	380,444

Fair value of unearned ESOP shares (1)	$5,457	$5,294

(1)	Based on closing price of $19.90 and $18.34 per share on March 31, 2017, and June 30, 2016, respectively.

During the nine months ended March 31, 2017, 7,829 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vest in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of March 31, 2017, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the nine months ended March 31, 2017 (dollars in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual
	Options	Exercise Price/Share	Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2016	164,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	11,000	16.63

Outstanding, March 31, 2017	153,143	$16.63	6.7	$501	(1)

Exercisable, March 31, 2017	64,000	$16.63	6.7	$209	(1)

(1)	Based on closing price of $19.90 per share on March 31, 2017.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price.

There were 22,286 options that vested during the nine months ended March 31, 2017 compared to 31,714 stock options that vested during the nine months ended March 31, 2016. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the nine months ended March 31, 2017 and 2016. Total unrecognized compensation cost related to non-vested stock options was $208,000 at March 31, 2017 and is expected to be recognized over the remaining weighted-average period of 3.7 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2017:

		Weighted-Average
	Shares	Grant-Date Fair Value
Balance, June 30, 2016	80,500	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,062	16.79

Balance, March 31, 2017	70,438	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was nominal and was recognized in non-interest expense for the nine months ended March 31, 2017. Unrecognized compensation expense for non-vested restricted stock awards was $1.1 million and is expected to be recognized over 6.7 years with a corresponding credit to paid-in capital.

Note 4:    Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and nine month periods ended March 31, 2017 and 2016. The factors used in the earnings per common share computation are as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
Net income	$844	$944	$3,317	$2,498

Basic weighted average shares outstanding	3,940,630	4,014,061	3,968,593	4,035,020

Less: Average unallocated ESOP shares	(276,647)	(295,892)	(281,458)	(300,703)

Basic average shares outstanding	3,663,983	3,718,169	3,687,135	3,734,317

Diluted effect of restricted stock awards and stock options	33,520	4,436	27,566	2,645

Diluted average shares outstanding	3,697,503	3,722,605	3,714,701	3,736,962

Basic earnings per common share	$0.23	$0.25	$0.90	$0.67

Diluted earnings per common share	$0.23	$0.25	$0.89	$0.67

The Company announced a stock repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of March 31, 2017, 73,653 shares had been repurchased under this plan at an average price of $18.65 per share.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock vests over 10 years and the stock options vest over 7 years, both starting in December 2014. On December 10, 2015, the Company awarded 16,900 shares of restricted stock to officers and directors of the Association as part of this plan. This restricted stock vests over 8 years, starting in December 2016.

Note 5:    Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses on securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2017:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$74,828	$973	$(611)	$75,190
Mortgage-backed:
GSE residential	35,373	170	(677)	34,866
State and political subdivisions	3,275	258	—	3,533

	$113,476	$1,401	$(1,288)	$113,589

June 30, 2016:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$87,193	$2,912	$—	$90,105
Mortgage-backed:
GSE residential	26,418	827	—	27,245
State and political subdivisions	3,431	547	—	3,978

	$117,042	$4,286	$—	$121,328

With the exception of U.S. Government and federal agency and GSE securities, and mortgage-backed GSE residential securities with a book value of approximately $74,828,000 and $35,373,000, respectively, and a market value of approximately $75,190,000 and $34,866,000, respectively, at March 31, 2017, the Company held no securities at March 31, 2017 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at March 31, 2017, and June 30, 2016 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$11,203	$11,307
One to five years	39,859	40,878
Five to ten years	25,286	24,678
After ten years	1,755	1,860

	78,103	78,723
Mortgage-backed securities	35,373	34,866

Totals	$113,476	$113,589

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $65,294,000 and $64,180,000 as of March 31, 2017 and June 30, 2016, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $2.4 million at March 31, 2017 and $4.4 million at June 30, 2016. At March 31, 2017, approximately $805,000 of our repurchase agreements had an overnight maturity, while the remaining $1.6 million in repurchase agreements had a monthly maturity. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $117,000 and $605,000, and gross losses of $0 and $188,000, resulting from sales of available-for-sale securities were realized for the nine month periods ended March 31, 2017 and 2016, respectively. The tax provision applicable to these net realized gains amounted to approximately $46,000 and $168,000, respectively. Gross gains of $0 and $115,000, and gross losses of $0 and $0, resulting from the sale of available-for-sale securities were realized for the three month periods ended March 31, 2017, and 2016, respectively. The tax provision applicable to these net gains amounted to approximately $0 and $46,000, respectively.

Certain investments in debt and marketable equity securities are reported in the financial statements at amounts less than their historical cost. Total fair value of these investments at March 31, 2017 and June 30, 2016 was $46,942,000 and $0, respectively, which is approximately 41.3% and 0.0% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates. Management believes the declines in fair value for these securities are temporary.

The following table shows the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017:

	March 31, 2017
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$23,616	$(611)	$—	$—	$23,616	$(611)
Mortgage-backed: GSE residential	23,326	(677)	—	—	23,326	(677)

Total temporarily impaired securities	$46,942	$(1,288)	$—	$—	$46,942	$(1,288)

The unrealized losses on the Company’s investment in residential mortgage-backed securities, and U.S. Government and federal agency and Government sponsored enterprises were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

Note 6:    Loans and Allowance for Loan Losses

Classes of loans include:

	March 31, 2017	June 30, 2016
Real estate loans:
One-to four-family, including home equity loans	$144,718	$149,538
Multi-family	78,288	84,200
Commercial	121,227	119,643
Home equity lines of credit	7,452	8,138
Construction	25,647	19,698
Commercial	57,801	57,826
Consumer	8,010	10,086

Total loans	443,143	449,129

Less:
Unearned fees and discounts, net	(169)	30
Allowance for loan losses	5,366	5,351

Loans, net	$437,946	$443,748

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

Commercial Business Loans

The Company originates commercial non-mortgage business (term) loans and lines of credit. These loans are generally originated to small-and medium-sized companies in the Company’s primary market area. Commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. The Company also offers agriculture loans that are not secured by real estate.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial and multi-family real estate properties amounting to $223,641,000 and $222,395,000 as of March 31, 2017 and June 30, 2016, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $8,715,000 and $9,772,000 at March 31, 2017 and June 30, 2016, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $37,355,000 and $47,731,000 at March 31, 2017 and June 30, 2016, respectively, of which $16,954,000 and $19,303,000, at March 31, 2017 and June 30, 2016 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and nine month periods ended March 31, 2017 and 2016 and the year ended June 30, 2016:

	Three Months Ended March 31, 2017 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,205	$1,284	$1,386	$91
Provision charged to expense	158	(87)	24	—
Losses charged off	(203)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,160	$1,197	$1,410	$91

Ending balance: individually evaluated for impairment	$—	$—	$7	$—

Ending balance: collectively evaluated for impairment	$1,160	$1,197	$1,403	$91

Loans:

Ending balance	$144,718	$78,288	$121,227	$7,452

Ending balance: individually evaluated for impairment	$2,298	$1,406	$27	$9

Ending balance: collectively evaluated for impairment	$142,420	$76,882	$121,200	$7,443

	Three Months Ended March 31, 2017 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$284	$1,060	$77	$—	$5,387
Provision charged to expense	20	78	(1)	—	192
Losses charged off	—	—	(11)	—	(214)
Recoveries	—	—	1	—	1

Balance, end of period	$304	$1,138	$66	$—	$5,366

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$7

Ending balance: collectively evaluated for impairment	$304	$1,138	$66	$—	$5,359

Loans:

Ending balance	$25,647	$57,801	$8,010	$—	$443,143

Ending balance: individually evaluated for impairment	$—	$93	$—	$—	$3,833

Ending balance: collectively evaluated for impairment	$25,647	$57,708	$8,010	$—	$439,310

	Nine Months Ended March 31, 2017 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,198	$1,202	$1,399	$94
Provision charged to expense	138	(5)	19	(3)
Losses charged off	(203)	—	(8)	—
Recoveries	27	—	—	—

Balance, end of period	$1,160	$1,197	$1,410	$91

Ending balance: individually evaluated for impairment	$—	$—	$7	$—

Ending balance: collectively evaluated for impairment	$1,160	$1,197	$1,403	$91

Loans:

Ending balance	$144,718	$78,288	$121,227	$7,452

Ending balance: individually evaluated for impairment	$2,298	$1,406	$27	$9

Ending balance: collectively evaluated for impairment	$142,420	$76,882	$121,200	$7,443

	Nine Months Ended March 31, 2017 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$227	$1,140	$91	$—	$5,351
Provision charged to expense	77	(2)	1	—	225
Losses charged off	—	—	(31)	—	(242)
Recoveries	—	—	5	—	32

Balance, end of period	$304	$1,138	$66	$—	$5,366

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$7

Ending balance: collectively evaluated for impairment	$304	$1,138	$66	$—	$5,359

Loans:

Ending balance	$25,647	$57,801	$8,010	$—	$443,143

Ending balance: individually evaluated for impairment	$—	$93	$—	$—	$3,833

Ending balance: collectively evaluated for impairment	$25,647	$57,708	$8,010	$—	$439,310

	Year Ended June 30, 2016 Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,216	$827	$1,246	$85
Provision charged to expense	165	375	156	41
Losses charged off	(188)	—	(3)	(32)
Recoveries	5	—	—	—

Balance, end of year	$1,198	$1,202	$1,399	$94

Ending balance: individually evaluated for impairment	$6	$—	$14	$—

Ending balance: collectively evaluated for impairment	$1,192	$1,202	$1,385	$94

Loans:
Ending balance	$149,538	$84,200	$119,643	$8,138

Ending balance: individually evaluated for impairment	$2,405	$1,457	$63	$327

Ending balance: collectively evaluated for impairment	$147,133	$82,743	$119,580	$7,811

	Year Ended June 30, 2016 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$6	$744	$87	$—	$4,211
Provision charged to expense	221	396	12	—	1,366
Losses charged off	—	—	(10)	—	(233)
Recoveries	—	—	2	—	7

Balance, end of year	$227	$1,140	$91	$—	$5,351

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$20

Ending balance: collectively evaluated for impairment	$227	$1,140	$91	$—	$5,331

Loans:
Ending balance	$19,698	$57,826	$10,086	$—	$449,129

Ending balance: individually evaluated for impairment	$—	$9	$—	$—	$4,261

Ending balance: collectively evaluated for impairment	$19,698	$57,817	$10,086	$—	$444,868

	Three Months Ended March 31, 2016
	Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,290	$1,146	$1,307	$115
Provision charged to expense	5	56	36	7
Losses charged off	(24)	—	—	(28)
Recoveries	2	—	—	—

Balance, end of period	$1,273	$1,202	$1,343	$94

Ending balance: individually evaluated for impairment	$65	$—	$17	$—

Ending balance: collectively evaluated for impairment	$1,208	$1,202	$1,326	$94

Loans:

Ending balance	$148,797	$84,170	$114,458	$8,197

Ending balance: individually evaluated for impairment	$3,390	$1,475	$69	$332

Ending balance: collectively evaluated for impairment	$145,407	$82,695	$114,389	$7,865

	Three Months Ended March 31, 2016 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$119	$990	$83	$—	$5,050
Provision charged to expense	42	110	(2)	—	254
Losses charged off	—	—	(1)	—	(53)
Recoveries	—	—	—	—	2

Balance, end of period	$161	$1,100	$80	$—	$5,253

Ending balance: individually evaluated for impairment	$—	$—	$1	$—	$83

Ending balance: collectively evaluated for impairment	$161	$1,100	$79	$—	$5,170

Loans:

Ending balance	$14,288	$55,878	$9,164	$—	$434,952

Ending balance: individually evaluated for impairment	$—	$12	$3	$—	$5,281

Ending balance: collectively evaluated for impairment	$14,288	$55,866	$9,161	$—	$429,671

	Nine Months Ended March 31, 2016
	Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,216	$827	$1,246	$85
Provision charged to expense	121	375	97	37
Losses charged off	(69)	—	—	(28)
Recoveries	5	—	—	—

Balance, end of period	$1,273	$1,202	$1,343	$94

Ending balance: individually evaluated for impairment	$65	$—	$17	$—

Ending balance: collectively evaluated for impairment	$1,208	$1,202	$1,326	$94

Loans:

Ending balance	$148,797	$84,170	$114,458	$8,197

Ending balance: individually evaluated for impairment	$3,390	$1,475	$69	$332

Ending balance: collectively evaluated for impairment	$145,407	$82,695	$114,389	$7,865

	Nine Months Ended March 31, 2016 (Continued)
	Construction	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$6	$744	$87	$—	$4,211
Provision charged to expense	155	356	1	—	1,142
Losses charged off	—	—	(9)	—	(106)
Recoveries	—	—	1	—	6

Balance, end of period	$161	$1,100	$80	$—	$5,253

Ending balance: individually evaluated for impairment	$—	$—	$1	$—	$83

Ending balance: collectively evaluated for impairment	$161	$1,100	$79	$—	$5,170

Loans:

Ending balance	$14,288	$55,878	$9,164	$—	$434,952

Ending balance: individually evaluated for impairment	$—	$12	$3	$—	$5,281

Ending balance: collectively evaluated for impairment	$14,288	$55,866	$9,161	$—	$429,671

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
March 31, 2017:
Pass	$141,360	$77,975	$120,923	$7,428	$25,647	$55,988	$7,941	$437,262
Watch	1,271	—	—	9	—	1,710	69	3,059
Substandard	2,087	313	304	15	—	103	—	2,822
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$144,718	$78,288	$121,227	$7,452	$25,647	$57,801	$8,010	$443,143

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2016:
Pass	$146,924	$82,580	$115,787	$7,811	$19,698	$55,184	$10,073	$438,057
Watch	350	1,271	3,500	—	—	2,633	—	7,754
Substandard	2,264	349	356	327	—	9	13	3,318
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$149,538	$84,200	$119,643	$8,138	$19,698	$57,826	$10,086	$449,129

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
March 31, 2017:
Real estate loans:
One-to four-family	$841	$303	$783	$1,927	$142,791	$144,718	$139
Multi-family	—	—	—	—	78,288	78,288	—
Commercial	89	286	—	375	120,852	121,227	—
Home equity lines of credit	241	3	15	259	7,193	7,452	15
Construction	—	—	—	—	25,647	25,647	—
Commercial	—	—	—	—	57,801	57,801	—
Consumer	59	15	—	74	7,936	8,010	—

Total	$1,230	$607	$798	$2,635	$440,508	$443,143	$154

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2016:
Real estate loans:
One-to four-family	$2,061	$148	$1,489	$3,698	$145,840	$149,538	$4
Multi-family	181	—	—	181	84,019	84,200	—
Commercial	—	97	27	124	119,519	119,643	—
Home equity lines of credit	39	—	316	355	7,783	8,138	—
Construction	—	—	—	—	19,698	19,698	—
Commercial	33	100	—	133	57,693	57,826	—
Consumer	16	5	8	29	10,057	10,086	8

Total	$2,330	$350	$1,840	$4,520	$444,609	$449,129	$12

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

The following tables present impaired loans:

				Three Months Ended March 31, 2017			Nine Months Ended March 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2017:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,298	$2,298	$—	$2,316	$12	$11	$2,336	$27	$35
Multi-family	1,406	1,406	—	1,415	22	22	1,429	53	68
Commercial	20	20	—	21	—	—	23	—	—
Home equity line of credit	9	9	—	9	—	—	10	1	1
Construction	—	—	—	—	—	—	—	(1)	—
Commercial	93	93	—	97	—	—	89	—	—
Consumer	—	—	—	—	—	—	—	—	—
Loans with a specific valuation allowance
Real estate loans:
One-to four-family	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	7	7	7	7	—	—	8	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One-to four-family	2,298	2,298	—	2,316	12	11	2,336	27	35
Multi-family	1,406	1,406	—	1,415	22	22	1,429	53	68
Commercial	27	27	7	28	—	—	31	—	—
Home equity line of credit	9	9	—	9	—	—	10	1	1
Construction	—	—	—	—	—	—	—	(1)	—
Commercial	93	93	—	97	—	—	89	—	—
Consumer	—	—	—	—	—	—	—	—	—

	$3,833	$3,833	$7	$3,865	$34	$33	$3,895	$80	$104

				Year Ended June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2016:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,291	$2,291	$—	$2,338	$32	$42
Multi-family	1,457	1,457	—	1,497	67	90
Commercial	28	28	—	29	—	—
Home equity line of credit	327	327	—	346	—	2
Construction	—	—	—	—	—	—
Commercial	9	9	—	15	—	—
Consumer	—	—	—	3	—	—

Loans with a specific allowance
Real estate loans:
One-to four-family	114	114	6	117	1	2
Multi-family	—	—	—	—	—	—
Commercial	35	35	14	40	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One-to four-family	2,405	2,405	6	2,455	33	44
Multi-family	1,457	1,457	—	1,497	67	90
Commercial	63	63	14	69	—	—
Home equity line of credit	327	327	—	346	—	2
Construction	—	—	—	—	—	—
Commercial	9	9	—	15	—	—
Consumer	—	—	—	3	—	—

	$4,261	$4,261	$20	$4,385	$100	$136

				Three Months Ended March 31, 2016			Nine Months Ended March 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2016:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$3,199	$3,199	$—	$3,213	$11	$10	$3,236	$24	$29
Multi-family	1,475	1,475	—	1,484	22	23	1,506	52	68
Commercial	31	31	—	30	—	—	30	—	—
Home equity line of credit	332	332	—	346	—	—	348	—	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	12	12	—	14	—	—	17	—	—
Consumer	2	2	—	3	—	—	4	—	—

Loans with a specific valuation allowance
Real estate loans:
One-to four-family	191	191	65	193	—	—	194	2	3
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	38	38	17	39	—	—	42	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	1	1	1	2	—	—	4	—	—
Total:
Real estate loans:
One-to four-family	3,390	3,390	65	3,406	11	10	3,430	26	32
Multi-family	1,475	1,475	—	1,484	22	23	1,506	52	68
Commercial	69	69	17	69	—	—	72	—	—
Home equity line of credit	332	332	—	346	—	—	348	—	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	12	12	—	14	—	—	17	—	—
Consumer	3	3	1	5	—	—	8	—	—

	$5,281	$5,281	$83	$5,324	$33	$33	$5,381	$78	$102

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016
Mortgages on real estate:
One-to four-family	$1,514	$1,604
Multi-family	155	185
Commercial	27	63
Home equity lines of credit	—	316
Construction loans	—	—
Commercial business loans	93	9
Consumer loans	—	—

Total	$1,789	$2,177

At March 31, 2017 and June 30, 2016, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings. As of March 31, 2017 all loans listed were on nonaccrual except for thirteen, one-to four-family residential loans totaling $784,000, one multi-family loan for $1.3 million, and two home equity lines of credit totaling $9,000. All loans listed as of June 30, 2016 were on nonaccrual except for twelve, one-to four-family residential loans totaling $802,000, one multi-family loan for $1.3 million, and one home equity line of credit for $11,000.

	March 31, 2017	June 30, 2016
Real estate loans
One-to four-family	$1,787	$984
Multi-family	1,251	1,272
Commercial	7	9
Home equity lines of credit	9	11

Total real estate loans	3,054	2,276

Construction	—	—
Commercial and industrial	93	9
Consumer loans	—	—

Total	$3,147	$2,285

TDR Modifications

During the nine month period ended March 31, 2017, three one-to four-family loans totaling $844,000 and one commercial business loan for $92,000 were modified.

During the year ended June 30, 2016, the Company modified one home equity line of credit for $4,000.

During the nine month period ended March 31, 2016, the Company modified one home equity line of credit for $5,000 and one consumer loan with a recorded investment of $2,000.

TDR’s with Defaults

The Company had one TDR, a one-to four-family residential loan for $159,000, that was in default as of March 31, 2017, and was restructured in prior periods. This loan was in foreclosure at March 31, 2017. The Company had one TDR, a one-to four-family residential loan for $174,000 that was in default as of June 30, 2016, and was restructured in the prior years. No loans were in foreclosure at June 30, 2016. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2017, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $155,000. In addition, as of March 31, 2017, we had residential mortgage loans and home equity loans with a carrying value of $301,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:    Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $2,812,500 of Federal Home Loan Bank stock as of March 31, 2017 and $5,425,000 as of June 30, 2016. This decrease in Federal Home Loan Bank stock was the result of the new Federal Home Loan Bank of Chicago automated excess stock repurchase process which was initiated in January, 2017. The FHLB provides liquidity and funding through advances.

Note 8:    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, were as follows at the dates specified:

	March 31, 2017	June 30, 2016
Net unrealized gains on securities available-for-sale	$113	$4,286
Net unrealized postretirement health benefit plan obligations	(700)	(690)

	(587)	3,596
Tax effect	230	(1,407)

Total	$(357)	$2,189

Note 9:    Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine month periods ended March 31, 2017 and 2016, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Income
	2017	2016	2017	2016
Realized gains (losses) on available-for-sale securities	$—	$115	$117	$417	Net realized gains on sale of available-for-sale securities

Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	$8	$4	$26	$21
Prior service costs	$(12)	$(12)	$(36)	$(36)

Total reclassified amount before tax	(4)	107	107	402
Tax expense	1	43	42	162	Provision for Income Tax

Total reclassification out of AOCI	$(3)	$64	$65	$240	Net Income

Note 10:    Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Computed at the statutory rate (34%)	$450	$505	$1,788	$1,324
Decrease resulting from
Tax exempt interest	(12)	(13)	(36)	(38)
Cash surrender value of life insurance	(23)	(22)	(68)	(68)
State income taxes	49	59	214	142
Other	15	13	44	37

Actual expense	$479	$542	$1,942	$1,397

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and June 30, 2016:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:
Available-for-sale securities:
US Government and federal agency	$75,190	$—	$75,190	$—

Mortgage-backed securities – GSE residential	34,866	—	34,866	—
State and political subdivisions	3,533	—	3,533	—

Mortgage servicing rights	627	—	—	627

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Available-for-sale securities:
US Government and federal agency	$90,105	$—	$90,105	$—
Mortgage-backed securities – GSE residential	27,245	—	27,245	—
State and political subdivisions	3,978	—	3,978	—

Mortgage servicing rights	440	—	—	440

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2017. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2017 or June 30, 2016. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of March 31, 2017 or June 30, 2016.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2016	$440

Total realized and unrealized gains and losses included in net income	77
Servicing rights that result from asset transfers	170
Payments received and loans refinanced	(60)

Balance, March 31, 2017	$627

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$77

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and June 30, 2016:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:

Impaired loans (collateral-dependent)	$—	$—	$—	$—

June 30, 2016:

Impaired loans (collateral-dependent)	$108	$—	$—	$108

The following table presents recoveries (losses) recognized on assets measured on a non-recurring basis for the three months and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Impaired loans (collateral-dependent)	$7	$31	$14	$(7)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2017 and June 30, 2016.

	Fair Value at March 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$627	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% – 10.5% (9.5%) 9.7% - 10.2% (9.8%) 0.06% - 0.32% (0.31%)

	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$440	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% – 10.5% (9.5%) 12.8% - 13.4% (13.3%) 0.06% - 0.32% (.31%)

Impaired loans (collateral-dependent)	108	Market comparable properties	Marketability discount	11.8% (11.8%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and June 30, 2016.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:
Financial assets
Cash and cash equivalents	$16,785	$16,785	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for loan losses	437,946	—	—	433,197
Federal Home Loan Bank stock	2,813	—	2,813	—
Accrued interest receivable	1,921	—	1,921	—

Financial liabilities
Deposits	436,153	—	188,443	246,904
Repurchase agreements	2,440	—	2,440	—
Federal Home Loan Bank advances	62,500	—	62,419	—
Advances from borrowers for taxes and insurance	1,047	—	1,047	—
Accrued interest payable	50	—	50	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Financial assets
Cash and cash equivalents	$6,449	$6,449	$—	$—
Interest-bearing time deposits in banks	252	252	—	—
Loans, net of allowance for loan losses	443,748	—	—	442,366
Federal Home Loan Bank stock	5,425	—	5,425	—
Accrued interest receivable	1,803	—	1,803	—

Financial liabilities
Deposits	433,708	—	175,724	258,445
Repurchase agreements	4,392	—	4,392	—
Federal Home Loan Bank advances	67,000	—	67,273	—
Advances from borrowers for taxes and insurance	932	—	932	—
Accrued interest payable	59	—	59	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Note 13:    Commitments

Commitments to Originate Loans

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company had commitments of $25,020,000 and $17,555,000 as of March 31, 2017 and June 30, 2016, respectively. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company had lines of credit totaling $45,630,000 and $56,916,000 as of March 31, 2017 and June 30, 2016, respectively. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

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

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston, and Savoy, Illinois and Osage Beach, Missouri. We have received regulatory clearance to open a new branch at 421 Brown Boulevard, Bourbonnais, Illinois, which we expect to open by the end of June, 2017. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 3.03% for the nine months ended March 31, 2017 from 3.01% for the nine months ended March 31, 2016. An increase in interest-earning assets contributed to an increase in net interest income to $13.3 million for the nine months ended March 31, 2017, from $12.6 million for the nine months ended March 31, 2016.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $1.9 million, or 0.4% of loans at March 31, 2017, and $2.2 million, or 0.5% of total loans at June 30, 2016. Our non-performing assets totaled $2.1 million or 0.4% of total assets at March 31, 2017, and $2.5 million, or 0.4% of total assets at June 30, 2016.

At March 31, 2017, the Association was categorized as “well capitalized” under regulatory capital requirements.

Net income increased $819,000 to $3.3 million for the nine months ended March 31, 2017, from $2.5 million for the nine months ended March 31, 2016. The increase in net income was due to an increase in net interest income and a decrease in provision for loan losses, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

Total assets decreased $4.1 million, or 0.7%, to $591.5 million at March 31, 2017 from $595.6 million at June 30, 2016. The decrease was primarily due to a $5.8 million decrease in net loans and a $7.7 million decrease in investment securities, partially offset by a $10.3 million increase in cash and cash equivalents.

Net loans receivable, including loans held for sale, decreased by $5.8 million, or 1.3%, to $437.9 million at March 31, 2017 from $443.7 million at June 30, 2016. The decrease in net loans receivable during this period was due primarily to a $5.9 million, or 7.0%, decrease in multi-family loans, a $4.8 million, or 3.2%, decrease in one-to four-family loans, a $2.1 million, or 20.6%, decrease in consumer loans, and a $686,000, or 8.4%, decrease in home equity lines of credit, partially offset by a $5.9 million, or 30.2%, increase in construction loans, and a $1.6 million, or 1.3%, increase in commercial real estate loans.

Investment securities, consisting entirely of securities available-for-sale, decreased $7.7 million, or 6.4%, to $113.6 million at March 31, 2017 from $121.3 million at June 30, 2016. We had no securities classified as held to maturity at March 31, 2017 or June 30, 2016.

As of March 31, 2017, Federal Home Loan Bank stock decreased $2.6 million to $2.8 million, while premises and equipment increased $300,000 to $4.9 million, deferred income taxes increased $1.5 million to $3.2 million, and mortgage servicing rights increased $187,000 to $627,000 from the respective balances as of June 30, 2016. The decrease in Federal Home Loan Bank stock was the result of a new Federal Home Loan Bank of Chicago initiative whereby they automatically repurchase all excess stock over the calculated required amount. The increase in premises and equipment was primarily due to the purchase of a building in Bourbonnais, Illinois, with the intent to open a branch office. The increase in deferred income taxes was mostly due to a decrease in the unrealized gain on the sale of available-for-sale securities and the increase in mortgage servicing rights was due to increases in both the valuation and in the loan balances serviced.

At March 31, 2017, our investment in bank-owned life insurance was $8.8 million, an increase of $201,000 from $8.6 million at June 30, 2016. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $18.7 million at March 31, 2017.

Deposits increased $2.4 million, or 0.6%, to $436.2 million at March 31, 2017 from $433.7 million at June 30, 2016. Certificates of deposit, excluding brokered certificates of deposit, decreased $7.4 million, or 3.4%, to $208.9 million. Savings, NOW, and money market accounts increased $9.8 million, or 6.2%, to $166.5 million. Brokered certificates of deposit decreased $2.9 million, or 6.9%, to $38.8 million, and noninterest bearing demand accounts increased $3.0 million, or 15.5%, to $22.0 million. Repurchase agreements decreased $2.0 million, or 44.4%, to $2.4 million. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, decreased $4.5 million, or 6.7%, to $62.5 million at March 31, 2017 from $67.0 million at June 30, 2016.

Advances from borrowers for taxes and insurance increased $115,000, or 12.3%, to $1.0 million at March 31, 2017, from $932,000 at June 30, 2016. Other liabilities increased $542,000, or 21.4%, to $3.1 million at March 31, 2017 from $2.5 million on June 30, 2016. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in other liabilities was attributable to a general increase in accounts payable and accrued expenses payable due to timing of payments.

Total equity decreased $770,000, or 0.9%, to $83.2 million at March 31, 2017 from $84.0 million at June 30, 2016. This decrease was due to a $2.5 million decrease in accumulated other comprehensive income (loss), net of tax, the repurchase of 73,653 shares of common stock at an aggregate cost of approximately $1.4 million, and semi-annual dividends paid on common stock in the amount of $612,000, partially offset by net income of $3.3 million. The decrease in other accumulated comprehensive income (loss) was primarily due to unrealized depreciation on available-for-sale securities, net of taxes. The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. There were 73,653 shares of the Company’s common stock repurchased by the Company during the nine months ended March 31, 2017, and there were 127,050 shares yet to be repurchased under the plan as of March 31, 2017.

Comparison of Operating Results for the Nine Months Ended March 31, 2017 and 2016

General. Net income increased $819,000 to $3.3 million for the nine months ended March 31, 2017, from $2.5 million for the nine months ended March 31, 2016. The increase in net income was primarily due to an increase in net interest income and a decrease in provision for loan losses, partially offset by a decrease in noninterest income, and an increase in noninterest expense.

Net Interest Income. Net interest income increased by $701,000, or 5.6%, to $13.3 million for the nine months ended March 31, 2017 from $12.6 million for the nine months ended March 31, 2016. The increase was due to an increase of $1.0 million in interest and dividend income, partially offset by an increase of $305,000 in interest expense. A $23.4 million, or 4.3%, increase in the average balance of interest earning assets was partially offset by a $19.5 million, or 4.3%, increase in the average balance of interest bearing liabilities. Our interest rate spread increased by 2 basis points to 3.03% for the nine months ended March 31, 2017, compared to 3.01% for the nine months ended March 31, 2016, while our net interest margin increased by 4 basis points to 3.15% for the nine months ended March 31, 2017 compared to 3.11% for the nine months ended March 31, 2016.

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 6.7%, to $16.0 million for the nine months ended March 31, 2017 from $15.0 million for the nine months ended March 31, 2016. The increase in interest and dividend income was primarily due to a $1.4 million increase in interest income on loans, partially offset by a $428,000 decrease in interest income on securities. The increase in interest income on loans resulted from a $37.4 million, or 9.2%, increase in the average balance of loans to $445.0 million for the nine months ended March 31, 2017, and by a 7 basis point, or 1.7%, increase in the average yield on loans to 4.15% from 4.08%. Interest on securities decreased $428,000, or 17.2%, as a result of a $15.3 million decrease in the average balance of securities to $110.5 million at March 31, 2017, and a 15 basis point, or 5.8%, decrease in the average yield on securities to 2.48% from 2.63%.

Interest Expense. Interest expense increased $305,000, or 12.8%, to $2.7 million for the nine months ended March 31, 2017, from $2.4 million for the nine months ended March 31, 2016. The increase was primarily due to an increase in the average balance of interest-bearing liabilities and higher market rates of interest during the nine months ended March 31, 2017.

Interest expense on interest-bearing deposits increased by $389,000, or 22.8%, to $2.1 million for the nine months ended March 31, 2017 from $1.7 million for the nine months ended March 31, 2016. This increase was due to an increase of $15.8 million in the average balance of interest-bearing deposits to $407.7 million for the nine months ended March 31, 2017, from $391.9 million for the nine months ended March 31, 2016, as well as an 11 basis point increase in the average cost of interest-bearing deposits to 0.69% for the nine months ended March 31, 2017 from 0.58% for the nine months ended March 31, 2016.

Interest expense on borrowings decreased $84,000, or 12.5%, to $587,000 for the nine months ended March 31, 2017 from $671,000 for the nine months ended March 31, 2016. This decrease was due to a 24 basis point decrease in the average cost of such borrowings to 1.10% for the nine months ended March 31, 2017 from 1.34% for the nine months ended March 31, 2016, partially offset by an increase in average balance of borrowings to $70.7 million for the nine months ended March 31, 2017, from $67.0 million for the nine months ended March 31, 2016.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $225,000 for the nine months ended March 31, 2017, compared to a provision for loan losses of $1.1 million for the nine months ended March 31, 2016. The allowance for loan losses was $5.4 million, or 1.21% of total loans, at March 31, 2017, compared to $5.3 million, or 1.21% of total loans, at March 31, 2016, and $5.4 million, or 1.19% of total loans, at June 30, 2016. Non-performing loans decreased to $1.9 million during the nine month period ended March 31, 2017. During the nine months ended March 31, 2017, a net charge-off of $210,000 was recorded, while during the nine months ended March 31, 2016, a net charge-off of $100,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Nine Months Ended March 31, 2017	Year Ended June 30, 2016
Allowance to non-performing loans	276.10%	244.39%
Allowance to total loans outstanding at the end of the period	1.21%	1.19%
Net charge-offs to average total loans outstanding during the period, annualized	0.06%	0.05%
Total non-performing loans to total loans	0.44%	0.49%
Total non-performing assets to total assets	0.35%	0.42%

Noninterest Income. Noninterest income decreased $91,000, or 3.0%, to $3.0 million for the nine months ended March 31, 2017 compared to $3.1 million for the nine months ended March 31, 2016. The decrease was primarily due to decreases in net realized gains on the sale of available-for-sale securities, and brokerage commissions, partially offset by increases in net gains on the sale of loans and mortgage banking income, net. For the nine months ended March 31, 2017, net realized gains on the sale of available-for-sale securities decreased $300,000 to $117,000, and brokerage commissions decreased $102,000 to $420,000, while net gains on the sale of loans increased $84,000 to $214,000, and mortgage banking income, net, increased $238,000 to $349,000. The decrease in net realized gains on the sale of available-for-sale securities was a result of a larger amount of securities sold at a gain in the nine months ended March 31, 2016, than in the nine months ended March 31, 2017, while the decrease in brokerage commissions reflects decreased activity due to movement in interest rates. The increase in net gains on the sale of loans income were due to a larger number of loans sold to the Federal Home Loan Bank of Chicago in the nine months ended March 31, 2017, while the increase in mortgage banking income was mostly due to a higher valuation of mortgage servicing rights in the nine months ended March 31, 2017.

Noninterest Expense. Noninterest expense increased $163,000, or 1.5%, to $10.8 million for the nine months ended March 31, 2017 from $10.7 million for the nine months ended March 31, 2016. The largest components of this increase were compensation and benefits, which increased $356,000, or 5.3%, and equipment expense, which increased $116,000, or 15.3%. Compensation and benefits increased due to increased staffing, normal salary increases, and increased medical insurance costs, while equipment expense increased as a result of technology upgrades in the nine months ended March 31, 2017. These increases were partially offset by decreases in federal deposit insurance expense, which decreased by $97,000, or 42.0%, and telephone and postage expense, which decreased by $62,000, or 28.8%. The decrease in the federal deposit insurance expense was the result of the change in the premium calculation method by the FDIC, while the decrease in telephone and postage expense was mostly the result of a telephone system upgrade.

Income Tax Expense. We recorded a provision for income tax of $1.9 million for the nine months ended March 31, 2017, compared to a provision for income tax of $1.4 million for the nine months ended March 31, 2016, reflecting effective tax rates of 36.9% and 35.9%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. Net income decreased $100,000 to $844,000 for the three months ended March 31, 2017 from net income of $944,000 for the three months ended March 31, 2016. The decrease was primarily due to a decrease in noninterest income and an increase in interest expense, partially offset by an increase in net interest income and a decrease in provision for loan losses.

Net Interest Income. Net interest income increased $43,000 to $4.4 million for the three months ended March 31, 2017 from $4.3 million for the three months ended March 31, 2016. The increase was the result of an increase of $107,000 in interest and dividend income, partially offset by an increase of $64,000 in interest expense. We had an $8.7 million, or 1.6%, increase in the average balance of interest earning assets, partially offset by a $3.8 million, or 0.8%, increase in average balance of interest bearing liabilities. Our interest rate spread decreased by 3 basis points to 2.97% for the three months ended March 31, 2017 from 3.00% for the three months ended March 31, 2016, and our net interest margin decreased by 2 basis points to 3.09% for the three months ended March 31, 2017 from 3.11% for the three months ended March 31, 2016.

Interest and Dividend Income. Interest and dividend income increased $107,000, or 2.1%, to $5.3 million for the three months ended March 31, 2017 from $5.1 million for the three months ended March 31, 2016. The increase in interest and dividend income was mostly due to a $135,000 increase in interest income on loans. This increase resulted from a $10.0 million, or 2.3%, increase in the average balance of loans to $443.8 million for the three months ended March 31, 2017, from $433.8 million for the three months ended March 31, 2016, and by a 3 basis point, or 0.8%, increase in the average yield on loans to 4.07% from 4.04%. Interest income on securities decreased $43,000, or 5.8%, as the average yield on securities decreased 16 basis points to 2.45% for the three months ended March 31, 2017, from 2.61% for the three months ended March 31, 2016. The decrease in average yield was partially offset by a $382,000 increase in the average balance of securities to $113.8 million, for the three months ended March 31, 2017, from $113.4 million for the three months ended March 31, 2016.

Interest Expense. Interest expense increased $64,000, or 7.7%, to $898,000 for the three months ended March 31, 2017 from $834,000 for the three months ended March 31, 2016. The increase was primarily due to an increase in the average balance of deposits and an increase in the average cost of deposits, partially offset by a decrease in the average balance of borrowings and a decrease in the average cost of borrowings.

Interest expense on interest-bearing deposits increased by $131,000, or 22.4%, to $716,000 for the three months ended March 31, 2017 from $585,000 for the three months ended March 31, 2016. This increase was due to an 11 basis point, or 19.1%, increase in the average cost of interest-bearing deposits to 0.70% for the three months ended March 31, 2017 from 0.59% for the three months ended March 31, 2016, as well as an $11.5 million, or 2.9%, increase in the average balance of interest-bearing deposits to $407.8 million for the three months ended March 31, 2017 from $396.3 million for the three months ended March 31, 2016.

Interest expense on borrowings decreased by $67,000, or 26.9%, to $182,000 for the three months ended March 31, 2017 from $249,000 for the three months ended March 31, 2016. This decrease was due to both a decrease in the average balance of borrowings of $7.7 million, or 10.1%, to $68.2 million for the three months ended March 31, 2017, from $75.9 million for the three months ended March 31, 2016, and a 25 basis point, or 19.1%, decrease in the average cost of borrowings to 1.06% for the three months ended March 31, 2017 from 1.31% for the three months ended March 31, 2016.

Provision for Loan Losses. We recorded a provision for loan losses of $192,000 for the three months ended March 31, 2017, compared to a provision for loan losses of $254,000 for the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, $213,000 and $51,000 in net charge-offs were recorded, respectively.

Noninterest Income. Noninterest income decreased $87,000, or 9.4%, to $839,000 for the three months ended March 31, 2017 from $926,000 for the three months ended March 31, 2016. The decrease was primarily due to a decrease in net realized gains on the sale of available-for-sale securities, and a decrease in brokerage commissions, partially offset by increases in mortgage banking income and gains of sale of loans. For the three months ended March 31, 2017, net realized gains on the sale of available-for-sale securities decreased $115,000 to $0, and brokerage commissions decreased $38,000 to $127,000. The decrease in brokerage commissions reflects decreased activity due to movement in interest rates. The increases in mortgage banking income and gain on sale of loans were primarily due to an increase in number of loans sold to the Federal Home Loan Bank of Chicago in the three months ended March 31, 2017.

Noninterest Expense. Noninterest expense increased $181,000, or 5.2%, to $3.7 million for the three months ended March 31, 2017 from $3.5 million for the three months ended March 31, 2016. The largest components of this increase were compensation and benefits, which increased $201,000, or 9.0%, equipment expense, which increased $28,000, or 11.2%, and professional services, which increased $53,000, or 50.0%, partially offset by decreases in federal deposit insurance expense of $38,000, or 47.5%, and telephone and postage expense of $18,000, or 22.5%. Increased medical insurance costs, normal salary increases, and stock equity plan expenses primarily accounted for the increase in compensation and benefits expense, while the increase in equipment expense was due to routine technology upgrades, and the increase in professional services was due to increased services received during the three months ended March 31, 2017. The decrease in federal deposit insurance expense was the result of the change in the premium calculation method by the FDIC and the decrease in telephone and postage was mostly the result of a telephone system upgrade.

Income Tax Expense. We recorded a provision for income tax of $479,000 for the three months ended March 31, 2017, compared to a provision for income tax of $542,000 for the three months ended March 31, 2016, reflecting effective tax rates of 36.2% and 36.5%, respectively.

Asset Quality

At March 31, 2017, our non-accrual loans totaled $1.8 million, including $1.5 million in one-to four-family loans, $155,000 in multi-family loans, $27,000 in commercial real estate loans, and $93,000 in commercial business loans. At March 31, 2017, we had one one-to four-family loan for $139,000 and one home equity line of credit for $15,000, which were delinquent 90 days or greater and still accruing interest.

At March 31, 2017, $2.8 million in loans were classified as substandard. Loans classified as substandard consisted of $2.1 million in one-to four-family loans, $313,000 in multi-family loans, $304,000 in commercial real estate loans, $15,000 in home equity lines of credit, and $103,000 in commercial business loans. At March 31, 2017, no loans were classified as doubtful or loss.

At March 31, 2017, watch assets consisted of $1.3 million in one-to four-family loans, $9,000 in home equity lines of credit, $1.7 million in commercial business loans and $69,000 in consumer loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At March 31, 2017 and June 30, 2016, we had $3.1 million and $2.3 million, respectively, of troubled debt restructurings. At March 31, 2017 our troubled debt restructurings consisted of $1.8 million in one-to four-family loans, $1.3 million in multi-family loans, $7,000 in commercial real estate loans, $9,000 in home equity lines of credit, and $93,000 in commercial business loans.

At March 31, 2017, we had $155,000 in foreclosed assets compared to $338,000 as of June 30, 2016. Foreclosed assets consisted entirely of residential real estate properties at both March 31, 2017 and June 30, 2016.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine-month periods ended March 31, 2017 and 2016:

	Nine months ended March 31,
	2017	2016
Balance, beginning of period	$5,351	$4,211
Loans charged off	(203)	(69)
Real estate loans:
One-to four-family
Multi-family	—	—
Commercial	(8)	—
HELOC	—	(28)
Construction	—	—
Commercial business	—	—
Consumer	(31)	(9)

Gross charged off loans	(242)	(106)

Recoveries of loans previously charged off	27	5
Real estate loans:
One-to four-family
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	5	1

Gross recoveries of charged off loans	32	6

Net charge offs	(210)	(100)

Provision charged to expense	225	1,142

Balance, end of period	$5,366	$5,253

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $15,000 to $5.4 million at March 31, 2017, from $5.4 million at June 30, 2016. The increase was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at March 31, 2017.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the

Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of March 31, 2017 and June 30, 2016:

Portfolio segment	March 31, 2017 Net charge-offs 12 quarter weighted historical	June 30, 2016 Net charge-offs 12 quarter weighted historical
Real Estate:
One-to four-family	0.14%	0.13%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.01%
HELOC	0.23%	0.32%
Construction	0.00%	0.00%
Commercial business	0.00%	0.04%
Consumer	0.05%	(0.02)%

Total portfolio	0.06%	0.06%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At March 31, 2017, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at March 31, 2017	Qualitative factor applied at June 30, 2016
Real Estate:
One-to four-family	0.67%	0.68%
Multi-family	1.56%	1.45%
Commercial	1.22%	1.24%
HELOC	0.99%	0.88%
Construction	1.19%	1.15%
Commercial business	1.97%	1.93%
Consumer	0.75%	0.87%

Total portfolio	1.16%	1.13%

At March 31, 2017, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.1 million, as compared to $5.1 million at June 30, 2016. The general increase in qualitative factors was attributable primarily to a slight increase in economic concerns regarding the multi-family general market conditions.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2017 and the year ended June 30, 2016, our liquidity ratio averaged 19.51% and 21.4% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2017.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $16.8 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $250,000 at March 31, 2017.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities was $5.1 million and $4.4 million for the nine months ended March 31, 2017 and 2016, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and the purchase of securities and Federal Home Loan Bank stock, offset by net cash provided by principal collections on loans, proceeds from maturing securities, the sale of securities, the redemption of Federal Home Loan Bank stock, and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities was $11.2 million and $(21.4) million for the nine months ended March 31, 2017 and 2016, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts, FHLB advances, dividends paid, and stock repurchases. The net cash provided by (used in) financing activities was $(5.9) million and $16.3 million for the nine months ended March 31, 2017 and 2016, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2017 and June 30, 2016.

	March 31, 2017	June 30, 2016
	(Dollars in thousands)
Commitments to fund loans	$25,020	$17,555
Lines of credit	45,630	56,916

At March 31, 2017, certificates of deposit due within one year of March 31, 2017 totaled $123.6 million, or 28.4% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2018. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $62.5 million at March 31, 2017. At March 31, 2017, we had the ability to borrow up to an additional $127.0 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $36.3 million from the Federal Reserve based on current collateral pledged.

During the nine months ended March 31, 2017, 73,653 shares were repurchased as part of the stock repurchase plan that was announced by the Company on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase plan does not obligate the Company to purchase any particular number of shares.

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

	March 31, 2017 Actual	June 30, 2016 Actual	Minimum to Be Well Capitalized
Tier 1 capital to total assets
Association	11.9%	11.1%	5.0%
Company	14.3%	14.4%	N/A
Common equity tier 1 to risk-weighted assets
Association	15.7%	14.9%	6.5%
Company	18.9%	18.5%	N/A
Tier 1 capital to risk-weighted assets
Association	15.7%	14.9%	8.0%
Company	18.9%	18.5%	N/A
Total capital to risk-weighted assets
Association	17.0%	16.1%	10.0%
Company	20.1%	19.7%	N/A

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

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$443,781	$4,519	4.07%	$433,825	$4,384	4.04%
Securities:
U.S. government, federal agency and government-sponsored enterprises	74,839	452	2.42%	82,517	546	2.65%
Mortgage-backed:
GSE-residential	35,675	228	2.56%	27,458	176	2.56%
State and political subdivisions	3,275	18	2.20%	3,432	19	2.21%

Total securities	113,789	698	2.45%	113,407	741	2.61%
Other	6,295	38	2.41%	7,941	23	1.16%

Total interest-earning assets	563,865	5,255	3.73%	555,173	5,148	3.71%
Non-interest earning assets	18,798			23,183

Total assets	$582,663			$578,356

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$45,794	11	0.10%	$41,415	9	0.09%
Savings accounts	40,427	12	0.12%	38,980	12	0.12%
Money market accounts	75,487	53	0.28%	71,872	34	0.19%
Certificates of deposit	246,135	640	1.04%	244,065	530	0.87%

Total interest-bearing deposits	407,843	716	0.70%	396,332	585	0.59%
Federal Home Loan Bank Advances and repurchase agreements	68,224	182	1.06%	75,912	249	1.31%

Total interest-bearing liabilities	476,067	898	0.75%	472,244	834	0.71%
Noninterest-bearing liabilities	23,520			23,874

Total liabilities	499,587			496,118
Stockholders’ equity	83,076			82,238

Total liabilities and stockholders’ equity	$582,663			$578,356

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Net interest income		$4,357			$4,314

Interest rate spread (1)			2.97%			3.00%
Net interest margin (2)			3.09%			3.11%
Net interest-earning assets (3)	$87,798			$82,929

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$445,040	$13,846	4.15%	$407,602	$12,473	4.08%
Securities:
U.S. government, federal agency and government-sponsored enterprises	75,689	1,414	2.49%	88,232	1,748	2.64%
Mortgage-backed:
GSE-residential	31,454	587	2.49%	34,046	677	2.65%
State and political subdivisions	3,361	55	2.18%	3,517	59	2.24%

Total securities	110,504	2,056	2.48%	125,795	2,484	2.63%
Other	8,978	109	1.62%	7,772	48	0.82%

Total interest-earning assets	564,522	16,011	3.78%	541,169	15,005	3.70%
Non-interest earning assets	21,241			22,617

Total assets	$585,763			$563,786

	For the Nine Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$43,539	30	0.09%	$40,609	28	0.09%
Savings accounts	39,757	36	0.12%	37,901	38	0.13%
Money market accounts	73,859	122	0.22%	71,342	102	0.19%
Certificates of deposit	250,552	1,907	1.02%	242,064	1,538	0.85%

Total interest-bearing deposits	407,707	2,095	0.69%	391,916	1,706	0.58%
Federal Home Loan Bank Advances and repurchase agreements	70,735	587	1.10%	67,013	671	1.34%

Total interest-bearing liabilities	478,442	2,682	0.75%	458,929	2,377	0.69%
Noninterest-bearing liabilities	23,992			23,312

Total liabilities	502,434			482,241
Stockholders’ equity	83,329			81,545

Total liabilities and stockholders’ equity	$585,763			$563,786

Net interest income		$13,329			$12,628

Interest rate spread (1)			3.03%			3.01%

Net interest margin (2)			3.15%			3.11%

Net interest-earning assets (3)	$86,080			$82,240

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended March 31, 2017 vs. 2016			Nine Months Ended March 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(185)	$320	$135	$987	$386	$1,373
Securities	17	(60)	(43)	(94)	(334)	(428)
Other	(29)	44	15	12	49	61

Total interest-earning assets	$(197)	$304	$107	$905	$101	$1,006

Interest-bearing liabilities:
Interest-bearing checking or NOW	$2	$—	$2	$2	$—	$2
Savings accounts	—	—	—	2	(4)	(2)
Certificates of deposit	33	77	110	96	273	369
Money market accounts	13	6	19	7	13	20

Total interest-bearing deposits	48	83	131	107	282	389
Federal Home Loan Bank advances and repurchase agreements	(354)	287	(67)	56	(140)	(84)

Total interest-bearing liabilities	$(306)	$370	$64	$163	$142	$305

Change in net interest income	$109	$(66)	$43	$742	$(41)	$701

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2017, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2016, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended December 31, 2016 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/17 – 1/31/17	10,000	$18.60	10,000	127,050
2/1/17 – 2/28/17	—	—	—	127,050
3/1/17 – 3/31/17	—	—	—	127,050

Total	10,000	$18.60	10,000

(1)	The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of the Company’s then outstanding shares. There were 10,000 shares of the Company’s common stock repurchased by the Company during the three months ended March 31, 2017, and there were 127,050 shares still available for repurchase under the plan as of March 31, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 11, 2017	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: May 11, 2017	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)