Form 10-K
period 2017-06-30
IF Bancorp, Inc.
filed 2017-09-11
CIK 1514743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2016 was $54,868,077.

The number of shares outstanding of the registrant’s common stock as of September 5, 2017 was 3,940,408.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 20, 2017 are incorporated by reference in Part III of this Form 10-K.

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

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2017 and 2016, we had consolidated assets of $585.5 million and $595.6 million, consolidated deposits of $439.1 million and $433.7 million and consolidated equity of $84.0 million and $84.0 million, respectively.

Iroquois Federal is a federally chartered savings association headquartered in Watseka, Illinois. The Association’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans (including farm loans), home equity lines of credit, commercial business loans, and, to a lesser extent, consumer loans (consisting primarily of automobile loans), construction loans and land development loans. We also invest in securities, which historically have consisted primarily of securities issued by the U.S. government, U.S. government agencies and U.S. government-sponsored enterprises, as well as mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises. To a lesser extent, we also invest in municipal obligations.

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

Market Area

We conduct our operations from our six full-service banking offices located in the municipalities of Watseka, Danville, Clifton, Hoopeston, Savoy and Bourbonnais, Illinois and our loan production and wealth management office in Osage Beach, Missouri. The Bourbonnais office was recently opened in June, 2017. Our primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the counties in Illinois and Indiana within 30 miles of a branch or loan production office. Our loan production and wealth management office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan.

In recent years, Iroquois and Vermilion Counties, our traditional primary market areas, have experienced negative growth, reflecting in part, the economic downturn. However, Champaign County, where our Savoy branch is located, has experienced population growth. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 28,000 in July 2016, a decrease of 4.7% since April 2010, Vermilion County had an estimated population of 78,000 in July 2016, a decrease of 4.3% since April 2010, and Kankakee County had an estimated population of 110,000 in July 2016, a decrease of 3.0% since April 2010, while Champaign County had an estimated population of 208,000 in July 2016, an increase of 3.7% since April 2010. Unemployment rates in our primary market have decreased over the last year. According to the Illinois Department of Employment Security, unemployment, on a non-seasonally adjusted basis, decreased from 5.5% to 4.1% in Iroquois County, from 7.2% to 6.8% in Vermilion County, from 5.1% to 4.8% in Champaign County, and from 6.4% to 5.4% in Kankakee County.

The economy in our primary market is fairly diversified, with employment in services, wholesale/retail trade, and government serving as the basis of the Iroquois County, Vermilion County, Champaign and Kankakee County economies. Manufacturing jobs, which tend to be higher paying jobs, are also a large source of employment in Vermilion, Champaign and Kankakee Counties, while Iroquois County is heavily influenced by agriculture and agriculture related businesses. Hospitals and other health care providers, local schools and trucking/distribution businesses also serve as major sources of employment.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2016, the latest date for which FDIC data is available, we ranked first of 13 bank and thrift institutions with offices in Iroquois County with a 25.29% deposit market share. As of the same date, we ranked first of 16 bank and thrift institutions with offices in Vermilion County with a 18.77% deposit market share and we ranked 22nd of 29 bank and thrift institutions with offices in Champaign County, with a 0.49% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, and, to a lesser extent, consumer loans (consisting primarily of automobile loans), construction loans and land development loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2017 and 2016, the amount of such loans equaled $7.6 million and $9.8 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2017 and 2016, the amount of such loans equaled $38.5 million and $47.7 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

The Association’s legal lending limit to any one borrower is 15% of unimpaired capital and surplus. On July 30, 2012 our bank received approval from the Comptroller of the Currency to participate in the Supplemental Lending Limits Program (SLLP). This program allows eligible institutions to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower, in the lesser of the following two amounts: (1) 10% of its capital and surplus; or (2) the percentage of capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for loans secured by one- to four-family residential real estate, small business loans, small farm loans or unsecured loans in the state where the main office of the savings association is located. For our association this additional limit (or “supplemental limit(s)”) for one- to four-family residential real estate, small business, or small farm loans is 10% of our Association’s capital and surplus. In addition, the total outstanding amount of the Association’s loans or extensions of credit or parts of loans and extensions of credit made to all of its borrowers under the SLLP may not exceed 100% of the Association’s capital and surplus. By Association policy, participation of any credit facilities in the SLLP is to be infrequent and all credit facilities are to be with prior Board approval.

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $88.7 million and $79.1 million as of June 30, 2017 and 2016, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $186,000, $0, $93,000, $313,000 and $492,000 at June 30, 2017, 2016, 2015, 2014 and 2013, respectively.

	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$140,647	31.47%	$149,538	33.29%	$144,887	40.18%	$149,548	44.75%	$146,988	45.97%
Multi-family	87,228	19.52	84,200	18.75	58,399	16.20	61,603	18.45	58,442	18.28
Commercial	133,841	29.94	119,643	26.64	103,614	28.74	83,134	24.89	74,679	23.35
Home equity lines of credit	7,520	1.68	8,138	1.81	7,713	2.14	7,824	2.34	8,228	2.57
Construction	7,421	1.66	19,698	4.39	471	0.13	338	0.10	2,086	0.65
Commercial	62,392	13.96	57,826	12.87	37,151	10.30	23,120	6.92	19,695	6.16
Consumer	7,905	1.77	10,086	2.25	8,325	2.31	8,509	2.55	9,662	3.02

Total loans	446,954	100.00%	449,129	100.00%	360,560	100.00%	333,986	100.00%	319,780	100.00%

Less:
Unearned fees and discounts, net	(203)		30		155		104		67
Allowance for loan losses	6,835		5,351		4,211		3,958		3,938

Total loans, net	$440,322		$443,748		$356,194		$329,924		$315,775

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2017. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2017.

	One- to four-family residential real estate (1)		Multi-family real estate		Commercial real estate		Home equity lines of credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2018	$3,710	4.80%	$10,173	4.22%	$15,235	4.36%	$248	3.82%
2019	2,417	4.68	5,581	3.96	18,696	4.14	769	5.16
2021 to 2021	16,449	5.41	39,078	3.83	56,438	4.02	1,537	4.80
2022 to 2026	14,940	4.67	24,867	4.12	33,709	4.02	1,911	4.29
2027 to 2031	14,167	4.26	912	4.50	8,821	4.43	2,113	4.24
2032 and beyond	88,964	3.98	6,617	3.89	942	4.31	942	3.72

Total	$140,647	4.28%	$87,228	3.98%	$133,841	4.10%	$7,520	4.38%

	Construction		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2018	$3,482	4.71%	$27,577	4.73%	$1,176	4.84%	$61,601	4.56%
2019	1,275	4.76	1,068	4.79	1,031	5.53	30,837	4.27
2020 to 2021	1,851	3.76	19,985	4.25	3,729	4.72	139,067	4.19
2022 to 2026	389	6.00	12,338	4.68	1,969	4.07	90,123	4.26
2027 to 2031	—	—	786	3.27	—	—	26,799	4.29
2032 and beyond	424	4.00	638	3.75	—	—	98,527	3.97

Total	$7,421	4.51%	$62,392	4.54%	$7,905	4.68%	$446,954	4.22%

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2017 that are contractually due after June 30, 2018.

	Due After June 30, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family (1)	$40,139	$96,798	$136,937
Multi-family	64,116	12,939	77,055
Commercial	88,142	30,464	118,606
Home equity lines of credit	3,633	3,638	7,271
Construction	2,240	1,699	3,939
Commercial	28,925	5,890	34,815
Consumer	6,729	—	6,729

Total loans	$233,924	$151,428	$385,352

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2017, $140.6 million, or 31.5% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of five to seven years and annual interest rate adjustments thereafter. Our adjustable rate mortgage loans amortize over a period of up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 102%. Private mortgage insurance or participation in a government sponsored program is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2017, fixed-rate one- to four-family residential mortgage loans totaled $43.4 million, or 30.9%, of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $97.2 million, or 69.1%, of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $424,100 for single-family homes. At June 30, 2017, our average one- to four-family residential mortgage loan had a principal balance of $84,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2017, $34.9 million, or 24.8%, of our total one- to four-family residential loans had principal balances in excess of $424,100. Most of our jumbo loans are originated with a seven-year fixed-rate term and an annual adjustable rate thereafter, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $6.5 million and $8.9 million for the years ended June 30, 2017 and 2016, respectively. In October 2015, we began to also sell loans to FHLBC under its Mortgage Partnership Finance Original Program. Total loans sold under this program were approximately $13.9 million and $7.1 million for the years ended June 30, 2017 and 2016, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period of five to seven years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans generally resets every year based upon the weekly average of a one-year U.S. Treasury Securities rate plus an applicable margin, subject to periodic and lifetime limitations on interest rate changes. The adjustable rate mortgage loans we are currently offering have a 2% maximum annual rate change up or down, and a 6% lifetime cap. In our portfolio are also adjustable rate mortgage loans with a 1% maximum annual rate change up or down, and a 5% lifetime cap up from the initial rate. Interest rate changes are further limited by floors. After the initial fixed period, the interest rate will generally have a floor that is equal to the initial rate, but no less than 4.0% on our five and seven year adjustable-rate mortgage loans.

Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans. This is primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default and higher rates of delinquency in a rising interest rate environment. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Since changes in the interest rates on adjustable-rate mortgages may be limited by an initial fixed-rate period or by the contractual limits on periodic interest rate adjustments, adjustable-rate loans may not adjust as quickly to increases in interest rates as our interest-bearing liabilities.

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2017, approximately $1.2 million, or 0.9%, of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2017, $133.8 million, or 29.9% of our loan portfolio consisted of commercial real estate loans, and $87.2 million, or 19.5% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2017, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois, Indiana and Missouri.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, churches, and farm loans secured by real estate. At June 30, 2017, loans secured by commercial real estate had an average loan balance of $538,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 25 years. At June 30, 2017, $33.7 million or 25.1%, of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 25 years. At June 30, 2017, $13.5 million or 15.5%, of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2017, our largest commercial real estate loan had an outstanding balance of $6.8 million, was secured by a commercial building, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $8.8 million, was secured by three apartment buildings, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have draw periods of five years. At June 30, 2017 we had $7.5 million, or 1.7% of our total loan portfolio in home equity lines of credit. At that date we had $5.7 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2017, we had $62.4 million of commercial business loans outstanding, representing 14.0% of our total loan portfolio. At that date, we also had $19.9 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

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

At June 30, 2017, our largest commercial business loan outstanding was for $4.9 million and was secured by business equipment and assets. At June 30, 2017, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2017, $7.4 million, or 1.7%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties.

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

At June 30, 2017, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2017 was for an assisted living facility property and had a principal balance of $2.1 million. This loan was performing in accordance with its terms at June 30, 2017.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-retained basis a substantial majority of the conforming, fixed-rate one- to four-family residential mortgage loans with maturities of 15 years or greater that we have originated.

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2017 and 2016, the amount of commercial loan participations totaled $38.5 million and $47.7 million, respectively, of which $10.3 million and $19.3 million, at June 30, 2017 and 2016 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program and its Mortgage Partnership Finance Original Program. We retain servicing on all loans sold under these programs. During the years ended June 30, 2017 and 2016, we sold $20.4 million and $15.8 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Loan Losses—Other Credit Risk.”

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

Non-performing and Problem Assets

For all of our loans, once a loan is 15 days delinquent, a past due notice is mailed. Past due notices continue to be mailed monthly in the event the account is not brought current. Prior to the time a loan is 30 days past due, we attempt to contact the borrower by telephone. Thereafter we continue with follow-up calls. Generally, once a loan becomes 90-120 days delinquent, if no work-out efforts have been pursued, we commence the foreclosure or repossession process. A summary report of all loans 90 days or more past due and all criticized and classified loans is provided monthly to our Board of Directors.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2017, 2016, 2015, 2014 and 2013, we had troubled debt restructurings of approximately $3.1 million, $2.3 million, $2.6 million, $2.9, million and $3.3 million, respectively. At the dates presented, we had one loan that was delinquent 120 days or greater and that were still accruing interest. This loan is a performing TDR with more than 2 years of payments as agreed, but it is still listed as delinquent more than 120 days.

	At June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$9,105	$1,604	$2,724	$2,146	$3,439
Multi-family	146	185	240	296	353
Commercial	25	63	46	55	194
Home equity lines of credit	24	316	—	28	—
Construction	—	—	—	—	—
Commercial	84	9	21	29	242
Consumer	—	–	14	30	64

Total non-accrual loans	9,384	2,177	3,045	2,584	4,292

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	155	4	15	182	30
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	8	7	—	—

Total loans delinquent 90 days or greater and still accruing	155	12	22	182	30

Total non-performing loans	9,539	2,189	3,067	2,766	4,322

Performing troubled debt restructurings	2,211	2,084	1,855	1,959	2,015
Total non-performing loans and performing troubled debt restructurings	$11,750	$4,273	$4,922	$4,725	$6,337

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	210	338	50	416	414
Multi-family	—	—	—	—	—
Commercial	—	—	—	20	—
Home equity lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	219	—	—	—	4
Consumer	—	—	—	—	—

Total other real estate owned and foreclosed assets	429	338	50	436	418

Total non-performing assets	$9,968	$2,527	$3,117	$3,202	$4,740

Ratios:
Non-performing loans to total loans	2.13%	0.49%	0.85%	0.82%	1.35%
Non-performing assets to total assets	1.70%	0.42%	0.55%	0.58%	0.87%

(1)	Includes home equity loans.

For the years ended June 30, 2017 and 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $142,000 and $140,000, respectively. We recognized no interest income on such loans for the years ended June 30, 2017 and 2016.

At June 30, 2017, our non-accrual loans totaled $9.4 million. These non-accrual loans consisted primarily of 10 one- to four-family residential loans with aggregate principal balances totaling $9.1 million and specific allowances of $1.5 million, 2 commercial real estate loans with aggregate principal balances totaling $25,000 and specific allowances of $6,000, 2 multi-family loans with aggregate principal balances totaling $146,000 with no specific allowances, 2 commercial business loans with aggregate principal balances totaling $84,000 and no specific allowance, and 1 home equity line of credit loan with a principal balance of $24,000 and no specific allowance.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2017 and 2016, we had $3.1 million and $2.3 million, respectively, of troubled debt restructurings. At June 30, 2017 our troubled debt restructurings consisted of $1.8 million of residential one- to four-family mortgage loans, $84,000 of commercial business loans, $1.2 million of multi-family real estate loans, $6,000 of commercial real estate loans, $33,000 of home equity lines of credit loans, and $5,000 of consumer loans, all of which were impaired.

For the years ended June 30, 2017 and 2016, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $163,000 and $157,000, respectively. We recognized interest income of $136,000 and $123,000 on such modified loans for the years ended June 30, 2017 and 2016, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days or Greater
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2017
Real estate loans:
One- to four-family (1)	4	158	5	540	9	698
Multi-family	—	—	—	—	—	—
Commercial	1	84	—	—	1	84
Home equity lines of credit	—	—	1	24	1	24
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	3	6	—	—	3	6

Total loans	8	$248	6	$564	14	$812

At June 30, 2016
Real estate loans:
One- to four-family (1)	6	148	9	1,489	15	1,637
Multi-family	—	—	—	—	—	—
Commercial	2	97	1	27	3	124
Home equity lines of credit	—	—	1	316	1	316
Construction	—	—	—	—	—	—
Commercial	1	100	—	—	1	100
Consumer	1	5	1	8	2	13

Total loans	10	$350	12	$1,840	22	$2,190

At June 30, 2015
Real estate loans:
One- to four-family (1)	14	724	17	2,279	31	3,003
Multi-family	1	31	—	—	1	31
Commercial	3	137	—	—	3	137
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	21	—	—	1	21
Consumer	—	–	3	21	3	21

Total loans	19	$913	20	$2,300	39	$3,213

At June 30, 2014
Real estate loans:
One- to four-family (1)	14	876	14	1,500	28	2,376
Multi-family	—	—	—	—	—	—
Commercial	1	349	—	—	1	349
Home equity lines of credit	2	36	—	—	2	36
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	4	33	—	—	4	33

Total loans	21	$1,294	14	$1,500	35	$2,794

At June 30, 2013
Real estate loans:
One- to four-family (1)	14	827	17	2,472	31	3,299
Multi-family	—	—	—	—	—	—
Commercial	—	—	1	46	1	46
Home equity lines of credit	1	8	—	—	1	8
Construction	—	—	—	—	—	—
Commercial	2	15	—	—	2	15
Consumer	9	50	4	44	13	94

Total loans	26	$900	22	$2,562	48	$3,462

(1)	Includes home equity loans.

Total delinquent loans decreased by $1.4 million to $812,000 at June 30, 2017 from $2.2 million at June 30, 2016. The decrease in delinquent loans was due primarily to a decrease of $949,000 in one- to four-family loans delinquent 90 days or more, a decrease of $292,000 in home equity lines of credit delinquent 90 days or more, and a decrease of $100,000 in commercial loans delinquent 90 days or more.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2017, we had $429,000 in foreclosed assets compared to $338,000 as of June 30, 2016. Foreclosed assets at June 30, 2017, consisted of $210,000 in residential real estate property and $219,000 in commercial nonoccupied property, while foreclosed assets at June 30, 2016, consisted of $338,000 in residential real estate property.

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

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2017 and 2016, include approximately $9.5 million and $2.2 million of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $1.5 million and $20,000 at June 30, 2017 and 2016, respectively. Substandard assets shown include foreclosed assets.

	At June 30,
	2017	2016
	(In thousands)
Classified assets:
Substandard	$10,887	$3,656
Doubtful	—	—
Loss	—	—

Total classified assets	10,887	3,656
Watch	4,323	7,754

Total criticized assets	$15,210	$11,410

At June 30, 2017, substandard assets consisted of $9.7 million of one- to four-family residential mortgage loans, $328,000 in multi-family loans, $298,000 of commercial real estate loans, $49,000 in home equity lines of credit, $95,000 of commercial business loans, $1,000 of consumer loans, and $429,000 of foreclosed assets held for sale. At June 30, 2017, watch assets consisted of $1.1 million of one- to four-family residential mortgage loans, $485,000 of commercial real estate loans, $2.6 million of commercial business loans, and $62,000 of consumer loans. At June 30, 2017, no assets were classified as doubtful or loss.

Other Loans of Concern. At June 30, 2017, there were no other loans or other assets that are not disclosed in the text or tables above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago between 2000 and December 2008, and again starting in October 2015, under its Mortgage Partnership Finance (MPF) Original Program. However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We sold $13.9 million in loans under this program in the year ended June 30, 2017, and we continue to service approximately $24.1 million of these loans, for which our maximum potential credit risk is approximately $1.2 million. From June 2000 to June 30, 2017, we experienced only $53,000 in actual losses under the MPF Original Program. We have also sold loans to the Federal Home Loan Bank of Chicago since December 2008 under its Mortgage Partnership Finance Xtra Program. Unlike loans sold under the MPF Original Program, we do not retain any credit risk with respect to loans sold under the MPF Xtra Program.

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

The allowance for loan losses increased $1.4 million to $6.8 million at June 30, 2017, from $5.4 million at June 30, 2016. The increase was mostly the result of a specific allowance relating to one large credit in the amount of $7.8 million secured by 45 one- to four-family properties where the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. Our best estimate of potential loss once the properties can be worked through the bankruptcy proceeding resulted in an addition to the allowance of $1.5 million. Excluding the effect of this one specific allowance, the allowance for loan losses would have declined by $100,000 as a result of a decrease in outstanding loans. While the overall increase was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of potential loss in the Company’s portfolio at June 30, 2017, management notes that this is an isolated credit which created the addition to the allowance and is not reflective of the remaining loan portfolio.

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

The following table sets forth the Company’s weighted average historical net charge-offs as of June 30, 2017 and June 30, 2016:

Portfolio segment	June 30, 2017 Net charge-offs – 12 quarter weighted historical	June 30, 2016 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.12%	0.13%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.01%
HELOC	0.17%	0.32%
Construction	0.00%	0.00%
Commercial business	0.00%	0.04%
Consumer	0.05%	(0.02)%
Entire portfolio total	0.05%	0.06%

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

Portfolio segment	Qualitative factor applied at June 30, 2017	Qualitative factor applied at June 30, 2016
Real Estate:
One- to four-family	0.64%	0.68%
Multi-family	1.56%	1.45%
Commercial	1.20%	1.24%
HELOC	0.84%	0.88%
Construction	1.01%	1.15%
Commercial business	1.99%	1.93%
Consumer	0.76%	0.87%
Entire portfolio total	1.17%	1.13%

At June 30, 2017, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.2 million, as compared to $5.1 million at June 30, 2016. The general increase in qualitative factors was attributable primarily to a change in the loan portfolio mix which resulted in higher balances in loans with slightly higher qualitative factors at June 30, 2017.

While management believes that our asset quality remains strong, it recognizes that, due to the recent growth in the loan portfolio, the increase in troubled debt restructurings and the potential changes in market conditions, our level of nonperforming assets and resulting charges-offs may fluctuate. Higher levels of net charge-offs requiring additional provisions for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$5,351	$4,211	$3,958	$3,938	$3,531

Charge-offs:
Real estate loans:
One- to four-family (1)	(232)	(188)	(231)	(418)	(78)
Multi-family	—	—	—	—	—
Commercial	(8)	(3)	—	(28)	(45)
Home equity lines of credit	—	(32)	(35)	(16)	(8)
Construction	—	—	—	—	—
Commercial	—	—	—	(38)	(50)
Consumer	(35)	(10)	(12)	(38)	(69)

Total charge-offs	(275)	(233)	(278)	(538)	(250)
Recoveries:
Real estate loans:
One- to four-family (1)	32	5	29	50	49
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	—	—	13	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	6	2	29	6	13

Total recoveries	38	7	71	56	62
Net charge-offs	(237)	(226)	(207)	(482)	(188)

Provision for loan losses	1,721	1,366	460	502	595

Balance at end of period	$6,835	$5,351	$4,211	$3,958	$3,938

Ratios:
Net charge-offs to average loans outstanding	0.05%	0.05%	0.01%	0.15%	0.07%
Allowance for loan losses to non-performing loans at end of period	71.66%	244.39%	137.30%	143.10%	91.12%
Allowance for loan losses to total loans at end of period	1.53%	1.19%	1.17%	1.18%	1.23%

(1)	Includes home equity loans.

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

	At June 30,
	2017		2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$2,519	31.5%	$1,198	33.3%	$1,216	40.2%
Multi-family	1,336	19.5	1,202	18.8	827	16.2
Commercial	1,520	29.9	1,399	26.6	1,246	28.8
Home equity lines of credit	76	1.7	94	1.8	85	2.1
Construction	75	1.6	227	4.4	6	0.1
Commercial	1,242	14.0	1,140	12.9	744	10.3
Consumer	67	1.8	91	2.2	87	2.3

Total allocated allowance	6,835		5,351		4,211
Unallocated	—		—		—

Total	$6,835	100.0%	$5,351	100.0%	$4,211	100.0%

(1)	Includes home equity loans.

	At June 30,
	2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,391	44.6%	$1,616	46.0%
Multi-family	842	18.4	797	18.2
Commercial	968	24.8	838	23.3
Home equity lines of credit	111	2.3	90	2.6
Construction	10	0.5	24	0.8
Commercial	543	6.9	431	6.1
Consumer	93	2.5	104	3.0

Total allocated allowance	3,958		3,900
Unallocated	—		38

Total	$3,958	100.0%	$3,938	100.0%

(1)	Includes home equity loans.

Net charge-offs increased from $226,000 for the year ended June 30, 2016 to $237,000 for the year ended June 30, 2017, with most of the charge-offs during both periods involving one- to four-family residential real estate loans. In addition, non-performing loans increased by $7.3 million during the year ended June 30, 2017.

The allowance for loan losses increased $1.4 million, or 25.9%, to $6.8 million at June 30, 2017 from $5.4 million at June 30, 2016. The increase was mostly the result of a specific allowance relating to one large credit in the amount of $7.8 million secured by 45 one- to four-family properties where the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. Our best estimate of potential loss once the properties can be worked through the bankruptcy proceeding resulted in an addition to the allowance of $1.5 million. Excluding the effect of this one specific allowance, the allowance for loan losses would have declined by $100,000 as a result of a decrease in outstanding loans. While the overall increase was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of potential loss in the Company’s portfolio at June 30, 2017, management notes that this is an isolated credit which created the addition to the allowance and is not reflective of the remaining loan portfolio. At June 30, 2017, the allowance for loan losses represented 1.53% of total loans compared to 1.19% of total loans at June 30, 2016.

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

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2017, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

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

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by the U.S. Government or government sponsored enterprises. Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital level. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. Also classified as agency mortgage-backed securities, are securities backed by debentures/loans for working capital to small businesses with limited or no access to private venture capital, and regulated by the Small Business Administration (SBA). Like other agency mortgage-backed securities, they are backed by the full faith and credit of the United States Government. They have zero risk weighting for purposes of calculating our risk-based capital level. With ten year maturities, these fixed rate bullet debentures pay interest semi-annually and principal at maturity. Prepayments are required to be in whole on any semi-annual payment date, and there are no prepayments penalties for deals issued since 2007. Therefore, the two sources of prepayment risk are voluntary prepays and defaults. In the event of default, the SBA may accelerate the payment equal to 100% of the outstanding principal balance, or the SBA will make the principal and interest payments.

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2017, we held $3.6 million of municipal securities, all of which were issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2017, we held $2.5 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $53.5 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2017, we had $8.8 million invested in bank-owned life insurance, which was 12.5% of our Tier 1 capital plus our allowance for loan losses.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Chicago stock, federally insured interest-earning time deposits and bank-owned life insurance. As of June 30, 2017, 2016 and 2015 all of such securities were classified as available for sale.

	At June 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government, federal agency and government-sponsored enterprises	$25,230	$25,035	$87,193	$90,105	$105,742	$107,938
U.S. government sponsored mortgage-backed securities	81,088	80,962	26,418	27,245	59,213	58,840
Small Business Administration	2,048	2,032	—	—	—	—
State and political subdivisions	3,274	3,582	3,431	3,978	3,585	3,852

Total	$111,640	$111,611	$117,042	$121,328	$168,540	$170,630

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2017 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government, federal agency and government-sponsored enterprises	$—	—%	$5,000	2.59%	$20,230	2.20%	$—	—%	$25,230	$25,035	2.28%
U.S. government sponsored mortgage-backed securities	—	—	—	—	27,219	2.55	53,869	2.52	81,088	80,962	2.53
Small Business Administration	—	—	—	—	2,048	2.38	—	—	2,048	2,032	2.38
State and political subdivisions	171	3.24	1,286	5.81	62	4.83	1,755	3.25	3,274	3,582	4.29

Total	$171	3.24%	$6,286	3.25%	$49,559	2.40%	$55,624	2.54%	$111,640	$111,611	2.52%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or non-brokered certificates of deposit obtained through an internet listing service. At June 30, 2017, we had $38.8 million in brokered certificates of deposit and $8.9 million in non-brokered certificates of deposit obtained through an internet listing service.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2017			For the Fiscal Year Ended June 30, 2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$19,011	4.43%	0.00%	$18,760	4.51%	0.00%
Interest-bearing checking or NOW	44,080	10.28	0.09	40,852	9.82	0.09
Savings accounts	40,191	9.38	0.12	38,399	9.24	0.13
Money market accounts	75,736	17.67	0.26	72,118	17.34	0.19
Certificates of deposit	249,689	58.24	1.04	245,699	59.09	0.88

Total deposits	$428,707	100.00%	0.67%	$415,828	100.00%	0.57%

	For the Fiscal Year Ended June 30, 2015
	Average Balance	Percent	Weighted Average Rate
		(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$15,351	3.75%	0.00%
Interest-bearing checking or NOW	36,177	8.84	0.09
Savings accounts	35,480	8.68	0.17
Money market accounts	59,570	14.57	0.19
Certificates of deposit	262,372	64.16	0.85

Total deposits	$408,950	100.00%	0.60%

As of June 30, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $95.7 million. The following table sets forth the maturity of those certificates as of June 30, 2017.

At June 30, 2017
(In thousands)
Three months or less	$16,862
Over three months through six months	9,514
Over six months through one year	20,785
Over one year to three years	34,738
Over three years	13,777

Total	$95,676

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2017	2016	2015
	(In thousands)
Interest Rate:
Less than 2.00%	$242,262	$257,237	$242,965
2.00% to 2.99%	5,531	747	4,647
3.00% to 3.99%	—	—	—
4.00% to 4.99%	—	—	—
5.00% to 5.99%	—	—	—

Total	$247,793	$257,984	$247,612

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and repurchase agreements. At June 30, 2017, we had access to additional Federal Home Loan Bank of Chicago advances of up to $151.8 million based on our collateral. The following table sets forth information concerning balances and interest rates on our borrowings and repurchase agreements at the dates and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Federal Home Loan Bank of Chicago
Balance at end of period	$53,500	$67,000	$58,000
Average balance during period	64,622	64,000	48,875
Maximum outstanding at any month end	74,000	75,500	58,000
Weighted average interest rate at end of period	1.02%	1.57%	1.36%
Average interest rate during period	1.10%	1.43%	1.60%
Repurchase Agreements
Balance at end of period	$2,183	$4,392	$4,024
Average balance during period	3,277	5,111	3,398
Maximum outstanding at any month end	4,817	5,776	4,403
Weighted average interest rate at end of period	0.38%	0.45%	0.40%
Average interest rate during period	0.42%	0.42%	0.35%

Personnel

At June 30, 2017, the Association had 98 full-time employees and 3 part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

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

Capital Requirements. Federal regulations require savings associations to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of regulations implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

At June 30, 2017, Iroquois Federal’s capital exceeded all applicable requirements.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.

On July 30, 2012 Iroquois Federal received approval from the OCC to participate in the Supplemental Lending Limits Program (SLLP). This program allows eligible institutions to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower, in the lesser of the following two amounts: (1) 10% of its capital and surplus; or (2) the percentage of capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for loans secured by one- to four-family residential real estate, small business loans, small farm loans or unsecured loans in the state where the main office of the savings association is located. For Iroquois Federal, this additional limit (or “supplemental limit”) for one- to four-family residential real estate, small business, or small farm loans is 10% of its capital and surplus. In addition, the total outstanding amount of Iroquois Federal’s loans or extensions of credit or parts of loans and extensions of credit made to all of Iroquois Federal’s borrowers under the SLLP may not exceed 100% of Iroquois Federal’s capital and surplus. Iroquois Federal uses the supplemental limit for its loans to one borrower infrequently, and all such credit facilities must receive prior approval by the Board of Directors.

As of June 30, 2017, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Iroquois Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the qualified thrift lender test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At June 30, 2017, Iroquois Federal held 74.6% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to satisfy any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Iroquois Federal’s ability to pay dividends will be limited if Iroquois Federal does not have the capital conservation buffer required by the new capital rules, which may limit the ability of IF Bancorp to pay dividends to its stockholders. See “— Capital Requirements.”

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. For this purpose, a savings bank is placed in one of the five categories based on the savings bank’s capital:

•	Well Capitalized - a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater.

•	Adequately Capitalized - a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.

•	Undercapitalized - a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%.

•	Significantly Undercapitalized - a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%.

•	Critically Undercapitalized - a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At June 30, 2017, Iroquois Federal met the criteria for being considered “well-capitalized.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2017, the annualized FICO assessment was equal to 0.54 of a basis point of total assets less tangible capital.

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

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2017, Iroquois Federal was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2017, Iroquois Federal was in compliance with these reserve requirements.

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

Permissible Activities. Under present law, the business activities of IF Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of June 30, 2017, IF Bancorp, Inc. has not elected financial holding company status.

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

Because we intend to continue to originate commercial real estate, multi-family and commercial business loans and increase these loans as a percentage of our total loan portfolio, our credit risk may increase, and continued downturns in the local real estate market or economy could adversely affect our earnings.

We intend to continue originating commercial real estate, multi-family and commercial business loans. At June 30, 2017, $133.8 million, or 29.9%, of our total loan portfolio consisted of commercial real estate loans, $87.2 million, or 19.5%, of our total loan portfolio consisted of multi-family loans, and $62.4 million, or 14.0%, of our total loan portfolio consisted of commercial business loans. These categories of loans have increased significantly since June 30, 2009, when $23.8 million, or 10.5%, of our total loan portfolio consisted of commercial real estate loans, $14.8 million, or 6.6%, of our total loan portfolio consisted of multi-family loans, and $9.3 million, or 4.1%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

If our non-performing loans and other non-performing assets increase, our earnings will decrease.

At June 30, 2017, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and real estate owned) totaled $10.0 million. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets. Additionally, our real estate owned results in carrying costs such as taxes, insurance and maintenance fees. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Iroquois Federal. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly by recording a provision for loan losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. Our allowance for loan losses was 1.53% of total loans at June 30, 2017. Additions to our allowance could materially decrease our net income.

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2017, 14.7% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 48.7% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2017, our loan participations totaled $38.5 million, or 8.6% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

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

In addition to loans that we originate, at June 30, 2017, our loan portfolio included $7.6 million of purchased loans. These loans were primarily purchased from three vendors: Irwin Mortgage Corporation (now serviced by the Association); Mid America Bank (now serviced by PNC Bank); and Countrywide Financial (now serviced by Bank of America). Of these loans, $1.8 million were purchased from Countrywide and have experienced a significantly higher rate of losses than loans that we originate. As of June 30, 2017, the loans purchased from Countrywide consisted of 4 loans secured by one- to four-family residential loans, primarily in the Chicago market area. Of these 4 loans, one is classified as substandard and and one is a TDR which is now performing in accordance with the modification. The other 2 loans are performing in accordance with their original terms. If we experience additional losses on these loans, our earnings will decrease.

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

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, credit unions, FinTech companies, mortgage brokerage firms, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

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

We operate from our main office, five branch offices, an administrative office, and a data center located in Iroquois, Vermilion, Champaign and Kankakee Counties, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $5.8 million at June 30, 2017. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities. We have signed a purchase agreement on a property located at 2411 Village Green Place, Champaign, Illinois in Champaign County, with the expectation that it may be used for a new branch sometime in the future, subject to regulatory notice requirements.

Location	Year Opened	Owned/ Leased
Main Office:
201 East Cherry Street Watseka, Illinois 60970	1964	Owned

Branches:
619 North Gilbert Street Danville, Illinois 61832	1973	Owned

175 East Fourth Street Clifton, Illinois 60927	1977	Owned

511 South Chicago Road Hoopeston, Illinois 60942	1979	Owned

108 Arbours Drive Savoy, Illinois 61874	2014	Owned

421 Brown Boulevard Bourbonnais, Illinois 60914	2017	Owned

Loan Production Office:
3535 Highway 54 Osage Beach, Missouri 65065	2006	Owned

Administrative Office:
204 East Cherry Street Watseka, Illinois 60970	2001	Owned

Data Center:
819 East 4000 South Road Kankakee, Illinois 60901	2012	Leased (expires May 30, 2018)

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low	Dividend
Fiscal 2017:
First Quarter	$19.74	$18.45	$0.08
Second Quarter	$19.70	$18.43	—
Third Quarter	$20.75	$18.47	$0.08
Fourth Quarter	$20.10	$19.45	—

	High	Low	Dividend
Fiscal 2016:
First Quarter	$17.43	$16.35	$0.05
Second Quarter	$18.77	$16.94	—
Third Quarter	$19.97	$17.25	$0.08
Fourth Quarter	$19.01	$17.70	—

Holders.

As of September 1, 2017, there were 398 holders of record of the Company’s common stock.

Dividends.

The Company paid dividends of $0.05 per share in October 2015 and $0.08 per share in April 2016, October 2016 and April 2017. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/17 – 4/30/17	—	$—	—	127,050
5/1/17 – 5/31/17	—	—	—	127,050
6/1/17 – 6/30/17	—	—	—	127,050

Total	—	$—	—

(1)	The Company announced a stock repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then outstanding shares. As of June 30, 2017, 73,653 shares had been repurchased under this plan at an average price of $18.65 per share.

ITEM 6.	SELECTED FINANCIAL DATA

	At June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$585,474	$595,565	$563,668	$551,343	$547,535
Cash and cash equivalents	7,766	6,449	13,224	12,731	6,580
Investment securities available for sale	111,611	121,328	170,630	184,586	200,827
Federal Home Loan Bank of Chicago stock	2,543	5,425	5,425	5,425	5,425
Loans held for sale	186	—	93	313	492
Loans receivable, net	440,136	443,748	356,101	329,611	315,283
Real estate owned	429	338	50	436	418
Bank-owned life insurance	8,823	8,555	8,289	8,025	7,757
Deposits	439,146	433,708	415,544	404,593	371,203
Federal Home Loan Bank of Chicago advances	53,500	67,000	58,000	56,750	87,500
Total equity	83,969	83,972	80,436	82,086	81,749

	For the Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Operating Data:
Interest income	$21,338	$20,373	$18,895	$18,961	$17,610
Interest expense	3,617	3,313	3,226	3,148	3,099

Net interest income	17,721	17,060	15,669	15,813	14,511
Provision for loan losses	1,721	1,366	460	502	595

Net interest income after provision for loan losses	16,000	15,694	15,209	15,311	13,916
Noninterest income	4,728	4,095	3,320	3,068	4,489
Noninterest expense	14,535	14,209	13,420	13,040	12,638

Income before income tax expense	6,193	5,580	5,109	5,339	5,767
Income tax expense	2,274	2,014	1,835	1,862	2,057

Net income	$3,919	$3,566	$3,274	$3,477	$3,710

	At or For the Fiscal Years Ended June 30,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.67%	0.62%	0.60%	0.62%	0.70%
Return on average equity (net income as a percentage of average equity)	4.69%	4.35%	3.92%	4.26%	4.34%
Interest rate spread (1)	3.02%	3.00%	2.87%	2.83%	2.75%
Net interest margin (2)	3.14%	3.11%	2.98%	2.94%	2.86%
Efficiency ratio (3)	64.75%	67.17%	70.67%	69.06%	66.52%
Dividend payout ratio	15.09%	13.54%	12.05%	11.90%	—
Noninterest expense to average total assets	2.48%	2.49%	2.45%	2.33%	2.37%
Average interest-earning assets to average interest-bearing liabilities	118.30%	117.85%	117.98%	117.24%	118.59%
Average equity to average total assets	14.27%	14.33%	15.21%	14.61%	16.03%
Asset Quality Ratios:
Non-performing assets to total assets	1.70%	0.42%	0.55%	0.58%	0.87%
Non-performing loans to total loans	2.13%	0.49%	0.85%	0.82%	1.35%
Allowance for loan losses to non-performing loans	71.66%	244.39%	137.30%	143.10%	91.12%
Allowance for loan losses to total loans	1.53%	1.19%	1.17%	1.18%	1.23%
Net charge-offs (recoveries) to average loans	0.05%	0.05%	0.01%	0.15%	0.07%
Capital Ratios:
Total capital (to risk-weighted assets):
Company	20.09%	19.7%	23.2%	26.3%	27.9%
Association	16.9%	16.1%	19.3%	21.9%	21.6%
Tier 1 capital (to risk-weighted assets):
Company	18.8%	18.5%	22.0%	25.1%	26.6%
Association	15.7%	14.9%	18.2%	20.7%	20.3%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company (4)	18.8%	18.5%	22.0%	—%	—%
Association (4)	15.7%	14.9%	18.2%	—%	—%
Tier 1 capital (to adjusted total assets):
Company	14.3%	14.4%	14.5%	14.7%	15.0%
Association	12.0%	11.1%	11.9%	12.1%	11.4%
Tangible capital (to adjusted total assets):
Company	14.3%	14.4%	14.5%	14.7%	15.0%
Association	12.0%	11.1%	11.9%	12.1%	11.4%
Other Data:
Number of full service offices	6	5	5	5	4
Full time equivalent employees	100	95	98	95	92

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	The common equity Tier 1 (“CET1”) capital is a new capital requirement adopted by the OCC, which became effective for the Association in January, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $585.5 million in assets at June 30, 2017 from $377.2 million in assets at June 30, 2009. We have increased our assets primarily through increased investment securities and loan growth.

Historically, we have operated as a traditional thrift institution. As recently as June 30, 2009, approximately 72.4% of our loan portfolio, consisted of longer-term, one- to four-family residential real estate loans. However, in recent years, we have increased our focus on the origination of commercial real estate loans, multi-family real estate loans and commercial business loans, which generally provide higher returns than one- to four-family residential mortgage loans, have shorter durations and are often originated with adjustable rates of interest. As a result, our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) increased to 3.02% for the year ended June 30, 2017 from 2.53% for the year ended June 30, 2009. During this same period, many financial institutions have experienced interest rate spread compression. This contributed to a corresponding increase in net interest income (the difference between interest income and interest expense) to $17.7 million for the fiscal year ended June 30, 2017 from $9.5 million for the fiscal year ended June 30, 2009.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. However, late in June, 2017, one large credit in the amount of $7.8 million, secured by 45 one- to four-family properties, was moved to non-performing when the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. Our non-performing assets totaled $10.0 million or 1.70% of total assets at June 30, 2017.

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

The Association’s legal lending limit to any one borrower is 15% of unimpaired capital and surplus. On July 30, 2012 the Association received approval from the Office of the Comptroller of the Currency to participate in the Supplemental Lending Limits Program (SLLP). This program allows eligible institutions to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower. For our association this additional limit (or “supplemental limit(s)”) for one- to four-family residential real estate, small business, or small farm loans is 10% of our Association’s capital and surplus. In addition, the total outstanding amount of the Association’s loans or extensions of credit or parts of loans and extensions of credit made to all of its borrowers under the SLLP may not exceed 100% of the Association’s capital and surplus. By Association policy, participation of any credit facilities in the SLLP is to be infrequent and all credit facilities are to be with prior Board approval.

All of our mortgage-backed securities have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, U.S. government-sponsored enterprises. These entities guarantee the payment of principal and interest on our mortgage-backed securities.

On July 7, 2011, we completed our initial public offering of common stock in connection with Iroquois Federal’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to Iroquois Federal’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation.

In June, 2017 we opened a new branch office at 421 Brown Boulevard, Bourbonnais, Illinois, in Kankakee County.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2017 and no valuation allowance was necessary.

Effective July 1, 2017, the Illinois state income tax rate was increased from 5.25% to 7.00%, which combined with the state’s 2.5% replacement tax, brings our Company’s Illinois state tax rate to 9.5% in 2018, from 7.75% in 2017.

Comparison of Financial Condition at June 30, 2017 and June 30, 2016

Total assets decreased $10.1 million, or 1.7%, to $585.5 million at June 30, 2017 from $595.6 million at June 30, 2016. The decrease was primarily due to a $9.7 million decrease in investments securities and a $3.4 million decrease in net loans, partially offset by a $1.3 million increase in cash and cash equivalents.

Net loans receivable, including loans held for sale, decreased by $3.4 million, or 0.8%, to $440.3 million at June 30, 2017 from $443.7 million at June 30, 2016. The decrease in net loans receivable during this period was due primarily to a $12.3 million, or 62.3%, decrease in constructions loans, an $8.9 million, or 5.9%, decrease in one- to four-family loans, a $2.2 million, or 21.6%, decrease in consumer loans, and a $618,000, or 7.6%, decrease in home equity lines of credit, partially offset by a $14.2 million, or 11.9%, increase in commercial real estate loans, a $4.6 million, or 7.9%, increase in commercial business loans, and a $3.0 million, or 3.6%, increase in multi-family loans.

Investment securities, consisting entirely of securities available for sale, decreased $9.7 million, or 8.0%, to $111.6 million at June 30, 2017 from $121.3 million at June 30, 2016. We had no held-to-maturity securities at June 30, 2017 or June 30, 2016.

Compared to June 30, 2016, as of June 30, 2017, premises and equipment increased $1.3 million to $5.8 million, deferred income taxes increased $2.0 million to $3.7 million, mortgage servicing rights increased $270,000 to $710,000, and foreclosed assets held for sale increased $91,000 to $429,000, while accrued interest receivable decreased $264,000 to $1.5 million, other assets decreased $475,000 to $420,000 and Federal Home Loan Bank stock decreased $2.9 million to $2.5 million. The increase in premises and equipment was mostly due to the purchase of an office building, furniture and equipment for our newest office in Bourbonnais, Illinois. The increase in deferred income taxes was mostly due to an increase in the unrealized losses on sale of available-for sale securities, while the increase in mortgage servicing rights was a result of both an increase in the balance of FHLB MPF loans serviced and the market value of the servicing. The increase in foreclosed assets held for sale was due to an increase in the value of properties owned, while the decrease in accrued interest receivable was due to a decrease in our loan portfolio. The decrease in other assets resulted from a decrease in accounts receivable general due to a large receivable at June 30, 2016, for loan proceeds not yet received for the payoff of a purchased loan, that was not a receivable at June 30, 2017. The decrease in Federal Home Loan Bank stock was the result of a new Federal Home Loan Bank initiative whereby they automatically repurchase all excess stock over the calculated required amount.

At June 30, 2017, our investment in bank-owned life insurance was $8.8 million, an increase of $268,000 from $8.6 million at June 30, 2016. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for loan losses. At June 30, 2017, our investment of $8.8 million in bank-owned life insurance was 11.4% of our Tier 1 capital plus our allowance for loan losses.

Deposits increased $5.4 million, or 1.3%, to $439.1 million at June 30, 2017 from $433.7 million at June 30, 2016. Savings, NOW, and money market accounts increased $14.5 million, or 9.3%, to $171.2 million, and noninterest bearing demand accounts increased $1.1 million, or 5.8%, to $20.1 million, while certificates of deposit, excluding brokered certificates of deposit, decreased $7.3 million, or 3.4%, to $209.0 million, and brokered certificates of deposit decreased $2.9 million, or 6.9%, to $38.8 million. Repurchase agreements decreased $2.2 million to $2.2 million.

Advances from the Federal Home Loan Bank of Chicago decreased $13.5 million, or 20.1%, to $53.5 million at June 30, 2017 from $67.0 million at June 30, 2016.

Total equity was $84.0 million at both June 30, 2017 and 2016. Equity was positively impacted by net income of $3.9 million, and ESOP and stock equity plan activity of $598,000, which was offset by a decrease in accumulated other comprehensive income, net of tax, of $2.6 million, the repurchase of 73,653 shares of the Company’s common stock at an aggregate cost of approximately $1.4 million and the payment of approximately $589,000 in dividends to our shareholders. The increase due to stock equity plan activity was the result of the vesting of restricted stock awards and the decrease in other accumulated comprehensive income was primarily due to an increase in unrealized losses on securities available for sale. A stock repurchase program was adopted on February 5, 2016, which authorized the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of June 30, 2017, 73,653 shares had been repurchased under this plan at an average pc ie of $18.65 per share

Comparison of Operating Results for the Years Ended June 30, 2017 and 2016

General. Net income increased $353,000, or 9.9%, to $3.9 million net income for the year ended June 30, 2017 from $3.6 million net income for the year ended June 30, 2016. The increase was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense and an increase in provision for loan losses.

Net Interest Income. Net interest income increased by $661,000, or 3.9%, to $17.7 million for the year ended June 30, 2017 from $17.1 million for the year ended June 30, 2016. The increase was due to an increase of $965,000 in interest and dividend income, partially offset by an increase of $304,000 in interest expense. The increase in net interest income was primarily the result of an increase in the average balance of interest earning assets and higher average yields on interest earning assets. We had a $15.6 million, or 2.8%, increase in the average balance of interest earning assets, partially offset by a $11.4 million, or 2.5%, increase in the average balance of interest bearing liabilities. Our interest rate spread increased 2 basis points to 3.02% for the year ended June 30, 2017 from 3.00% for the year ended June 30, 2016, and our net interest margin increased by 3 basis points to 3.14% for the year ended June 30, 2017 from 3.11% for the year ended June 30, 2016.

Interest and Dividend Income. Interest and dividend income increased $965,000, or 4.7%, to $21.3 million for the year ended June 30, 2017 from $20.4 million for the year ended June 30, 2016. The increase in interest income was due to an increase in interest income on loans, partially offset by a decrease in interest income on securities. An increase of $1.4 million, or 8.1%, in interest on loans resulted from a $27.9 million, or 6.7%, increase in the average balance of loans to $445.8 million for the year ended June 30, 2017, and a 6 basis point, or 1.4%, increase in the average yield on loans to 4.14% from 4.08%. Interest on securities decreased $489,000, or 15.1%, due to a $13.2 million decrease in the average balance of securities to $110.5 million at June 30, 2017 from $123.7 million at June 30, 2016, and a 13 basis point, or 5.0%, decrease in the average yield on securities to 2.49% for the year ended June 30, 2017 from 2.62% for the year ended June 30, 2016.

Interest Expense. Interest expense increased $304,000, or 9.2%, to $3.6 million for the year ended June 30, 2017 from $3.3 million for the year ended June 30, 2016. The increase was primarily due to increased average balance of interest-bearing liabilities and higher market rates of interest during the period.

Interest expense on interest-bearing deposits increased $516,000, or 21.7%, to $2.9 million for the year ended June 30, 2017, from $2.4 million for the year ended June 30, 2016. This increase was primarily due to an increase in the average balance of interest-bearing deposits to $409.7 million for the year ended June 30, 2017, from $397.1 million for the year ended June 30, 2016, and also an 11 basis point, or 18.0% increase in the average cost of interest-bearing deposits to 0.71% from 0.60%.

Interest expense on borrowings, including FHLB advances and repurchase agreements, decreased $212,000, or 22.6%, to $726,000 for the year ended June 30, 2017 from $938,000 for the year ended June 30, 2016.

This decrease was due to a $1.2 million, or 1.8%, decrease in the average balance of borrowings to $67.9 million for the year ended June 30, 2017 from $69.1 million for the year ended June 30, 2016, and a 29 basis point decrease in the average cost of such borrowings to 1.07% for the year ended June 30, 2017 from 1.36% for the year ended June 30, 2016.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $1.7 million for the year ended June 30, 2017, compared to a provision for loan losses of $1.4 million for the year ended June 30, 2016. The allowance for loan losses was $6.8 million, or 1.53% of total loans, at June 30, 2017, compared to $5.4 million, or 1.19% of total loans, at June 30, 2016. Non-performing loans increased during the year ended June 30, 2017, to $9.5 million, from $2.2 million at June 30, 2016. During the year ended June 30, 2017 and 2016, $237,000 and $226,000, respectively, in net charge-offs were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2017	Year Ended June 30, 2016
Allowance to non-performing loans	71.66%	244.39%
Allowance to total loans outstanding at the end of the period	1.53%	1.19%
Net charge-offs to average total loans outstanding during the period	0.05%	0.05%
Total non-performing loans to total loans	2.13%	0.49%
Total non-performing assets to total assets	1.70%	0.42%

Noninterest Income. Noninterest income increased $633,000, or 15.5%, to $4.7 million for the year ended June 30, 2017 from $4.1 million for the year ended June 30, 2016. The increase was primarily due to increases in net realized gains on the sale of available-for-sale securities, mortgage banking income, net, and gains on sale of loans, partially offset by a decrease in brokerage commissions. For the year ended June 30, 2017, net realized gains on the sale of available-for-sale securities increased to $904,000 from $620,000, mortgage banking income, net, increased $487,000 from $126,000, and gains on sale of loans increased to $295,000 from $216,000, while brokerage commissions decreased to $583,000 from $672,000. The increase in net realized gains on the sale of available-for-sale securities was a result of a larger amount of securities sold at a gain in the year ended June 30, 2017, compared to the year ended June 30, 2016. The increase in mortgage banking income, net, was due to an increase in the balance of Federal Home Loan Bank of Chicago MPF loans serviced and the market value of the servicing, and the increase in gains on sale of loans was primarily due to an increase in the number of loans sold to the Federal Home Loan Bank of Chicago in the year ended June 30, 2017. The decrease in brokerage commissions reflects decreased activity due to movement in market interest rates.

Noninterest Expense. Noninterest expense increased $326,000, or 2.3%, to $14.5 million for the year ended June 30, 2017 from $14.2 million for the year ended June 30, 2016. The largest components of this increase were compensation and benefits, which increased $499,000, or 5.6%, equipment expense, which increased $187,000, or 19.0%, professional services, which increased $44,000, or 9.1%, and audit and accounting services, which increased $92,000, or 66.7%. Increased staffing, medical insurance costs, and normal salary increases primarily accounted for the increase in compensation and benefits expense. The increase in equipment expense was the result of technology upgrades and the opening of a new office in the year ended June 30, 2017. The increase in professional services and audit and accounting were due to additional services received during the year ended June 30, 2017. These increases were partially offset by decreases in federal deposit insurance expense, which decreased $139,000, or 44.4%, and telephone and postage expense, which decreased $77,000, or 24.8%. The decrease in the federal deposit insurance expense was the result of the change in the premium calculation method by the FDIC, while the decrease in telephone and postage expense was mostly the result of a telephone system upgrade.

Income Tax Expense. We recorded a provision for income tax of $2.3 million for the year ended June 30, 2017, compared to a provision for income tax of $2.0 million for the year ended June 30, 2016, reflecting effective tax rates of 36.7% and 36.1%, respectively.

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

	For the Fiscal Years Ended June 30,
	2017			2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$145,662	$6,119	4.20%	$149,752	$6,164	4.12%	$146,802	$6,123	4.17%
Multi-family	83,292	3,275	3.93	77,544	3,029	3.91	57,526	2,303	4.00
Commercial	123,706	5,029	4.07	114,137	4,644	4.07	90,891	3,699	4.07
Home equity lines of credit	7,735	336	4.34	7,882	328	4.16	7,855	334	4.25
Construction loans	19,738	789	4.00	10,046	372	3.70	1,113	44	3.95
Commercial business loans	56,975	2,490	4.37	49,372	2,086	4.23	30,733	1,378	4.48
Consumer loans	8,687	405	4.66	9,193	432	4.70	8,512	440	5.17

Total loans	445,795	18,443	4.14	417,926	17,055	4.08	343,432	14,321	4.17

Securities:
U.S. government, federal agency and government-sponsored enterprises	69,920	1,802	2.58	88,017	2,310	2.62	106,432	2,860	2.69
U.S. government sponsored mortgage-backed securities	37,238	870	2.34	32,213	848	2.63	63,046	1,586	2.52
State and political subdivisions	3,340	75	2.25	3,496	78	2.23	3,492	84	2.41

Total securities	110,498	2,747	2.49	123,726	3,236	2.62	172,970	4,530	2.62
Other	8,716	148	1.70	7,757	82	1.06	9,634	44	0.46

Total interest-earning assets	565,009	21,338	3.78	549,409	20,373	3.71	526,036	18,895	3.59

Noninterest-earning assets	20,403			22,380			22,784

Total assets	$585,412			$571,789			$548,820

Interest-bearing liabilities:
Interest-bearing checking or NOW	$44,080	40	0.09	$40,852	37	0.09	$36,177	33	0.09
Savings accounts	40,191	49	0.12	38,399	50	0.13	35,480	60	0.17
Money market accounts	75,736	195	0.26	72,118	138	0.19	59,570	116	0.19
Certificates of deposit	249,689	2,607	1.04	245,699	2,150	0.88	262,372	2,224	0.85

Total interest-bearing deposits	409,696	2,891	0.71	397,068	2,375	0.60	393,599	2,433	0.62
Federal Home Loan Bank advances and repurchase agreements	67,899	726	1.07	69,111	938	1.36	52,273	793	1.52

Total interest-bearing liabilities	477,595	3,617	0.76	466,179	3,313	0.71	445,872	3,226	0.72

Noninterest-bearing liabilities	24,279			23,645			19,489

Total liabilities	501,874			489,824			465,361
Equity	83,538			81,965			83,459

Total liabilities and equity	585,412			571,789			548,820

Net interest income		$17,721			$17,060			$15,669

Net interest rate spread (2)			3.02%			3.00%			2.87%
Net interest-earning assets (3)	$87,414			$83,230			$80,164

Net interest margin (4)			3.14%			3.11%			2.98%
Average interest-earning assets to interest-bearing liabilities	118%			118%			118%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2017 vs. 2016			Fiscal Years Ended June 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,137	$251	$1,388	$3,049	$(315)	$2,734
Securities	(312)	(177)	(489)	(1,294)	—	(1,294)
Other	9	57	66	(10)	48	38

Total interest-earning assets	$834	$131	$965	$1,745	$(267)	$1,478

Interest-bearing liabilities:
Interest-bearing checking or NOW	$3	$—	$3	$4	$—	$4
Savings accounts	2	(3)	(1)	5	(15)	(10)
Certificates of deposit	32	425	457	(149)	75	(74)
Money market accounts	7	50	57	22	—	22

Total interest-bearing deposits	44	472	516	(118)	60	(58)
Federal Home Loan Bank advances	(16)	(196)	(212)	236	(91)	145

Total interest-bearing liabilities	$28	$276	$304	$118	$(31)	$87

Change in net interest income	$806	$(145)	$661	$1,627	$(236)	$1,391

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

The tables below illustrate the simulated impact of rate shock scenarios up to 400 basis points over a two-year period on our earnings at risk for net interest income. The earnings at risk tables show net interest income decreasing in a rising rate environment. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2017 resulting from immediate rate shocks ranging from -400 basis points to +400 basis points.

Earnings at Risk

Change in Interest Rates (basis points)	% Change in Net Interest Income
	6/30/18	6/30/19
+400	(9.52)	(8.66)
+300	(6.04)	(4.89)
+200	(3.49)	(2.33)
+100	(1.60)	(0.93)
0	—	—
-100	0.40	1.20
-200	(2.03)	(2.34)
-300	(4.53)	(4.96)
-400	(6.86)	(7.39)

Net Economic Value of Equity (NEVE) at Risk

Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE
+400	80,442	(3.03)
+300	79,066	(4.69)
+200	77,734	(6.29)
+100	80,377	(3.11)
0	82,956	—
-100	80,294	(3.21)
-200	76,706	(7.53)
-300	73,059	(11.93)
-400	69,278	(16.49)

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2017 and 2016, our liquidity ratio averaged 19.0% and 21.4% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2017.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $7.8 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2017, we had $25.4 million in loan commitments outstanding, and $42.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2017 totaled $120.8 million, or 27.5% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2017. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2017 and 2016, we originated $145.9 million and $203.0 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $5.4 million for the year ended June 30, 2017, and a net increase in total deposits of $18.2 million for the year ended June 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $53.5 million at June 30, 2017. At June 30, 2017, we had the ability to borrow up to an additional $151.8 million from the Federal Home Loan Bank of Chicago based on our collateral and had the ability to borrow an additional $32.4 million from the Federal Reserve based upon current collateral pledged.

Iroquois Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2017, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See “Note 12– Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2017. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2017 is effective.

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

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 20, 2017 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2017 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2012 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	153,143	$16.63	314,125
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	153,143	$16.63	314,125

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)
3.2	Bylaws of IF Bancorp, Inc. (1)
4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)
10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (2)
10.2	Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (2)
10.3	Change in Control Agreement of Pamela J. Verkler (3)
10.4	Change in Control Agreement of Thomas J. Chamberlain
10.5	Amendment One to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (4)
10.6	Amendment One to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (4)
10.7	Amendment Two to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (5)
10.8	Amendment Two to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (5)
10.9	Directors Non Qualified Retirement Plan (1)
10.10	IF Bancorp, Inc. 2012 Equity Incentive Plan (6)
21.0	List of Subsidiaries (1)
23.0	Consent of BKD, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (7)
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016, and (vi) the notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172843), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2015.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017.
(6)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2012.
(7)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 5, 2017	By:	/s/ Walter H. Hasselbring, III
Walter H. Hasselbring, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Walter H. Hasselbring, III Walter H. Hasselbring, III	President, Chief Executive Officer and Director (Principal Executive Officer)	September 5, 2017

/s/ Pamela J. Verker Pamela J. Verkler	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 5, 2017

/s/ Gary Martin Gary Martin	Chairman of the Board	September 5, 2017

/s/ Alan D. Martin Alan D. Martin	Director	September 5, 2017

/s/ Joseph A. Cowan Joseph A. Cowan	Director	September 5, 2017

/s/ Wayne A. Lehmann Wayne A. Lehmann	Director	September 5, 2017

/s/ Frank J. Simutis Frank J. Simutis	Director	September 5, 2017

/s/ Dennis C. Wittenborn Dennis C. Wittenborn	Director	September 5, 2017

/s/ Rodney E. Yergler Rodney E. Yergler	Director	September 5, 2017

IF Bancorp, Inc.

Consolidated Financial Statements

Years Ended June 30, 2017 and 2016

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

IF Bancorp, Inc.

Watseka, Illinois

We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (Company) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IF Bancorp, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Decatur, Illinois

September 11, 2017

IF Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2017 and 2016

(in thousands)

Assets

	2017	2016
Cash and due from banks	$7,252	$5,451
Interest-bearing demand deposits	514	998

Cash and cash equivalents	7,766	6,449

Interest-bearing time deposits in banks	1,750	252
Available-for-sale securities	111,611	121,328
Loans, net of allowance for loan losses of $6,835 and $5,351 at June 30, 2017 and 2016, respectively	440,322	443,748
Premises and equipment, net of accumulated depreciation of $6,249 and $5,925 at June 30, 2017 and 2016, respectively	5,840	4,586
Federal Home Loan Bank stock, at cost	2,543	5,425
Foreclosed assets held for sale	429	338
Accrued interest receivable	1,539	1,803
Bank-owned life insurance	8,823	8,555
Mortgage servicing rights	710	440
Deferred income taxes	3,721	1,746
Other	420	895

Total assets	$585,474	$595,565

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2017	2016
Liabilities
Deposits
Demand	$20,140	$19,036
Savings, NOW and money market	171,213	156,688
Certificates of deposit	209,020	216,343
Brokered certificates of deposit	38,773	41,641

Total deposits	439,146	433,708

Repurchase agreements	2,183	4,392
Federal Home Loan Bank advances	53,500	67,000
Advances from borrowers for taxes and insurance	754	932
Accrued post-retirement benefit obligation	2,874	2,967
Accrued interest payable	55	59
Other	2,993	2,535

Total liabilities	501,505	511,593

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 3,940,408 and 4,014,061 shares issued and outstanding at June 30, 2017 and 2016, respectively	39	40
Additional paid-in capital	47,940	47,535
Unearned ESOP shares, at cost, 269,430 and 288,675 shares at June 30, 2017 and 2016, respectively	(2,694)	(2,887)
Retained earnings	39,051	37,095
Accumulated other comprehensive income (loss), net of tax	(367)	2,189

Total stockholders’ equity	83,969	83,972

Total liabilities and stockholders’ equity	$585,474	$595,565

IF Bancorp, Inc.

Consolidated Statements of Income

Years Ended June 30, 2017 and 2016

(in thousands)

	2017	2016
Interest Income
Interest and fees on loans	$18,443	$17,055
Securities
Taxable	2,604	3,088
Tax-exempt	143	148
Federal Home Loan Bank dividends	104	67
Deposits with financial institutions	44	15

Total interest and dividend income	21,338	20,373

Interest Expense
Deposits	2,891	2,375
Federal Home Loan Bank advances and repurchase agreements	726	938

Total interest expense	3,617	3,313

Net Interest Income	17,721	17,060

Provision for Loan Losses	1,721	1,366

Net Interest Income After Provision for Loan Losses	16,000	15,694

Noninterest Income
Customer service fees	511	532
Other service charges and fees	256	212
Insurance commissions	672	666
Brokerage commissions	583	672
Net realized gains on sale of available-for-sale securities	904	620
Mortgage banking income, net	487	126
Gain on sale of loans	295	216
Bank-owned life insurance income, net	268	266
Other	752	785

Total noninterest income	4,728	4,095

See Notes to Consolidated Financial Statements

	2017	2016
Noninterest Expense
Compensation and benefits	$9,470	$8,971
Office occupancy	583	584
Equipment	1,170	983
Federal deposit insurance	174	313
Stationary, printing and office	182	188
Advertising	342	352
Professional services	529	485
Supervisory examination	161	154
Audit and accounting services	230	138
Organizational dues and subscriptions	56	49
Insurance bond premiums	144	130
Telephone and postage	233	310
Loss (gain) on foreclosed assets, net	(14)	—
Other	1,275	1,552

Total noninterest expense	14,535	14,209

Income Before Income Tax	6,193	5,580

Provision for Income Taxes	2,274	2,014

Net Income	$3,919	$3,566

Earnings Per Share:
Basic	$1.06	$0.96
Diluted	$1.06	$0.95

Dividends Paid Per Share	$0.16	$0.13

IF Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2017 and 2016

(in thousands)

	2017	2016
Net Income	$3,919	$3,566

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(1,334) and $1,078 for 2017 and 2016, respectively	(2,077)	1,738

Less: reclassification adjustment for realized gains included in net income, net of taxes of $354 and $243 for 2017 and 2016, respectively	550	377

	(2,627)	1,361

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $45 and $(102) for 2017 and 2016, respectively	71	(171)

Other comprehensive income (loss), net of tax	(2,556)	1,190

Comprehensive Income	$1,363	$4,756

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2017 and 2016

(in thousands)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total
Balance, July 1, 2015	$41	$47,009	$(3,079)	$35,466	$999	$80,436
Net income	—	—	—	3,566	—	3,566
Other comprehensive income	—	—	—	—	1,190	1,190
Dividends on common stock, $0.13 per share	—	—	—	(484)	—	(484)
Stock equity plan	—	377	—	(28)	—	349
Stock repurchase, 83,313 shares, average price $17.11 each	(1)	—	—	(1,425)	—	(1,426)
ESOP shares earned, 19,245 shares	—	149	192	—	—	341

Balance, June 30, 2016	40	47,535	(2,887)	37,095	2,189	83,972
Net income	—	—	—	3,919	—	3,919
Other comprehensive loss	—	—	—	—	(2,556)	(2,556)
Dividends on common stock, $0.16 per share	—	—	—	(589)	—	(589)
Stock equity plan	—	226	—	—	—	226
Stock repurchase, 73,653 shares, average price $18.65 each	(1)	—	—	(1,374)	—	(1,375)
ESOP shares earned, 19,245 shares	—	179	193	—	—	372

Balance, June 30, 2017	$39	$47,940	$(2,694)	$39,051	$(367)	$83,969

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2017 and 2016

(in thousands)

	2017	2016
Operating Activities
Net income	$3,919	$3,566
Items not requiring (providing) cash
Depreciation	324	428
Provision for loan losses	1,721	1,366
Amortization of premiums and discounts on securities	236	322
Deferred income taxes	(332)	(230)
Net realized gains on loan sales	(295)	(216)
Net realized gains on sales of available-for-sale securities	(904)	(620)
(Gain) loss on foreclosed real estate held for sale	(14)	—
Bank-owned life insurance income, net	(268)	(266)
Originations of loans held for sale	(20,523)	(15,463)
Proceeds from sales of loans held for sale	20,362	15,837
ESOP compensation expense	372	341
Stock equity plan expense	226	330
Changes in
Accrued interest receivable	264	(130)
Other assets	579	(516)
Accrued interest payable	(4)	(6)
Post retirement benefit obligation	23	40
Other liabilities	458	545

Net cash provided by operating activities	6,144	5,328

Investing Activities
Net change in interest bearing time deposits	(1,498)	(2)
Purchases of available-for-sale securities	(73,421)	(25,000)
Proceeds from the sales of available-for-sale securities	47,484	51,541
Proceeds from maturities and pay-downs of available-for-sale securities	32,007	25,255
Net change in loans	1,262	(89,349)
Purchase of premises and equipment	(1,682)	(214)
Proceeds from the sale of foreclosed assets	552	48
Purchase of Federal Home Loan Bank stock	(203)	—
Redemption of Federal Home Loan Bank stock	3,085	—

Net cash provided by (used in) investing activities	7,586	(37,721)

See Notes to Consolidated Financial Statements

	2017	2016
Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$15,629	$7,792
Net increase (decrease) in certificates of deposit, including brokered certificates	(10,191)	10,372
Net decrease in advances from borrowers for taxes and insurance	(178)	(23)
Proceeds from Federal Home Loan Bank advances	90,500	266,500
Repayment of Federal Home Loan Bank advances	(104,000)	(257,500)
Net increase (decrease) in repurchase agreements	(2,209)	368
Dividends paid	(589)	(484)
Purchases of common stock	(1,375)	(1,426)
Stock equity plan activity	—	19

Net cash provided by (used in) financing activities	(12,413)	25,618

Increase (Decrease) in Cash and Cash Equivalents	1,317	(6,775)

Cash and Cash Equivalents, Beginning of Year	6,449	13,224

Cash and Cash Equivalents, End of Year	$7,766	$6,449

Supplemental Cash Flows Information

Interest paid	$3,621	$3,319

Income taxes paid (net of refunds)	$2,554	$2,182

Foreclosed assets acquired in settlement of loans	$630	$337

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

IF Bancorp, Inc., (“IF Bancorp” or the “Company”) is a Maryland corporation whose principal activity is the ownership and management of its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”).

The Association provides a full range of banking and financial services to individual and corporate customers from our six full-service banking offices located in the municipalities of Watseka, Danville, Clifton, Hoopeston, Savoy and Bourbonnais, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. The Bourbonnais office was recently opened in June, 2017. Our primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the adjacent counties in Illinois and Indiana. Our loan production and wealth management office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Association. The Company and Association are subject to competition from other financial institutions. The Company and Association are also subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

June 30, 2017 and 2016

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2017 and 2016, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.

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

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2013.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiary.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

Stock-based Compensation Plans

At June 30, 2017 and 2016, the Company has stock-based compensation plans (stock options and restricted stock) which are described more fully in Note 15.

Transfers between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Reclassifications

Certain reclassifications have been made to the 2016 financial statements to conform to the 2017 financial statement presentation. These reclassifications had no effect on net income.

Recent and Future Accounting Requirements

In May, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Revenue Gross versus Net), which clarifies the implementation guidance related to principal versus agent considerations and adds illustrative examples to assist in the application of the guidance. The amendments in ASU 2016-08 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements in ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income. The Company is currently performing an overall assessment of revenue streams potentially affected by the ASU including deposit related fees and interchange fees to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company is currently planning to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption. The Company plans to adopt ASU 2014-09 on July 1, 2018.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The FASB issued this ASU to improve the accounting for share-based payments. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: the presentation of income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and calculation of diluted earnings per share. The new standard would have been effective for the Company on July 1, 2017; however, the Company early adopted. Adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

is effective for public entities for reporting periods beginning after December 15, 2018, with early adoption permitted. As permitted within the amendment, the Company elected to early adopt and apply the provisions of this amendment as of July 1, 2016. This adoption had no effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation. ASU 2017-09 includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently in the process of evaluating the impact of ASU 2017-09 on its consolidated financial statements, but does not expect the adoption of ASU 2017-09 to have material impact on it consolidated financial statements.

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2017:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$25,230	$39	$(234)	$25,035
Mortgage-backed:
GSE residential	81,088	372	(498)	80,962
Small Business Administration	2,048	—	(16)	2,032
State and political subdivisions	3,274	308	—	3,582

	$111,640	$719	$(748)	$111,611

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

June 30, 2016:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$87,193	$2,912	$—	$90,105
Mortgage-backed:
GSE residential	26,418	827	—	27,245
State and political subdivisions	3,431	547	—	3,978

	$117,042	$4,286	$—	$121,328

With the exception of U.S. Government and federal agency and GSE securities and Mortgage-backed-GSE residential securities with a book value of $25,230,000 and $81,088,000, respectively, and a market value of $25,035,000 and $80,962,000, respectively at June 30, 2017, the Company held no securities at June 30, 2017 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at June 30, 2017 and 2016 were issued by government sponsored enterprises.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

The amortized cost and fair value of available-for-sale securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$171	$182
One to five years	6,286	6,442
Five to ten years	22,340	22,105
After ten years	1,755	1,920

	30,552	30,649
Mortgage-backed securities	81,088	80,962

Totals	$111,640	$111,611

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $59,262,000 at June 30, 2017 and $64,180,000 at June 30, 2016.

Gross gains of $956,000 and $808,000 and gross losses of $52,000 and $188,000 resulting from sales of available-for-sale securities were realized for 2017 and 2016, respectively. The tax provision (credit) applicable to these net realized gains (losses) amounted to approximately $354,000 and $243,000, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2017 and 2016, was $75,046,000 and $0, respectively, which is approximately 67% and 0% of the Company’s available-for-sale investment portfolio. These declines in fair value at June 30, 2017, resulted from increases in market interest rates and were temporary. There were no securities reported at less than historical cost at June 30, 2017.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and 2016:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017:

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$16,717	$(234)	$—	$—	$16,717	$(234)

Mortgage-backed:

GSE residential	56,297	(498)	—	—	56,297	(498)
Small Business Administration	2,032	(16)	—	—	2,032	(16)

Total temporarily impaired securities	$75,046	$(748)	$—	$—	$75,046	$(748)

June 30, 2016:

Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at June 30, 2017, were caused by interest rate increases. The decline in market value was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017. The Company had no unrealized investment losses at June 30, 2016.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Note 3:	Loans and Allowance for Loan Losses

Classes of loans at June 30, include:

	2017	2016
Real estate loans
One- to four-family, including home equity loans	$140,647	$149,538
Multi-family	87,228	84,200
Commercial	133,841	119,643
Home equity lines of credit	7,520	8,138
Construction	7,421	19,698
Commercial	62,392	57,826
Consumer	7,905	10,086

	446,954	449,129
Less
Unearned fees and discounts, net	(203)	30
Allowance for loan losses	6,835	5,351

Loans, net	$440,322	$443,748

The Company had loans held for sale included in one- to four-family real estate loans totaling $186,000 and $0 as of June 30, 2017 and 2016, respectively.

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s lending activity includes the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer (consisting primarily of automobile loans), construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the counties in Illinois and Indiana within 30 miles of a branch or loan production office. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

Loan Concentrations

The loan portfolio includes a concentration of loans secured by commercial real estate properties, including commercial real estate construction loans, amounting to $227,359,000 and $222,395,000 as of June 30, 2017 and 2016, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $7,599,000 and $9,772,000 at June 30, 2017 and 2016, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $38,531,000 and $47,731,000 at June 30, 2017 and 2016, respectively, of which $10,322,000 and $19,303,000, at June 30, 2017 and 2016 were outside of our primary market area. These participation loans are secured by real estate and other business assets.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2017 and 2016:

	2017
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Allowance for loan losses:
Balance, beginning of year	$1,198	$1,202	$1,399	$94	$227
Provision charged to expense	1,521	134	129	(18)	(152)
Losses charged off	(232)	—	(8)	—	—
Recoveries	32	—	—	—	—

Balance, end of period	$2,519	$1,336	$1,520	$76	$75

Ending balance: individually evaluated for impairment	$1,527	$—	$6	$—	$—

Ending balance: collectively evaluated for impairment	$992	$1,336	$1,514	$76	$75

Loans:
Ending balance	$140,647	$87,228	$133,841	$7,520	$7,421

Ending balance: individually evaluated for impairment	$10,034	$1,390	$25	$57	$—

Ending balance: collectively evaluated for impairment	$130,613	$85,838	$133,816	$7,463	$7,421

	2017 (Continued)
	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$1,140	$91	$—	$5,351
Provision charged to expense	102	5	—	1,721
Losses charged off	—	(35)	—	(275)
Recoveries	—	6	—	38

Balance, end of year	$1,242	$67	$—	$6,835

Ending balance: individually evaluated for impairment	$—	$—	$—	$1,533

Ending balance: collectively evaluated for impairment	$1,242	$67	$—	$5,302

Loans:
Ending balance	$62,392	$7,905	$—	$446,954

Ending balance: individually evaluated for impairment	$89	$—	$—	$11,595

Ending balance: collectively evaluated for impairment	$62,303	$7,905	$—	$435,359

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

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

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

The following tables present the credit risk profile of the Company’s loan portfolio, as of June 30, 2017 and 2016, based on rating category and payment activity:

	Real Estate Loans
June 30, 2017	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Pass	$129,814	$86,900	$133,058	$7,471	$7,421
Watch	1,146	—	485	—	—
Substandard	9,687	328	298	49	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$140,647	$87,228	$133,841	$7,520	$7,421

June 30, 2017, (Continued)	Commercial	Consumer	Total
Pass	$59,667	$7,842	$432,173
Watch	2,630	62	4,323
Substandard	95	1	10,458
Doubtful	—	—	—
Loss	—	—	—

Total	$62,392	$7,905	$446,954

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

	Real Estate Loans
June 30, 2016	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Pass	$146,924	$82,580	$115,787	$7,811	$19,698
Watch	350	1,271	3,500	—	—
Substandard	2,264	349	356	327	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$149,538	$84,200	$119,643	$8,138	$19,698

June 30, 2016, (Continued)	Commercial	Consumer	Total
Pass	$55,184	$10,073	$438,057
Watch	2,633	—	7,754
Substandard	9	13	3,318
Doubtful	—	—	—
Loss	—	—	—

Total	$57,826	$10,086	$449,129

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2017 and 2016:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2017
Real estate loans:
One- to four-family	$1,016	$158	$540	$1,714	$138,933	$140,647	$155
Multi-family	—	—	—	—	87,228	87,228	—
Commercial	4	84	—	88	133,753	133,841	—
Home equity lines of credit	2	—	24	26	7,494	7,520	—
Construction	—	—	—	—	7,421	7,421	—
Commercial	—	—	—	—	62,392	62,392	—
Consumer	59	6	—	65	7,840	7,905	—

Total	$1,081	$248	$564	$1,893	$445,061	$446,954	$155

June 30, 2016
Real estate loans:
One- to four-family	$2,061	$148	$1,489	$3,698	$145,840	$149,538	$4
Multi-family	181	—	—	181	84,019	84,200	—
Commercial	—	97	27	124	119,519	119,643	—
Home equity lines of credit	39	—	316	355	7,783	8,138	—
Construction	—	—	—	—	19,698	19,698	—
Commercial	33	100	—	133	57,693	57,826	—
Consumer	16	5	8	29	10,057	10,086	8

Total	$2,330	$350	$1,840	$4,520	$444,609	$449,129	$12

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2017 and 2016:

	June 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
Loans without a specific allowance:
Real estate loans:
One- to four-family	$2,220	$2,220	$—	$2,276	$38	$51
Multi-family	1,390	1,390	—	1,421	67	90
Commercial	19	19	—	23	—	—
Home equity lines of credit	57	57	—	61	2	3
Construction	—	—	—	—	—	—
Commercial	89	89	—	87	—	—
Consumer	—	—	—	—	—	—

Loans with a specific allowance:
Real estate loans:
One- to four-family	$7,814	$7,814	$1,527	$3,907	$185	$185
Multi-family	—	—	—	—	—	—
Commercial	6	6	6	7	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Real estate loans:
One- to four-family	$10,034	$10,034	$1,527	$6,183	$223	$236
Multi-family	1,390	1,390	—	1,421	67	90
Commercial	25	25	6	30	—	—
Home equity lines of credit	57	57	—	61	2	3
Construction	—	—	—	—	—	—
Commercial	89	89	—	87	—	—
Consumer	—	—	—	—	—	—

Total	$11,595	$11,595	$1,533	$7,782	$292	$329

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

	June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
Loans without a specific allowance:
Real estate loans:
One- to four-family	$2,291	$2,291	$—	$2,338	$32	$42
Multi-family	1,457	1,457	—	1,497	67	90
Commercial	28	28	—	29	—	—
Home equity lines of credit	327	327	—	346	—	2
Construction	—	—	—	—	—	—
Commercial	9	9	—	15	—	—
Consumer	—	—	—	3	—	—

Loans with a specific allowance:
Real estate loans:
One- to four-family	$114	$114	$6	$117	$1	$2
Multi-family	—	—	—	—	—	—
Commercial	35	35	14	40	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Real estate loans:
One- to four-family	$2,405	$2,405	$6	$2,455	$33	$44
Multi-family	1,457	1,457	—	1,497	67	90
Commercial	63	63	14	69	—	—
Home equity lines of credit	327	327	—	346	—	2
Construction	—	—	—	—	—	—
Commercial	9	9	—	15	—	—
Consumer	—	—	—	3	—	—

Total	$4,261	$4,261	$20	$4,385	$100	$136

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at June 30, 2017 and 2016:

	2017	2016
Real estate loans
One- to four-family, including home equity loans	$9,105	$1,604
Multi-family	146	185
Commercial	25	63
Home equity lines of credit	24	316
Construction	—	—
Commercial	84	9
Consumer	—	—

Total	$9,384	$2,177

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

At June 30, 2017 and 2016, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of June 30, 2017 and 2016. With the exception of one one- to four-family loan for $155,000, all were performing according to the terms of the restructuring as of June 30, 2017, and with the exception of one one-to four-family loan for $174,000, all loans were performing according to the terms of restructuring as of June 30, 2016. As of June 30, 2017 all loans listed were on nonaccrual except for fourteen one- to four-family residential loans totaling $929,000, one multi-family loan for $1.2 million, three home equity lines of credit totaling $33,000, and one consumer loan for $5,000. As of June 30, 2016 all loans listed were on nonaccrual except for twelve one- to four-family residential loans totaling $802,000, one multi-family loan for $1.3 million, and one home equity line of credit for $11,000.

	June 30, 2017	June 30, 2016
Real estate loans
One- to four-family	$1,759	$984
Multi-family	1,244	1,272
Commercial	6	9
Home equity lines of credit	33	11

Total real estate loans	3,042	2,276

Construction	—	—
Commercial	84	9
Consumer	5	—

Total	$3,131	$2,285

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

The following table represents loans modified as troubled debt restructurings during the years ending June 30, 2017 and 2016:

	Year Ended June 30, 2017		Year Ended June 30, 2016
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Real estate loans:
One- to four-family	3	$830	—	$—
Home equity lines of credit	1	24	1	4
Multi-family	—	—	—	—
Commercial	—	—	—	—

Total real estate loans	4	854	1	4

Construction	—	—	—	—
Commercial	1	84	—	—
Consumer loans	1	5	—	—

Total	6	$943	1	$4

2017 Modifications

During the year ended June 30, 2017, the Company modified three one- to four-family loans totaling $830,000. One of these modifications included a decrease in interest rate, and all three modifications involved maturity concessions, and did not result in a write-off of the principal balance. The Company also modified one home equity line of credit for $24,000, one commercial business loan for $84,000, and one consumer loan for $5,000. These three modifications involved maturity concessions, and did not result in a write-off of the principal balance.

2016 Modifications

During the year ended June 30, 2016, the Company modified one home equity line of credit for $4,000.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

TDRs with Defaults

The Company had one TDR, a one- to four-family residential loan for $155,000 that was in default as of June 30, 2017, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2017. The Company had one TDR, a one- to four-family residential loan for $174,000 that was in default as of June 30, 2016, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2016. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of June 30, 2017 and 2016, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $211,000 and 338,000 respectively. In addition, as of June 30, 2017 and 2016, we had residential mortgage loans and home equity loans with a carrying value of $321,000 and $1.1 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2017	2016
Land	$976	$895
Buildings and improvements	7,471	6,178
Furniture and equipment	3,642	3,438

	12,089	10,511
Less accumulated depreciation	6,249	5,925

Net premises and equipment	$5,840	$4,586

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Note 5:	Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $88,671,000 and $79,109,000 at June 30, 2017 and 2016, respectively.

Custodial escrow balances in connection with the foregoing loan servicing were $1,026,000 and $931,000 at June 30, 2017 and 2016, respectively.

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2017 and 2016 was $710,000 and $440,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2017	2016
Fair value, beginning of period	$440	$505
Additions:
Servicing assets resulting from asset transfers	225	58
Subtractions:
Payments received and loans refinanced	(96)	(63)
Changes in fair value, due to changes in valuation inputs or assumptions	141	(60)

Fair value, end of period	$710	$440

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 6:	Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $181,146,000 at June 30, 2017 and $178,072,000 at June 30, 2016.

The following table represents interest expense by deposit type:

	2017	2016
Savings, NOW, and Money Market	$284	$226
Certificates of deposit	2,069	1,778
Brokered certificates of deposit	538	371

Total deposit interest expense	$2,891	$2,375

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

At June 30, 2017, the scheduled maturities of time deposits; including brokered time deposits, are as follows:

2018	$120,751
2019	64,610
2020	25,330
2021	32,051
2022 and thereafter	5,051

$247,793

Note 7:	Federal Home Loan Bank Advances

The Federal Home Loan Bank advances totaled $53,500,000 and $67,000,000 as of June 30, 2017 and 2016, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate, and HELOC loans totaling $287,534,000 at June 30, 2017. Advances at June 30, 2017, at interest rates from 0.77 to 4.50 percent are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2017, are:

2018	$38,500
2019	—
2020	—
2021	—
2022	5,000
Thereafter	10,000

$53,500

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The carrying value of securities sold under agreement to repurchase amounted to $2.2 million at June 30, 2017 and $4.4 million at June 30, 2016. At June 30, 2017, approximately $511,000 of our repurchase agreements had an overnight maturity, while the remaining $1.7 million in repurchase agreements had a term of 30 to 90 days. The maximum amount of outstanding agreements at any month-end during 2017 and 2016 totaled $4,817,000 and $5,776,000, respectively, and the monthly average of such agreements totaled $3,278,000 and $5,111,000 for 2017 and 2016, respectively. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Note 9:	Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois and Missouri. During the years ended June 30, 2017 and 2016, the Company did not recognize expense for interest or penalties.

The provision for income taxes includes these components:

	2017	2016
Taxes currently payable	$2,606	$2,244
Deferred income taxes	(332)	(230)

Income tax expense	$2,274	$2,014

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2017	2016
Computed at the statutory rate (34%)	$2,106	$1,897
Increase (decrease) resulting from
Tax exempt interest	(25)	(50)
Cash surrender value of life insurance	(91)	(90)
State income taxes	244	208
Other	40	49

Actual tax expense	$2,274	$2,014

Tax rate as a percentage of pre-tax income	36.7%	36.1%

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2017	2016
Deferred tax assets
Allowance for loan losses	$2,672	$2,091
Reserve for uncollectible interest	37	90
Accrued retirement liability	864	891
Deferred compensation	456	395
Deferred loan fees	117	186
Charitable foundation contribution	—	234
Postretirement health plan	225	270
Unrealized losses on available-for-sale securities	11	—
Accrued vacation	45	21
Other	47	23

	4,474	4,201

Deferred tax liabilities
Depreciation	(163)	(201)
Unrealized gains on available-for-sale securities	—	(1,677)
Federal Home Loan Bank stock dividends	(142)	(304)
Mortgage servicing rights	(278)	(172)
Deferred loan expense	(129)	(100)
Other	(41)	(1)

	(753)	(2,455)

Net deferred tax asset	$3,721	$1,746

Retained earnings at both June 30, 2017 and 2016, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $754,000 at both June 30, 2017 and 2016.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

The Company established a charitable foundation at the time of its mutual-to-stock conversion and donated to it shares of common stock equal to 7% of the shares sold in the offering, or 314,755 shares. The donated shares were valued at $3,147,550 ($10.00 per share) at the time of conversion. The Association also contributed $450,000 in cash to the Foundation. The $3,147,550 and the $450,000 cash donation, or a total of $3,597,550 was expensed during the quarter ended September 30, 2011. The Company established a deferred tax asset associated with this charitable contribution. The Company deducted the entire contribution, which was subject to limitations each year, during the five year carry forward period, which ended June 30, 2017.

Note 10:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2017	2016
Net unrealized gains (losses) on securities available for sale	$(29)	$4,286
Net unrealized postretirement health benefit plan obligations	(574)	(690)

	(603)	3,596
Tax effect	236	(1,407)

Net-of-tax amount	$(367)	$2,189

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Note 11:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2017 and 2016, were as follows:

	Amounts Reclassified From AOCI		Affected Line Item in the Condensed Consolidated
	2017	2016	Statements of Income
Realized gains on available-for-sale securities	$904	$620	Net realized gains on sale of available-for-sale securities

Amortization of defined benefit pension items:

Transition obligation	—	—	Components are included in computation of net periodic pension cost
Actuarial losses	164	(225)
Prior service costs	(48)	(48)

Total reclassified amount before tax	1,020	347

Tax expense (benefit)	399	(136)	Provision for Income Tax

Total reclassification out of AOCI	$621	$211	Net Income

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2017 and 2016, that the Association meets all capital adequacy requirements to which it is subject.

As of June 30, 2017, the most recent notification from regulators categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association’s category.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Total capital (to risk-weighted assets)	$76,034	16.93%	$35,928	8.00%	$44,910	10.00%
Tier 1 capital (to risk-weighted assets)	70,405	15.68%	26,946	6.00%	35,928	8.00%
Common Equity Tier 1 capital (to risk-weighted assets)	70,405	15.68%	20,209	4.50%	29,191	6.50%
Tier 1 capital (to adjusted total assets)	70,405	11.96%	23,543	4.00%	29,429	5.00%
Tangible capital (to adjusted tangible assets)	70,405	11.96%	8,829	1.50%	N/A	N/A

As of June 30, 2016
Total capital (to risk-weighted assets)	$71,159	16.12%	$35,307	8.00%	$44,134	10.00%
Tier 1 capital (to risk-weighted assets)	65,808	14.91%	26,480	6.00%	35,307	8.00%
Common Equity Tier 1 capital (to risk-weighted assets)	65,808	14.91%	19,860	4.50%	28,687	6.50%
Tier 1 capital (to adjusted total assets)	65,808	11.09%	23,737	4.00%	29,671	5.00%
Tangible capital (to adjusted tangible assets)	65,808	11.09%	8,901	1.50%	N/A	N/A

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

The following is a reconciliation of the Association equity amounts included in the consolidated balance sheets to the amounts reflected for regulatory purposes:

	2017	2016
Association equity	$70,038	$67,997
Less net unrealized gains	(18)	2,609
Less disallowed servicing amounts	—	—
Less postretirement benefit plan	(349)	(420)

Tier 1 capital	70,405	65,808

Plus allowance for loan losses subject to limit	5,629	5,351

Total risk-based capital	$76,034	$71,159

The Association’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the previous tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for the calendar year and retained net income for the preceding two calendar years.

Basel III Capital Rules

In 2013, the Board of Governors of the Federal Reserve System approved a final rule implementing changes intended to strengthen the regulatory capital framework for all banking organizations (Basel III) which became effective January 1, 2015, subject to a phase-in period for certain provisions. Basel III establishes and defines quantitative measures to ensure capital adequacy which require the Association to maintain minimum amounts and ratios of Common Equity tier 1 capital, total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets (leverage ratio).

The rule includes a new minimum ration of common equity tier 1 capital to risk-weighted assets of 4.5% and a new capital conservation buffer of 2.5% of risk-weighted assets that will begin on January 1, 2016 at 0.625% and be phased-in over a four-year period, increasing by the same amount on each subsequent January 1, until fully phased-in on January 1, 2019. The capital conservation buffer is required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.

Further, the minimum ratio of tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio was unchanged. Failure to maintain the required common equity Tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees. The revised capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans, requiring higher capital allocations. The net unrealized gain or loss on available securities is not included in computing regulatory capital.

Note 13:	Related Party Transactions

At June 30, 2017 and 2016, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2017	2016
Balance, beginning of year	$5,569	$3,819
New loans	713	3,293
Repayments	(1,762)	(1,543)

Balance, end of year	$4,520	$5,569

Deposits from related parties held by the Company at June 30, 2017 and 2016 totaled $1,699,000 and $1,396,000, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $125,000 to the plan in fiscal year 2018.

The Company uses a June 30 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2017	2016
Change in benefit obligation
Beginning of year	$2,967	$2,654
Service cost	47	46
Interest cost	93	111
Actuarial loss	(119)	266
Benefits paid	(114)	(110)

End of year	$2,874	$2,967

Significant balances, costs and assumptions are:

	Postretirement Plan
	2017	2016
Benefit obligation	$2,874	$2,967
Fair value of plan assets	—	—

Funded status	$(2,874)	$(2,967)

Accumulated benefit obligation	$2,874	$2,967

Amounts recognized in the consolidated balance sheets:

Accrued benefit cost	$2,874	$2,967

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Components of net periodic benefit cost:

	2017	2016
Service cost	$47	$46
Interest cost	93	111
Amortization of prior service credit	(48)	(48)
Amortization of (Gain) or Loss	44	26

	$136	$135

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2017	2016
Net loss	$609	$772
Prior service credit	(34)	(82)

	$575	$690

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Other significant balances and costs are:

	2017	2016
Employer contribution	$114	$110
Benefits paid	114	110
Benefit costs	136	135

Other changes in plan assets and benefit obligations recognized in other comprehensive income are described in Note 11.

The estimated net loss, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $(31,000), $34,000, and $0, respectively.

A discount rate of 3.55% and 4.27% were used for 2017 and 2016, to determine the benefit obligations and benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	35	(37)

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017. The rate was assumed to decrease gradually to 5% by the year 2028 and remain at that level thereafter.

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2017:

2018	$125
2019	143
2020	157
2021	168
2022	190
2023-2027	1,019

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of an employee’s contribution. Employer contributions charged to expense for 2017 and 2016 were $64,000 and $55,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2017 and 2016 were $465,000 and $404,000, respectively.

The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent. The deferred compensation charged to expense totaled $221,000 and $171,000 for the years ended June 30, 2017 and 2016, respectively. The agreements’ accrued liability of $1.2 million and $1.0 million as of June 30, 2017 and 2016, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2018	$65
2019	87
2020	105
2021	141
2022	180
Thereafter	3,650

$4,228

Note 15:	Stock-based Compensation

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

June 30, 2017 and 2016

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

A summary of ESOP shares at June 30, 2017 and 2016 are as follows (dollars in thousands):

	2017	2016
Allocated shares	83,004	72,524
Shares committed for release	19,245	19,245
Unearned shares	269,430	288,675

Total ESOP shares	371,679	380,444

Fair value of unearned ESOP shares (1)	$5,254	$5,294

(1)	Based on closing price of $19.50 and $18.34 per share on June 30, 2017, and 2016, respectively.

During the year ended June 30, 2017 and 2016, 8,765 and 2,071 ESOP shares, respectively, were paid to ESOP participants due to separation from service.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 8 years, starting in December 2016. As of June 30, 2017, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the year ended June 30, 2017 (dollars in thousands):

	Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, June 30, 2016	164,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	11,000	16.63

Outstanding, June 30, 2017	153,143	$16.63	6.4	$440	(1)

Exercisable, June 30, 2017	64,000	$16.63	6.4	$184	(1)

(1)	Based on closing price of $19.50 per share on June 30, 2017.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the year ended June 30, 2017.

There were 22,286 options that vested during the year ended June 30, 2017. Stock-based compensation expense and related tax benefit was $57,000 and $19,380, respectively, for the year ended June 30, 2017, and was $78,000 and $26,520, respectively, for the year ended June 30, 2016, and was recognized in non-interest expense. Total unrecognized compensation cost related to non-vested stock options was $193,000 at June 30, 2017 and is expected to be recognized over a weighted-average period of 3.4 years.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2017:

	Shares	Weighted- Average Grant-Date Fair Value
Balance, June 30, 2016	80,500	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,062	16.79

Balance, June 30, 2017	70,438	16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was $160,000 and $54,400, respectively, for the year ended June 30, 2017, and was $238,000 and $80,920, respectively, for the year ended June 30, 2016, and was recognized in non-interest expense. Unrecognized compensation expense for non-vested restricted stock awards was $1.1 million and is expected to be recognized over 6.4 years with a corresponding credit to paid-in capital.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Note 16:	Earnings Per Share (“EPS”)

Basic and diluted earnings per common share are presented for the years ended June 30, 2017 and 2016. The factors used in the earnings per common share computation follow:

	Year Ended	Year Ended
	June 30, 2017	June 30, 2016
Net income	$3,919	$3,566

Basic weighted average shares outstanding	3,961,566	4,029,809
Less: Average unallocated ESOP shares	(279,053)	(298,298)

Average shares outstanding	3,682,513	3,731,511

Diluted effect of restricted stock awards and stock options	29,561	3,111

Diluted average shares outstanding	3,712,074	3,734,622

Basic earnings per common share	$1.06	$0.96

Diluted earnings per common share	$1.06	$0.95

The Company announced a stock repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of June 30, 2017, 73,653 shares had been repurchased under this plan at an average price of $18.65 per share.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and 2016:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Available-for-sale securities:
US Government and federal agency	$25,035	$—	$25,035	$—
Mortgage-backed securities – GSE residential	80,962	—	80,962	—
Small Business Administration	2,032	—	2,032	—
State and political subdivisions	3,582	—	3,582	—

Mortgage servicing rights	710	—	—	710

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2017. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2016 or 2015. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of June 30, 2017 or 2016.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2015	$505

Total realized and unrealized gains and losses included in net income	(60)
Servicing rights that result from asset transfers	58
Payments received and loans refinanced	(63)

Balance, June 30, 2016	440

Total realized and unrealized gains and losses included in net income	141
Servicing rights that result from asset transfers	225
Payments received and loans refinanced	(96)

Balance, June 30, 2017	$710

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$141

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and 2016:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Impaired loans (collateral dependent)	$6,287	$—	$—	$6,287
June 30, 2016:
Impaired loans (collateral dependent)	$108	$—	$—	$108

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the years ended June 30, 2017 and 2016:

	2017	2016
Impaired loans (collateral dependent)	$(1,513)	$48

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

June 30, 2017 and 2016

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$710	Discounted cash flow	Discount rate	9.5% – 10.5% (9.5%)

			Constant prepayment rate	9.5% - 31.1% (9.6%)

			Probability of default	0.00% - 0.32% (0.31%)

Impaired loans (collateral dependent)	6,287	Market comparable properties	Marketability discount	7.0% (7.0%)

	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$440	Discounted cash flow	Discount rate	9.5% – 10.5% (9.5%)

			Constant prepayment rate	12.8% - 13.4% (13.3%)

			Probability of default	0.06% - 0.32% (0.31%)

Impaired loans (collateral dependent)	108	Market comparable properties	Marketability discount	11.8% (11.8%)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and 2016.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Financial assets
Cash and cash equivalents	$7,766	$7,766	$—	$—
Interest-bearing time deposits in banks	1,750	1,750	—	—
Loans, net of allowance for loan losses	440,322	—	—	435,103
Federal Home Loan Bank stock	2,543	—	2,543	—
Accrued interest receivable	1,539	—	1,539	—

Financial liabilities
Deposits	439,146	—	191,353	247,098
Repurchase agreements	2,183	—	2,183	—
Federal Home Loan Bank advances	53,500	—	53,440	—
Advances from borrowers for taxes and insurance	754	—	754	—
Accrued interest payable	55	—	55	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

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

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

The Company generates commercial, mortgage and consumer loans and receives deposits from customers located in Watseka, Danville, Clifton, Hoopeston, Savoy, and Bourbonnais, Illinois and within a 100-mile radius of the Company’s various locations. The Company generates commercial, mortgage and consumer loans from its location in Osage Beach, Missouri. The Company’s loans are generally secured by specific items of collateral including real property and consumer assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in the Company’s various locations.

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

At June 30, 2017 and 2016, the Company had outstanding commitments to originate loans aggregating approximately $25,353,000 and $17,555,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $18,601,000 and $11,160,000 at June 30, 2017 and 2016, respectively, with the remainder subject to adjustable interest rates. The weighted average interest rates for fixed rate loan commitments were 4.04% and 4.10% as of June 30, 2017 and 2016, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

At June 30, 2017, the Company had granted unused lines of credit to borrowers aggregating approximately $37,022,000 and $5,660,000 for commercial lines and open-end consumer lines, respectively. At June 30, 2016, the Company had granted unused lines of credit to borrowers aggregating approximately $51,298,000 and $5,618,000 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

At June 30, 2017 and 2016, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Note 20:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2017 and 2016:

Condensed Balance Sheet

	June 30,	June 30,
	2017	2016
Assets
Cash and due from banks	$11,056	$12,658
Investment in common stock of subsidiary	70,038	67,997
ESOP loan	2,942	3,102
Deferred income taxes	(39)	234

Total assets	$83,997	$83,991

Liabilities
Other liabilities	$28	$19

Total liabilities	28	19

Stockholders’ Equity	83,969	83,972

Total liabilities and stockholders’ equity	$83,997	$83,991

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Condensed Statement of Income and Comprehensive Income

	Year Ending June 30,	Year Ending June 30,
	2017	2016
Income
Interest on ESOP loan	$106	$104
Deposits with financial institutions	—	—

Total income	106	104

Expense	160	175

Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(54)	(71)

Benefit for Income Taxes	(19)	(26)

Loss Before Equity in Undistributed Loss of Subsidiary	(35)	(45)

Equity in Undistributed Income of Subsidiary	3,954	3,611

Net Income	$3,919	$3,566

Comprehensive Income	$1,363	$4,756

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

(Table dollar amounts in thousands)

Condensed Statement of Cash Flows

	Year Ended June 30,	Year Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$3,919	$3,566

Items not requiring (providing) cash
Deferred income tax	273	262
Net change in other liabilities	9	8
Earnings from subsidiary	(3,954)	(3,611)

Net cash provided by operating activities	247	225

Cash flows from financing activities
Stock purchase per stock repurchase plan	(1,375)	(1,426)
Stock equity plan activity	—	19
Dividends paid	(635)	(524)
Dividends received	—	4,000
Loan for ESOP	161	158

Net cash provided by (used in) financing activities	(1,849)	2,227

Net Change in Cash and Cash Equivalents	(1,602)	2,452

Cash and Cash Equivalents at Beginning of Year	12,658	10,206

Cash and Cash Equivalents at End of Year	$11,056	$12,658