Form 10-Q
period 2017-09-30
IF Bancorp, Inc.
filed 2017-11-09
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period forcomplying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 3,940,408 shares of common stock, par value $0.01 per share, issued and outstanding as of November 3, 2017.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	September 30,	June 30,
	2017	2017
	(Unaudited)
Assets
Cash and due from banks	$5,398	$7,252
Interest-bearing demand deposits	53	514

Cash and cash equivalents	5,451	7,766

Interest-bearing time deposits in banks	1,750	1,750
Available-for-sale securities	110,056	111,611
Loans, net of allowance for loan losses of $7,240 and $6,835 at September 30, 2017 and June 30, 2017, respectively	465,935	440,322
Premises and equipment, net of accumulated depreciation of $6,368 and $6,249 at September 30, 2017 and June 30, 2017, respectively	9,162	5,840
Federal Home Loan Bank stock, at cost	3,150	2,543
Foreclosed assets held for sale	420	429
Accrued interest receivable	1,830	1,539
Bank-owned life insurance	8,605	8,823
Mortgage servicing rights	723	710
Deferred income taxes	4,052	3,721
Other	875	420

Total assets	$612,009	$585,474

Liabilities and Equity
Liabilities
Deposits
Demand	$22,396	$20,140
Savings, NOW and money market	181,570	171,213
Certificates of deposit	210,065	209,020
Brokered certificates of deposit	38,784	38,773

Total deposits	452,815	439,146

Repurchase agreements	2,853	2,183
Federal Home Loan Bank advances	65,000	53,500
Advances from borrowers for taxes and insurance	522	754
Accrued post-retirement benefit obligation	2,880	2,874
Accrued interest payable	82	55
Other	3,115	2,993

Total liabilities	527,267	501,505

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,940,408 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	39	39
Additional paid-in capital	48,043	47,940
Unearned ESOP shares, at cost, 264,619 and 269,430 shares at September 30, 2017 and June 30, 2017, respectively	(2,646)	(2,694)
Retained earnings	39,633	39,051
Accumulated other comprehensive loss, net of tax	(327)	(367)

Total stockholders’ equity	84,742	83,969

Total liabilities and stockholders’ equity	$612,009	$585,474

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2017	2016
Interest and Dividend Income
Interest and fees on loans	$4,740	$4,668
Securities:
Taxable	646	683
Tax-exempt	35	36
Federal Home Loan Bank dividends	22	25
Deposits with other financial institutions	25	6

Total interest and dividend income	5,468	5,418

Interest Expense
Deposits	885	682
Federal Home Loan Bank advances	172	225

Total interest expense	1,057	907

Net Interest Income	4,411	4,511

Provision for Loan Losses	408	79

Net Interest Income After Provision for Loan Losses	4,003	4,432

Noninterest Income
Customer service fees	121	141
Other service charges and fees	106	60
Insurance commissions	173	173
Brokerage commissions	177	146
Net realized gains on sales of available-for-sale securities	13	117
Mortgage banking income, net	70	130
Gain on sale of loans	100	85
Bank-owned life insurance income, net	177	67
Other	231	202

Total noninterest income	1,168	1,121

Noninterest Expense
Compensation and benefits	2,339	2,216
Office occupancy	169	149
Equipment	310	293
Federal deposit insurance	43	82
Stationary, printing and office	40	40
Advertising	84	69
Professional services	79	126
Supervisory examinations	40	41
Audit and accounting services	64	51
Organizational dues and subscriptions	17	23
Insurance bond premiums	35	32
Telephone and postage	67	44
Loss (Gain) on foreclosed assets, net	—	(7)
Other	371	319

Total noninterest expense	3,658	3,478

Income Before Income Tax	1,513	2,075
Provision for Income Tax	538	772

Net Income	$975	$1,303

Earnings Per Share:
Basic	$0.27	$0.35
Diluted	$0.26	$0.35
Dividends declared per common share	$0.10	$0.08

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2017	2016
Net Income	$975	$1,303

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $31 and $(225), for 2017 and 2016, respectively	47	(352)

Less: reclassification adjustment for realized gains included in net income, net of taxes of $5 and $46 for 2017 and 2016, respectively	8	71

	39	(423)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $0 and $(1) for 2017 and 2016, respectively	1	(2)

Other comprehensive income (loss), net of tax	40	(425)

Comprehensive Income	$1,015	$878

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the three months ended September 30, 2017
Balance, July 1, 2017	$39	$47,940	$(2,694)	$39,051	$(367)	$83,969
Net income	—	—	—	975	—	975
Other comprehensive income	—	—	—	—	40	40
Dividends on common stock, $0.10 per share	—	—	—	(393)	—	(393)
Stock equity plan	—	56	—	—	—	56
ESOP shares earned, 4,811 shares	—	47	48	—	—	95

Balance, September 30, 2017	$39	$48,043	$(2,646)	$39,633	$(327)	$84,742

For the three months ended September 30, 2016
Balance, July 1, 2016	$40	$47,535	$(2,887)	$37,095	$2,189	$83,972
Net income	—	—	—	1,303	—	1,303
Other comprehensive loss	—	—	—	—	(425)	(425)
Dividends on common stock, $0.08 per share	—	—	—	(320)	—	(320)
Stock equity plan	—	56	—	—	—	56
Stock repurchase, 47,500 shares, average price $18.68 each	—	—	—	(887)	—	(887)
ESOP shares earned, 4,811 shares	—	43	48	—	—	91

Balance, September 30, 2016	$40	$47,634	$(2,839)	$37,191	$1,764	$83,790

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2017	2016
Operating Activities
Net income	$975	$1,303
Items not requiring (providing) cash
Depreciation	119	106
Provision for loan losses	408	79
Amortization of premiums and discounts on securities	41	92
Deferred income taxes	(347)	20
Net realized gains on loan sales	(100)	(85)
Net realized gains on sales of available-for-sale securities	(13)	(117)
Gain on foreclosed assets held for sale	—	(7)
Bank-owned life insurance income, net	(177)	(67)
Originations of loans held for sale	(5,621)	(4,773)
Proceeds from sales of loans held for sale	5,827	4,694
ESOP compensation expense	95	91
Stock equity plan expense	56	56
Changes in
Accrued interest receivable	(291)	(138)
Other assets	(455)	614
Accrued interest payable	27	—
Post-retirement benefit obligation	(3)	8
Other liabilities	(271)	(241)

Net cash provided by operating activities	270	1,635

Investing Activities
Purchases of available-for-sale securities	(9,130)	(2,421)
Proceeds from the sales of available-for-sale securities	5,966	—
Proceeds from maturities and pay downs of available-for-sale securities	4,756	9,759
Net change in loans	(26,140)	3,829
Purchase of premises and equipment	(3,441)	(92)
Proceeds from the sale of foreclosed assets	9	121
Redemption of Federal Home Loan Bank stock owned	203	—
Purchase of Federal Home Loan Bank stock	(810)	—
Proceeds from settlement of bank-owned life insurance policies	395	—

Net cash provided by (used in) investing activities	(28,192)	11,196

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	12,613	(3,422)
Net increase (decrease) in certificates of deposit, including brokered certificates	1,056	(6,686)
Net decrease in advances from borrowers for taxes and insurance	(232)	(282)
Proceeds from Federal Home Loan Bank advances	46,000	48,500
Repayments of Federal Home Loan Bank advances	(34,500)	(45,000)
Net increase in repurchase agreements	670	99
Stock purchase per stock repurchase plan	—	(887)

Net cash provided by (used in) financing activities	25,607	(7,678)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,315)	5,153
Cash and Cash Equivalents, Beginning of Period	7,766	6,449

Cash and Cash Equivalents, End of Period	$5,451	$11,602

Supplemental Cash Flows Information
Interest paid	$1,030	$907
Income taxes paid (net of refunds)	$509	$249
Dividends payable	$393	$320

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Form 10-Q (Unaudited)

(Table dollar amounts in thousands)

Notes to Condensed Consolidated Financial Statements

Note 1:                Basis of Financial Statement Presentation

IF Bancorp, Inc., a Maryland corporation (the “Company”), became the holding company for Iroquois Federal Savings and Loan Association (the “Association”) upon completion of the Association’s mutual-to-stock conversion on July 7, 2011. At the time of the conversion, the Company sold shares of its common stock to the public and also established an employee stock ownership plan that purchased 384,900 shares of Company stock, and a charitable foundation, Iroquois Federal Foundation, to which the Company donated 314,755 shares of Company stock and $450,000 cash. IF Bancorp, Inc.’s common stock trades on the NASDAQ Capital Market under the symbol “IROQ”.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2017 and June 30, 2017, and the results of its operations for the three month periods ended September 30, 2017 and 2016. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. The results of operations for the three-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently in the process of evaluating the impact of ASU 2017-09 on its consolidated financial statements, but does not expect the adoption of ASU 2017-09 to have material impact on it consolidated financial statements.

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

A summary of ESOP shares at September 30, 2017 and June 30, 2017 are as follows (dollars in thousands):

	September 30, 2017	June 30, 2017
Allocated shares	96,133	83,004
Shares committed for release	4,811	19,245
Unearned shares	264,619	269,430

Total ESOP shares	365,563	371,679

Fair value of unearned ESOP shares (1)	$5,134	$5,254

(1)	Based on closing price of $19.40 and $19.50 per share on September 30, 2017, and June 30, 2017, respectively.

During the three months ended September 30, 2017, 6,116 ESOP shares were paid to ESOP participants due to separation from service. During the three months ended September 30, 2016, no ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vests in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of September 30, 2017, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the three months ended September 30, 2017 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2017	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2017	153,143	$16.63	6.2	$424	(1)

Exercisable, September 30, 2017	64,000	$16.63	6.2	$177	(1)

(1)	Based on closing price of $19.40 per share on September 30, 2017.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the three months ended September 30, 2017.

There were no options that vested during the three months ended September 30, 2017 and 2016. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the three months ended September 30, 2017 and 2016. Total unrecognized compensation cost related to non-vested stock options was $179,000 at September 30, 2017 and is expected to be recognized over a weighted-average period of 3.2 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2017:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2017	70,438	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	—	—

Balance, September 30, 2017	70,438	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest expense, was $42,000 and $14,000, respectively, for both the three months ended September 30, 2017, and for the three months ended September 30, 2016. Unrecognized compensation expense for non-vested restricted stock awards was $1.1 million and is expected to be recognized over 6.2 years with a corresponding credit to paid-in capital.

Note 4:                Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2017 and 2016. The factors used in the earnings per common share computation are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016
Net income	$975	$1,303

Basic weighted average shares outstanding	3,940,408	4,010,447
Less: Average unallocated ESOP shares	(267,024)	(286,269)

Basic average shares outstanding	3,673,384	3,724,178

Diluted effect of restricted stock awards and stock options	35,081	13,985

Diluted average shares outstanding	3,708,465	3,738,163

Basic earnings per common share	$0.27	$0.35

Diluted earnings per common share	$0.26	$0.35

The Company announced a stock repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of September 30, 2017, 73,653 shares were repurchased at an average price of $18.65.

On December 10, 2013, the Company awarded 85,500 shares of restricted stock and 167,000 in stock options to officers and directors of the Association as part of the IF Bancorp, Inc. 2012 Equity Incentive Plan. The restricted stock vests over 10 years and the stock options vests over 7 years, both starting in December 2014. On December 10, 2015, the Company awarded 16,900 shares of restricted stock to officers and directors of the Association as part of this plan. This restricted stock will vest over 8 years, starting in December 2016.

Note 5:                Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2017:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$16,279	$21	$(107)	$16,193
Mortgage-backed:
GSE residential	88,458	365	(521)	88,302
Small Business Administration	2,009	—	(16)	1,993
State and political subdivisions	3,274	294	—	3,568

	$110,020	$680	$(644)	$110,056

June 30, 2017:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$25,230	$39	$(234)	$25,035
Mortgage-backed:
GSE residential	81,088	372	(498)	80,962
Small Business Administration	2,048	0	(16)	2,032
State and political subdivisions	3,274	308	0	3,582

	$111,640	$719	$(748)	$111,611

With the exception of U.S. Government, federal agency and GSE securities and Mortgage-backed GSE residential securities with a book value of approximately $16,279,000 and $88,458,000, respectively, and a market value of approximately $16,193,000 and $88,302,000, respectively, at September 30, 2017, the Company held no securities at September 30, 2017 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at September 30, 2017, and June 30, 2017 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$171	$171
One to five years	3,286	3,416
Five to ten years	16,350	16,248
After ten years	1,755	1,919

	21,562	21,754
Mortgage-backed securities	88,458	88,302

Totals	$110,020	$110,056

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $63,991,000 and $59,262,000 as of September 30, 2017 and June 30, 2017, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $2.9 million at September 30, 2017 and $2.2 million at June 30, 2017. At September 30, 2017, approximately $1.1 million of our repurchase agreements had an overnight maturity, while the remaining $1.7 million in repurchase agreements had a term of 30 to 90 days. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $20,000 and $117,000, and gross losses of $7,000 and $0, resulting from sales of available-for-sale securities were realized for the three month periods ended September 30, 2017 and 2016, respectively. The tax provision applicable to these net realized gains amounted to approximately $5,000 and $46,000, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2017 and June 30, 2017, was $75,134,000 and $75,046,000, respectively, which is approximately 68% and 67% of the Company’s available-for-sale investment portfolio.

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and June 30, 2017:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017:

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$10,893	$(107)	$—	$—	$10,893	$(107)
Mortgage-backed:
GSE residential	62,248	(521)	—	—	62,248	(521)
Small Business Administration	1,993	(16)	—	—	1,993	(16)

Total temporarily impaired securities	$75,134	$(644)	$—	$—	$75,134	$(644)

June 30, 2017:

U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$16,717	$(234)	$—	$—	$16,717	$(234)
Mortgage-backed:
GSE residential	56,297	(498)	—	—	56,297	(498)
Small Business Administration	2,032	(16)	—	—	2,032	(16)

Total temporarily impaired securities	$75,046	$(748)	$—	$—	$75,046	$(748)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at September 30, 2017 and June 30, 2017, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017 and June 30, 2017.

Note 6:                Loans and Allowance for Loan Losses

	September 30, 2017	June 30, 2017
Classes of loans include:

Real estate loans:
One- to four-family, including home equity loans	$141,076	$140,647
Multi-family	99,148	87,228
Commercial	138,370	133,841
Home equity lines of credit	7,869	7,520
Construction	9,219	7,421
Commercial	69,018	62,392
Consumer	8,213	7,905

Total loans	472,913	446,954

Less:
Unearned fees and discounts, net	(262)	(203)
Allowance for loan losses	7,240	6,835

Loans, net	$465,935	$440,322

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s principal lending activity is the origination of one- to four-family residential mortgage loans but also includes multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, and, to a much lesser extent, consumer (consisting primarily of automobile loans), construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois and Champaign, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties, including real estate construction loans, amounting to $244,793,000 and $227,359,000 as of September 30, 2017 and June 30, 2017, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $6,886,000 and $7,599,000 at September 30, 2017 and June 30, 2017, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $33,150,000 and $38,531,000 at September 30, 2017 and June 30, 2017, respectively, of which $9,690,000 and $10,322,000, at September 30, 2017 and June 30, 2017 were outside our primary market area. These participation loans are secured by real estate and other business assets.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three-month periods ended September 30, 2017 and 2016 and the year ended June 30, 2017:

	Three Months Ended September 30, 2017 Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$2,519	$1,336	$1,520	$76
Provision charged to expense	15	185	53	2
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$2,534	$1,521	$1,573	$78

Ending balance: individually evaluated for impairment	$1,537	$—	$5	$—

Ending balance: collectively evaluated for impairment	$997	$1,521	$1,568	$78

Loans:
Ending balance	$141,076	$99,148	$138,370	$7,869

Ending balance: individually evaluated for impairment	$9,944	$1,374	$22	$56

Ending balance: collectively evaluated for impairment	$131,131	$97,774	$138,348	$7,813

	Three Months Ended September 30, 2017 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$75	$1,242	$67	$6,835
Provision charged to expense	19	130	4	408
Losses charged off	—	—	(4)	(4)
Recoveries	—	—	1	1

Balance, end of period	$94	$1,372	$68	$7,240

Ending balance: individually evaluated for impairment	$—	$5	$—	$1,547

Ending balance: collectively evaluated for impairment	$94	$1,367	$68	$5,693

Loans:

Ending balance	$9,219	$69,018	$8,213	$472,913

Ending balance: individually evaluated for impairment	$—	$82	$5	$11,483

Ending balance: collectively evaluated for impairment	$9,219	$68,936	$8,208	$461,430

	Year Ended June 30, 2017 Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,198	$1,202	$1,399	$94
Provision charged to expense	1,521	134	129	(18)
Losses charged off	(232)	—	(8)	—
Recoveries	32	—	—	—

Balance, end of year	$2,519	$1,336	$1,520	$76

Ending balance: individually evaluated for impairment	$1,527	$—	$6	$—

Ending balance: collectively evaluated for impairment	$992	$1,336	$1,514	$76

Loans:
Ending balance	$140,647	$87,228	$133,841	$7,520

Ending balance: individually evaluated for impairment	$10,034	$1,390	$25	$57

Ending balance: collectively evaluated for impairment	$130,613	$85,838	$133,816	$7,463

	Year Ended June 30, 2017 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$227	$1,140	$91	$5,351
Provision charged to expense	(152)	102	5	1,721
Losses charged off	—	—	(35)	(275)
Recoveries	—	—	6	38

Balance, end of year	$75	$1,242	$67	$6,835

Ending balance: individually evaluated for impairment	$—	$—	$—	$1,533

Ending balance: collectively evaluated for impairment	$75	$1,242	$67	$5,302

Loans:
Ending balance	$7,421	$62,392	$7,905	$446,954

Ending balance: individually evaluated for impairment	$—	$89	$—	$11,595

Ending balance: collectively evaluated for impairment	$7,421	$62,303	$7,905	$435,359

	Three Months Ended September 30, 2016 Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,198	$1,202	$1,399	$94
Provision charged to expense	(40)	51	100	(2)
Losses charged off	—	—	—	—
Recoveries	18	—	—	—

Balance, end of year	$1,176	$1,253	$1,499	$92

Ending balance: individually evaluated for impairment	$5	$—	$13	$—

Ending balance: collectively evaluated for impairment	$1,171	$1,253	$1,486	$92

Loans:
Ending balance	$146,091	$82,303	$123,715	$7,935

Ending balance: individually evaluated for impairment	$2,495	$1,598	$62	$326

Ending balance: collectively evaluated for impairment	$143,596	$80,705	$123,653	$7,609

	Three Months Ended September 30, 2016 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$227	$1,140	$91	$5,351
Provision charged to expense	47	(72)	(5)	79
Losses charged off	—	—	(4)	(4)
Recoveries	—	—	1	19

Balance, end of year	$274	$1,068	$83	$5,445

Ending balance: individually evaluated for impairment	$—	$—	$—	$18

Ending balance: collectively evaluated for impairment	$274	$1,068	$83	$5,427

Loans:
Ending balance	$22,308	$53,767	$9,197	$445,316

Ending balance: individually evaluated for impairment	$—	$111	$—	$4,592

Ending balance: collectively evaluated for impairment	$22,308	$53,656	$9,197	$440,724

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
September 30, 2017 :
Pass	$130,045	$98,832	$137,597	$7,821	$9,219	$66,750	$8,166	$458,430
Watch	997	—	481	—	—	2,186	42	3,706
Substandard	10,034	316	292	48	—	82	5	10,777
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$141,076	$99,148	$138,370	$7,869	$9,219	$69,018	$8,213	$472,913

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2017:
Pass	$129,814	$86,900	$133,058	$7,471	$7,421	$59,667	$7,842	$432,173
Watch	1,146	—	485	—	—	2,630	62	4,323
Substandard	9,687	328	298	49	—	95	1	10,458
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$140,647	$87,228	$133,841	$7,520	$7,421	$62,392	$7,905	$446,954

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2017:
Real estate loans:
One- to four-family	$930	$191	$8,789	$9,910	$131,166	$141,076	$445
Multi-family	—	—	—	—	99,148	99,148	—
Commercial	86	—	—	86	138,284	138,370	—
Home equity lines of credit	45	—	24	69	7,800	7,869	—
Construction	—	—	—	—	9,219	9,219	—
Commercial	—	—	—	—	69,018	69,018	—
Consumer	26	49	3	78	8,135	8,213	3

Total	$1,087	$240	$8,816	$10,143	$462,770	$472,913	$448

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2017:
Real estate loans:
One- to four-family	$1,016	$158	$540	$1,714	$138,933	$140,647	$155
Multi-family	—	—	—	—	87,228	87,228	—
Commercial	4	84	—	88	133,753	133,841	—
Home equity lines of credit	2	—	24	26	7,494	7,520	—
Construction	—	—	—	—	7,421	7,421	—
Commercial	—	—	—	—	62,392	62,392	—
Consumer	59	6	—	65	7,840	7,905	—

Total	$1,081	$248	$564	$1,893	$445,061	$446,954	$155

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

The following tables present impaired loans:

				Three Months Ended September 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2017:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,118	$2,118	$—	$2,132	$13	$14
Multi-family	1,374	1,374	—	1,382	21	22
Commercial	17	17	—	18	—	—
Home equity line of credit	56	56	—	57	1	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Loans with a specific allowance
Real estate loans:
One- to four-family	7,826	7,826	1,537	7,825	—	—
Multi-family	—	—	—	—	—	—
Commercial	5	5	5	5	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	82	82	5	86	—	—
Consumer	5	5	—	5	—	—

Total:
Real estate loans:
One- to four-family	9,944	9,944	1,537	9,957	13	14
Multi-family	1,374	1,374	—	1,382	21	22
Commercial	22	22	5	23	—	—
Home equity line of credit	56	56	—	57	1	—
Construction	—	—	—	—	—	—
Commercial	82	82	5	86	—	—
Consumer	5	5	—	5	—	—

	$11,483	$11,483	$1,547	$11,510	$35	$36

				Year Ended June 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2017:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,220	$2,220	$—	$2,276	$38	$51
Multi-family	1,390	1,390	—	1,421	67	90
Commercial	19	19	—	23	—	—
Home equity line of credit	57	57	—	61	2	3
Construction	—	—	—	—	—	—
Commercial	89	89	—	87	—	—
Consumer	—	—	—	—	—	—

Loans with a specific allowance
Real estate loans:
One- to four-family	7,814	7,814	1,527	3,907	185	185
Multi-family	—	—	—	—	—	—
Commercial	6	6	6	7	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Real estate loans:
One- to four-family	10,034	10,034	1,527	6,183	223	236
Multi-family	1,390	1,390	—	1,421	67	90
Commercial	25	25	6	30	—	—
Home equity line of credit	57	57	—	61	2	3
Construction	—	—	—	—	—	—
Commercial	89	89	—	87	—	—
Consumer	—	—	—	—	—	—

	$11,595	$11,595	$1,533	$7,782	$292	$329

				Three Months Ended September 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2016:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,382	$2,382	$—	$2,390	$12	$13
Multi-family	1,598	1,598	—	1,608	24	24
Commercial	28	28	—	28	—	—
Home equity line of credit	326	326	—	327	—	—
Construction	—	—	—	—	—	—
Commercial	111	111	—	97	(1)	—
Consumer	—	—	—	—	—	—

Loans with a specific allowance
Real estate loans:
One- to four-family	113	113	5	114	—	—
Multi-family	—	—	—	—	—	—
Commercial	34	34	13	34	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Real estate loans:
One- to four-family	2,495	2,495	5	2,504	12	13
Multi-family	1,598	1,598	—	1,608	24	24
Commercial	62	62	13	62	—	—
Home equity line of credit	326	326	—	327	—	—
Construction	—	—	—	—	—	—
Commercial	111	111	—	97	(1)	—
Consumer	—	—	—	—	—	—

	$4,592	$4,592	$18	$4,598	$35	$37

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
Mortgages on real estate:
One- to four-family	$9,119	$9,105
Multi-family	137	146
Commercial	22	25
Home equity lines of credit	24	24
Construction loans	—	—
Commercial business loans	82	84
Consumer loans	—	—

Total	$9,384	$9,384

At September 30, 2017 and June 30, 2017, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring except for one one- to four-family residential loan for $151,000, as of September 30, 2017. As of September 30, 2017, all loans listed were on nonaccrual except for thirteen one- to four-family residential loans totaling $825,000, one multi-family loan for $1.2 million, three home equity lines of credit totaling $32,000, and one consumer loan for $5,000. All loans listed as of June 30, 2017 were on nonaccrual except for fourteen one- to four-family residential loans totaling $929,000, one multi-family loan for $1.2 million, and three home equity lines of credit for $33,000, and one consumer loan for $5,000.

	September 30, 2017	June 30, 2017
Real estate loans
One- to four-family	$1,641	$1,759
Multi-family	1,237	1,244
Commercial	5	6
Home equity lines of credit	32	33

Total real estate loans	2,915	3,042

Construction loans	—	—
Commercial business loans	78	84
Consumer loans	5	5

Total	$2,998	$3,131

Modifications

During the three month period ended September 30, 2017, no loans were modified.

During the year ended June 30, 2017, the Company modified three one- to four-family loans totaling $830,000, one home equity line of credit for $24,000, one commercial business loan $84,000, and one consumer loan for $5,000.

During the three month period ended September 30, 2016, one one- to four-family loan was modified in the amount of $79,000, and one commercial business loan was modified in the amount of $102,000.

TDR’s with Defaults

The Company had one TDR, a one- to four-family residential loan for $151,000, that was in default as of September 30, 2017, and was restructured in prior periods. No loans were in foreclosure at September 30, 2017. The Company had one TDR, a one- to four-family residential loan totaling $155,000 that was in default as of June 30, 2017, and was restructured in the prior years. No loans were in foreclosure at June 30, 2017. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30, 2017, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $201,000. In addition, as of September 30, 2017, we had residential mortgage loans and home equity loans with a carrying value of $321,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:                Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $3,150,000 and $2,543,000 of Federal Home Loan Bank stock as of September 30, 2017 and June 30, 2017. The FHLB provides liquidity and funding through advances.

Note 8:                Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2017	June 30, 2017
Net unrealized gains on securities available-for-sale	$36	$(29)
Net unrealized postretirement health benefit plan obligations	(583)	(574)

	(547)	(603)
Tax effect	220	236

Total	$(327)	$(367)

Note 9:                Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2017 and 2016, were as follows:

	Amounts Reclassified from AOCI		Affected Line Item in the Condensed
	2017	2016	Consolidated Statements of Income
Realized gains on available-for-sale securities	$13	$117	Net realized gains on sale of available-for- sale securities
Amortization of defined benefit pension items Transition obligation	$—	$—	Components are included in computation of net periodic pension cost
Actuarial losses	$9	$9
Prior service costs	$(8)	$(12)

Total reclassified amount before tax	14	114
Tax expense (benefit)	5	45	Provision for Income Tax

Total reclassification out of AOCI	$9	$69	Net Income

Note 10:                Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2017	2016
Computed at the statutory rate (34%)	$514	$706
Decrease resulting from
Tax exempt interest	(12)	(12)
Cash surrender value of life insurance	(60)	(23)
State income taxes	79	86
Other	17	15

Actual expense	$538	$772

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and June 30, 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$16,193	$—	$16,193	$—
Mortgage-backed: GSE residential	88,302	—	88,302	—
Small Business Administration	1,993	—	1,993	—
State and political subdivisions	3,568	—	3,568	—

Mortgage servicing rights	723	—	—	723

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$25,035	$—	$25,035	$—
Mortgage-backed: GSE residential	80,962	—	80,962	—
Small Business Administration	2,032	—	2,032	—
State and political subdivisions	3,582	—	3,582	—

Mortgage servicing rights	710	—	—	710

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2017. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2017 or June 30, 2017. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of September 30, 2017 or June 30, 2017.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2017	$710

Total realized and unrealized gains and losses included in net income	(8)
Servicing rights that result from asset transfers	47
Payments received and loans refinanced	(26)

Balance, September 30, 2017	$723

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(8)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and June 30, 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017:
Impaired loans (collateral-dependent)	$78	$—	$—	$78
June 30, 2017:
Impaired loans (collateral-dependent)	$6,287	$—	$—	$6,287

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Impaired loans (collateral-dependent)	$(15)	$3

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2017 and June 30, 2017.

	Fair Value at September 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$723	Discounted cash flow	Discount rate	9.5% - 10.5% (9.5%)
			Constant prepayment rate	9.9% - 37.5% (10.1%)
			Probability of default	0.00% - 0.32% (0.31%)
Impaired loans (collateral dependent)	$78	Market comparable properties	Marketability discount	6.7% - 66.7% (9.8%)

	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$710	Discounted cash flow	Discount rate	9.5% - 10.5% (9.5%)
			Constant prepayment rate	9.5% - 31.1% (9.6%)
			Probability of default	0.00% - 0.32% (0.31%)
Impaired loans (collateral dependent)	6,287	Market comparable properties	Marketability discount	7.0% (7.0%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and June 30, 2017.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017:
Financial assets
Cash and cash equivalents	$5,451	$5,451	$—	$—
Interest-bearing time deposits in banks	1,750	1,750	—	—
Loans, net of allowance for loan losses	465,935	—	—	459,951
Federal Home Loan Bank stock	3,150	—	3,150	—
Accrued interest receivable	1,830	—	1,830	—
Financial liabilities
Deposits	452,815	—	203,966	248,037
Repurchase agreements	2,853	—	2,853	—
Federal Home Loan Bank advances	65,000	—	64,967	—
Advances from borrowers for taxes and insurance	522	—	522	—
Accrued interest payable	82	—	82	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Financial assets
Cash and cash equivalents	$7,766	$7,766	$—	$—
Interest-bearing time deposits in banks	1,750	1,750	—	—
Loans, net of allowance for loan losses	440,322	—	—	435,103
Federal Home Loan Bank stock	2,543	—	2,543	—
Accrued interest receivable	1,539	—	1,539	—

Financial liabilities
Deposits	439,146	—	191,353	247,098
Repurchase agreements	2,183	—	2,183	—
Federal Home Loan Bank advances	53,500	—	53,440	—
Advances from borrowers for taxes and insurance	754	—	754	—
Accrued interest payable	55	—	55	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. - Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

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

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston, Savoy, and Bourbonnais, Illinois and Osage Beach, Missouri. We have received regulatory clearance to open a new branch at 2411 Village Green Place, Champaign, Illinois, which we expect to open by the end of June, 2018. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.89% and 3.04% for the three months ended September 30, 2017 and 2016, respectively. Net interest income decreased to $4.4 million, or $17.6 million on an annualized basis, for the three months ended September 30, 2017 from $4.5 million, or $18.0 million on an annualized basis, for the three months ended September 30, 2016.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. However, in June 2017, one large credit in the amount of $7.8 million, secured by 45 one- to four-family properties, was moved to non-performing when the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. Our non-performing loans totaled $9.8 million or 2.1% of total loans at September 30, 2017, and $9.5 million, or 2.1% of total loans at June 30, 2017. Our non-performing assets totaled $10.3 million or 1.7% of total assets at September 30, 2017, and $10.0 million, or 1.7% of total assets at June 30, 2017.

At September 30, 2017, the Association was categorized as “well capitalized” under federal regulations.

Our net income for the three months ended September 30, 2017 was $975,000, compared to a net income of $1.3 million for the three months ended September 30, 2016. The decrease in net income was due to an increase in provision for loan losses, a decrease in net interest income, and an increase in noninterest expense, partially offset by an increase in noninterest income.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for the fiscal year ended June 30, 2017.

Comparison of Financial Condition at September 30 and June 30, 2017

Total assets increased $26.5 million, or 4.5%, to $612.0 million at September 30, 2017 from $585.5 million at June 30, 2017. The increase was primarily due to a $25.6 million increase in net loans and a $3.3 million increase in premises and equipment, partially offset by a $1.6 million decrease in investment securities and a $2.3 million decrease in cash and cash equivalents.

Net loans receivable, including loans held for sale, increased by $25.6 million, or 5.8%, to $465.9 million at September 30, 2017, from $440.3 million at June 30, 2017. The increase in net loans receivable during this period was due primarily to an $11.9 million, or 13.7%, increase in multi-family loans, a $6.6 million, or 10.6%, increase in commercial business loans, a $4.5 million, or 3.4%, increase in commercial real estate loans, a $429,000, or 0.3% increase in one- to four-family residential mortgage loans, a $1.8 million, or 24.2%, increase in construction loans, a $308,000, or 3.9%, increase in consumer loans, and a $349,000, or 4.6%, increase in home equity lines of credit.

Investment securities, consisting entirely of securities available for sale, decreased $1.6 million, or 1.4%, to $111.1 million at September 30, 2017, from $111.6 million at June 30, 2017. We had no securities held to maturity at September 30, 2017 or June 30, 2017.

As of September 30, 2017, premises and equipment increased $3.3 million to $9.2 million, Federal Home Loan Bank stock increased $607,000 to $3.2 million, deferred income tax asset increased $331,000 to $4.1 million, and interest receivable increased $291,000 to $1.8 million. The increase in premises and equipment was primarily due to the purchase of a building in Champaign, Illinois, with the intent to open a branch office, and the increase in Federal Home Loan Bank stock was due to stock purchases to support loan growth and the increase in Federal Home Loan Bank advances. The increase in deferred income tax asset was mostly due to an increase in the allowance for loan losses, while the increase in interest receivable was due to an increase in the average balance of loans.

At September 30, 2017, our investment in bank-owned life insurance was $8.6 million, a decrease of $218,000 from $8.8 million at June 30, 2017, and other assets were $875,000, an increase of $455,000 from $420,000 at June 30, 2017. The increase in other assets was mostly due to a $395,000 increase in accounts receivable for proceeds of a bank-owned life insurance benefit claim. The decrease in bank-owned life insurance resulted from a decrease in the cash surrender value of the bank-owned life insurance as a result of the benefit claim. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $19.6 million at September 30, 2017.

Deposits increased $13.7 million, or 3.1%, to $452.8 million at September 30, 2017 from $439.1 million at June 30, 2017. Certificates of deposit, excluding brokered certificates of deposit, increased $1.0 million, or 0.5%, to $210.1 million, brokered certificates of deposit increased $11,000, or 0.0%, to $38.8 million, savings, NOW, and money market accounts increased $10.4 million, or 6.0%, to $181.6 million, and noninterest bearing demand accounts increased $2.3 million, or 11.2%, to $22.4 million. Repurchase agreements increased $670,000, or 30.7%, to $2.9 million at September 30, 2017 from $2.2 million at June 30, 2017. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $11.5 million, or 21.5%, to $65.0 million at September 30, 2017 from $53.5 million at June 30, 2017.

Advances from borrowers for taxes and insurance decreased $232,000, or 30.8%, to $522,000 at September 30, 2017 from $754,000 at June 30, 2017. Other liabilities increased $122,000, or 4.1%, to $3.1 million at September 30, 2017 from $3.0 million on June 30, 2017. The decrease in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in other liabilities was due to a general increase in accounts payable and accrued expenses payable due to the timing of payments.

Total equity increased $773,000, or 0.9%, to $84.7 million at September 30, 2017 from $84.0 million at June 30, 2017. Equity increased due to net income of $975,000, and an increase of $40,000 in accumulated other comprehensive income, net of tax, partially offset by dividends payable of $393,000. The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 207,703 shares of its common stock, or approximately 5% of the then current outstanding shares. There were no shares of the Company’s common stock repurchased by the Company during the three months ended September 30, 2017, and there were 127,050 shares yet to be repurchased under the plan as of September 30, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. Net income decreased $328,000 to $975,000 for the three months ended September 30, 2017 from $1.3 million for the three months ended September 30, 2016. The decrease was primarily due to an increase in interest expense, an increase in the provision for loan losses, and an increase in noninterest expense, partially offset by an increase in interest income and an increase in noninterest income.

Net Interest Income. Net interest income decreased by $100,000, or 2.2%, to $4.4 million for the three months ended September 30, 2017 from $4.5 million for the three months ended September 30, 2016. The decrease was due to an increase of $150,000 in interest expense, partially offset by an increase of $50,000 in interest income. The decrease in net interest income was primarily the result of a decrease in our net interest margin by 15 basis points to 2.89% for the three months ended September 30, 2017 compared to 3.04% for the three months ended September 30, 2016, while our interest rate spread decreased by 14 basis points to 3.02% for the three months ended September 30, 2016 compared to 3.16% for the three months ended September 30, 2016. We also had a $12.2 million, or 2.1% increase in the average balance of interest earning assets, partially offset by a $10.3 million, or 2.1% increase in average balance of interest bearing liabilities.

Interest Income. Interest income increased $50,000 or 0.9%, to $5.5 million for the three months ended September 30, 2017 from $5.4 million for the three months ended September 30, 2016. The increase in interest income was primarily due to a $72,000 increase in interest income on loans, partially offset by a $38,000 decrease in interest income on securities. The increase in interest income on loans resulted from a $14.1 million, or 3.1%, increase in the average balance of loans to $463.4 million for the three months ended September 30, 2017, from $449.3 million for the three months ended September 30, 2016, partially offset by a 7 basis point, or 1.7%, decrease in the average yield on loans to 4.09% for the three months ended September 30, 2017, from 4.16% for the three months ended September 30, 2016. Interest on securities decreased $38,000, or 5.3%, primarily as a result of an 11 basis point, or 4.4%, decrease in the average yield on securities to 2.44% for the three months ended September 30, 2017 from 2.55% for the three months ended September 30, 2016. Interest on securities also decreased due to a $1.1 million, or 1.0%, decrease in the average balance of securities to $111.5 million for the three months ended September 30, 2017, from $112.6 million for the three months ended September 30, 2016.

Interest Expense. Interest expense increased $150,000, or 16.5%, to $1.1 million for the three months ended September 30, 2017, from $907,000 for the three months ended September 30, 2016. The increase was due to increases in the average balance and average cost of deposits, partially offset by decreases in the average balance and average cost of borrowings.

Interest expense on interest-bearing deposits increased by $203,000, or 29.8%, to $885,000 for the three months ended September 30, 2017 from $682,000 for the three months ended September 30, 2016. This increase was primarily due to a $21.3 million, or 5.3% increase in the average balance of interest bearing deposits to $427.3 million and an increase in the average cost of interest bearing deposits to 0.83% for the three months ended September 2017, from 0.67% for the three months ended September 30, 2016.

Interest expense on borrowings, including FHLB advances and repurchase agreements, decreased $53,000, or 23.6%, to $172,000 for the three months ended September 30, 2017 from $225,000 for the three months ended September 30, 2016. This decrease was due to a decrease in the average balance of borrowings to $66.1 million for the three months ended September 30, 2017 from $77.1 million for the three months ended September 30, 2016, and also due to a 13 basis point decrease in the average cost of such borrowings to 1.04% for the three months ended September 30, 2017 from 1.17% for the three months ended September 30, 2016.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $408,000 for the three months ended September 30, 2017, compared to a provision for loan losses of $79,000 for the three months ended September 30, 2016. The allowance for loan losses was $7.2 million, or 1.53% of total loans, at September 30, 2017, compared to $5.4 million, or 1.22% of total loans, at September 30, 2016 and $6.8 million, or 1.53% of total loans, at June 30, 2017. Non-performing loans increased by $293,000 during the three month period ended September 30, 2017. During the three months ended September 30, 2017, a net charge-off of $3,000 was recorded, while during the three months ended September 30, 2016, a net recovery of $15,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2017	Year Ended June 30, 2017
Allowance to non-performing loans	73.64%	71.66%
Allowance to total loans outstanding at the end of the period	1.53%	1.53%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.01%	0.05%
Total non-performing loans to total loans	2.08%	2.13%
Total non-performing assets to total assets	1.67%	1.70%

Noninterest Income. Noninterest income increased $47,000, or 4.2%, to $1.2 million for the three months ended September 30, 2017 compared to $1.1 million for the three months ended September 30, 2016. The increase was primarily due to an increase in bank-owned life insurance, net, an increase in other service charges and fees, and an increase in brokerage commissions, partially offset by a decrease in net realized gains on the sale of available-for-sale securities and a decrease in mortgage banking income, net. For the three months ended September 30, 2017, bank-owned life insurance, net increased $110,000 to $177,000, other service charges and fees increased $46,000 to $106,000, and brokerage commissions increased $31,000 to $177,000, while net realized gains on the sale of available-for-sale securities decreased $104,000 to $13,000, and mortgage banking income, net decreased $60,000 to 70,000, from the three months ended September 30, 2016. The increase in bank-owned life insurance, net, was the due to a benefit claim, the increase in other service charges and fees was due to an increase in the number of loan fees, and the increase in brokerage commissions reflects increased activity in the three months ended September 30, 2017. The decrease in net realized gains on the sale of available-for-sale securities was due to a larger amount of securities sold at a gain in the three months ended September 30, 2016, than in the three months ended September 30, 2017, and the decrease in mortgage banking income, net, was a result of a higher increase in valuation of mortgage servicing rights in the three months ended September 2016 than in the three months ended September 30, 2017.

Noninterest Expense. Noninterest expense increased $180,000, or 5.2%, to $3.7 million for the three months ended September 30, 2017, from $3.5 million for the three months ended September 30, 2016. The largest components of this increase were compensation and benefits, which increased $123,000, or 5.6%, office occupancy, which increased $20,000, or 13.4%, equipment expense, which increased $17,000, or 5.8%, advertising, which increased $15,000, or 21.7%, and telephone and postage, which increased $23,000, or 52.3%. Compensation and benefits increased due to staffing changes including additional staff for the Bourbonnais office that opened in June 2017, normal salary increases and increased medical costs. Office occupancy, equipment expense, advertising, and telephone and postage all increased as a result of the addition of the new Bourbonnais office. These increases were partially offset by a $47,000, or 37.3%, decrease in professional services, and a $39,000, or 47.6%, decrease in federal deposit insurance premium. The decrease in professional services was due to additional services received in the three months ended September 30, 2016, than in the three months ended September 30, 2017, and the decrease in federal deposit insurance premium was the result of the change in the premium calculation method by the FDIC.

Income Tax Expense. We recorded a provision for income tax of $538,000 for the three months ended September 30, 2017, compared to a provision for income tax of $772,000 for the three months ended September 30, 2016, reflecting effective tax rates of 35.6% and 37.2%, respectively.

Asset Quality

At September 30, 2017, our non-accrual loans totaled $9.4 million, including $9.1 million in one- to four-family loans, $137,000 in multi-family loans, $22,000 in commercial real estate loans, $24,000 in home equity lines of credit, and $82,000 in commercial business loans.

At September 30, 2017, we had four one- to four-family residential mortgage loans totaling $445,000 and one consumer loan for $3,000, that were delinquent 90 days or greater and still accruing interest.

At September 30, 2017, loans classified as substandard equaled $10.8 million. Loans classified as substandard consisted of $10.0 million in one- to four-family loans, $316,000 in multi-family loans, $292,000 in commercial real estate loans, $48,000 in home equity lines of credit, $82,000 in commercial business loans and $5,000 in consumer loans. No loans were classified as doubtful or loss at September 30, 2017.

At September 30, 2017, watch assets consisted of $997,000 in one- to four-family residential mortgage loans, $481,000 in commercial real estate loans, $2.2 million in commercial business loans, and $42,000 in consumer loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2017 and June 30, 2017, we had $3.0 million and $3.1 million, respectively, of troubled debt restructurings. At September 30, 2017 our troubled debt restructurings consisted of $1.6 million in one- to four-family residential mortgage loans, $1.2 million in multi-family loans, $5,000 in commercial real estate loans, $32,000 in home equity lines of credit, $78,000 in commercial business loans and $5,000 in consumer loans.

Foreclosed Assets. At September 30 2017, we had $420,000 in foreclosed assets compared to $429,000 as of June 30, 2017. Foreclosed assets at September 30, 2017 consisted of $201,000 in residential real estate properties and $219,000 in commercial non-occupied property, while foreclosed assets at June 30, 2017, consisted of $210,000 in residential real estate properties and $219,000 in commercial non-occupied property.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017	2016
Balance, beginning of period	$6,835	$5,351
Loans charged off:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	(4)	(4)

Gross charged off loans	(4)	(4)

Recoveries of loans previously charged off:
Real estate loans:
One- to four-family	—	18
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	1	1

Gross recoveries of charged off loans	1	19

Net charge-offs	(3)	15

Provision charged to expense	408	79

Balance, end of period	$7,240	$5,445

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $405,000 to $7.2 million at September 30, 2017, from $6.8 million at June 30, 2017. The increase was primarily the result of an increase in outstanding loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at September 30, 2017.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of September 30 and June 30, 2017:

Portfolio segment	September 30, 2017 Net charge-offs – 12 quarter weighted historical	June 30, 2017 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.12%	0.12%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.10%	0.17%
Construction	0.00%	0.00%
Commercial business	0.00%	0.00%
Consumer	0.07%	0.05%
Entire portfolio total	0.05%	0.05%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At September 30, 2017, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at September 30, 2017	Qualitative factor applied at June 30, 2017
Real Estate:
One- to four-family	0.64%	0.64%
Multi-family	1.56%	1.56%
Commercial	1.19%	1.20%
HELOC	0.90%	0.84%
Construction	1.02%	1.01%
Commercial business	1.98%	1.99%
Consumer	0.70%	0.76%
Entire portfolio total	1.19%	1.17%

At September 30, 2017, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.6 million, as compared to $5.2 million at June 30, 2017. The general increase in qualitative factors was attributable primarily to a change in the loan portfolio mix which resulted in higher balances in loans with slightly higher qualitative factors at September 30, 2017.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2017 and the year ended June 30, 2017, our liquidity ratio averaged 18.9% and 19.0% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2017.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $5.5 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $1.8 million at September 30, 2017.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities was $270,000 and $1.6 million for the three months ended September 30, 2017 and 2016, respectively. Net cash provided by (used in) investing activities consisted primarily of proceeds from the sales, maturities, pay downs of available-for-sale securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash provided by (used in) investing activities was $(28.2) million and $11.2 million for the three months ended September 30, 2017 and 2016, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts. The net cash provided by (used in) financing activities was $25.6 million and $(7.7) million for the three months ended September 30, 2017 and 2016, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2017 and June 30, 2017.

	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Commitments to fund loans	$9,308	$25,353
Lines of credit	45,921	42,682

At September 30, 2017, certificates of deposit due within one year of September 30, 2017 totaled $129.3 million, or 28.6% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2018. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $65.0 million at September 30, 2017. At September 30, 2017, we had the ability to borrow up to an additional $142.1 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $25.1 million from the Federal Reserve based on current collateral pledged.

During the three months ended September 30, 2017, no shares were repurchased as part of the stock repurchase program that was announced by the Company on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September 30, 2017, the Company had repurchased 73,653 shares and the maximum number of shares that may yet be purchased under the plan was 127,050.

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

	September 30, 2017 Actual	June 30, 2017 Actual	Minimum to Be Well Capitalized
Tier 1 capital to total assets Association	11.9%	12.0%	5.0%
Company	14.2%	14.3%	N/A
Common equity tier 1 to risk-weighted assets Association	15.2%	15.7%	6.5%
Company	18.0%	18.8%	N/A
Tier 1 capital to risk-weighted assets Association	15.2%	15.7%	8.0%
Company	18.0%	18.8%	N/A
Total capital to risk-weighted assets Association	16.4%	16.9%	10.0%
Company	19.3%	20.1%	N/A

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

	For the Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Assets
Loans	$463,428	4,740	4.09%	$449,297	4,668	4.16%
Securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	24,282	147	2.42%	81,853	531	2.59%
Mortgage-backed: GSE residential	83,933	516	2.46%	27,285	169	2.48%
State and political subdivisions	3,274	18	2.20%	3,430	19	2.22%

Total securities	111,489	681	2.44%	112,568	719	2.55%
Other	8,495	47	2.21%	9,362	31	1.32%

Total interest-earning assets	583,412	5,468	3.75%	571,227	5,418	3.79%
Non-interest earning assets	18,861			20,433

Total assets	$602,273			$591,660

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$44,998	10	0.09%	$40,482	9	0.09%
Savings accounts	41,190	13	0.13%	39,208	12	0.12%
Money market accounts	91,497	123	0.54%	73,336	34	0.19%
Certificates of deposit	249,604	739	1.18%	252,960	627	0.99%

Total interest-bearing deposits	427,289	885	0.83%	405,986	682	0.67%
Federal Home Loan Bank Advances and repurchase agreements	66,116	172	1.04%	77,104	225	1.17%

Total interest-bearing liabilities	493,405	1,057	0.86%	483,090	907	0.75%
Noninterest-bearing liabilities	24,178			24,440

Total liabilities	517,583			507,530
Stockholders’ equity	84,690			84,130

Total liabilities and stockholders’ equity	$602,273			$591,660

Net interest income		$4,411			$4,511

Interest rate spread (1)			2.89%			3.04%
Net interest margin (2)			3.02%			3.16%
Net interest-earning assets (3)	$90,007			$88,137

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended September 30, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$457	$(385)	$72
Securities	(61)	23	(38)
Other	(18)	34	16

Total interest-earning assets	$378	$(328)	$50

Interest-bearing liabilities:
Interest-bearing checking or NOW	$1	$—	$1
Savings accounts	7	(6)	1
Certificates of deposit	(55)	167	112
Money market accounts	67	22	89

Total interest-bearing deposits	20	183	203
Federal Home Loan Bank advances	654	(707)	(53)

Total interest-bearing liabilities	$674	$(524)	$150

Change in net interest income	$(296)	$196	$(100)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of September 30, 2017, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2017.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/17 – 7/31/17	—	$—	—	127,050
8/1/17 – 8/31/17	—	—	—	127,050
9/1/17 – 9/30/17	—	—	—	127,050

Total	—	$—	—

(1)	The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. There were no shares of the Company’s common stock repurchased by the Company during the three months ended September 30, 2017, and there were 127,050 shares yet to be repurchased under the plan as of September 30, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2017, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 9, 2017	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: November 9, 2017	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)