Form 10-Q
period 2017-12-31
IF Bancorp, Inc.
filed 2018-02-09
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

The Registrant had 3,940,408 shares of common stock, par value $0.01 per share, issued and outstanding as of February 2, 2018.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	December 31,	June 30,
	2017	2017
	(Unaudited)
Assets
Cash and due from banks	$6,175	$7,252
Interest-bearing demand deposits	519	514

Cash and cash equivalents	6,694	7,766

Interest-bearing time deposits in banks	1,750	1,750
Available-for-sale securities	116,975	111,611
Loans, net of allowance for loan losses of $7,122 and $6,835 at December 31, 2017 and June 30, 2017, respectively	458,430	440,322
Premises and equipment, net of accumulated depreciation of $6,493 and $6,249 at December 31, 2017 and June 30, 2017, respectively	9,413	5,840
Federal Home Loan Bank stock, at cost	2,790	2,543
Foreclosed assets held for sale	491	429
Accrued interest receivable	1,752	1,539
Bank-owned life insurance	8,672	8,823
Mortgage servicing rights	730	710
Deferred income taxes	3,244	3,721
Other	552	420

Total assets	$611,493	$585,474

Liabilities and Equity
Liabilities
Deposits
Demand	$21,550	$20,140
Savings, NOW and money market	184,321	171,213
Certificates of deposit	216,916	209,020
Brokered certificates of deposit	38,788	38,773

Total deposits	461,575	439,146

Repurchase agreements	2,964	2,183
Federal Home Loan Bank advances	57,000	53,500
Advances from borrowers for taxes and insurance	1,014	754
Accrued post-retirement benefit obligation	2,886	2,874
Accrued interest payable	116	55
Other	2,462	2,993

Total liabilities	528,017	501,505

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,940,408 shares issued and outstanding at both December 31, 2017 and June 30, 2017	39	39
Additional paid-in capital	48,146	47,940
Unearned ESOP shares, at cost, 259,808 and 269,430 shares at December 31, 2017 and June 30, 2017, respectively	(2,598)	(2,694)
Retained earnings	38,932	39,051
Accumulated other comprehensive income (loss), net of tax	(1,043)	(367)

Total stockholders’ equity	83,476	83,969

Total liabilities and stockholders’ equity	$611,493	$585,474

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Interest and Dividend Income
Interest and fees on loans	$4,923	$4,659	$9,663	$9,327
Securities:
Taxable	650	603	1,296	1,286
Tax-exempt	35	36	70	72
Federal Home Loan Bank dividends	23	27	45	52
Deposits with other financial institutions	39	13	64	19

Total interest and dividend income	5,670	5,338	11,138	10,756

Interest Expense
Deposits	1,027	697	1,912	1,379
Federal Home Loan Bank advances	196	180	368	405

Total interest expense	1,223	877	2,280	1,784

Net Interest Income	4,447	4,461	8,858	8,972

Provision for Loan Losses	(50)	(46)	358	33

Net Interest Income After Provision for Loan Losses	4,497	4,507	8,500	8,939

Noninterest Income
Customer service fees	100	137	221	278
Other service charges and fees	94	62	200	122
Insurance commissions	170	177	343	350
Brokerage commissions	228	147	405	293
Net realized gains on sales of available-for-sale securities	—	—	13	117
Mortgage banking income, net	65	154	135	284
Gain on sale of loans	50	90	150	175
Bank-owned life insurance income, net	69	69	246	136
Other	201	182	432	384

Total noninterest income	977	1,018	2,145	2,139

Noninterest Expense
Compensation and benefits	2,556	2,427	4,895	4,643
Office occupancy	194	149	363	298
Equipment	348	301	658	594
Federal deposit insurance	42	10	85	92
Stationary, printing and office	26	44	66	84
Advertising	130	87	214	156
Professional services	188	115	267	241
Supervisory examinations	40	40	80	81
Audit and accounting services	24	23	88	74
Organizational dues and subscriptions	29	27	46	50
Insurance bond premiums	37	43	72	75
Telephone and postage	72	47	139	91
Loss (gain) on foreclosed assets, net	—	—	—	(7)
Other	837	351	1,208	670

Total noninterest expense	4,523	3,664	8,181	7,142

Income Before Income Tax	951	1,861	2,464	3,936
Provision for Income Tax	1,679	691	2,217	1,463

Net Income (Loss)	$(728)	$1,170	$247	$2,473

Earnings (Loss) Per Share:
Basic	$(0.20)	$0.32	$0.07	$0.67
Diluted	$(0.20)	$0.32	$0.07	$0.66
Dividends declared per common share	$—	$—	$0.10	$0.08

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2017	2016
Net Income (Loss)	$(728)	$1,170

Other Comprehensive Loss
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(484) and $(1,506), for 2017 and 2016, respectively	(718)	(2,343)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $1 and $(1) for 2017 and 2016, respectively	2	(2)

Other comprehensive loss, net of tax	(716)	(2,345)

Comprehensive Loss	$(1,444)	$(1,175)

	Six Months Ended December 31,
	2017	2016
Net Income	$247	$2,473

Other Comprehensive Income (Loss)
Unrealized depreciation on available-for-sale securities, net of taxes of $(462) and $(1,731), for 2017 and 2016, respectively	(663)	(2,695)

Less: reclassification adjustment for realized gains included in net income, net of taxes of $4 and $46, for 2017 and 2016, respectively	9	71

	(672)	(2,766)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(2) and $(2) for 2017 and 2016, respectively	(4)	(4)

Other comprehensive loss, net of tax	(676)	(2,770)

Comprehensive Loss	$(429)	$(297)

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the six months ended December 31, 2017
Balance, July 1, 2017	$39	$47,940	$(2,694)	$39,051	$(367)	$83,969
Net income	—	—	—	247	—	247
Other comprehensive loss	—	—	—	—	(676)	(676)
Dividends on common stock, $0.10 per share	—	—	—	(366)	—	(366)
Stock equity plan	—	112	—	—	—	112
ESOP shares earned, 9,622 shares	—	94	96	—	—	190

Balance, December 31, 2017	$39	$48,146	$(2,598)	$38,932	$(1,043)	$83,476

For the six months ended December 31, 2016
Balance, July 1, 2016	$40	$47,535	$(2,887)	$37,095	$2,189	$83,972
Net income	—	—	—	2,473	—	2,473
Other comprehensive loss	—	—	—	—	(2,770)	(2,770)
Dividends on common stock, $0.08 per share	—	—	—	(297)	—	(297)
Stock equity plan	—	112	—	—	—	112
Stock repurchase, 63,653 shares, average price $18.66 each	—	—	—	(1,188)	—	(1,188)
ESOP shares earned, 9,622 shares	—	86	96	—	—	182

Balance, December 31, 2016	$40	$47,733	$(2,791)	$38,083	$(581)	$82,484

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2017	2016
Operating Activities
Net income	$247	$2,473
Items not requiring (providing) cash
Depreciation	244	210
Provision for loan losses	358	33
Amortization of premiums and discounts on securities	92	150
Deferred income taxes	944	257
Net realized gains on loan sales	(150)	(175)
Net realized gains on sales of available-for-sale securities	(13)	(117)
Loss (gain) on foreclosed assets held for sale	—	(7)
Bank-owned life insurance income, net	(246)	(136)
Originations of loans held for sale	(10,155)	(12,003)
Proceeds from sales of loans held for sale	10,471	11,975
ESOP compensation expense	190	182
Stock equity plan expense	112	112
Changes in
Accrued interest receivable	(213)	139
Other assets	(132)	399
Accrued interest payable	61	—
Post-retirement benefit obligation	6	17
Other liabilities	(531)	(562)

Net cash provided by operating activities	1,285	2,947

Investing Activities
Net change in interest bearing time deposits	—	2
Purchases of available-for-sale securities	(23,607)	(20,704)
Proceeds from the sales of available-for-sale securities	5,966	—
Proceeds from maturities and pay-downs of available-for-sale securities	11,061	25,203
Net change in loans	(18,723)	6,719
Purchase of premises and equipment	(3,817)	(571)
Proceeds from sale of foreclosed assets	9	168
Redemption of Federal Home Loan Bank stock owned	788	—
Purchase of Federal Home Loan Bank stock	(1,035)	—
Proceeds from settlement of bank-owned life insurance policies	397	—

Net cash provided by (used in) investing activities	(28,961)	10,817

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	14,518	3,087
Net increase (decrease) in certificates of deposit, including brokered certificates	7,911	(9,932)
Net increase (decrease) in advances from borrowers for taxes and insurance	260	(128)
Proceeds from Federal Home Loan Bank advances	66,500	55,500
Repayments of Federal Home Loan Bank advances	(63,000)	(60,000)
Net increase (decrease) in repurchase agreements	781	(1,715)
Dividends paid	(366)	(297)
Stock purchase per stock repurchase plan	—	(1,188)

Net cash provided by (used in) financing activities	26,604	(14,673)

Net Decrease in Cash and Cash Equivalents	(1,072)	(909)
Cash and Cash Equivalents, Beginning of Period	7,766	6,449

Cash and Cash Equivalents, End of Period	$6,694	$5,540

Supplemental Cash Flows Information
Interest paid	$2,219	$1,784
Income taxes paid, net of refunds	$1,849	$1,552
Foreclosed assets acquired in settlement of loans	$71	$355

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Form 10-Q (Unaudited)

(Table dollar amounts in thousands)

Notes to Condensed Consolidated Financial Statements

Note 1:    Basis of Financial Statement Presentation

IF Bancorp, Inc., a Maryland corporation (the “Company”), became the holding company for Iroquois Federal Savings and Loan Association (the “Association”) upon completion of the Association’s conversion on July 7, 2011. At the time of the conversion, the Company sold shares of its common stock to the public and also established an employee stock ownership plan that purchased 384,900 shares of Company stock, and a charitable foundation, Iroquois Federal Foundation, to which the Company donated 314,755 shares of Company stock and $450,000 cash. IF Bancorp, Inc.’s common stock trades on the NASDAQ Capital Market under the symbol “IROQ”.

In December 2017, the Tax Cuts and Jobs Act was enacted, which will lower our federal income tax rate to 21% effective for tax periods after December 31, 2017. As a result, the Company is required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of the lower corporate rate on these deferred amounts. The effect of the change in tax rates on our deferred tax assets and liabilities is recognized as an expense in the period that includes the enactment date, which is the quarter ended December 31, 2017. The one-time adjustment of deferred taxes for this tax change negatively impacts the Company’s current earnings and is reflected in our December 31, 2017 financials as a $1.3 million tax expense.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2017 and June 30, 2017, and the results of its operations for the three month and six month periods ended December 31, 2017 and 2016. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. The results of operations for the three month and six month periods ended December 31, 2017 are not necessarily indicative of the results that may be expected for the entire year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. As we prepare for the adoption of ASU-2016-13, we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU 2016-13 becomes effective. The Corporation has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

In August, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU with the intent of reducing diversity in practice with respect to eight types of cash flows. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the pending adoption of ASU-2016-15 and its impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation. ASU 2017-09 includes guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently in the process of evaluating the impact of ASU 2017-09 on its consolidated financial statements, but does not expect the adoption of ASU 2017-09 to have material impact on it consolidated financial statements.

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

A summary of ESOP shares at December 31, 2017 and June 30, 2017 are as follows (dollars in thousands):

	December 31, 2017	June 30, 2017
Allocated shares	96,133	83,004
Shares committed for release	9,622	19,245
Unearned shares	259,808	269,430

Total ESOP shares	365,563	371,679

Fair value of unearned ESOP shares (1)	$5,108	$5,294

(1)	Based on closing price of $19.66 and $19.50 per share on December 31, 2017, and June 30, 2017, respectively.

During the six months ended December 31, 2017, 6,116 ESOP shares were paid to ESOP participants due to separation from service. During the six months ended December 31, 2016, 7,360 ESOP shares were paid to ESOP participants due to separation from service.

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

The following table summarizes stock option activity for the six months ended December 31, 2017 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2017	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, December 31, 2017	153,143	$16.63	5.9	$464	(1)

Exercisable, December 31, 2017	86,285	$16.63	5.9	$261	(1)

(1)	Based on closing price of $19.66 per share on December 31, 2017.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the six months ended December 31, 2017.

There were 22,285 stock options that vested during the six months ended December 31, 2017 and 22,286 stock options that vested during the six months ended December 31, 2016. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the six months ended December 31, 2017 and 2016. Total unrecognized compensation cost related to non-vested stock options was $165,000 at December 31, 2017 and is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2017:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2017	70,438	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,063	16.79

Balance, December 31, 2017	60,375	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest expense, was $85,000 and $29,000, respectively, for both the six months ended December 31, 2017 and the six months ended December 31, 2016. Unrecognized compensation expense for non-vested restricted stock awards was $1.0 million at December 31, 2017, and is expected to be recognized over 5.9 years with a corresponding credit to paid-in capital.

Note 4:    Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2017 and 2016. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net income (loss)	$(728)	$1,170	$247	$2,473

Basic weighted average shares outstanding	3,940,408	3,954,095	3,940,408	3,982,271
Less: Average unallocated ESOP shares	(262,213)	(281,458)	(264,619)	(283,864)

Basic average shares outstanding	3,678,195	3,672,637	3,675,789	3,698,407

Diluted effect of restricted stock awards and stock options	34,058	25,299	34,612	24,514

Diluted average shares outstanding	3,712,253	3,697,936	3,710,401	3,722,921

Basic earnings (loss) per common share	$(0.20)	$0.32	$0.07	$0.67

Diluted earnings (loss) per common share	$(0.20)	$0.32	$0.07	$0.66

The Company announced a stock repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of December 31, 2017, 73,653 shares were repurchased at an average price of $18.65.

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

Note 5:    Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2017:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$16,134	$1	$(197)	$15,938
Mortgage-backed:
GSE residential	97,018	202	(1,387)	95,833
Small Business Administration	2,009	—	(25)	1,984
State and political subdivisions	2,981	239	—	3,220

	$118,142	$442	$(1,609)	$116,975

June 30, 2017:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$25,230	$39	$(234)	$25,035
Mortgage-backed:
GSE residential	81,088	372	(498)	80,962
Small Business Administration	2,048	—	(16)	2,032
State and political subdivisions	3,274	308	—	3,582

	$111,640	$719	$(748)	$111,611

With the exception of U.S. Government, federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $16,134,000 and $97,018,000, respectively, and a market value of approximately $15,938,000 and $95,833,000, respectively, at December 31, 2017, the Company held no securities at December 31, 2017 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at December 31, 2017 and June 30, 2017 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$136	$138
One to five years	1,928	2,012
Five to ten years	17,427	17,217
After ten years	1,633	1,775

	21,124	21,142
Mortgage-backed securities	97,018	95,833

Totals	$118,142	$116,975

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $65,689,000 and $59,262,000 as of December 31, 2017 and June 30, 2017, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $3.0 million at December 31, 2017 and $2.2 million at June 30, 2017. At December 31, 2017, approximately $1.2 million of our repurchase agreements had an overnight maturity, while the remaining $1.8 million in repurchase agreements had a term of 30 to 90 days. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $20,000 and $117,000, and gross losses of $7,000 and $0, resulting from sales of available-for-sale securities were realized for the six month periods ended December 31, 2017 and 2016, respectively. The tax provision applicable to these net realized gains amounted to approximately $4,000 and $46,000, respectively. No gross gains or gross losses resulting from sales of available-for-sale securities were realized for the three month periods ended December 31, 2017 and 2016.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2017 and June 30, 2017, was $101,790,000 and $75,046,000, respectively, which is approximately 87% and 67% of the Company’s available-for-sale investment portfolio. These declines in fair value at June 30, 2017, resulted from increases in market interest rates and were temporary.

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and June 30, 2017:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$6,055	$(21)	$8,602	$(176)	$14,657	$(197)
Mortgage-backed:
GSE residential	65,875	(958)	19,274	(429)	85,149	(1,387)
Small Business Administration	1,984	(25)	—	—	1,984	(25)

Total temporarily impaired securities	$73,914	$(1,004)	$27,876	$(605)	$101,790	$(1,609)

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$16,717	$(234)	$—	$—	$16,717	$(234)
Mortgage-backed:
GSE residential	56,297	(498)	—	—	56,297	(498)
Small Business Administration	2,032	(16)	—	—	2,032	(16)

Total temporarily impaired securities	$75,046	$(748)	$—	$—	$75,046	$(748)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at December 31, 2017 and June 30, 2017, are mostly the result of a decline in market value that is attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017 and June 30, 2017.

Note 6:    Loans and Allowance for Loan Losses

Classes of loans include:

	December 31, 2017	June 30, 2017
Real estate loans:
One- to four-family, including home equity loans	$140,950	$140,647
Multi-family	95,231	87,228
Commercial	135,645	133,841
Home equity lines of credit	7,844	7,520
Construction	11,446	7,421
Commercial	66,160	62,392
Consumer	8,102	7,905

Total loans	465,378	446,954

Less:
Unearned fees and discounts, net	(174)	(203)
Allowance for loan losses	7,122	6,835

Loans, net	$458,430	$440,322

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $240,106,000 and $227,359,000 as of December 31, 2017 and June 30, 2017, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $6,508,000 and $7,599,000 at December 31, 2017 and June 30, 2017, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, but still primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $32,501,000 and $38,531,000 at December 31, 2017 and June 30, 2017, respectively, of which $9,082,000 and $10,322,000, at December 31, 2017 and June 30, 2017 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and six month periods ended December 31, 2017 and 2016 and the year ended June 30, 2017:

	Three Months Ended December 31, 2017
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$2,534	$1,521	$1,573	$78
Provision charged to expense	28	(61)	(38)	24
Losses charged off	(45)	—	—	(24)
Recoveries	—	—	—	—

Balance, end of period	$2,517	$1,460	$1,535	$78

Ending balance: individually evaluated for impairment	$1,527	$—	$5	$—

Ending balance: collectively evaluated for impairment	$990	$1,460	$1,530	$78

Loans:

Ending balance	$140,950	$95,231	$135,645	$7,844

Ending balance: individually evaluated for impairment	$9,782	$1,360	$21	$31

Ending balance: collectively evaluated for impairment	$131,168	$93,871	$135,624	$7,813

	Three Months Ended December 31, 2017 (Continued)

	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$94	$1,372	$68	$7,240
Provision charged to expense	30	(31)	(2)	(50)
Losses charged off	—	—	(4)	(73)
Recoveries	—	—	5	5

Balance, end of period	$124	$1,341	$67	$7,122

Ending balance: individually evaluated for impairment	$—	$—	$—	$1,532

Ending balance: collectively evaluated for impairment	$124	$1,341	$67	$5,590

Loans:

Ending balance	$11,446	$66,160	$8,102	$465,378

Ending balance: individually evaluated for impairment	$—	$61	$4	$11,259

Ending balance: collectively evaluated for impairment	$11,446	$66,099	$8,098	$454,119

	Six Months Ended December 31, 2017
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$2,519	$1,336	$1,520	$76
Provision charged to expense	43	124	15	26
Losses charged off	(45)	—	—	(24)
Recoveries	—	—	—	—

Balance, end of period	$2,517	$1,460	$1,535	$78

Ending balance: individually evaluated for impairment	$1,527	$—	$5	$—

Ending balance: collectively evaluated for impairment	$990	$1,460	$1,530	$78

Loans:

Ending balance	$140,950	$95,231	$135,645	$7,844

Ending balance: individually evaluated for impairment	$9,782	$1,360	$21	$31

Ending balance: collectively evaluated for impairment	$131,168	$93,871	$135,624	$7,813

	Six Months Ended December 31, 2017
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$75	$1,242	$67	$6,835
Provision charged to expense	49	99	2	358
Losses charged off	—	—	(8)	(77)
Recoveries	—	—	6	6

Balance, end of period	$124	$1,341	$67	$7,122

Ending balance: individually evaluated for impairment	$—	$—	$—	$1,532

Ending balance: collectively evaluated for impairment	$124	$1,341	$67	$5,590

Loans:

Ending balance	$11,446	$66,160	$8,102	$465,378

Ending balance: individually evaluated for impairment	$—	$61	$4	$11,259

Ending balance: collectively evaluated for impairment	$11,446	$66,099	$8,098	$454,119

	Year Ended June 30, 2017 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,198	$1,202	$1,399	$94
Provision charged to expense	1,521	134	129	(18)
Losses charged off	(232)	—	(8)	—
Recoveries	32	—	—	—

Balance, end of year	$2,519	$1,336	$1,520	$76

Ending balance: individually evaluated for impairment	$1,527	$—	$6	$—

Ending balance: collectively evaluated for impairment	$992	$1,336	$1,514	$76

Loans:
Ending balance	$140,647	$87,228	$133,841	$7,520

Ending balance: individually evaluated for impairment	$10,034	$1,390	$25	$57

Ending balance: collectively evaluated for impairment	$130,613	$85,838	$133,816	$7,463

	Year Ended June 30, 2017
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$227	$1,140	$91	$5,351
Provision charged to expense	(152)	102	5	1,721
Losses charged off	—	—	(35)	(275)
Recoveries	—	—	6	38

Balance, end of year	$75	$1,242	$67	$6,835

Ending balance: individually evaluated for impairment	$—	$—	$—	$1,533

Ending balance: collectively evaluated for impairment	$75	$1,242	$67	$5,302

Loans:
Ending balance	$7,421	$62,392	$7,905	$446,954

Ending balance: individually evaluated for impairment	$—	$89	$—	$11,595

Ending balance: collectively evaluated for impairment	$7,421	$62,303	$7,905	$435,359

	Three Months Ended December 31, 2016
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,176	$1,253	$1,499	$92
Provision charged to expense	20	31	(105)	(1)
Losses charged off	—	—	(8)	—
Recoveries	9	—	—	—

Balance, end of period	$1,205	$1,284	$1,386	$91

Ending balance: individually evaluated for impairment	$47	$—	$9	$—

Ending balance: collectively evaluated for impairment	$1,158	$1,284	$1,377	$91

Loans:

Ending balance	$146,490	$83,968	$118,762	$7,585

Ending balance: individually evaluated for impairment	$2,443	$1,423	$30	$10

Ending balance: collectively evaluated for impairment	$144,047	$82,545	$118,732	$7,575

	Three Months Ended December 31, 2016 (Continued)

	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$274	$1,068	$83	$5,445
Provision charged to expense	10	(8)	7	(46)
Losses charged off	—	—	(16)	(24)
Recoveries	—	—	3	12

Balance, end of period	$284	$1,060	$77	$5,387

Ending balance: individually evaluated for impairment	$—	$—	$8	$64

Ending balance: collectively evaluated for impairment	$284	$1,060	$69	$5,323

Loans:

Ending balance	$23,501	$53,404	$8,190	$441,900

Ending balance: individually evaluated for impairment	$—	$101	$8	$4,015

Ending balance: collectively evaluated for impairment	$23,501	$53,303	$8,182	$437,885

	Six Months Ended December 31, 2016
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,198	$1,202	$1,399	$94
Provision charged to expense	(20)	82	(5)	(3)
Losses charged off	—	—	(8)	—
Recoveries	27	—	—	—

Balance, end of period	$1,205	$1,284	$1,386	$91

Ending balance: individually evaluated for impairment	$47	$—	$9	$—

Ending balance: collectively evaluated for impairment	$1,158	$1,284	$1,377	$91

Loans:

Ending balance	$146,490	$83,968	$118,762	$7,585

Ending balance: individually evaluated for impairment	$2,443	$1,423	$30	$10

Ending balance: collectively evaluated for impairment	$144,047	$82,545	$118,732	$7,575

	Six Months Ended December 31, 2016
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$227	$1,140	$91	$5,351
Provision charged to expense	57	(80)	2	33
Losses charged off	—	—	(20)	(28)
Recoveries	—	—	4	31

Balance, end of period	$284	$1,060	$77	$5,387

Ending balance: individually evaluated for impairment	$—	$—	$8	$64

Ending balance: collectively evaluated for impairment	$284	$1,060	$69	$5,323

Loans:

Ending balance	$23,501	$53,404	$8,190	$441,900

Ending balance: individually evaluated for impairment	$—	$101	$8	$4,015

Ending balance: collectively evaluated for impairment	$23,501	$53,303	$8,182	$437,885

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
December 31, 2017:
Pass	$130,607	$95,101	$135,148	$7,820	$11,446	$63,003	$8,060	$451,185
Watch	972	—	476	—	—	2,145	38	3,631
Substandard	9,371	130	21	24	—	1,012	4	10,562
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$140,950	$95,231	$135,645	$7,844	$11,446	$66,160	$8,102	$465,378

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2017:
Pass	$129,814	$86,900	$133,058	$7,471	$7,421	$59,667	$7,842	$432,173
Watch	1,146	—	485	—	—	2,630	62	4,323
Substandard	9,687	328	298	49	—	95	1	10,458
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$140,647	$87,228	$133,841	$7,520	$7,421	$62,392	$7,905	$446,954

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
December 31, 2017:
Real estate loans:
One- to four-family	$1,826	$250	$8,430	$10,506	$130,444	$140,950	$242
Multi-family	5	—	—	5	95,226	95,231	—
Commercial	676	3	—	679	134,966	135,645	—
Home equity lines of credit	88	2	—	90	7,754	7,844	—
Construction	542	—	—	542	10,904	11,446	—
Commercial	27	—	—	27	66,133	66,160	—
Consumer	78	46	—	124	7,978	8,102	—

Total	$3,242	$301	$8,430	$11,973	$453,405	$465,378	$242

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2017:
Real estate loans:
One- to four-family	$1,016	$158	$540	$1,714	$138,933	$140,647	$155
Multi-family	—	—	—	—	87,228	87,228	—
Commercial	4	84	—	88	133,753	133,841	—
Home equity lines of credit	2	—	24	26	7,494	7,520	—
Construction	—	—	—	—	7,421	7,421	—
Commercial	—	—	—	—	62,392	62,392	—
Consumer	59	6	—	65	7,840	7,905	—

Total	$1,081	$248	$564	$1,893	$445,061	$446,954	$155

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

The following tables present impaired loans:

					Three Months Ended December 31, 2017			Six Months Ended December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2017:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$1,968	$1,968	$—	$2,003	$12	$12	$1,992	$24	$25
Multi-family	1,360	1,360	—	1,382	22	21	1,375	43	43
Commercial	16	16	—	18	—	—	18	—	—
Home equity line of credit	31	31	—	32	1	1	32	1	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	61	61	—	81	—	—	72	—	—
Consumer	—	—	—	—	—	—	—	—	—

Loans with a specific valuation allowance
Real estate loans:
One- to-four family	7,814	7,814	1,527	7,814	—	—	7,814	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	5	5	5	5	—	—	5	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	4	4	—	5	—	—	5	—	—
Total:
Real estate loans:
One- to-four family	9,782	9,782	1,527	9,817	12	12	9,806	24	25
Multi-family	1,360	1,360	—	1,382	22	21	1,375	43	43
Commercial	21	21	5	23	—	—	23	—	—
Home equity line of credit	31	31	—	32	1	1	32	1	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	61	61	—	81	—	—	72	—	—
Consumer	4	4	—	5	—	—	5	—	—

	$11,259	$11,259	$1,532	$11,340	$35	$34	$11,313	$68	$69

				Year Ended June 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2017:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,220	$2,220	$—	$2,276	$38	$51
Multi-family	1,390	1,390	—	1,421	67	90
Commercial	19	19	—	23	—	—
Home equity line of credit	57	57	—	61	2	3
Construction	—	—	—	—	—	—
Commercial	89	89	—	87	—	—
Consumer	—	—	—	—	—	—

Loans with a specific allowance
Real estate loans:
One- to four-family	7,814	7,814	1,527	3,907	185	185
Multi-family	—	—	—	—	—	—
Commercial	6	6	6	7	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	10,034	10,034	1,527	6,183	223	236
Multi-family	1,390	1,390	—	1,421	67	90
Commercial	25	25	6	30	—	—
Home equity line of credit	57	57	—	61	2	3
Construction	—	—	—	—	—	—
Commercial	89	89	—	87	—	—
Consumer	—	—	—	—	—	—

	$11,595	$11,595	$1,533	$7,782	$292	$329

				Three Months Ended December 31, 2016			Six Months Ended December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2016:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$2,282	$2,282	$—	$2,293	$12	$12	$2,304	$19	$24
Multi-family	1,423	1,423	—	1,432	22	22	1,438	38	46
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	10	10	—	10	—	—	10	1	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	101	101	—	106	—	—	93	(1)	—
Consumer	—	—	—	—	—	—	—	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to-four family	161	161	47	161	(1)	—	162	—	1
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	30	30	9	32	—	—	32	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	8	8	8	8	—	—	8	—	—
Total:
Real estate loans:
One- to-four family	2,443	2,443	47	2,454	11	12	2,466	19	25
Multi-family	1,423	1,423	—	1,432	22	22	1,438	38	46
Commercial	30	30	9	32	—	—	32	—	—
Home equity line of credit	10	10	—	10	—	—	10	1	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	101	101	—	106	—	—	93	(1)	—
Consumer	8	8	8	8	—	—	8	—	—

	$4,015	$4,015	$64	$4,042	$33	$34	$4,047	$57	$71

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017
Mortgages on real estate:
One- to four-family	$9,013	$9,105
Multi-family	130	146
Commercial	21	25
Home equity lines of credit	—	24
Construction	—	—
Commercial	61	84
Consumer	—	—

Total	$9,225	$9,384

At December 31, 2017 and June 30, 2017, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring except for one one- to four-family real estate loan for $148,000, as of December 31, 2017. As of December 31, 2017, all loans listed were on nonaccrual except for twelve one- to four-family residential loans totaling $768,000, one multi-family loan for $1.2 million, three home equity lines of credit totaling $31,000, and one consumer loan for $4,000. All loans listed as of June 30, 2017 were on nonaccrual except for fourteen one- to four-family residential loans totaling $929,000, one multi-family loan for $1.2 million, three home equity lines of credit for $33,000, and one consumer loan for $5,000.

	December 31, 2017	June 30, 2017
Real estate loans
One- to four-family	$1,637	$1,759
Multi-family	1,230	1,244
Commercial	5	6
Home equity lines of credit	31	33

Total real estate loans	2,903	3,042

Construction	—	—
Commercial	61	84
Consumer	4	5

Total	$2,968	$3,131

TDR Modifications

During the six month period ended December 31, 2017, one one- to four-family loan for $61,000, was modified.

During the year ended June 30, 2017, the Company modified three one- to four-family loans totaling $830,000, one home equity line of credit for $24,000, one commercial business loan for $84,000, and one consumer loan for $5,000.

During the six month period ended December 31, 2016, the Company modified three one- to four-family loans totaling $112,000, and one commercial business loan for $99,000.

TDR’s with Defaults

The Company had one TDR, a one- to four-family residential loan for $148,000 that was in default as of December 31, 2017, and was restructured in prior periods. No loans were in foreclosure at December 31, 2017. The Company had one TDR, a one- to four-family residential loan totaling $155,000 that was in default as of June 30, 2017, and was restructured in the prior years. No loans were in foreclosure at June 30, 2017. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31, 2017, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $272,000. In addition, as of December 31, 2017, we had residential mortgage loans and home equity loans with a carrying value of $321,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:    Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $2,790,000 and $2,543,000 of Federal Home Loan Bank stock as of December 31, 2017 and June 30, 2017. The FHLB provides liquidity and funding through advances.

Note 8:    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income, included in stockholders’ equity, were as follows at the dates specified:

	December 31, 2017	June 30, 2017
Net unrealized gains (losses) on securities available-for-sale	$(1,167)	$(29)
Net unrealized postretirement health benefit plan obligations	(580)	(574)

	(1,747)	(603)
Tax effect	704	236

Total	$(1,043)	$(367)

Note 9:    Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six month periods ended December 31, 2017 and 2016, were as follows:

	Amounts Reclassified from AOCI				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Realized gains (losses) on available-for-sale securities	$—	$—	$13	$117	Net realized gains on sale of available-for-sale securities

Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	12	9	23	18
Prior service costs	(9)	(12)	(17)	(24)

Total reclassified amount before tax	3	(3)	19	111
Tax expense (benefit)	1	(1)	6	43	Provision for Income Tax

Total reclassification out of AOCI	$2	$(2)	$13	$68	Net Income

Note 10:    Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Computed at the statutory rate (34%)	$323	$633	$838	$1,338
Decrease resulting from
Tax exempt interest	(12)	(12)	(24)	(24)
Cash surrender value of life insurance	(23)	(23)	(84)	(46)
State income taxes	56	79	135	165
Adjustment of deferred tax asset for enacted changes in tax laws	1,318	—	1,318	—
Other	17	14	34	30

Actual expense	$1,679	$691	$2,217	$1,463

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

In addition to the minimum CETI, Tier 1 and total capital ratios, the Association will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began in January 2016, at the 0.625% level, is now 1.875% and will be fully implemented in January 2019.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and June 30, 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$15,938	$—	$15,938	$—
Mortgage-backed: GSE residential	95,833	—	95,833	—
Small Business Administration	1,984	—	1,984	—
State and political subdivisions	3,220	—	3,220	—

Mortgage servicing rights	730	—	—	730

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$25,035	$—	$25,035	$—
Mortgage-backed: GSE residential	80,962	—	80,962	—
Small Business Administration	2,032	—	2,032	—
State and political subdivisions	3,582	—	3,582	—

Mortgage servicing rights	710	—	—	710

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2017. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of December 31, 2017 or June 30, 2017. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of December 31, 2017 or June 30, 2017.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2017	$710
Total realized and unrealized gains and losses included in net income	(2)
Servicing rights that result from asset transfers	85
Payments received and loans refinanced	(63)

Balance, December 31, 2017	$730

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(2)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and June 30, 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Impaired loans (collateral-dependent)	$—	$—	$—	$—
June 30, 2017:
Impaired loans (collateral-dependent)	$6,287	$—	$—	$6,287

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months and six months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Impaired loans (collateral-dependent)	$2	$(47)	$1	$(44)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2017 and June 30, 2017.

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$730	Discounted cash flow	Discount rate	9.5% – 10.5% (9.5%)
			Constant prepayment rate	9.4% - 29.9% (9.8%)
			Probability of default	0.00% - 0.32% (0.31%)

	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$710	Discounted cash flow	Discount rate	9.5% – 10.5% (9.5%)
			Constant prepayment rate	9.5% - 31.1% (9.6%)
			Probability of default	0.00% - 0.32% (0.31%)
Impaired loans (collateral-dependent)	6,287	Market comparable properties	Marketability discount	7.0% (7.0%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and June 30, 2017.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Financial assets
Cash and cash equivalents	$6,694	$6,694	$—	$—
Interest-bearing time deposits in banks	1,750	1,750	—	—
Loans, net of allowance for loan losses	458,430	—	—	453,247
Federal Home Loan Bank stock	2,790	—	2,790	—
Accrued interest receivable	1,752	—	1,752	—

Financial liabilities
Deposits	461,575	—	205,871	254,288
Repurchase agreements	2,964	—	2,964	—
Federal Home Loan Bank advances	57,000	—	56,860	—
Advances from borrowers for taxes and insurance	1,014	—	1,014	—
Accrued interest payable	116	—	116	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Financial assets
Cash and cash equivalents	$7,766	$7,766	$—	$—
Interest-bearing time deposits in banks	1,750	1,750	—	—
Loans, net of allowance for loan losses	440,322	—	—	435,103
Federal Home Loan Bank stock	2,543	—	2,543	—
Accrued interest receivable	1,539	—	1,539	—

Financial liabilities
Deposits	439,146	—	191,353	247,098
Repurchase agreements	2,183	—	2,183	—
Federal Home Loan Bank advances	53,500	—	53,440	—
Advances from borrowers for taxes and insurance	754	—	754	—
Accrued interest payable	55	—	55	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston, Savoy, and Bourbonnais, Illinois, and Osage Beach, Missouri. We have received regulatory clearance to open a new branch at 2411 Village Green Place, Champaign, Illinois, which we expect to open by the end of June, 2018. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation, is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.87% and 3.06% for the six months ended December 31, 2017 and 2016, respectively. Net interest income decreased to $8.9 million, or $17.7 million on an annualized basis, for the six months ended December 31, 2017 from $9.0 million, or $17.9 million on an annualized basis, for the six months ended December 31, 2016.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. However, in June 2017, one large credit in the amount of $7.8 million, secured by 45 one- to four-family properties, was moved to non-performing when the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. Our non-performing loans totaled $9.5 million, or 2.0% of total loans at December 31, 2017 and $9.5 million, or 2.1% of total loans at June 30, 2017. Our non-performing assets totaled $10.0 million or 1.6% of total assets at December 31, 2017, and $10.0 million, or 1.7% of total assets at June 30, 2017.

At December 31, 2017, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2017 was $247,000, compared to a net income of $2.5 million for the six months ended December 31, 2016. The quarter ended December 31, 2017 included an additional $1.3 million income tax expense due to a downward adjustment to our net deferred tax asset (“DTA”) related to the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. The Tax Act provides for a reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018, which resulted in the downward adjustment to our DTA. The decrease in net income for the six months ended December 31, 2017 was also impacted by a $1.0 million increase in noninterest expense, a $325,000 increase in the provision for loan losses and a $114,000 decrease in net interest income, partially offset by a $6,000 increase in noninterest income. Excluding the $1.3 million impact of the adjustment to the DTA, the Company’s net income for the six months ended December 31, 2017 would have been $1.6 million, or a decrease of $908,000 from the six months ended December 31, 2016. Management believes that presenting net income on a non-GAAP basis excluding the impact of the adjustment to the DTA in the 2017 period provides useful information for evaluating the Company’s operating results and any related trends that may be affecting the Company’s business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2017.

Comparison of Financial Condition at December 31, 2017 and June 30, 2017

Total assets increased $26.0 million, or 4.4%, to $611.5 million at December 31, 2017 from $585.5 million at June 30, 2017. The increase was primarily due to an $18.1 million increase in net loans receivable, a $5.4 million increase in investment securities, and a $3.6 million increase in premises and equipment, partially offset by a $1.1 million decrease in cash and cash equivalents, and a $477,000 decrease in deferred income taxes.

Net loans receivable, including loans held for sale, increased by $18.1 million, or 4.1%, to $458.4 million at December 31, 2017 from $440.3 million at June 30, 2017. The increase in net loans receivable during this period was due primarily to an $8.0 million, or 9.2%, increase in multi-family loans, a $4.0 million, or 54.2%, increase in construction loans, a $3.8 million, or 6.0%, increase in commercial business loans, a $1.8 million, or 1.3%, increase in commercial real estate loans, a $303,000, or 0.2% increase in one- to four-family loans, a $324,000, or 4.3%, increase in home equity lines of credit, and a $197,000, or 2.5% increase in consumer loans.

Investment securities, consisting entirely of securities available for sale, increased $5.4 million, or 4.8%, to $117.0 million at December 31, 2017 from $111.6 million at June 30, 2017. Purchased investment securities consisted primarily of agency debt obligations with terms of four to seven years and fixed-rate mortgage-backed securities with terms of 15 to 30 years. We had no securities classified as held to maturity at December 31, 2017 or June 30, 2017.

Between June 30, 2017 and December 31, 2017, foreclosed assets held for sale increased $62,000 to $491,000, premises and equipment increased $3.6 million to $9.4 million, interest receivable increased $213,000 to $1.8 million, and Federal Home Loan Bank stock increased $247,000 to $2.8 million, while deferred income taxes decreased $477,000 to $3.2 million. The increase in foreclosed assets held for sale was due to the addition of residential real estate property, the increase in premises and equipment was due to the purchase of a building in Champaign, Illinois, with the intent to open a branch office, the increase in interest receivable was due to an increase in the average balance of loans, and the increase in Federal Home Loan Bank stock was due to stock purchases to support loan growth and the increase in Federal Home Loan Bank advances. The decrease in deferred income taxes was mostly due to a decrease in the tax rate under the Tax Act, partially offset by an increase in deferred tax assets.

At December 31, 2017, our investment in bank-owned life insurance was $8.7 million, a decrease of $151,000 from $8.8 million at June 30, 2017. This decrease in bank-owned life insurance was due to a decrease in the cash surrender value of the bank-owned life insurance as a result of a benefit claim. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which resulted in a limit of $19.5 million at December 31, 2017.

Deposits increased $22.4 million, or 5.1%, to $461.6 million at December 31, 2017 from $439.1 million at June 30, 2017. Certificates of deposit, excluding brokered certificates of deposit, increased $7.9 million, or 3.8%, to $216.9 million, while brokered certificates of deposit were $38.8 million at both December 30, 2017 and June 30, 2017. Savings, NOW, and money market accounts increased $13.1 million, or 7.7%, to $184.3 million, and noninterest bearing demand accounts increased $1.4 million, or 7.0%, to $21.6 million. Repurchase agreements increased $781,000, or 35.8%, to $3.0 million at December 31, 2017, from $2.2 million at June 30, 2017. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $3.5 million, or 6.5%, to $57.0 million at December 31, 2017 from $53.5 million at June 30, 2017.

Advances from borrowers for taxes and insurance increased $260,000, or 34.5%, to $1.0 million at December 31, 2017, from $754,000 at June 30, 2017. Interest payable increased $61,000, or 110.9%, to $116,000 at December 31, 2017, from $55,000 at June 30, 2017. Other liabilities decreased $531,000, or 17.7%, to $2.5 million at December 31, 2017 from $3.0 million on June 30, 2017. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, and the increase in interest payable resulted from increases in both the average balance and average cost of interest-bearing liabilities. The decrease in other liabilities was due to a general decrease in accounts payable and accrued expenses payable due to timing of payments.

Total equity decreased $493,000, or 0.6%, to $83.5 million at December 31, 2017 from $84.0 million at June 30, 2017. Equity decreased due to a decrease of $676,000 in accumulated other comprehensive income, net of tax, and the payment of approximately $366,000 in dividends to our shareholders, partially offset by net income of $247,000, and ESOP and stock equity plan activity of $302,000. The decrease in other accumulated comprehensive income was primarily due to unrealized depreciation on available-for-sale securities, net of taxes. The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. As of December 31, 2017, 73,653 shares had been repurchased under this plan at an average price of $18.65 per share.

Comparison of Operating Results for the Six Months Ended December 31, 2017 and 2016

General. Net income decreased $2.2 million to $247,000 for the six months ended December 31, 2017 from $2.5 million for the six months ended December 31, 2016. The decrease in net income was largely due to the adjustment to the DTA, as discussed above under “Overview”. The decrease in net income was also due to an increase in interest expense, noninterest expense, provision for loan losses and provision for income taxes, partially offset by an increase in interest and dividend income and an increase in noninterest income.

Net Interest Income. Net interest income decreased $114,000, or 1.3%, to $8.9 million for the six months ended December 31, 2017 from $9.0 million for the six months ended December 31, 2016. This was a result of an increase of

$496,000 in interest expense, partially offset by an increase of $382,000 in interest and dividend income. A $22.6 million, or 4.0%, increase in the average balance of interest earning assets was partially offset by an $18.2 million, or 3.8%, increase in average balance of interest bearing liabilities. However, our interest rate spread decreased by 19 basis points to 2.87% for the six months ended December 31, 2017 compared to 3.06% for the six months ended December 31, 2016, and our net interest margin decreased by 16 basis points to 3.02% for the six months ended December 31, 2017 compared to 3.18% for the six months ended December 31, 2016.

Interest and Dividend Income. Interest and dividend income increased $382,000, or 3.6%, to $11.1 million for the six months ended December 31, 2017 from $10.8 million for the six months ended December 31, 2016. The increase in interest and dividend income was due to a $336,000 increase in interest income on loans, an $8,000 increase in interest on securities, and a $38,000 increase in other interest income. The increase in interest income on loans for the 2017 period resulted from a $20.6 million, or 4.6%, increase in the average balance of loans to $466.3 million from $445.7 million, partially offset by a 5 basis point, or 1.2%, decrease in the average yield on loans to 4.14% from 4.19%. The increase in interest income on securities was due to a $3.1 million increase in the average balance of securities to $111.9 million, partially offset by a 5 basis point decrease in the average yield on securities to 2.44% from 2.49%. The increase in other interest income was a result of a 99 basis point increase in the average yield in other investments, including Federal Home Loan Bank dividends and deposits with other financial institutions, to 2.37% from 1.38%, partially offset by a $1.1 million decrease in the average balance of other investments.

Interest Expense. Interest expense increased $496,000, or 27.8%, to $2.3 million for the six months ended December 31, 2017, from $1.8 million for the six months ended December 31, 2016. The increase was primarily due to an increase in the average balance of interest bearing liabilities and higher market interest rates during the period.

Interest expense on interest-bearing deposits increased by $533,000, or 38.7%, to $1.9 million for the six months ended December 31, 2017 from $1.4 million for the six months ended December 31, 2016. This increase was due to an increase of $25.4 million in the average balance of interest-bearing deposits to $433.1 million for the six months ended December 31, 2017 from $407.6 million for the six months ended December 31, 2016, as well as a 20 basis point increase in the average cost of interest bearing deposits to 0.88% for the six months ended December 31, 2017 from 0.68% for the six months ended December 31, 2016.

Interest expense on borrowings decreased $37,000, or 9.1%, to $368,000 for the six months ended December 31, 2017 from $405,000 for the six months ended December 31, 2016. This decrease was due to a decrease in the average balance of borrowings to $64.8 million for the six months ended December 31, 2017 from $72.0 million for the six months ended December 31, 2016, partially offset by a 1 basis point increase in the average cost of such borrowings to 1.14% for the six months ended December 31, 2017 from 1.13% for the six months ended December 31, 2016.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $358,000 for the six months ended December 31, 2017, compared to a provision for loan losses of $33,000 for the six months ended December 31, 2016. The allowance for loan losses was $7.1 million, or 1.53% of total loans, at December 31, 2017, compared to $5.4 million, or 1.22% of total loans, at December 31, 2016 and $6.8 million, or 1.53% of total loans, at June 30, 2017. Non-performing loans decreased to $9.5 million during the six month period ended December 31, 2017. During the six months ended December 31, 2017, a net charge-off of $71,000 was recorded while during the six months ended December 31, 2016, a net recovery of $3,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	At or for the Six Months Ended December 31, 2017	At or for the Year Ended June 30, 2017
Allowance to non-performing loans at the end of the period	75.22%	71.66%
Allowance to total loans outstanding at the end of the period	1.53%	1.53%
Net charge-offs to average total loans outstanding during the period, annualized	0.03%	0.05%
Total non-performing loans to total loans at the end of the period	2.03%	2.13%
Total non-performing assets to total assets at the end of the period	1.63%	1.70%

Noninterest Income. Noninterest income increased $6,000, or 0.3%, and was $2.1 million for both the six months ended December 31, 2017 and the six months ended December 31, 2016. The increase was primarily due to an increase in bank-owned life insurance, net, an increase in other service charges and fees, and an increase in brokerage commissions, mostly offset by a decrease in net realized gains on the sale of securities available for sale, a decrease in mortgage banking income, net, and a decrease in customer service fees. For the six months ended December 31, 2017, bank-owned life insurance, net increased $110,000 to $246,000, brokerage commissions increased $112,000 to $405,000, and other service charges and fees increased $78,000 to $200,000, while net realized gains on the sale of securities available for sale decreased $104,000 to $13,000, mortgage banking income, net decreased $149,000 to $135,000, and customer service fees decreased $57,000 to $221,000. The increase in bank-owned life insurance, net, was due to a benefit claim, the increase in other service charges and fees was due to an increase in the number of loan fees, and the increase in brokerage commissions was due to a change in the timing of commission payments. The decrease in net realized gains on the sale of available-for-sale securities was a result of a larger amount of securities sold at a gain in the six months ended December 31, 2016, than in the six months ended December 31, 2017, and the decrease in mortgage banking income, net, was a result of a higher valuation of mortgage servicing rights in the six months ended December 31, 2016, than in the six months ended December 31, 2017. The decrease in customer service fees was the result of waiving customer fees during the month of our core system conversion which occurred in the six months ended December 31, 2017.

Noninterest Expense. Noninterest expense increased $1.0 million, or 14.5%, to $8.2 million for the six months ended December 31, 2017 from $7.1 million for the six months ended December 31, 2016. The largest components of this increase were other expenses, which increased $538,000, or 80.3%, compensation and benefits, which increased $252,000, or 5.4%, office occupancy, which increased $65,000, or 21.8%, equipment expense, which increased $64,000, or 10.8%, advertising expense, which increased $58,000, or 37.2% and telephone and postage expense which increased $48,000, or 52.7%. The other expenses increased as a result of the accrual of real estate taxes on a large credit in bankruptcy. Compensation and benefits increased due to increased staffing changes including additional staff for the Bourbonnais office that opened in June 2017, normal salary increases and increased medical costs. Office occupancy, equipment expense, advertising, and telephone and postage expense all increased as a result of the addition of the new Bourbonnais office. Equipment and postage also increased as a result of our core system conversion which occurred in the six months ended December 31, 2017.

Income Tax Expense. We recorded a provision for income tax of $2.2 million for the six months ended December 31, 2017, compared to a provision for income tax of $1.5 million for the six months ended December 31, 2016, reflecting effective tax rates of 90.0% and 37.2%, respectively. The effective tax rate for the six months ended December 31, 2017, reflects the impact of the adjustment to the DTA, as discussed above under “Overview”.

Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016

General. Net income decreased $1.9 million to a $728,000 net loss for the three months ended December 31, 2017 from $1.2 million net income for the three months ended December 31, 2016. The decrease was primarily due to an increase in the provision for income tax due to the downward adjustment to our DTA. Net income was also impacted by an increase in interest expense, an increase in noninterest expense, and a decrease in noninterest income, partially offset by an increase in interest and dividend income and a decrease in the provision for loan losses.

Net Interest Income. Net interest income decreased $14,000 to $4.4 million for the three months ended December 31, 2017 from $4.5 million for the three months ended December 31, 2016. The decrease was a result of a $346,000 increase in interest expense, partially offset by a $332,000 increase in interest and dividend income. Our interest rate spread decreased 23 basis points to 2.86% for the three months ended December 31, 2017 compared to 3.09% for the three months ended December 31, 2016, and our net interest margin decreased by 19 basis points to 3.01% for the three months ended December 31, 2017 compared to 3.20% for the three months ended December 31, 2016. A $33.0 million, or 5.9%, increase in the average balance of interest earning assets was partially offset by a $26.1 million, or 5.5% increase in average balance of interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $332,000, or 6.2%, to $5.7 million for the three months ended December 31, 2017 from $5.3 million for the three months ended December 31, 2016. The increase in interest and dividend income was primarily due to a $264,000 increase in interest income on loans for the 2017 period, which resulted from a $27.1 million, or 6.1%, increase in the average balance of loans to $469.1 million from $442.0 million, partially offset by a 2 basis point, or 0.4%, decrease in the average yield on loans to 4.20% from 4.22%. Interest on securities increased $46,000, or 7.2%, as the average balance increased by $7.2 million, or 6.9%, to $112.4 million from $105.2 million and the average yield increased 1 basis point to 2.44% from 2.43%.

Interest Expense. Interest expense increased $346,000, or 39.5%, to $1.2 million for the three months ended December 31, 2017 from $877,000 for the three months ended December 31, 2016. This increase was due to a $26.1 million increase in the average balance of interest-bearing liabilities and a 23 basis point increase in average cost of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $330,000, or 47.4%, to $1.0 million for the three months ended December 31, 2017 from $697,000 for the three months ended December 31, 2016. This increase was due to a $29.5 million, or 7.2%, increase in the average balance of interest-bearing deposits to $438.8 million for the three months ended December 30, 2017 from $409.3 million for the three months ended December 31, 2016, as well as an increase in the average cost of interest-bearing deposits to 0.94% for the three months ended December 31, 2017 from 0.68% for the three months ended December 31, 2016.

Interest expense on borrowings increased $16,000, or 8.9%, to $196,000 for the three months ended December 31, 2017, from $180,000 for the three months ended December 31, 2016. This increase was due to a 16 basis point increase in the average cost of such borrowings to 1.24% for the three months ended December 31, 2017 from 1.08% for the three months ended December 31, 2016, partially offset by a decrease in the average balance of borrowings to $63.5 million for the three months ended December 31, 2017, from $66.9 million for the three months ended December 31, 2016.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We reduced our provision for loan losses to a credit of $50,000 for the three months ended December 31, 2017, compared to a credit of $46,000 for the three months ended December 31, 2016. During the three months ended December 31, 2017 and 2016, we recorded $69,000 and $12,000, respectively, in net charge-offs.

Noninterest Income. Noninterest income decreased $41,000, or 4.0%, to $977,000 for the three months ended December 31, 2017 from $1.0 million for the three months ended December 31, 2016. The decrease was primarily due to a decrease in mortgage banking income, net, a decrease in net gain on sale of loans, and a decrease in customer service fees, partially offset by an increase in brokerage commissions and an increase in other service charges and fees. For the three months ended December 31, 2017, mortgage banking income, net decreased $89,000 to $65,000, the net gain on the sale of loans decreased $40,000 to $50,000, customer service fees decreased $37,000 to $100,000, while brokerage commissions increased $81,000 to $228,000, and other service charges and fees increased $32,000 to $94,000. The decrease in mortgage banking income, net, was a result of a higher valuation of mortgage servicing rights in the three months ended December 31, 2016, than in the three months ended December 31, 2017, and the decrease in net gain on sale of loans was primarily due to a larger number of loans sold to the Federal Home Loan Bank of Chicago in the three months ending December 31, 2016, than in the three months ended December 31, 2017, while the decrease in customer service fees was the result of waiving customer fees during the month of our core system conversion which occurred in the three months ended December 31, 2017. The increase in brokerage commissions was due to a change in the timing of commission payments, and the increase in other service charges and fees was due to an increase in the number of loan fees.

Noninterest Expense. Noninterest expense increased $859,000, or 23.4%, to $4.5 million for the three months ended December 31, 2017 from $3.7 million for the three months ended December 31, 2016. The largest components of this increase were other expenses, which increased $486,000, or 138.5%, compensation and benefits, which increased $129,000, or 5.3%, office occupancy, which increased $45,000, or 30.2%, equipment expense, which increased $47,000, or 15.6%, advertising expense, which increased $43,000, or 49.4%, professional services, which increased $73,000, or 63.5%, and telephone and postage expense which increased $25,000, or 53.2%. The other expenses increased as a result of the accrual of real estate taxes on a large credit in bankruptcy. Compensation and benefits increased due to increased staffing changes including additional staff for the Bourbonnais office that opened in June 2017, normal salary increases and increased medical costs. Office occupancy, equipment expense, advertising, and telephone and postage expense all increased as a result of the addition of the new Bourbonnais office. Equipment and postage also increased as a result of our core system conversion which occurred in the three months ended December 31, 2017. The increase in professional services was due to additional services received during the three months ended December 31, 2017, compared to the three months ended December 31, 2016.

Income Tax Expense. We recorded a provision for income tax of $1.7 million for the three months ended December 31, 2017, compared to a provision for income tax of $691,000 for the three months ended December 31, 2016, reflecting effective tax rates of 176.6% and 37.1%, respectively. The effective tax rate for the three months ended December 31, 2017, reflects the impact of the adjustment to the DTA, as discussed above under “Overview”.

Asset Quality

At December 31, 2017, our non-accrual loans totaled $9.2 million, including $9.0 million in one- to four-family loans, $130,000 in multi-family loans, $21,000 in commercial real estate loans, and $61,000 in commercial business loans. The commercial real estate loans are secured by commercial rental properties. At December 31, 2017, we had four one- to four family loans totaling $242,000, which were delinquent 90 days or greater and still accruing interest.

At December 31, 2017, loans classified as substandard equaled $10.6 million. Loans classified as substandard consisted of $9.4 million in one- to four-family loans, $130,000 in multi-family loans, $21,000 in commercial real estate loans, $24,000 in home equity lines of credit, $1.0 million in commercial business loans and $4,000 in consumer loans. At December 31, 2017, no loans were classified as doubtful or loss.

At December 31, 2017, watch assets consisted of $972,000 in one- to four-family loans, $476,000 in commercial real estate loans, $2.1 million in commercial business loans, and $38,000 in consumer loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At December 31, 2017 and June 30, 2017, we had $3.0 million and $3.1 million, respectively, of troubled debt restructurings. At December 31, 2017 our troubled debt restructurings consisted of $1.6 million in one- to four-family loans, $1.2 million in multi-family loans, $5,000 in commercial real estate loans, $31,000 in home equity lines of credit, $61,000 in commercial business loans, and $4,000 in consumer loans.

Foreclosed Assets. At December 31 2017, we had $491,000 in foreclosed assets compared to $429,000 as of June 30, 2017. Foreclosed assets at December 31, 2017 consisted of $272,000 in residential real estate properties and $219,000 in commercial non-occupied property, while foreclosed assets at June 30, 2017 consisted of $210,000 in residential real estate properties and $219,000 in commercial non-occupied property.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six-month periods ended December 31, 2017 and 2016:

	Six months ended December 31,
	2017	2016
Balance, beginning of period	$6,835	$5,351
Loans charged off
Real estate loans
One- to four-family	(45)	—
Multi-family	—	—
Commercial	—	(8)
HELOC	(24)	—
Construction	—	—
Commercial business	—	—
Consumer	(8)	(20)

Gross charged off loans	(77)	(28)

Recoveries of loans previously charged off
Real estate loans
One- to four-family	—	27
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	6	4

Gross recoveries of charged off loans	6	31

Net charge offs	(71)	3

Provision charged to expense	358	33

Balance, end of period	$7,122	$5,387

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $287,000 to $7.1 million at December 31, 2017, from $6.8 million at June 30, 2017. This increase was primarily the result of an increase in total loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loan loss in the Company’s loan portfolio at December 31, 2017.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of December 31 and June 30, 2017:

Portfolio segment	December 31, 2017 Net charge-offs – 12 quarter weighted historical	June 30, 2017 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.13%	0.12%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.26%	0.17%
Construction	0.00%	0.00%
Commercial business	0.00%	0.00%
Consumer	0.04%	0.05%

Entire portfolio total	0.05%	0.05%

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

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at December 31, 2017	Qualitative factor applied at June 30, 2017
Real Estate:
One- to four-family	0.62%	0.64%
Multi-family	1.56%	1.56%
Commercial	1.20%	1.20%
HELOC	0.74%	0.84%
Construction	1.08%	1.01%
Commercial business	2.03%	1.99%
Consumer	0.73%	0.76%

Entire portfolio total	1.18%	1.17%

At December 31, 2017, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.5 million, as compared to $5.2 million at June 30, 2017. The general increase in qualitative factors was attributable primarily to a change in the portfolio mix which resulted in higher balances in loans with slightly higher qualitative factors at December 31, 2017.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. For the three months ended December 31, 2017 and the year ended June 30, 2017, our liquidity ratio averaged 18.9% and 19.0% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2017.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $6.7 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $1.8 million at December 31, 2017.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $1.3 million and $2.9 million for the six months ended December 31, 2017 and 2016, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay-downs on mortgage-backed securities. Net cash provided by (used in) investing activities was $(29.0) million and $10.8 million for the six months ended December 31, 2017 and 2016, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash provided by (used in) financing activities was $26.6 million and $(14.7) million for the six months ended December 31, 2017 and 2016, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2017 and June 30, 2017.

	December 31, 2017	June 30, 2017
	(Dollars in thousands)
Commitments to fund loans	$17,975	$25,353
Lines of credit	57,750	42,682

At December 31, 2017, certificates of deposit due within one year of December 31, 2017 totaled $130.5 million, or 28.3% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $57.0 million at December 31, 2017. At December 31, 2017 we had the ability to borrow up to an additional $163.5 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $24.4 million from the Federal Reserve based on current collateral pledged.

During the six months ended December 31, 2017, no shares were repurchased as part of the stock repurchase program that was announced by the Company on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of December 31, 2017, the Company had repurchased 73,653 shares, and the maximum number of shares that may yet be purchased under the plan was 127,050.

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

	December 31, 2017	June 30, 2017	Minimum to Be Well
	Actual	Actual	Capitalized
Tier 1 capital to total assets
Association	11.5%	12.0%	5.0%
Company	13.7%	14.3%	N/A
Common equity tier 1 to risk-weighted assets
Association	14.9%	15.7%	6.5%
Company	17.7%	18.8%	N/A
Tier 1 capital to risk-weighted assets
Association	14.9%	15.7%	8.0%
Company	17.7%	18.8%	N/A
Total capital to risk-weighted assets
Association	16.1%	16.9%	10.0%
Company	19.0%	20.1%	N/A

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

	For the Three Months Ended December 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$469,126	$4,923	4.20%	$442,040	$4,659	4.22%
Securities:
U.S. government, federal agency and government-sponsored enterprises	16,831	100	2.38%	70,374	430	2.44%
U.S. government-sponsored enterprise MBS	92,377	568	2.46%	31,402	190	2.42%
State and political subdivisions	3,176	17	2.14%	3,378	19	2.25%

Total securities	112,384	685	2.44%	105,154	639	2.43%
Other interest-earning assets	9,921	62	2.50%	11,278	40	1.42%

Total interest-earning assets	591,431	5,670	3.83%	558,472	5,338	3.82%
Non-interest earning assets	21,521			24,335

Total assets	$612,952			$582,807

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$47,568	11	0.09%	$43,479	10	0.09%
Savings accounts	42,569	16	0.15%	39,637	12	0.12%
Money market accounts	95,302	184	0.77%	73,614	35	0.19%
Certificates of deposit	253,396	816	1.29%	252,563	640	1.01%

Total interest-bearing deposits	438,835	1,027	0.94%	409,293	697	0.68%
Federal Home Loan Bank Advances	63,460	196	1.24%	66,877	180	1.08%

Total interest-bearing liabilities	502,295	1,223	0.97%	476,170	877	0.74%
Noninterest-bearing liabilities	26,311			23,854

Total liabilities	528,606			500,024
Stockholders’ equity	84,346			82,783

Total liabilities and stockholders’ equity	$612,952			$582,807

Net interest income		$4,447			$4,461

Interest rate spread (1)			2.86%			3.09%
Net interest margin (2)			3.01%			3.20%
Net interest-earning assets (3)	$89,136			$82,302

Average interest-earning assets to interest-bearing liabilities	118%			117%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$466,277	$9,663	4.14%	$445,669	$9,327	4.19%
Securities: U.S. government, federal agency and government-sponsored enterprises	20,557	247	2.40%	76,113	962	2.53%
U.S. government-sponsored enterprise MBS	88,155	1,085	2.46%	29,344	359	2.45%
State and political subdivisions	3,225	34	2.11%	3,404	37	2.17%

Total securities	111,937	1,366	2.44%	108,861	1,358	2.49%
Other interest-earning assets	9,208	109	2.37%	10,320	71	1.38%

Total interest-earning assets	587,422	11,138	3.79%	564,850	10,756	3.81%
Non-interest earning assets	20,181			22,419

Total assets	$607,603			$587,269

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$46,283	21	0.09%	$41,981	19	0.09%
Savings accounts	41,880	29	0.14%	39,422	24	0.12%
Money market accounts	93,400	308	0.66%	73,475	69	0.19%
Certificates of deposit	251,500	1,554	1.24%	252,761	1,267	1.00%

Total interest-bearing deposits	433,063	1,912	0.88%	407,639	1,379	0.68%
Federal Home Loan Bank Advances	64,788	368	1.14%	71,991	405	1.13%

Total interest-bearing liabilities	497,851	2,280	0.92%	479,630	1,784	0.74%
Noninterest-bearing liabilities	25,234			24,183

Total liabilities	523,085			503,813
Stockholders’ equity	84,518			83,456

Total liabilities and stockholders’ equity	$607,603			$587,269

Net interest income		$8,858			$8,972

Interest rate spread (1)			2.87%			3.06%
Net interest margin (2)			3.02%			3.18%
Net interest-earning assets (3)	$89,571			$85,220

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended December 31, 2017 vs. 2016			Six Months Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$409	$(145)	$264	$621	$(285)	$336
Securities	26	20	46	68	(60)	8
Other	(30)	52	22	(21)	59	38

Total interest-earning assets	$405	$(73)	$332	$668	$(286)	$382

Interest-bearing liabilities:
Interest-bearing checking or NOW	$1	$—	$1	$2	$—	$2
Savings accounts	10	(6)	4	23	(18)	5
Certificates of deposit	14	162	176	(19)	306	287
Money market accounts	75	74	149	56	183	239

Total interest-bearing deposits	100	230	330	62	471	533
Federal Home Loan Bank advances	(51)	67	16	(47)	10	(37)

Total interest-bearing liabilities	$49	$297	$346	$15	$481	$496

Change in net interest income	$356	$(370)	$(14)	$653	$(767)	$(114)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of December 31, 2017, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended December 31, 2017 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/17 – 10/31/17	—	$—	—	127,050
11/1/17 – 11/30/17	—	—	—	127,050
12/1/17 – 12/31/17	—	—	—	127,050

Total	—	$—	—

(1)	The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of the Company’s then outstanding shares. There were no shares of the Company’s common stock repurchased by the Company during the three months ended December 31, 2017, and there were 127,050 shares yet to be repurchased under the plan as of December 31, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On February 5, 2018, Section 12 of Article II of the Company’s Bylaws was amended to increase from 72 to 75 the age at which no person is eligible for election, re-election, appointment or reappointment to the Board of Directors of the Company. A copy of the Company’s Bylaws as amended is included as Exhibit 3.2 of this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

3.2	Amended and Restated Bylaws of IF Bancorp, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017 (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 9, 2018	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: February 9, 2018	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer