Form 10-Q
period 2018-03-31
IF Bancorp, Inc.
filed 2018-05-10
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

The Registrant had 3,871,408 shares of common stock, par value $0.01 per share, issued and outstanding as of May 3, 2018.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	March 31,	June 30,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$9,573	$7,252
Interest-bearing demand deposits	404	514

Cash and cash equivalents	9,977	7,766

Interest-bearing time deposits in banks	1,750	1,750
Available-for-sale securities	121,721	111,611
Loans, net of allowance for loan losses of $5,703 and $6,835 at March 31, 2018 and June 30, 2017, respectively	458,342	440,322
Premises and equipment, net of accumulated depreciation of $6,619 and $6,249 at March 31, 2018 and June 30, 2017, respectively	9,385	5,840
Federal Home Loan Bank stock, at cost	2,205	2,543
Foreclosed assets held for sale	327	429
Accrued interest receivable	2,006	1,539
Bank-owned life insurance	8,737	8,823
Mortgage servicing rights	791	710
Deferred income taxes	3,572	3,721
Other	497	420

Total assets	$619,310	$585,474

Liabilities and Equity
Liabilities
Deposits
Demand	$24,059	$20,140
Savings, NOW and money market	194,285	171,213
Certificates of deposit	223,125	209,020
Brokered certificates of deposit	37,337	38,773

Total deposits	478,806	439,146

Repurchase agreements	2,734	2,183
Federal Home Loan Bank advances	49,000	53,500
Advances from borrowers for taxes and insurance	1,110	754
Accrued post-retirement benefit obligation	2,893	2,874
Accrued interest payable	148	55
Other	3,006	2,993

Total liabilities	537,697	501,505

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,891,408 and 3,940,408 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	39	39
Additional paid-in capital	48,250	47,940
Unearned ESOP shares, at cost, 254,996 and 269,430 shares at March 31, 2018 and June 30, 2017, respectively	(2,550)	(2,694)
Retained earnings	38,762	39,051
Accumulated other comprehensive income (loss), net of tax	(2,888)	(367)

Total stockholders’ equity	81,613	83,969

Total liabilities and stockholders’ equity	$619,310	$585,474

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Interest and Dividend Income
Interest and fees on loans	$4,849	$4,519	$14,512	$13,846
Securities:
Taxable	730	663	2,026	1,949
Tax-exempt	32	35	102	107
Federal Home Loan Bank dividends	26	27	71	79
Deposits with other financial institutions	38	11	102	30

Total interest and dividend income	5,675	5,255	16,813	16,011

Interest Expense
Deposits	1,170	716	3,082	2,095
Federal Home Loan Bank advances and repurchase agreements	200	182	568	587

Total interest expense	1,370	898	3,650	2,682

Net Interest Income	4,305	4,357	13,163	13,329

Provision for Loan Losses	110	192	468	225

Net Interest Income After Provision for Loan Losses	4,195	4,165	12,695	13,104

Noninterest Income
Customer service fees	75	117	296	395
Other service charges and fees	62	64	262	186
Insurance commissions	129	198	472	548
Brokerage commissions	239	127	644	420
Net realized gains on sales of available-for-sale securities	—	—	13	117
Mortgage banking income, net	121	65	256	349
Gain on sale of loans	23	39	173	214
Bank-owned life insurance income, net	65	65	311	201
Other	223	164	655	548

Total noninterest income	937	839	3,082	2,978

Noninterest Expense
Compensation and benefits	2,417	2,446	7,312	7,089
Office occupancy	206	146	569	444
Equipment	315	278	973	872
Federal deposit insurance	44	42	129	134
Stationary, printing and office	45	46	111	130
Advertising	123	107	337	263
Professional services	154	159	421	400
Supervisory examinations	43	40	123	121
Audit and accounting services	18	40	106	114
Organizational dues and subscriptions	4	2	50	52
Insurance bond premiums	40	35	112	110
Telephone and postage	62	62	201	153
Gain (Loss) on foreclosed assets, net	24	(7)	24	(14)
Other	363	285	1,571	955

Total noninterest expense	3,858	3,681	12,039	10,823

Income Before Income Tax	1,274	1,323	3,738	5,259
Provision for Income Tax	280	479	2,497	1,942

Net Income	$994	$844	$1,241	$3,317

Earnings Per Share:
Basic	$0.27	$0.23	$0.34	$0.90
Diluted	$0.27	$0.23	$0.33	$0.89
Dividends declared per common share	$0.10	$0.08	$0.20	$0.16

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net Income	$994	$844

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(874) and $145, for 2018 and 2017, respectively	(1,689)	226

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $9 and $(1) for 2018 and 2017, respectively	50	(2)

Other comprehensive income (loss), net of tax	(1,639)	224

Comprehensive Income (Loss)	$(645)	$1,068

	Nine Months Ended March 31,
	2018	2017
Net Income	$1,241	$3,317

Other Comprehensive Income (Loss)
Unrealized depreciation on available-for-sale securities, net of taxes of $(1,125) and $(1,587), for 2018 and 2017, respectively	(2,352)	(2,469)

Less: reclassification adjustment for realized gains included in net income, net of taxes of $4 and $46, for 2018 and 2017, respectively	9	71

	(2,361)	(2,540)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $7 and $(4) for 2018 and 2017, respectively	46	(6)

Other comprehensive loss, net of tax	(2,315)	(2,546)

Comprehensive Income (Loss)	$(1,074)	$771

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the nine months ended March 31, 2018
Balance, July 1, 2017	$39	$47,940	$(2,694)	$39,051	$(367)	$83,969
Net income	—	—	—	1,241	—	1,241
Other comprehensive loss	—	—	—	—	(2,315)	(2,315)
Reclassification of stranded tax effects due to tax reform	—	—	—	206	(206)	—
Dividends on common stock, $0.20 per share	—	—	—	(756)	—	(756)
Stock equity plan	—	169	—	—	—	169
Stock repurchase, 49,000 shares, average price $20.00 each	—	—	—	(980)	—	(980)
ESOP shares earned, 14,434 shares	—	141	144	—	—	285

Balance, March 31, 2018	$39	$48,250	$(2,550)	$38,762	$(2,888)	$81,613

For the nine months ended March 31, 2017
Balance, July 1, 2016	$40	$47,535	$(2,887)	$37,095	$2,189	$83,972
Net income	—	—	—	3,317	—	3,317
Other comprehensive loss	—	—	—	—	(2,546)	(2,546)
Dividends on common stock, $0.16 per share	—	—	—	(612)	—	(612)
Stock equity plan	—	169	—	—	—	169
Stock repurchase, 73,653 shares, average price $18.65 each	(1)	—	—	(1,374)	—	(1,375)
ESOP shares earned, 14,434 shares	—	132	145	—	—	277

Balance, March 31, 2017	$39	$47,836	$(2,742)	$38,426	$(357)	$83,202

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2018	2017
Operating Activities
Net income	$1,241	$3,317
Items not requiring (providing) cash
Depreciation	370	309
Provision for loan losses	468	225
Amortization of premiums and discounts on securities	128	195
Deferred income taxes	1,639	151
Net realized gains on loan sales	(173)	(214)
Net realized gains on sales of available-for-sale securities	(13)	(117)
Loss (Gain) on foreclosed assets held for sale	24	(14)
Bank-owned life insurance income, net	(311)	(201)
Originations of loans held for sale	(14,615)	(14,927)
Proceeds from sales of loans held for sale	13,493	14,954
ESOP compensation expense	285	277
Stock equity plan expense	169	169
Changes in
Accrued interest receivable	(467)	(118)
Other assets	(77)	486
Accrued interest payable	93	(9)
Post-retirement benefit obligation	(296)	26
Other liabilities	(377)	542

Net cash provided by operating activities	1,581	5,051

Investing Activities
Net change in interest bearing time deposits	—	2
Purchases of available-for-sale securities	(32,514)	(22,680)
Proceeds from the sales of available-for-sale securities	5,966	—
Proceeds from maturities and pay-downs of available-for-sale securities	12,833	26,169
Net change in loans	(17,453)	5,222
Purchase of premises and equipment	(3,915)	(713)
Proceeds from sale of foreclosed assets	257	552
Redemption of Federal Home Loan Bank stock	1,666	2,815
Purchase of Federal Home Loan Bank stock	(1,328)	(203)
Proceeds from settlement of bank-owned life insurance policies	397	—

Net cash provided by (used in) investing activities	(34,091)	11,164

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	26,991	12,719
Net increase (decrease) in certificates of deposit, including brokered certificates	12,669	(10,274)
Net increase in advances from borrowers for taxes and insurance	356	115
Proceeds from Federal Home Loan Bank advances	85,500	72,500
Repayments of Federal Home Loan Bank advances	(90,000)	(77,000)
Net increase (decrease) in repurchase agreements	551	(1,952)
Dividends paid	(366)	(612)
Stock purchase per stock repurchase plan	(980)	(1,375)

Net cash provided by (used in) financing activities	34,721	(5,879)

Net Increase in Cash and Cash Equivalents	2,211	10,336
Cash and Cash Equivalents, Beginning of Period	7,766	6,449

Cash and Cash Equivalents, End of Period	$9,977	$16,785

Supplemental Cash Flows Information
Interest paid	$3,557	$2,691
Income taxes paid, net of refunds	$1,980	$2,037
Foreclosed assets acquired in settlement of loans	$179	$355
Dividends payable	$390	$315

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Form 10-Q (Unaudited)

(Table dollar amounts in thousands)

Notes to Condensed Consolidated Financial Statements

Note 1:    Basis of Financial Statement Presentation

IF Bancorp, Inc., a Maryland corporation (the “Company”), became the holding company for Iroquois Federal Savings and Loan Association (the “Association”) upon completion of the Association’s conversion from the mutual form of organization to the stock holding company form of organization (the “Conversion”) on July 7, 2011. At the time of the conversion, the Company sold shares of its common stock (the “Common Stock”) to the public and also established an employee stock ownership plan that purchased 384,900 shares of Company stock, and a charitable foundation, Iroquois Federal Foundation, to which the Company donated 314,755 shares of Company stock and $450,000 cash. IF Bancorp, Inc.’s common stock began trading on the NASDAQ Capital Market under the symbol “IROQ”.

In December 2017, the Tax Cuts and Jobs Act was enacted, which lowered our federal income tax rate to 21% effective for tax periods after December 31, 2017. As a result, the Company was required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of the lower corporate rate on these deferred amounts. The effect of the change in tax rates on our deferred tax assets and liabilities was recognized as an expense in the period that includes the enactment date, which is the quarter ended December 31, 2017. The one-time adjustment of deferred taxes for this tax change negatively impacted the Company’s current earnings and is reflected in our March 31, 2018 financials as a $1.3 million tax expense.

The Company uses the specific identification method for reclassifying material stranded tax effects in accumulated other comprehensive income (AOCI) to retained earnings.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2018 and June 30, 2017, and the results of its operations for the three month and nine month periods ended March 31, 2018 and 2017. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. The results of operations for the three month and nine month periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. As we prepare for the adoption of ASU-2016-13, we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU 2016-13 becomes effective. During a recent conversion of our core information technology system, our team members worked closely with the conversion team to assure that we will have the data necessary for calculating the allowance under the new guidance. The team has reviewed various third-party models and continues to evaluate options to assure CECL compliance. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reporting to financial statement users. The amendments in the Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public entities for reporting periods for which financial statements have not yet been issued. The Company adopted this Update effective March 31, 2018, and the adoption resulted in a reclassification between retained earnings and accumulated other comprehensive income.

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

A summary of ESOP shares at March 31, 2018 and June 30, 2017 are as follows (dollars in thousands):

	March 31, 2018	June 30, 2017
Allocated shares	96,133	83,004
Shares committed for release	14,434	19,245
Unearned shares	254,996	269,430

Total ESOP shares	365,563	371,679

Fair value of unearned ESOP shares (1)	$5,100	$5,294

(1)	Based on closing price of $20.00 and $19.50 per share on March 31, 2018, and June 30, 2017, respectively.

During the nine months ended March 31, 2018, 6,116 ESOP shares were paid to ESOP participants due to separation from service. During the nine months ended March 31, 2017, 7,829 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vest in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of March 31, 2018, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the nine months ended March 31, 2018 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2017	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, March 31, 2018	153,143	$16.63	5.7	$516	(1)

Exercisable, March 31, 2018	86,285	$16.63	5.7	$291	(1)

(1)	Based on closing price of $20.00 per share on March 31, 2018.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the nine months ended March 31, 2018.

There were 22,285 options that vested during the nine months ended March 31, 2018 compared to 22,286 stock options that vested during the nine months ended March 31, 2017. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the nine months ended March 31, 2018 and 2017. Total unrecognized compensation cost related to non-vested stock options was $151,000 at March 31, 2018 and is expected to be recognized over the remaining weighted-average period of 2.7 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2018:

	Shares	Weighted-Average Grant-Date Fair Value
Balance, June 30, 2017	70,438	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,063	16.79

Balance, March 31, 2018	60,375	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest expense, was $127,000 and $35,000, respectively, for the nine months ended March 31, 2018, and $127,000 and $43,000, respectively, for the nine months ended March 31, 2017. Unrecognized compensation expense for non-vested restricted stock awards was $959,000 and is expected to be recognized over 5.7 years with a corresponding credit to paid-in capital.

Note 4:    Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and nine month periods ended March 31, 2018 and 2017. The factors used in the earnings per common share computation are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Net income	$994	$844	$1,241	$3,317

Basic weighted average shares outstanding	3,917,819	3,940,630	3,932,988	3,968,593
Less: Average unallocated ESOP shares	(257,402)	(276,647)	(262,213)	(281,458)

Basic average shares outstanding	3,660,417	3,663,983	3,670,775	3,687,135

Diluted effect of restricted stock awards and stock options	38,126	33,520	35,806	27,566

Diluted average shares outstanding	3,698,543	3,697,503	3,706,581	3,714,701

Basic earnings per common share	$0.27	$0.23	$0.34	$0.90

Diluted earnings per common share	$0.27	$0.23	$0.33	$0.89

The Company announced a stock repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of March 31, 2018, 122,653 shares had been repurchased under this plan at an average price of $19.19 per share.

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

Note 5:    Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses on securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$23,085	$—	$(566)	$22,519
Mortgage-backed:
GSE residential	97,209	9	(3,084)	94,134
Small Business Administration	1,965	—	(37)	1,928
State and political subdivisions	2,981	159	—	3,140

	$125,240	$168	$(3,687)	$121,721

June 30, 2017:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$25,230	$39	$(234)	$25,035
Mortgage-backed:
GSE residential	81,088	372	(498)	80,962
Small Business Administration	2,048	—	(16)	2,032
State and political subdivisions	3,274	308	—	3,582

	$111,640	$719	$(748)	$111,611

With the exception of U.S. Government and federal agency and GSE securities, and mortgage-backed GSE residential securities with a book value of approximately $23,085,000 and $97,209,000, respectively, and a market value of approximately $22,519,000 and $94,134,000, respectively, at March 31, 2018, the Company held no securities at March 31, 2018 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at March 31, 2018 and June 30, 2017 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$135	$137
One to five years	3,928	3,924
Five to ten years	22,335	21,816
After ten years	1,633	1,710

	28,031	27,587
Mortgage-backed securities	97,209	94,134

Totals	$125,240	$121,721

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $64,138,000 and $59,262,000 as of March 31, 2018 and June 30, 2017, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $2.7 million at March 31, 2018 and $2.2 million at June 30, 2017. At March 31, 2018, approximately $851,000 of our repurchase agreements had an overnight maturity, while the remaining $1.9 million in repurchase agreements had a monthly maturity. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $20,000 and $117,000, and gross losses of $7,000 and $0, resulting from sales of available-for-sale securities were realized for the nine month periods ended March 31, 2018 and 2017, respectively. The tax provision applicable to these net realized gains amounted to approximately $4,000 and $46,000, respectively. There were no sales of available-for-sale securities for the three month periods ended March 31, 2018 and 2017.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2018 and June 30, 2017 was $114,794,000 and $75,046,000, respectively, which is approximately 94% and 67% of the Company’s available-for-sale investment portfolio. These declines in fair value at March 31, 2018 and June 30, 2017, resulted from increases in market interest rates and are considered temporary.

The following table shows the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and June 30, 2017:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$14,069	$(238)	$8,450	$(328)	$22,519	$(566)

Mortgage-backed:
GSE residential	71,971	(2,212)	18,375	(872)	90,346	(3,084)
Small Business Administration	1,929	(37)	—	—	1,929	(37)

Total temporarily impaired securities	$87,969	$(2,487)	$26,825	$(1,200)	$114,794	$(3,687)

June 30, 2017:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$16,717	$(234)	$—	$—	$16,717	$(234)

Mortgage-backed:
GSE residential	56,297	(498)	—	—	56,297	(498)
Small Business Administration	2,032	(16)	—	—	2,032	(16)

Total temporarily impaired securities	$75,046	$(748)	$—	$—	$75,046	$(748)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at March 31, 2018 and June 30, 2017, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018 and June 30, 2017.

Note 6:    Loans and Allowance for Loan Losses

Classes of loans include:

	March 31, 2018	June 30, 2017
Real estate loans:
One-to four-family, including home equity loans	$135,888	$140,647
Multi-family	93,890	87,228
Commercial	137,979	133,841
Home equity lines of credit	7,363	7,520
Construction	14,930	7,421
Commercial	66,003	62,392
Consumer	7,794	7,905

Total loans	463,847	446,954

Less:
Unearned fees and discounts, net	(198)	(203)
Allowance for loan losses	5,703	6,835

Loans, net	$458,342	$440,322

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

The Company offers USDA Rural Development loans which are originated and sold servicing released.

The Company offers FHA and VA loans to its customers through the wholesale lending market. It facilitates the transaction by submitting the complete loan package, furnishing credit and financial information, and performing such other services required for the closing and funding of the loan. The Company is not the originating lender or servicer of those loans.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial and multi-family real estate properties amounting to $244,239,000 and $227,359,000 as of March 31, 2018 and June 30, 2017, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $6,305,000 and $7,599,000 at March 31, 2018 and June 30, 2017, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $29,609,000 and $38,531,000 at March 31, 2018 and June 30, 2017, respectively, of which $7,608,000 and $10,322,000, at March 31, 2018 and June 30, 2017 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and nine month periods ended March 31, 2018 and 2017 and the year ended June 30, 2017:

	Three Months Ended March 31, 2018
	Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$2,517	$1,460	$1,535	$78
Provision charged to expense	36	(20)	30	(5)
Losses charged off	(1,528)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,025	$1,440	$1,565	$73

Ending balance: individually evaluated for impairment	$36	$—	$4	$—

Ending balance: collectively evaluated for impairment	$989	$1,440	$1,561	$73

Loans:
Ending balance	$135,888	$93,890	$137,979	$7,363

Ending balance: individually evaluated for impairment	$8,156	$1,346	$71	$30

Ending balance: collectively evaluated for impairment	$127,732	$92,544	$137,908	$7,333

	Three Months Ended March 31, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$124	$1,341	$67	$7,122
Provision charged to expense	45	23	1	110
Losses charged off	—	—	(2)	(1,530)
Recoveries	—	—	1	1

Balance, end of period	$169	$1,364	$67	$5,703

Ending balance: individually evaluated for impairment	$—	$31	$1	$72

Ending balance: collectively evaluated for impairment	$169	$1,333	$66	$5,631

Loans:
Ending balance	$14,930	$66,003	$7,794	$463,847

Ending balance: individually evaluated for impairment	$—	$61	$5	$9,669

Ending balance: collectively evaluated for impairment	$14,930	$65,942	$7,789	$454,178

	Nine Months Ended March 31, 2018
	Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$2,519	$1,336	$1,520	$76
Provision charged to expense	78	104	45	22
Losses charged off	(1,572)	—	—	(25)
Recoveries	—	—	—	—

Balance, end of period	$1,025	$1,440	$1,565	$73

Ending balance: individually evaluated for impairment	$36	$—	$4	$—

Ending balance: collectively evaluated for impairment	$989	$1,440	$1,561	$73

Loans:
Ending balance	$135,888	$93,890	$137,979	$7,363

Ending balance: individually evaluated for impairment	$8,156	$1,346	$71	$30

Ending balance: collectively evaluated for impairment	$127,732	$92,544	$137,908	$7,333

	Nine Months Ended March 31, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$75	$1,242	$67	$6,835
Provision charged to expense	94	122	3	468
Losses charged off	—	—	(10)	(1,607)
Recoveries	—	—	7	7

Balance, end of period	$169	$1,364	$67	$5,703

Ending balance: individually evaluated for impairment	$—	$31	$1	$72

Ending balance: collectively evaluated for impairment	$169	$1,333	$66	$5,631

Loans:
Ending balance	$14,930	$66,003	$7,794	$463,847

Ending balance: individually evaluated for impairment	$—	$61	$5	$9,669

Ending balance: collectively evaluated for impairment	$14,930	$65,942	$7,789	$454,178

	Year Ended June 30, 2017 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,198	$1,202	$1,399	$94
Provision charged to expense	1,521	134	129	(18)
Losses charged off	(232)	—	(8)	—
Recoveries	32	—	—	—

Balance, end of year	$2,519	$1,336	$1,520	$76

Ending balance: individually evaluated for impairment	$1,527	$—	$6	$—

Ending balance: collectively evaluated for impairment	$992	$1,336	$1,514	$76

Loans:
Ending balance	$140,647	$87,228	$133,841	$7,520

Ending balance: individually evaluated for impairment	$10,034	$1,390	$25	$57

Ending balance: collectively evaluated for impairment	$130,613	$85,838	$133,816	$7,463

	Year Ended June 30, 2017 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$227	$1,140	$91	$5,351
Provision charged to expense	(152)	102	5	1,721
Losses charged off	—	—	(35)	(275)
Recoveries	—	—	6	38

Balance, end of year	$75	$1,242	$67	$6,835

Ending balance: individually evaluated for impairment	$—	$—	$—	$1,533

Ending balance: collectively evaluated for impairment	$75	$1,242	$67	$5,302

Loans:
Ending balance	$7,421	$62,392	$7,905	$446,954

Ending balance: individually evaluated for impairment	$—	$89	$—	$11,595

Ending balance: collectively evaluated for impairment	$7,421	$62,303	$7,905	$435,359

	Three Months Ended March 31, 2017 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,205	$1,284	$1,386	$91
Provision charged to expense	158	(87)	24	—
Losses charged off	(203)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,160	$1,197	$1,410	$91

Ending balance: individually evaluated for impairment	$—	$—	$7	$—

Ending balance: collectively evaluated for impairment	$1,160	$1,197	$1,403	$91

Loans:
Ending balance	$144,718	$78,288	$121,227	$7,452

Ending balance: individually evaluated for impairment	$2,298	$1,406	$27	$9

Ending balance: collectively evaluated for impairment	$142,420	$76,882	$121,200	$7,443

	Three Months Ended March 31, 2017 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$284	$1,060	$77	$5,387
Provision charged to expense	20	78	(1)	192
Losses charged off	—	—	(11)	(214)
Recoveries	—	—	1	1

Balance, end of period	$304	$1,138	$66	$5,366

Ending balance: individually evaluated for impairment	$—	$—	$—	$7

Ending balance: collectively evaluated for impairment	$304	$1,138	$66	$5,359

Loans:
Ending balance	$25,647	$57,801	$8,010	$443,143

Ending balance: individually evaluated for impairment	$—	$93	$—	$3,833

Ending balance: collectively evaluated for impairment	$25,647	$57,708	$8,010	$439,310

	Nine Months Ended March 31, 2017 Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,198	$1,202	$1,399	$94
Provision charged to expense	138	(5)	19	(3)
Losses charged off	(203)	—	(8)	—
Recoveries	27	—	—	—

Balance, end of period	$1,160	$1,197	$1,410	$91

Ending balance: individually evaluated for impairment	$—	$—	$7	$—

Ending balance: collectively evaluated for impairment	$1,160	$1,197	$1,403	$91

Loans:
Ending balance	$144,718	$78,288	$121,227	$7,452

Ending balance: individually evaluated for impairment	$2,298	$1,406	$27	$9

Ending balance: collectively evaluated for impairment	$142,420	$76,882	$121,200	$7,443

	Nine Months Ended March 31, 2017 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$227	$1,140	$91	$5,351
Provision charged to expense	77	(2)	1	225
Losses charged off	—	—	(31)	(242)
Recoveries	—	—	5	32

Balance, end of period	$304	$1,138	$66	$5,366

Ending balance: individually evaluated for impairment	$—	$—	$—	$7

Ending balance: collectively evaluated for impairment	$304	$1,138	$66	$5,359

Loans:
Ending balance	$25,647	$57,801	$8,010	$443,143

Ending balance: individually evaluated for impairment	$—	$93	$—	$3,833

Ending balance: collectively evaluated for impairment	$25,647	$57,708	$8,010	$439,310

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
March 31, 2018:
Pass	$127,454	$93,765	$136,805	$7,340	$14,930	$63,260	$7,755	$451,309
Watch	589	—	1,103	—	—	1,729	34	3,455
Substandard	1,558	125	71	23	—	953	4	2,734
Doubtful	6,287	—	—	—	—	61	1	6,349
Loss	—	—	—	—	—	—	—	—

Total	$135,888	$93,890	$137,979	$7,363	$14,930	$66,003	$7,794	$463,847

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2017:
Pass	$129,814	$86,900	$133,058	$7,471	$7,421	$59,667	$7,842	$432,173
Watch	1,146	—	485	—	—	2,630	62	4,323
Substandard	9,687	328	298	49	—	95	1	10,458
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$140,647	$87,228	$133,841	$7,520	$7,421	$62,392	$7,905	$446,954

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
March 31, 2018:
Real estate loans:
One-to four-family	$963	$625	$6,891	$8,479	$127,409	$135,888	$327
Multi-family	—	—	5	5	93,885	93,890	—
Commercial	372	85	52	509	137,470	137,979	—
Home equity lines of credit	35	1	—	36	7,327	7,363	—
Construction	699	—	—	699	14,231	14,930	—
Commercial	112	—	72	184	65,819	66,003	11
Consumer	30	44	—	74	7,720	7,794	—

Total	$2,211	$755	$7,020	$9,986	$453,861	$463,847	$338

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2017:
Real estate loans:
One-to four-family	$1,016	$158	$540	$1,714	$138,933	$140,647	$155
Multi-family	—	—	—	—	87,228	87,228	—
Commercial	4	84	—	88	133,753	133,841	—
Home equity lines of credit	2	—	24	26	7,494	7,520	—
Construction	—	—	—	—	7,421	7,421	—
Commercial	—	—	—	—	62,392	62,392	—
Consumer	59	6	—	65	7,840	7,905	—

Total	$1,081	$248	$564	$1,893	$445,061	$446,954	$155

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

The following tables present impaired loans:

				Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2018:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$8,105	$8,105	$—	$8,949	$12	$12	$8,973	$35	$37
Multi-family	1,346	1,346	—	1,353	21	21	1,368	64	64
Commercial	67	67	—	90	—	1	96	4	5
Home equity line of credit	30	30	—	30	1	1	31	2	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	4	4	—	4	—	—	5	1	1

Loans with a specific valuation allowance
Real estate loans:
One-to four-family	51	51	36	53	—	—	53	1	1
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	4	4	4	4	—	—	5	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	61	61	31	61	—	—	72	—	—
Consumer	1	1	1	1	—	—	2	—	—
Total:
Real estate loans:
One-to four-family	8,156	8,156	36	9,002	12	12	9,026	36	38
Multi-family	1,346	1,346	—	1,353	21	21	1,368	64	64
Commercial	71	71	4	94	—	1	101	4	5
Home equity line of credit	30	30	—	30	1	1	31	2	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	61	61	31	61	—	—	72	—	—
Consumer	5	5	1	5	—	—	7	1	1

	$9,669	$9,669	$72	$10,545	$34	$35	$10,605	$107	$110

				Year Ended June 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2017:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,220	$2,220	$—	$2,276	$38	$51
Multi-family	1,390	1,390	—	1,421	67	90
Commercial	19	19	—	23	—	—
Home equity line of credit	57	57	—	61	2	3
Construction	—	—	—	—	—	—
Commercial	89	89	—	87	—	—
Consumer	—	—	—	—	—	—

Loans with a specific allowance
Real estate loans:
One-to four-family	7,814	7,814	1,527	3,907	185	185
Multi-family	—	—	—	—	—	—
Commercial	6	6	6	7	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One-to four-family	10,034	10,034	1,527	6,183	223	236
Multi-family	1,390	1,390	—	1,421	67	90
Commercial	25	25	6	30	—	—
Home equity line of credit	57	57	—	61	2	3
Construction	—	—	—	—	—	—
Commercial	89	89	—	87	—	—
Consumer	—	—	—	—	—	—

	$11,595	$11,595	$1,533	$7,782	$292	$329

				Three Months Ended March 31, 2017			Nine Months Ended March 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2017:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$2,298	$2,298	$—	$2,316	$12	$11	$2,336	$27	$35
Multi-family	1,406	1,406	—	1,415	22	22	1,429	53	68
Commercial	20	20	—	21	—	—	23	—	—
Home equity line of credit	9	9	—	9	—	—	10	1	1
Construction	—	—	—	—	—	—	—	(1)	—
Commercial	93	93	—	97	—	—	89	—	—
Consumer	—	—	—	—	—	—	—	—	—

Loans with a specific valuation allowance
Real estate loans:
One-to four-family	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	7	7	7	7	—	—	8	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One-to four-family	2,298	2,298	—	2,316	12	11	2,336	27	35
Multi-family	1,406	1,406	—	1,415	22	22	1,429	53	68
Commercial	27	27	7	28	—	—	31	—	—
Home equity line of credit	9	9	—	9	—	—	10	1	1
Construction	—	—	—	—	—	—	—	(1)	—
Commercial	93	93	—	97	—	—	89	—	—
Consumer	—	—	—	—	—	—	—	—	—

	$3,833	$3,833	$7	$3,865	$34	$33	$3,895	$80	$104

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
Mortgages on real estate:
One-to four-family	$7,400	$9,105
Multi-family	125	146
Commercial	71	25
Home equity lines of credit	—	24
Construction loans	—	—
Commercial business loans	61	84
Consumer loans	1	—

Total	$7,658	$9,384

At March 31, 2018 and June 30, 2017, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings. As of March 31, 2018 all loans listed were on nonaccrual except for eleven, one-to four-family residential loans totaling $750,000, one multi-family loan for $1.2 million, three home equity lines of credit totaling $30,000, and one consumer loan for $5,000. All loans listed as of June 30, 2017 were on nonaccrual except for fourteen, one-to four-family residential loans totaling $929,000, one multi-family loan for $1.2 million, three home equity lines of credit for $33,000, and one consumer loan for $5,000.

	March 31, 2018	June 30, 2017
Real estate loans
One-to four-family	$1,612	$1,759
Multi-family	1,220	1,244
Commercial	19	6
Home equity lines of credit	30	33

Total real estate loans	2,881	3,042

Construction	—	—
Commercial	61	84
Consumer loans	5	5

Total	$2,947	$3,131

TDR Modifications

During the nine month period ended March 31, 2018, two one-to four-family loans totaling $62,000 and one commercial real estate loan for $15,000 were modified as TDRs.

During the year ended June 30, 2017, the Company modified as TDRs three one-to four-family loans totaling $830,000, one home equity line of credit for $24,000, one commercial business loan for $84,000, and one consumer loan for $5,000.

During the nine month period ended March 31, 2017, the Company modified as TDRs three one-to four-family loans totaling $844,000 and one commercial business loan with a recorded investment of $92,000.

TDR’s with Defaults

The Company had four TDRs, including three one-to four-family residential loans totaling $167,000, and one commercial business loan for $31,000 that were in default as of March 31, 2018, and were restructured in prior periods. No loans were in foreclosure at March 31, 2018. The Company had one TDR, a one-to four-family residential loan for $155,000 that was in default as of June 30, 2017, and was restructured in prior years. No loans were in foreclosure at June 30, 2017. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2018, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $108,000. In addition, as of March 31, 2018, we had residential mortgage loans and home equity loans with a carrying value of $292,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:    Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $2,205,000 of Federal Home Loan Bank stock as of March 31, 2018 and $2,543,000 as of June 30, 2017. The FHLB provides liquidity and funding through advances.

Note 8:    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, were as follows at the dates specified:

	March 31, 2018	June 30, 2017
Net unrealized losses on securities available-for-sale	$(3,519)	$(29)
Net unrealized postretirement health benefit plan obligations	(521)	(574)

	(4,040)	(603)
Tax effect	1,152	236

Total	$(2,888)	$(367)

Note 9:    Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine month periods ended March 31, 2018 and 2017, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$—	$—	$13	$117	Net realized gains on sale of available-for- sale securities

Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	$18	$8	$41	$26
Prior service costs	$(8)	$(12)	$(25)	$(36)

Total reclassified amount before tax	10	(4)	29	107
Tax expense	3	1	8	42	Provision for Income Tax

Total reclassification out of AOCI	$7	$(3)	$21	$65	Net Income

Note 10:    Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Computed at the statutory rate*	$352	$450	$1,032	$1,788
Decrease resulting from
Tax exempt interest	(9)	(12)	(28)	(36)
Cash surrender value of life insurance	(18)	(23)	(86)	(68)
State income taxes	82	49	230	214
Adjustment of deferred tax asset and tax rate change for enacted changes in tax laws	(137)	—	1,318	—
Other	10	15	31	44

Actual expense	$280	$479	$2,497	$1,942

*	Statutory tax rate of 27.6% (blended rate) for year ended June 30, 2018 and 34.0% for year ended June 30, 2017

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

In addition to the minimum CETI, Tier 1 and total capital ratios, the Association will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is being phased in beginning January 2016 at 0.625% of risk-weighted assets, is currently at 1.875%, and will be fully implemented in January 2019.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and June 30, 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018:
Available-for-sale securities:
US Government and federal agency	$22,519	$—	$22,519	$—
Mortgage-backed securities – GSE residential	94,134	—	94,134	—
Small Business Administration	1,928	—	1,928	—
State and political subdivisions	3,140	—	3,140	—

Mortgage servicing rights	791	—	—	791

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Available-for-sale securities:
US Government and federal agency	$25,035	$—	$25,035	$—
Mortgage-backed securities – GSE residential	80,962	—	80,962	—
Small Business Administration	2,032	—	2,032	—
State and political subdivisions	3,582	—	3,582	—

Mortgage servicing rights	710	—	—	710

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2018. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2018 or June 30, 2017. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of March 31, 2018 or June 30, 2017.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2017	$710

Total realized and unrealized gains and losses included in net income	37
Servicing rights that result from asset transfers	116
Payments received and loans refinanced	(72)

Balance, March 31, 2018	$791

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$37

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and June 30, 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018:
Impaired loans (collateral-dependent)	$45	$—	$—	$45
June 30, 2017:
Impaired loans (collateral-dependent)	$6,287	$—	$—	$6,287

The following table presents recoveries (losses) recognized on assets measured on a non-recurring basis for the three months and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Impaired loans (collateral-dependent)	$(68)	$7	$(68)	$14

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2018 and June 30, 2017.

	Fair Value at March 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$791	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% – 10.5% (9.5%) 8.5% - 27.2% (8.5%) 0.1% - 0.3% (0.3%)
Impaired loans (collateral-dependent)	45	Market comparable properties	Marketability discount	0.0% - 25.0% (10.0%)

	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$710	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% – 10.5% (9.5%) 9.5% - 31.1% (9.6%) 0.00% - 0.32% (.31%)
Impaired loans (collateral-dependent)	6,287	Market comparable properties	Marketability discount	7.0% (7.0%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and June 30, 2017.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018:
Financial assets
Cash and cash equivalents	$9,977	$9,977	$—	$—
Interest-bearing time deposits in banks	1,750	1,750	—	—
Loans, net of allowance for loan losses	458,342	—	—	449,852
Federal Home Loan Bank stock	2,205	—	2,205	—
Accrued interest receivable	2,006	—	2,006	—

Financial liabilities
Deposits	478,806	—	218,344	259,192
Repurchase agreements	2,734	—	2,734	—
Federal Home Loan Bank advances	49,000	—	48,808	—
Advances from borrowers for taxes and insurance	1,110	—	1,110	—
Accrued interest payable	148	0	148	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Financial assets
Cash and cash equivalents	$7,766	$7,766	$—	$—
Interest-bearing time deposits in banks	1,750	1,750	—	—
Loans, net of allowance for loan losses	440,322	—	—	435,103
Federal Home Loan Bank stock	2,543	—	2,543	—
Accrued interest receivable	1,539	—	1,539	—

Financial liabilities
Deposits	439,146	—	191,353	247,098
Repurchase agreements	2,183	—	2,183	—
Federal Home Loan Bank advances	53,500	—	53,440	—
Advances from borrowers for taxes and insurance	754	—	754	—
Accrued interest payable	55	—	55	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.82% and 3.03% for the nine months ended March 31, 2018 and 2017, respectively. Net interest income decreased to $13.2 million, or $17.6 million on an annualized basis, for the nine months ended March 31, 2018, from $13.3 million, or $17.8 million on an annualized basis, for the nine months ended March 31, 2017.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. However, in June 2017, one large credit in the amount of $7.8 million, secured by 45 one- to four-family properties, was moved to non-performing when the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. As of March 31, 2018, we have accrued real estate taxes of $527,000 and we have charged off $1.5 million of this credit to reflect the net realizable value of the properties. Our non-performing loans totaled $8.0 million, or 1.7% of total loans at March 31, 2018 and $9.5 million, or 2.1% of total loans at June 30, 2017. Our non-performing assets totaled $8.3 million or 1.3% of total assets at March 31, 2018, and $10.0 million, or 1.7% of total assets at June 30, 2017.

At March 31, 2018, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the nine months ended March 31, 2018 was $1.2 million, compared to a net income of $3.3 million for the nine months ended March 31, 2017. The quarter ended December 31, 2017 included an additional $1.3 million income tax expense due to a downward adjustment to our net deferred tax asset (“DTA”) related to the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. The Tax Act provides for a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which resulted in the downward adjustment to our DTA. The decrease in net income for the nine months ended March 31, 2018 was also impacted by a $1.2 million increase in noninterest expense, a $243,000 increase in the provision for loan losses and a $166,000 decrease in net interest income, partially offset by a $104,000 increase in noninterest income. Excluding the $1.3 million impact of the adjustment to the DTA, the Company’s net income for the nine months ended March 31, 2018 would have been $2.6 million, or a decrease of $758,000 from the nine months ended March 31, 2017. Management believes that presenting net income on a non-GAAP basis excluding the impact of the adjustment to the DTA in the 2017 period provides useful information for evaluating the Company’s operating results and any related trends that may be affecting the Company’s business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2018 and June 30, 2017

Total assets increased $33.8 million, or 5.8%, to $619.3 million at March 31, 2018 from $585.5 million at June 30, 2017. The increase was primarily due to an $18.0 million increase in net loans, a $10.1 million increase in investment securities, a $3.5 million increase in premises and equipment and a $2.2 million increase in cash and cash equivalents.

Net loans receivable, including loans held for sale, increased by $18.0 million, or 4.1%, to $458.3 million at March 31, 2018 from $440.3 million at June 30, 2017. The increase in net loans receivable during this period was due primarily to a $6.7 million, or 7.6%, increase in multi-family loans, a $7.5 million, or 101.2%, increase in construction loans, a $3.6 million, or 5.8%, increase in commercial business loans, and a $4.1 million, or 3.1%, increase in commercial real estate loans, partially offset by a $4.8 million, or 3.4%, decrease in one-to four-family loans, a $111,000, or 1.4%, decrease in consumer loans, and a $157,000, or 2.1%, decrease in home equity lines of credit.

Investment securities, consisting entirely of securities available for sale, increased $10.1 million, or 9.1%, to $121.7 million at March 31, 2018 from $111.6 million at June 30, 2017. We had no securities classified as held to maturity at March 31, 2018 or June 30, 2017.

Between June 30, 2017 and March 31, 2018, premises and equipment increased $3.5 million to $9.4 million, accrued interest receivable increased $467,000 to $2.0 million, and mortgage servicing rights increased $81,000 to $791,000, while Federal Home Loan Bank stock decreased $338,000 to $2.2 million, deferred income taxes decreased $149,000 to $3.6 million, and foreclosed assets held for sale decreased $102,000 to $327,000. The increase in premises and equipment was primarily due to the purchase of a building in Champaign, Illinois, with the intent to open a branch office, and the increase in accrual interest receivable was due to increases in both the average balance of loans and securities, while the increase in mortgage servicing rights was due to an increase in both the valuation and in the loan balances serviced. The decrease in Federal Home Loan Bank stock was the result of a lower stock requirement due to a reduced balance of Federal Home Loan Bank advances, and the decrease in deferred income taxes was mostly due to a decrease in the tax rate under the Tax Act, while the decrease in foreclosed assets held for sale resulted from the sale of residential real estate property.

At March 31, 2018, our investment in bank-owned life insurance was $8.7 million, a decrease of $86,000 from $8.8 million at June 30, 2017. The decrease in bank-owned life insurance was due to a decrease in cash surrender value of the bank-owned life insurance as a result of a benefit claim. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and that limit totaled $19.5 million at March 31, 2018.

Deposits increased $39.7 million, or 9.0%, to $478.8 million at March 31, 2018 from $439.1 million at June 30, 2017. Certificates of deposit, excluding brokered certificates of deposit, increased $14.1 million, or 6.7%, to $223.1 million, savings, NOW, and money market accounts increased $23.1 million, or 13.5%, to $194.3 million, brokered certificates of deposit decreased $1.4 million, or 3.7%, to $37.3 million, and noninterest bearing demand accounts increased $3.9 million, or 19.5%, to $24.1 million. Repurchase agreements increased $551,000, or 25.2%, to $2.7 million. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, decreased $4.5 million, or 8.4%, to $49.0 million at March 31, 2018 from $53.5 million at June 30, 2017.

Advances from borrowers for taxes and insurance increased $356,000, or 47.2%, to $1.1 million at March 31, 2018, from $754,000 at June 30, 2017. Accrued interest payable increased $93,000, or 169.1%, to $148,000 at March 31, 2018, from $55,000 at June 30, 2017. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in accrued interest payable resulted from increases in both the average balance and average cost of interest-bearing liabilities.

Total equity decreased $2.4 million, or 2.8%, to $81.6 million at March 31, 2018 from $84.0 million at June 30, 2017. Equity decreased due to a $2.5 million decrease in accumulated other comprehensive income (loss), net of tax, the repurchase of 49,000 shares of common stock at an aggregate cost of approximately $980,000, and the payment of approximately $756,000 in dividends to our shareholders, partially offset by net income of $1.2 million and ESOP and stock equity plan activity of $454,000. The decrease in other accumulated comprehensive income (loss) was primarily due to unrealized depreciation on available-for-sale securities, net of taxes. The Company adopted ASU 2018-02, which allowed for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. There were 49,000 shares of the Company’s common stock repurchased by the Company during the nine months ended March 31, 2018, and there were 78,050 shares yet to be repurchased under the plan as of March 31, 2018.

Comparison of Operating Results for the Nine Months Ended March 31, 2018 and 2017

General. Net income decreased $2.1 million to $1.2 million for the nine months ended March 31, 2018, from $3.3 million for the nine months ended March 31, 2017. The decrease in net income was primarily due to a decrease in net interest income, an increase in provision for loan losses, an increase in noninterest expense and an increase in income tax expense, partially offset by an increase in noninterest income.

Net Interest Income. Net interest income decreased by $166,000, or 1.2%, to $13.2 million for the nine months ended March 31, 2018 from $13.3 million for the nine months ended March 31, 2017. The decrease was due to an increase of $968,000 in interest expense, partially offset by an increase of $802,000 in interest and dividend income. A $26.8 million, or 4.8%, increase in the average balance of interest earning assets was partially offset by a $21.9 million, or 4.6%, increase in the average balance of interest bearing liabilities. Our interest rate spread decreased by 21 basis points to 2.82% for the nine months ended March 31, 2018, compared to 3.03% for the nine months ended March 31, 2017, while our net interest margin decreased by 18 basis points to 2.97% for the nine months ended March 31, 2018 compared to 3.15% for the nine months ended March 31, 2017.

Interest and Dividend Income. Interest and dividend income increased $802,000, or 5.0%, to $16.8 million for the nine months ended March 31, 2018 from $16.0 million for the nine months ended March 31, 2017. The increase in interest and dividend income was primarily due to a $666,000 increase in interest income on loans, a $72,000 increase in interest on securities, and a $64,000 increase in other interest income. The increase in interest income on loans resulted from a $21.4 million, or 4.8%, increase in the average balance of loans to $466.4 million for the nine months ended March 31, 2018. The increase in interest income on securities was due to a $4.8 million, or 4.3%, increase in the average balance of securities to $115.3 million, partially offset by a 2 basis point decrease in the average yield of securities to 2.46% from 2.48%. The increase in other interest income was a result of a 78 basis point increase in the average yield in other investments, including Federal Home Loan Bank stock dividends and deposits with other financial institutions, to 2.40% from 1.62%, and a $642,000 increase in the average balance of other investments.

Interest Expense. Interest expense increased $968,000, or 36.1%, to $3.7 million for the nine months ended March 31, 2018, from $2.7 million for the nine months ended March 31, 2017. The increase was primarily due to an increase in the average balance of interest-bearing liabilities and higher market rates during the nine months ended March 31, 2018.

Interest expense on interest-bearing deposits increased by $987,000, or 47.1%, to $3.1 million for the nine months ended March 31, 2018 from $2.1 million for the nine months ended March 31, 2017. This increase was due to an increase of $29.9 million in the average balance of interest-bearing deposits to $437.6 million for the nine months ended March 31, 2018, from $407.7 million for the nine months ended March 31, 2017, as well as, a 25 basis point increase in the average cost of interest-bearing deposits to 0.94% for the nine months ended March 31, 2018 from 0.69% for the nine months ended March 31, 2017.

Interest expense on borrowings decreased $19,000, or 3.2%, to $568,000 for the nine months ended March 31, 2018 from $587,000 for the nine months ended March 31, 2017. This decrease was due to a decrease in the average balance of borrowings to $62.8 million for the nine months ended March 31, 2018, from $70.7 million for the nine months ended March 31, 2017, partially offset by an 11 basis point increase in the average cost of such borrowings to 1.21% for the nine months ended March 31, 2018 from 1.10% for the nine months ended March 31, 2017.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $468,000 for the nine months ended March 31, 2018, compared to a provision for loan losses of $225,000 for the nine months ended March 31, 2017. The allowance for loan losses was $5.7 million, or 1.23% of total loans, at March 31, 2018, compared to $5.4 million, or 1.21% of total loans, at March 31, 2017, and $6.8 million, or 1.53% of total loans, at June 30, 2017. Non-performing loans decreased to $8.0 million during the nine month period ended March 31, 2018. During the nine months ended March 31, 2018, net charge-offs of $1.6 million were recorded, while during the nine months ended March 31, 2017, net charge-offs of $210,000 were recorded. Of the $1.6 million charged off in the nine months ended March 31, 2018, $1.5 million related to the one large credit discussed under “-overview” above.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Nine Months Ended March 31, 2018	Year Ended June 30, 2017
Allowance to non-performing loans	71.33%	71.66%
Allowance to total loans outstanding at the end of the period	1.23%	1.53%
Net charge-offs to average total loans outstanding during the period, annualized	0.46%	0.05%
Total non-performing loans to total loans	1.72%	2.13%
Total non-performing assets to total assets	1.34%	1.70%

Noninterest Income. Noninterest income increased $104,000, or 3.5%, to $3.1 million for the nine months ended March 31, 2018 compared to $3.0 million for the nine months ended March 31, 2017. The increase was primarily due to an increase in bank-owned life insurance, net, an increase in other service charges and fees, and an increase in brokerage commissions, mostly offset by a decrease in net realized gains on the sale of securities available for sale, a decrease in mortgage banking income, net, a decrease in insurance commissions, and a decrease in customer service fees. For the nine months ended March 31, 2018, bank-owned life insurance, net increased $110,000 to $311,000, brokerage commissions increased $224,000 to $644,000, and other service charges and fees increased $76,000 to $262,000, while net realized gains on the sale of securities available for sale decreased $104,000 to $13,000, mortgage banking income, net decreased $93,000 to $256,000, insurance commissions decreased $76,000 to $472,000, and customer service fees decreased $99,000 to $296,000. The increase in bank-owned life insurance, net, was due to a benefit claim, the increase in other service charges and fees was due to an increase in the number of loan fees, and the increase in brokerage commissions was due to a change in the timing of commission payments. The decrease in net realized gains on the sale of available-for-sale securities was a result of a larger amount of securities sold at a gain in the nine months ended March 31, 2017, than in the nine months ended March 31, 2018, and the decrease in mortgage banking income, net, was a result of a higher valuation of mortgage servicing rights in the nine months ended March 31, 2017, than in the nine months ended March 31, 2018. The decrease in insurance commissions was the result of higher contingency commissions earned in the nine months ended March 31, 2017, and the decrease in customer service fees was the result of waiving customer fees during the month of our core system conversion which occurred in the nine months ended March 31, 2018.

Noninterest Expense. Noninterest expense increased $1.2 million, or 11.2%, to $12.0 million for the nine months ended March 31, 2018 from $10.8 million for the nine months ended March 31, 2017. The largest components of this increase were other expenses, which increased $616,000, or 64.5%, compensation and benefits, which increased $223,000, or 3.1%, office occupancy, which increased $125,000, or 28.2%, equipment expense, which increased $101,000, or 11.6%, advertising expense, which increased $74,000, or 28.1% and telephone and postage expense which increased $48,000, or 31.4%. The other expenses increased as a result of the accrual of real estate taxes on a large credit in bankruptcy. Compensation and benefits increased due to increased staffing changes including additional staff for the Bourbonnais office that opened in June 2017, normal salary increases and increased medical costs. Office occupancy, equipment expense, advertising, and telephone and postage expense all increased as a result of the addition of the new Bourbonnais office. Equipment and postage also increased as a result of our core system conversion which occurred in the nine months ended March 31, 2018.

Income Tax Expense. We recorded a provision for income tax of $2.5 million for the nine months ended March 31, 2018, compared to a provision for income tax of $1.9 million for the nine months ended March 31, 2017, reflecting effective tax rates of 66.8% and 36.9%, respectively. The effective tax rate for the nine months ended March 31, 2018, reflects the impact of the adjustment to the DTA, as discussed above under “Overview”.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income increased $150,000 to $994,000 net income for the three months ended March 31, 2018 from an $844,000 net income for the three months ended March 31, 2017. The increase was primarily due to an increase in interest income, an increase in noninterest income, a decrease in provision for loan losses, and a decrease in income tax expense, partially offset by an increase in interest expense and an increase in noninterest expense.

Net Interest Income. Net interest income decreased $52,000 to $4.3 million for the three months ended March 31, 2018 from $4.4 million for the three months ended March 31, 2017. The decrease was the result of an increase of $472,000 in interest expense, partially offset by an increase of $420,000 in interest and dividend income. We had a $35.2 million, or 6.3%, increase in the average balance of interest earning assets, partially offset by a $29.3 million, or 6.2%, increase in average balance of interest bearing liabilities. Our interest rate spread decreased by 27 basis points to 2.70% for the three months ended March 31, 2018 from 2.97% for the three months ended March 31, 2017, and our net interest margin decreased by 22 basis points to 2.87% for the three months ended March 31, 2018 from 3.09% for the three months ended March 31, 2017.

Interest and Dividend Income. Interest and dividend income increased $420,000, or 8.0%, to $5.7 million for the three months ended March 31, 2018 from $5.3 million for the three months ended March 31, 2017. The increase in interest and dividend income was mostly due to a $330,000 increase in interest income on loans, which resulted from a $22.9 million, or 5.2%, increase in the average balance of loans to $466.7 million for the three months ended March 31, 2018, from $443.8 million for the three months ended March 31, 2017, and by a 9 basis point, or 2.2%, increase in the average yield on loans to 4.16% from 4.07%. Interest income on securities increased $64,000, or 9.2%, as the average yield on securities increased 5 basis points to 2.50% for the three months ended March 31, 2018, from 2.45% for the three months ended March 31, 2017, and the average balance of securities increased $8.2 million, to $122.0 million, for the three months ended March 31, 2018, from $113.8 million for the three months ended March 31, 2017.

Interest Expense. Interest expense increased $472,000, or 52.6%, to $1.4 million for the three months ended March 31, 2018 from $898,000 for the three months ended March 31, 2017. The increase was primarily due to an increase in the average balance of deposits and increases in the average cost of deposits and the average cost of borrowings, partially offset by a decrease in the average balance of borrowings.

Interest expense on interest-bearing deposits increased by $454,000, or 63.4%, to $1.2 million for the three months ended March 31, 2018 from $716,000 for the three months ended March 31, 2017. This increase was due to a 35 basis point, or 49.8%, increase in the average cost of interest-bearing deposits to 1.05% for the three months ended March 31, 2018 from 0.70% for the three months ended March 31, 2017, as well as a $38.8 million, or 9.5%, increase in the average balance of interest-bearing deposits to $446.7 million for the three months ended March 31, 2018 from $407.8 million for the three months ended March 31, 2017.

Interest expense on borrowings increased by $18,000, or 9.9%, to $200,000 for the three months ended March 31, 2018 from $182,000 for the three months ended March 31, 2017. This increase was due to a 30 basis point, or 28.4%, increase in the average cost of borrowings to 1.36% for the three months ended March 31, 2018 from 1.06% for the three months ended March 31, 2017, partially offset by a decrease in the average balance of borrowings of $9.5 million, or 13.9%, to $58.7 million for the three months ended March 31, 2018, from $68.2 million for the three months ended March 31, 2017.

Provision for Loan Losses. We recorded a provision for loan losses of $110,000 for the three months ended March 31, 2018, compared to a provision for loan losses of $192,000 for the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, $1.5 million and $213,000 in net charge-offs were recorded, respectively.

Noninterest Income. Noninterest income increased $98,000, or 11.7%, to $937,000 for the three months ended March 31, 2018 from $839,000 for the three months ended March 31, 2017. The increase was primarily due to an increase in brokerage commissions and in increase in mortgage banking income, partially offset by a decrease in customer service fees and a decrease in insurance commissions. For the three months ended March 31, 2018, brokerage commissions increased $112,000 to $239,000 and mortgage banking income, net increased $56,000 to $121,000, while customer service fees decreased $42,000 to $75,000 and insurance commissions decreased $69,000 to $129,000. The increase in brokerage commissions was due to a change in the timing of commission payments and the increase in mortgage banking income reflects an increase in number of loans sold to the Federal Home Loan Bank of Chicago in the three months ended March 31, 2018. The decrease in customer service fees was due to a lower number of customer service fees collected during the three months ended March 31, 2018, and the decrease in insurance commissions was the result of higher contingency commissions earned in the three months ended March 31, 2017.

Noninterest Expense. Noninterest expense increased $177,000, or 4.8%, to $3.9 million for the three months ended March 31, 2018 from $3.7 million for the three months ended March 31, 2017. The largest components of this increase were office occupancy, which increased $60,000, or 41.1%, equipment expense, which increased $37,000, or 13.3%, loss on foreclosed assets, which increased $31,000, or 442.9%, and advertising, which increased $16,000, or 15.0%. Office occupancy, equipment expense, and advertising all increased as a result of the addition of the new Bourbonnais office. The increase in loss on foreclosed assets was due to losses on sale of two residential real estate properties in the three months ended March 31, 2018.

Income Tax Expense. We recorded a provision for income tax of $280,000 for the three months ended March 31, 2018, compared to a provision for income tax of $479,000 for the three months ended March 31, 2017, reflecting effective tax rates of 22.0% and 36.2%, respectively.

Asset Quality

At March 31, 2018, our non-accrual loans totaled $7.7 million, including $7.4 million in one-to four-family loans, $125,000 in multi-family loans, $71,000 in commercial real estate loans, $61,000 in commercial business loans and $1,000 in consumer loans. At March 31, 2018, we had three one- to four-family loan for $327,000 and one commercial business loan for $11,000, which were delinquent 90 days or greater and still accruing interest.

At March 31, 2018, $2.7 million in loans were classified as substandard, $6.3 million in loans were classified as doubtful and no loans were classified as loss. Loans classified as substandard consisted of $1.6 million in one-to four-family loans, $125,000 in multi-family loans, $71,000 in commercial real estate loans, $23,000 in home equity lines of credit, $953,000 in commercial business loans, and $4,000 in consumer loans. Loans classified as doubtful consisted of $6.3 million in one-to four-family loans, $61,000 in commercial business loans, and $1,000 in consumer loans.

At March 31, 2018, watch assets consisted of $589,000 in one-to four-family loans, $1.1 million in commercial real estate loans, $1.7 million in commercial business loans and $34,000 in consumer loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At March 31, 2018 and June 30, 2017, we had $2.9 million and $3.1 million, respectively, of troubled debt restructurings. At March 31, 2018 our troubled debt restructurings consisted of $1.6 million in one-to four-family loans, $1.2 million in multi-family loans, $19,000 in commercial real estate loans, $30,000 in home equity lines of credit, $61,000 in commercial business loans, and $5,000 in consumer loans.

At March 31, 2018, we had $327,000 in foreclosed assets compared to $429,000 as of June 30, 2017. Foreclosed assets at March 31, 2018 consisted of $108,000 in residential real estate properties and $219,000 in commercial non-occupied property, while foreclosed assets at June 30, 2017 consisted of $210,000 in residential real estate properties and $219,000 in commercial non-occupied property.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine-month periods ended March 31, 2018 and 2017:

	Nine months ended March 31,
	2018	2017
Balance, beginning of period	$6,835	$5,351
Loans charged off Real estate loans:
One-to four-family	(1,572)	(203)
Multi-family	—	—
Commercial	—	(8)
HELOC	(25)	—
Construction	—	—
Commercial business	—	—
Consumer	(10)	(31)

Gross charged off loans	(1,607)	(242)

Recoveries of loans previously charged off Real estate loans:
One-to four-family	—	27
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	7	5

Gross recoveries of charged off loans	7	32

Net charge offs	(1,600)	(210)

Provision charged to expense	468	225

Balance, end of period	$5,703	$5,366

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses decreased $1.1 million to $5.7 million at March 31, 2018, from $6.8 million at June 30, 2017. The decrease was the result of a $1.6 million charge off, partially offset by a $468,000 provision which was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at March 31, 2018.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of March 31, 2018 and June 30, 2017:

Portfolio segment	March 31, 2018 Net charge-offs 12 quarter weighted historical	June 30, 2017 Net charge-offs 12 quarter weighted historical
Real Estate:
One-to four-family	0.66%	0.12%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.26%	0.17%
Construction	0.00%	0.00%
Commercial business	0.00%	0.00%
Consumer	0.04%	0.05%

Total portfolio	0.20%	0.05%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. At March 31, 2018, these qualitative factors included: (1) management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at March 31, 2018	Qualitative factor applied at June 30, 2017
Real Estate:
One-to four-family	0.12%	0.64%
Multi-family	1.56%	1.56%
Commercial	1.20%	1.20%
HELOC	0.74%	0.84%
Construction	1.13%	1.01%
Commercial business	2.02%	1.99%
Consumer	0.73%	0.76%

Total portfolio	1.04%	1.17%

At March 31, 2018, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $4.8 million, as compared to $5.2 million at June 30, 2017. The general decrease in qualitative factors was attributable primarily to actual losses versus minimum expected losses already factored.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2018, the nine months ended March 31, 2018 and the year ended June 30, 2017, our liquidity ratio averaged 20.6%, 19.5% and 19.0% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2018.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $10.0 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $1.8 million at March 31, 2018.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $1.6 million and $5.1 million for the nine months ended March 31, 2018 and 2017, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and the purchase of securities and Federal Home Loan Bank stock, offset by net cash provided by principal collections on loans, proceeds from maturing securities, the sale of securities, the redemption of Federal Home Loan Bank stock, and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities was $(34.1) million and $11.2 million for the nine months ended March 31, 2018 and 2017, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts, FHLB Advances, dividends paid, and stock repurchases. The net cash provided by (used in) financing activities was $34.7 million and $(5.9) million for the nine months ended March 31, 2018 and 2017, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2018 and June 30, 2017.

	March 31, 2018	June 30, 2017
	(Dollars in thousands)
Commitments to fund loans	$2,250	$25,353
Lines of credit	42,841	42,682

At March 31, 2018, certificates of deposit due within one year of March 31, 2018 totaled $154.1 million, or 32.2% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2019. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $49.0 million at March 31, 2018. At March 31, 2018, we had the ability to borrow up to an additional $159.6 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $21.7 million from the Federal Reserve based on current collateral pledged.

During the nine months ended March 31, 2018, 49,000 shares were repurchased as part of the stock repurchase program that was announced by the Company on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of March 31, 2018, the Company had repurchased 122,653 shares, and the maximum number of shares that may yet be purchased under the plan was 78,050.

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

	March 31, 2018	June 30, 2017	Minimum to Be Well
	Actual	Actual	Capitalized
Tier 1 capital to total assets
Association	11.7%	12.0%	5.0%
Company	13.7%	14.3%	N/A
Common equity tier 1 to risk-weighted assets Association	15.6%	15.7%	6.5%
Company	18.2%	18.8%	N/A
Tier 1 capital to risk-weighted assets
Association	15.6%	15.7%	8.0%
Company	18.2%	18.8%	N/A
Total capital to risk-weighted assets
Association	16.8%	16.9%	10.0%
Company	19.4%	20.1%	N/A

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

	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$466,703	$4,849	4.16%	$443,781	$4,519	4.07%
Securities:
U.S. government, federal agency and government-sponsored enterprises	22,541	130	2.31%	74,839	452	2.42%
Mortgage-backed:
GSE-residential	96,431	616	2.56%	35,675	228	2.56%
State and political subdivisions	2,981	16	2.15%	3,275	18	2.20%

Total securities	121,953	762	2.50%	113,789	698	2.45%
Other	10,443	64	2.45%	6,295	38	2.41%

Total interest-earning assets	599,099	5,675	3.79%	563,865	5,255	3.73%
Non-interest earning assets	15,368			18,798

Total assets	$614,467			$582,663

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$46,882	16	0.14%	$45,794	11	0.10%
Savings accounts	44,442	27	0.24%	40,427	12	0.12%
Money market accounts	97,412	250	1.03%	75,487	53	0.28%
Certificates of deposit	257,944	877	1.36%	246,135	640	1.04%

Total interest-bearing deposits	446,680	1,170	1.05%	407,843	716	0.70%
Federal Home Loan Bank Advances and repurchase agreements	58,717	200	1.36%	68,224	182	1.06%

Total interest-bearing liabilities	505,397	1,370	1.08%	476,067	898	0.75%
Noninterest-bearing liabilities	27,088			23,520

Total liabilities	532,485			499,587
Stockholders’ equity	81,982			83,076

Total liabilities and stockholders’ equity	$614,467			$582,663

	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Net interest income		$4,305			$4,357

Interest rate spread (1)			2.70%			2.97%
Net interest margin (2)			2.87%			3.09%
Net interest-earning assets (3)	$93,702			$87,798

Average interest-earning assets to interest-bearing liabilities	119%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$466,419	$14,512	4.15%	$445,040	$13,846	4.15%
Securities:
U.S. government, federal agency and government-sponsored enterprises	21,217	377	2.37%	75,689	1,414	2.49%
Mortgage-backed:
GSE-residential	90,914	1,701	2.49%	31,454	587	2.49%
State and political subdivisions	3,144	50	2.12%	3,361	55	2.18%

Total securities	115,275	2,128	2.46%	110,504	2,056	2.48%
Other	9,620	173	2.40%	8,978	109	1.62%

Total interest-earning assets	591,314	16,813	3.79%	564,522	16,011	3.78%
Non-interest earning assets	18,602			21,241

Total assets	$609,916			$585,763

	For the Nine Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$46,483	37	0.11%	$43,539	30	0.09%
Savings accounts	42,734	56	0.17%	39,757	36	0.12%
Money market accounts	94,737	558	0.79%	73,859	122	0.22%
Certificates of deposit	253,648	2,431	1.28%	250,552	1,908	1.02%

Total interest-bearing deposits	437,602	3,082	0.94%	407,707	2,096	0.69%
Federal Home Loan Bank Advances and repurchase agreements	62,764	568	1.21%	70,735	586	1.10%

Total interest-bearing liabilities	500,366	3,650	0.97%	478,442	2,682	0.75%
Noninterest-bearing liabilities	25,878			23,992

Total liabilities	526,244			502,434
Stockholders’ equity	83,672			83,329

Total liabilities and stockholders’ equity	$609,916			$585,763

Net interest income		$13,163			$13,329

Interest rate spread (1)			2.82%			3.03%
Net interest margin (2)			2.97%			3.15%
Net interest-earning assets (3)	$90,948			$86,080

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended March 31, 2018 vs. 2017			Nine Months Ended March 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(818)	$1,148	$330	$666	$—	$666
Securities	(70)	134	64	98	(26)	72
Other	21	5	26	12	52	64

Total interest-earning assets	$(867)	$1,287	$420	$776	$26	$802

Interest-bearing liabilities:
Interest-bearing checking or NOW	$2	$3	$5	$6	$1	$7
Savings accounts	9	6	15	5	15	20
Certificates of deposit	248	(12)	236	40	483	523
Money market accounts	113	84	197	50	386	436

Total interest-bearing deposits	372	81	453	101	885	986
Federal Home Loan Bank advances and repurchase agreements	(129)	148	19	(93)	75	(18)

Total interest-bearing liabilities	$243	$229	$472	$8	$960	$968

Change in net interest income	$(1,110)	$1,058	$(52)	$768	$(934)	$(166)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2018, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended March 31, 2018 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/18 –1/31/18	—	$—	—	127,050
2/1/18 – 2/28/18	35,000	20.00	35,000	92,050
3/1/18 – 3/31/18	14,000	20.00	14,000	78,050

Total	49,000	$20.00	49,000

(1)	The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of the Company’s then outstanding shares. There were 49,000 shares of the Company’s common stock repurchased by the Company during the three months ended March 31, 2018, and there were 78,050 shares yet to be repurchased under the plan as of March 31, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended March 31, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 10, 2018	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: May 10, 2018	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)