Form 10-K
period 2018-06-30
IF Bancorp, Inc.
filed 2018-09-12
CIK 1514743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2017 was $60,233,522.

The number of shares outstanding of the registrant’s common stock as of September 4, 2018 was 3,871,408.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 19, 2018 are incorporated by reference in Part III of this Form 10-K.

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

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2018 and 2017, we had consolidated assets of $638.9 million and $585.5 million, consolidated deposits of $480.4 million and $439.1 million and consolidated equity of $81.7 million and $84.0 million, respectively.

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

Market Area

We conduct our operations from our six full-service banking offices located in the municipalities of Watseka, Danville, Clifton, Hoopeston, Savoy and Bourbonnais, Illinois and our loan production and wealth management office in Osage Beach, Missouri. In August 2018, we opened a new branch at 2411 Village Green Place, Champaign, Illinois. Our primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the adjacent counties in Illinois and Indiana within 30 miles of a branch or loan production office. Our loan production and wealth management office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan.

In recent years, Iroquois and Vermilion Counties, our traditional primary market areas, have experienced negative growth, reflecting in part, the economic downturn. However, Champaign County, where our Savoy branch is located, has experienced population growth. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 28,000 in July 2017, a decrease of 6.1% since April 2010, Vermilion County had an estimated population of 78,000 in July 2017, a decrease of 4.6% since April 2010, and Kankakee County had an estimated population of 110,000 in July 2017, a decrease of 3.4% since April 2010, while Champaign County had an estimated population of 209,000 in July 2017, an increase of 3.9% since April 2010. Unemployment rates in our primary market have decreased over the last year. According to the Illinois Department of Employment Security, unemployment, on a non-seasonally adjusted basis, decreased from 4.1% to 3.8% in Iroquois County, from 6.8% to 6.0% in Vermilion County, from 4.8% to 4.7% in Champaign County, and from 5.4% to 4.9% in Kankakee County.

The economy in our primary market is fairly diversified, with employment in services, wholesale/retail trade, and government serving as the basis of the Iroquois County, Vermilion County, Champaign County and Kankakee economies. Manufacturing jobs, which tend to be higher paying jobs, are also a large source of employment in Vermilion, Champaign and Kankakee Counties, while Iroquois County is heavily influenced by agriculture and agriculture related businesses. Hospitals and other health care providers, local schools and trucking/distribution businesses also serve as major sources of employment.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2017, the latest date for which FDIC data is available, we ranked first of 12 bank and thrift institutions with offices in Iroquois County with a 25.32% deposit market share. As of the same date, we ranked first of 16 bank and thrift institutions with offices in Vermilion County with a 17.82% deposit market share, we ranked 22nd of 29 bank and thrift institutions with offices in Champaign County, with a 0.52% deposit market share and we ranked 18th of 18 bank and thrift institutions with offices in Kankakee County, with a 0.06% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land development loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2018 and 2017, the amount of such loans equaled $5.9 million and $7.6 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2018 and 2017, the amount of such loans equaled $32.9 million and $38.5 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

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

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $95.8 million and $88.7 million as of June 30, 2018 and 2017, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $206,000, $186,000, $0, $93,000 and $313,000 at June 30, 2018, 2017, 2016, 2015 and 2014, respectively.

	At June 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$134,977	27.99%	$140,647	31.47%	$149,538	33.29%	$144,887	40.18%	$149,548	44.75%
Multi-family	107,436	22.28	87,228	19.52	84,200	18.15	58,399	16.20	61,603	18.45
Commercial	140,944	29.22	133,841	29.94	119,643	26.64	103,614	28.74	83,134	24.89
Home equity lines of credit	9,058	1.88	7,520	1.68	8,138	1.81	7,713	2.14	7,824	2.34
Construction	13,763	2.85	7,421	1.66	19,698	4.39	471	0.13	338	0.10
Commercial	68,720	14.25	62,392	13.96	57,826	12.87	37,151	10.30	23,120	6.92
Consumer	7,366	1.53	7,905	1.77	10,086	2.25	8,325	2.31	8,509	2.55

Total loans	482,264	100.00%	446,954	100.00%	449,129	100.00%	360,560	100.00%	333,986	100.00%

Less:
Unearned fees and discounts, net	(161)		(203)		30		155		104
Allowance for loan losses	5,945		6,835		5,351		4,211		3,958

Total loans, net	$476,480		$440,322		$443,748		$356,194		$329,924

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2018. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2018.

	One- to four-family residential real estate (1)		Multi-family real estate		Commercial real estate		Home equity lines of credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2019	$3,665	4.81%	$5,000	4.61%	$16,533	4.49%	$661	5.19%
2020	7,748	6.37	5,982	3.99	22,175	3.83	370	4.84
2021 to 2022	11,878	4.80	34,705	3.92	44,203	4.28	1,655	4.62
2023 to 2027	23,002	4.79	52,072	4.28	44,302	4.51	1,606	4.97
2028 to 2032	10,128	4.46	3,327	4.42	8,528	4.23	2,938	4.50
2033 and beyond	78,556	4.11	6,350	4.45	5,203	4.50	1,828	4.35

Total	$134,977	4.46%	$107,436	4.18%	$140,944	4.31%	$9,058	4.64%

	Construction		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2019	$1,476	4.72%	$40,327	5.42%	$1,255	4.52%	$68,917	5.07%
2020	—	—	2,946	4.61	892	6.57	40,113	4.47
2021 to 2022	8,284	4.90	13,745	4.71	3,148	5.52	117,618	4.36
2023 to 2027	3,741	4.90	7,835	4.96	2,071	4.07	134,629	4.51
2028 to 2032	—	—	3,258	4.22	—	—	28,179	4.36
2033 and beyond	262	4.95	609	3.75	—	—	92,808	4.16

Total	$13,763	4.88%	$68,720	5.12%	$7,366	5.07%	$482,264	4.47%

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2018 that are contractually due after June 30, 2019.

	Due After June 30, 2019
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family (1)	$45,938	$85,374	$131,312
Multi-family	92,696	9,740	102,436
Commercial	107,759	16,652	124,411
Home equity lines of credit	3,198	5,199	8,397
Construction	3,324	8,963	12,287
Commercial	27,783	610	28,393
Consumer	6,111	—	6,111

Total loans	$286,809	$126,538	$413,347

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2018, $135.0 million, or 28.0% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of five to seven years and annual interest rate adjustments thereafter. Our adjustable rate mortgage loans amortize over a period of up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 102%. Private mortgage insurance or participation in a government sponsored program is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2018, fixed-rate one- to four-family residential mortgage loans totaled $49.2 million, or 36.5% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $85.7 million, or 63.5% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $453,100 for single-family homes. At June 30, 2018, our average one- to four-family residential mortgage loan had a principal balance of $84,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2018, $31.9 million, or 23.7%, of our total one- to four-family residential loans had principal balances in excess of $453,100. Most of our jumbo loans are originated with a seven-year fixed-rate term and an annual adjustable rate thereafter, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $3.6 million and $6.5 million for the years ended June 30, 2018 and 2017, respectively. In October 2015, we began to also sell loans to FHLBC under its Mortgage Partnership Finance Original Program. Total loans sold under this program were approximately $14.3 million and $13.9 million for the years ended June 30, 2018 and 2017, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

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

Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans, This is primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default and higher rates of delinquency in a rising interest rate environment. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Since changes in the interest rates on adjustable-rate mortgages may be limited by an initial fixed-rate period or by the contractual limits on periodic interest rate adjustments, adjustable-rate loans may not adjust as quickly to increases in interest rates as our interest-bearing liabilities.

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2018, approximately $1.7 million, or 1.2% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2018, $140.9 million, or 29.2% of our loan portfolio consisted of commercial real estate loans, and $107.4 million, or 22.3% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2018, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois, Indiana and Missouri.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, churches, and farm loans secured by real estate. At June 30, 2018, loans secured by commercial real estate had an average loan balance of $518,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 25 years. At June 30, 2018, $20.7 million or 14.7% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 25 years. At June 30, 2018, $10.1 million or 9.4% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2018, our largest commercial real estate loan had an outstanding balance of $6.7 million, was secured by a commercial building, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $11.3 million, was secured by multiple apartment buildings with a total of 353 units, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2018 we had $9.1 million, or 1.9% of our total loan portfolio in home equity lines of credit. At that date we had $5.5 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2018, we had $68.7 million of commercial business loans outstanding, representing 14.2% of our total loan portfolio. At that date, we also had $18.5 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

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

At June 30, 2018, our largest commercial business loan outstanding was for $5.5 million and was secured by business equipment and assets. At June 30, 2018, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2018, $13.8 million, or 2.9%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties.

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

At June 30, 2018, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2018 was for a 93 unit apartment building and had a principal balance of $5.5 million. This loan was performing in accordance with its terms at June 30, 2018.

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

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2018 and 2017, the amount of commercial loan participations totaled $32.9 million and $38.5 million, respectively, of which $11.0 million and $10.3 million, at June 30, 2018 and 2017 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program and its Mortgage Partnership Finance Original Program. We retain servicing on all loans sold under these programs. During the years ended June 30, 2018 and 2017, we sold $17.9 million and $20.4 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Loan Losses—Other Credit Risk.”

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2018, 2017, 2016, 2015 and 2014, we had troubled debt restructurings of approximately $2.9 million, $3.1 million, $2.3 million, $2.6 million and $2.9 million, respectively. At the dates presented, we had one loan that was delinquent 120 days or greater and that were still accruing interest. This loan is a performing TDR with more than 3 years of payments as agreed, but it is still listed as delinquent more than 120 days.

.

	At June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$6,339	$9,105	$1,604	$2,724	$2,146
Multi-family	116	146	185	240	296
Commercial	50	25	63	46	55
Home equity lines of credit	—	24	316	—	28
Construction	—	—	—	—	—
Commercial	30	84	9	21	29
Consumer	—	—	—	14	30

Total non-accrual loans	6,535	9,384	2,177	3,045	2,584

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	293	155	4	15	182
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	1	—	8	7	—

Total loans delinquent 90 days or greater and still accruing	294	155	12	22	182

Total non-performing loans	6,829	9,539	2,189	3,067	2,766

Performing troubled debt restructurings	2,675	2,211	2,084	1,855	1,959
Total non-performing loans and performing troubled debt restructurings	$9,504	$11,750	$4,273	$4,922	$4,725

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	—	210	338	50	416
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	20
Home equity lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	219	219	—	—	—
Consumer	—	—	—	—	—

Total other real estate owned and foreclosed assets	219	429	338	50	436

Total non-performing assets	$7,048	$9,968	$2,527	$3,117	$3,202

Ratios:
Non-performing loans to total loans	1.42%	2.13%	0.49%	0.85%	0.82%
Non-performing assets to total assets	1.10%	1.70%	0.42%	0.55%	0.58%

(1)	Includes home equity loans.

For the years ended June 30, 2018 and 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $554,000 and $142,000, respectively. We recognized no interest income on such loans for the years ended June 30, 2018 and 2017.

At June 30, 2018, our non-accrual loans totaled $6.5 million. These non-accrual loans consisted primarily of 6 one- to four-family residential loans with aggregate principal balances totaling $6.3 million with no specific allowances, 3 commercial real estate loans with aggregate principal balances totaling $50,000 and specific allowances of $3,000, 2 multi-family loans with aggregate principal balances totaling $116,000 with no specific allowances, and 1 commercial business loan with a principal balance of $30,000 and no specific allowance.

The $6.3 million of non-accrual one- to four-family loans at June 30, 2018 was related to one credit relationship. In June 2017, a $7.8 million loan secured by 45 one- to four-family properties was moved to non-performing when the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. As of June 30, 2018, we have accrued real estate taxes of $577,000 and we have charged off $1.5 million of the credit to reflect the net realizable value of the properties. In July of 2018, we charged off the remaining $6.3 million of this loan and the 45 properties with an aggregate value of $6.3 million were moved to foreclosed assets held for sale.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2018 and 2017, we had $2.9 million and $3.1 million, respectively, of troubled debt restructurings. At June 30, 2018 our troubled debt restructurings consisted of $1.6 million of residential one- to four-family mortgage loans, $1.2 million of multi-family real estate loans, $17,000 of commercial real estate loans, $26,000 of home equity lines of credit loans, $30,000 of commercial business loans, and $3,000 of consumer loans, all of which were impaired.

For the years ended June 30, 2018 and 2017, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $176,000 and $163,000, respectively. We recognized interest income of $137,000 and $136,000 on such modified loans for the years ended June 30, 2018 and 2017, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days or Greater
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2018
Real estate loans:
One- to four-family (1)	4	207	10	6,633	14	6,840
Multi-family	—	—	1	2	1	2
Commercial	1	13	2	37	3	50
Home equity lines of credit	1	23	—	—	1	23
Construction	—	—	—	—	—	—
Commercial	—	—	1	30	1	30
Consumer	2	29	1	1	3	30

Total loans	8	$272	15	$6,703	23	$6,975

At June 30, 2017
Real estate loans:
One- to four-family (1)	4	158	5	540	9	698
Multi-family	—	—	—	—	—	—
Commercial	1	84	—	—	1	84
Home equity lines of credit	—	—	1	24	1	24
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	3	6	—	—	3	6

Total loans	8	$248	6	$564	14	$812

At June 30, 2016
Real estate loans:
One- to four-family (1)	6	148	9	1,489	15	1,637
Multi-family	—	—	—	—	—	—
Commercial	2	97	1	27	3	124
Home equity lines of credit	—	—	1	316	1	316
Construction	—	—	—	—	—	—
Commercial	1	100	—	—	1	100
Consumer	1	5	1	8	2	13

Total loans	10	$350	12	$1,840	22	$2,190

At June 30, 2015
Real estate loans:
One- to four-family (1)	14	724	17	2,279	31	3,003
Multi-family	1	31	—	—	1	31
Commercial	3	137	—	—	3	137
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	21	—	—	1	21
Consumer	—	—	3	21	3	21

Total loans	19	$913	20	$2,300	39	$3,213

At June 30, 2014
Real estate loans:
One- to four-family (1)	14	876	14	1,500	28	2,379
Multi-family	—	—	—	—	—	—
Commercial	1	349	—	—	1	349
Home equity lines of credit	2	36	—	—	2	36
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	4	33	—	—	4	33

Total loans	21	$1,294	14	$1,500	35	$2,794

(1)	Includes home equity loans.

Total delinquent loans increased by $6.2 million to $7.0 million at June 30, 2018 from $812,000 at June 30, 2017. The increase in delinquent loans was due primarily to an increase of $6.1 million in one- to four-family loans, an increase of $30,000 in commercial business loans, and an increase of $24,000 in consumer loans, partially offset by a decrease of $34,000 in commercial real estate loans.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2018, we had $219,000 in foreclosed assets compared to $429,000 as of June 30, 2017. Foreclosed assets at June 30, 2018, consisted of $219,000 in commercial nonoccupied property, while foreclosed assets at June 30, 2017, consisted of $210,000 in residential real estate property and $219,000 in commercial nonoccupied property.

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

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2018 and 2017, include approximately $6.8 million and $9.5 million of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $3,000 and $1.5 million at June 30, 2018 and 2017, respectively. Substandard assets shown include foreclosed assets.

	At June 30,
	2018	2017
	(In thousands)
Classified assets:
Substandard	$2,617	$10,887
Doubtful	6,332	—
Loss	—	—

Total classified assets	8,949	10,887
Watch	2,294	4,323

Total criticized assets	$11,243	$15,210

At June 30, 2018, substandard assets consisted of $1.3 million of one- to four-family residential mortgage loans, $116,000 in multi-family loans, $50,000 in commercial real estate loans, $23,000 in home equity lines of credit, $941,000 in commercial business loans, $3,000 in consumer loans, and $219,000 of foreclosed assets held for sale. At June 30, 2018, watch assets consisted of $1.1 million of commercial real estate loans, and $1.2 million of commercial business loans, while doubtful assets consisted of $6.3 million in one- to four-family residential mortgage loans and $30,000 in commercial business loans. In July 2018, the $6.3 million of one- to four-family loans classified as doubtful were moved to foreclosed assets held for sale in July 2018. The remaining $6.3 million of value of these loans was charged off upon the transfer to foreclosed assets. At June 30, 2018, no assets were classified as loss.

Other Loans of Concern. At June 30, 2018, there were no other loans or other assets that are not disclosed in the text or tables above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago between 2000 and December 2008, and again starting in October 2015, under its Mortgage Partnership Finance (MPF) Original Program. However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We sold $14.3 million in loans under this program in the year ended June 30, 2018, and we continue to service approximately $34.3 million of these loans, for which our maximum potential credit risk is approximately $1.6 million. From June 2000 to June 30, 2018, we experienced only $170,000 in actual losses under the MPF Original Program. We have also sold loans to the Federal Home Loan Bank of Chicago since December 2008 under its Mortgage Partnership Finance Xtra Program. Unlike loans sold under the MPF Original Program, we do not retain any credit risk with respect to loans sold under the MPF Xtra Program.

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

The allowance for loan losses decreased $890,000 to $5.9 million at June 30, 2018, from $6.8 million at June 30, 2017. The decrease was a result of net charge-offs of $1.7 million, partially offset by an increase in outstanding loans and corresponding provision expense, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at June 30, 2018.

As noted above, in its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company has seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation.

The following table sets forth the Company’s weighted average historical net charge-offs as of June 30, 2018 and June 30, 2017:

Portfolio segment	June 30, 2018 Net charge-offs – 12 quarter weighted historical	June 30, 2017 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.65%	0.12%
Multi-family	—%	—%
Commercial	—%	—%
HELOC	0.23%	0.17%
Construction	—%	—%
Commercial business	0.02%	—%
Consumer	0.04%	0.05%
Entire portfolio total	0.20%	0.05%

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

Portfolio segment	Qualitative factor applied at June 30, 2018	Qualitative factor applied at June 30, 2017
Real Estate:
One- to four-family	0.13%	0.64%
Multi-family	1.56%	1.56%
Commercial	1.21%	1.20%
HELOC	0.77%	0.84%
Construction	1.22%	1.01%
Commercial business	1.98%	1.99%
Consumer	0.74%	0.76%
Entire portfolio total	1.05%	1.17%

At June 30, 2018, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.1 million, as compared to $5.2 million at June 30, 2017. The general decrease in qualitative factors was attributable primarily to actual losses versus minimum expected losses already factored.

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$6,835	$5,351	$4,211	$3,958	$3,938

Charge-offs:
Real estate loans:
One- to four-family (1)	(1,608)	(232)	(188)	(231)	(418)
Multi-family	—	—	—	—	—
Commercial	—	(8)	(3)	—	(28)
Home equity lines of credit	(24)	—	(32)	(35)	(16)
Construction	—	—	—	—	—
Commercial	(30)	—	—	—	(38)
Consumer	(14)	(35)	(10)	(12)	(38)

Total charge-offs	(1,676)	(275)	(233)	(278)	(538)
Recoveries:
Real estate loans:
One- to four-family (1)	1	32	5	29	50
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	—	—	—	13	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	8	6	2	29	6

Total recoveries	9	38	7	71	56
Net charge-offs	(1,667)	(237)	(226)	(207)	(482)

Provision for loan losses	777	1,721	1,366	460	502

Balance at end of period	$5,945	$6,835	$5,351	$4,211	$3,958

Ratios:
Net charge-offs to average loans outstanding	0.35%	0.05%	0.05%	0.01%	0.15%
Allowance for loan losses to non-performing loans at end of period	87.06%	71.66%	244.39%	137.30%	143.10%
Allowance for loan losses to total loans at end of period	1.23%	1.53%	1.19%	1.17%	1.18%

(1)	Includes home equity loans.

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

	At June 30,
	2018		2017		2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$997	28.0%	$2,519	31.5%	$1,198	33.3%
Multi-family	1,650	22.3	1,336	19.5	1,202	18.8
Commercial	1,604	29.2	1,520	29.9	1,399	26.6
Home equity lines of credit	91	1.9	76	1.7	94	1.8
Construction	168	2.9	75	1.6	227	4.4
Commercial	1,373	14.2	1,242	14.0	1,140	12.9
Consumer	62	1.5	67	1.8	91	2.2

Total allocated allowance	5,945		6,835		5,351
Unallocated	—		—		—

Total	$5,945	100.0%	$6,835	100.0%	$5,351	100.0%

(1)	Includes home equity loans.

	At June 30,
	2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,216	40.2%	$1,391	44.6%
Multi-family	827	16.2	842	18.4
Commercial	1,246	28.8	968	24.8
Home equity lines of credit	85	2.1	111	2.3
Construction	6	0.1	10	0.5
Commercial	744	10.3	543	6.9
Consumer	87	2.3	93	2.5

Total allocated allowance	4,211		3,958
Unallocated	—		—

Total	$4,211	100.0%	$3,958	100.0%

(1)	Includes home equity loans.

Net charge-offs increased from $237,000 for the year ended June 30, 2017 to $1.7 million for the year ended June 30, 2018, with most of the charge-offs during both periods involving one- to four-family residential real estate loans. In addition, non-performing loans decreased by $2.7 million during the year ended June 30, 2018.

The allowance for loan losses decreased $890,000, or 13.0%, to $5.9 million at June 30, 2018 from $6.8 million at June 30, 2017. The decrease was based on the amount in charge-offs, partially offset by an increase in the loan portfolio and the change in loan portfolio composition. At June 30, 2018, the allowance for loan losses represented 1.23% of total loans compared to 1.53% of total loans at June 30, 2017.

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

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2018, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

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

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2018, we held $3.1 million of municipal securities, all of which were issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2018, we held $3.3 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $67.5 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2018, we had $8.8 million invested in bank-owned life insurance, which was 11.1% of our Tier 1 capital plus our allowance for loan losses.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Chicago stock, federally insured interest-earning time deposits and bank-owned life insurance. As of June 30, 2018, 2017 and 2016 all of such securities were classified as available for sale.

	At June 30,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government, federal agency and government-sponsored enterprises	$24,757	$23,922	$25,230	$25,035	$87,193	$90,105
U.S. government sponsored mortgage-backed securities	100,534	97,059	81,088	80,962	26,418	27,245
Small Business Administration	1,965	1,891	2,048	2,032	—	—
State and political subdivisions	2,980	3,124	3,274	3,582	3,431	3,978

Total	$130,236	$125,996	$111,640	$111,611	$117,042	$121,328

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2018 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government, federal agency and government-sponsored enterprises	$—	—%	$8,778	2.09%	$15,979	2.75%	$—	—%	$24,757	$23,922	2.52%
U.S. government sponsored mortgage-backed securities	—	—	1,914	2.50	40,608	2.59	58,012	2.60	100,534	97,059	2.60
Small Business Administration	—	—	—	—	1,965	2.65	—	—	1,965	1,891	2.65
State and political subdivisions	134	3.32	1,150	6.11	63	4.83	1,633	3.25	2,980	3,124	4.39

Total	$134	3.32%	$11,842	3.04%	$58,615	2.64%	$59,645	2.62%	$130,236	$125,996	2.62%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or or non-brokered certificates of deposit obtained through an internet listing service. At June 30, 2018, we had $34.3 million in brokered certificates of deposit and $12.9 million in non-brokered certificates of deposit obtained through an internet listing service.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2018			For the Fiscal Year Ended June 30, 2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$21,029	4.53%	0.00%	$19,011	4.43%	0.00%
Interest-bearing checking or NOW	46,299	9.98	0.14	44,080	10.28	0.09
Savings accounts	43,159	9.31	0.24	40,191	9.38	0.12
Money market accounts	96,984	20.92	0.88	75,736	17.67	0.26
Certificates of deposit	256,250	55.26	1.34	249,689	58.24	1.04

Total deposits	$453,721	100.00%	0.96%	$428,707	100.00%	0.67%

	For the Fiscal Year Ended June 30, 2016
	Average Balance	Percent	Weighted Average Rate
		(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$18,760	4.51%	0.00%
Interest-bearing checking or NOW	40,852	9.82	0.09
Savings accounts	38,399	9.24	0.13
Money market accounts	72,118	17.34	0.19
Certificates of deposit	245,699	59.09	0.88

Total deposits	$415,828	100.00%	0.57%

As of June 30, 2018, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $110.5 million. The following table sets forth the maturity of those certificates as of June 30, 2018.

At June 30, 2018
(In thousands)
Three months or less	$20,869
Over three months through six months	13,994
Over six months through one year	39,220
Over one year to three years	30,672
Over three years	5,714

Total	$110,469

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2018	2017	2016
	(In thousands)
Interest Rate:
Less than 2.00%	$216,275	$242,262	$257,237
2.00% to 2.99%	45,565	5,531	747
3.00% to 3.99%	1,740	—	—
4.00% to 4.99%	—	—	—
5.00% to 5.99%	—	—	—

Total	$263,580	$247,793	$257,984

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and repurchase agreements. At June 30, 2018, we had access to additional Federal Home Loan Bank of Chicago advances of up to $142.3 million based on our collateral. The following table sets forth information concerning balances and interest rates on our borrowings and repurchase agreements at the dates and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Federal Home Loan Bank of Chicago
Balance at end of period	$67,500	$53,500	$67,000
Average balance during period	61,374	64,622	64,000
Maximum outstanding at any month end	67,500	74,000	75,500
Weighted average interest rate at end of period	1.88%	1.02%	1.57%
Average interest rate during period	1.34%	1.10%	1.43%
Repurchase Agreements
Balance at end of period	$2,281	$2,183	$4,392
Average balance during period	2,623	3,277	5,111
Maximum outstanding at any month end	2,980	4,817	5,776
Weighted average interest rate at end of period	0.94%	0.38%	0.45%
Average interest rate during period	0.63%	0.42%	0.42%

Personnel

At June 30, 2018, the Association had 102 full-time employees and 3 part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

Subsidiaries

IF Bancorp conducts its principal business activities through its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association. The Iroquois Federal Savings and Loan Association has one wholly-owned subsidiary, L.C.I. Service Corporation, an insurance agency with offices in Watseka and Danville, Illinois.

REGULATION AND SUPERVISION

General

Iroquois Federal is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of stockholders. Iroquois Federal also is a member of and owns stock in the FHLB-Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Iroquois Federal or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, IF Bancorp is required to comply with the rules and regulations of the Federal Reserve Board and to file certain reports with and is subject to examination by the Federal Reserve Board. IF Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of IF Bancorp and Iroquois.

Set forth below is a brief description of material regulatory requirements that are applicable to Iroquois Federal and IF Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Irquois Federal and IF Bancorp.

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

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of regulations implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

Legislation enacted in May 2018 requires the federal banking agencies, including the OCC, to establish for institutions with assets of less than $10 billion of assets a “community bank leverage ratio” of between 8 to 10%. Institutions with capital meeting the specified requirement will be considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators.

At June 30, 2018, Iroquois Federal’s capital exceeded all applicable requirements.

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

As of June 30, 2018, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Iroquois Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the qualified thrift lender test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At June 30, 2018, Iroquois Federal held 72.95% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to satisfy any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, Iroquois Federal’s ability to pay dividends is now limited if Iroquois Federal does not have the capital conservation buffer required by the new capital rules, which may limit the ability of IF Bancorp to pay dividends to its stockholders. See “— Capital Requirements.”

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

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. For this purpose, a savings bank is placed in one of the five categories based on the savings bank’s capital:

•

Well Capitalized — a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater.

•

Adequately Capitalized — a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.

•

Undercapitalized — a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%.

•

Significantly Undercapitalized — a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%.

•	Critically Undercapitalized — a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At June 30, 2018, Iroquois Federal met the criteria for being considered “well-capitalized.”

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

Assessments for institutions with less than $10 billion of assets, such as Iroquois Federal, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years, with institutions deemed less risky paying lower assessments. That system, effective July 1, 2016, replaced a previous system under which institutions were placed into risk categories.

The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the risk-based assessment range (inclusive of possible adjustments) at 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the Deposit Insurance Fund’s reserve ratio achieving 1.15%, the assessment range was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, which has exercised that discretion by establishing a long range fund ratio of 2%.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature by 2019. For the quarter ended June 30, 2018, the annualized FICO assessment was equal to 0.44 of a basis point of total assets less tangible capital.

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

USA Patriot Act. Iroquois Federal is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

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

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2018, Iroquois Federal was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2018, Iroquois Federal was in compliance with these reserve requirements.

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

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	fair lending laws;

•	Unfair or Deceptive Acts or Practices laws and regulations;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

Permissible Activities. Under present law, the business activities of IF Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of June 30, 2018, IF Bancorp, Inc. has not elected financial holding company status.

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

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the FRB has extended the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements to savings and loan holding companies and increased the threshold for the exception to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the FRB. Legislation enacted in 2018 directed the Federal Reserve Board to expand the applicability of the exception to holding companies of up to $3.0 billion of consolidated assets.

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

We intend to continue to grow our commercial real estate, multi-family and commercial business loans and increase these loans as a percentage of our total loan portfolio. As a result, our credit risk will continue to increase, and downturns in the local real estate market or economy could have a more severe adverse effect on our earnings.

We intend to continue growing our portfolio of commercial real estate, multi-family and commercial business loans. Historically, we operated as a traditional thrift institution. At June 30, 2007, 78.8% of our loan portfolio, consisted of longer-term, one- to four-family residential real estate loans. Since then we have emphasized the origination of our commercial loans. At June 30, 2018, $140.9 million, or 29.2%, of our total loan portfolio consisted of commercial real estate loans, $107.4 million, or 22.3%, of our total loan portfolio consisted of multi-family loans, and $68.7 million, or 14.2%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2018, 11.3% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 59.9% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

We may be adversely affected by recent changes in U.S. tax laws.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans and for home equity loans, (ii) a limitation on the deductibility of business interest expense and (iii) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Strong traditional and non-traditional competition within our market areas may limit our growth and profitability.

We face intense competition in making loans and attracting deposits. Price competition from other financial institutions, credit unions, money market and mutual funds, insurance companies, and other non-traditional competitors such as financial technology companies for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors also may price loan and deposit products aggressively when they enter into new lines of business or new market areas. We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to compete effectively in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

Our funding sources may prove insufficient to replace deposits and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of FHLB advances, certificates of deposit and brokered certificates of deposit and, to a lesser extent, repurchase agreements. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

A portion of our loan portfolio consists of loan participations secured by properties outside of our primary market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2018, our loan participations totaled $32.9 million, or 6.8% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

Additionally, we expect to continue to use loan participations as a way to effectively deploy our capital. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If our non-performing loans and other non-performing assets increase, or the value of our foreclosed assets decreases our earnings will decrease.

At June 30, 2018, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent and still accruing, and real estate owned) totaled $7.0 million. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets. In July of 2018, we charged off $6.3 million of these loans and the 45 properties with an aggregate value of $6.3 million were moved to foreclosed assets held for sale. The fair value of these foreclosed assets is the estimated sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. If we have overestimated the fair value of these assets, or if we are unable to quickly sell the properties, our earnings will be negatively impacted.

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

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. Our allowance for loan losses was 1.23% of total loans at June 30, 2018. Additions to our allowance could materially decrease our net income.

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

We operate from our main office, five branch offices, an administrative office, and a data center located in Iroquois, Vermilion, Champaign and Kankakee Counties, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. In the year ended June 30, 2018, we purchased a building at 2411 Village Green Place, Champaign, Illinois, which served as a satellite office until opening as a branch in August, 2018. The net book value of our premises, land and equipment was $10.2 million at June 30, 2018. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased
Main Office:
201 East Cherry Street Watseka, Illinois 60970	1964	Owned

Branches:
619 North Gilbert Street Danville, Illinois 61832	1973	Owned

175 East Fourth Street Clifton, Illinois 60927	1977	Owned

511 South Chicago Road Hoopeston, Illinois 60942	1979	Owned

108 Arbours Drive Savoy, Illinois 61874	2014	Owned

421 Brown Boulevard Bourbonnais, Illinois 60914	2017	Owned

Loan Production Office:
3535 Highway 54 Osage Beach, Missouri 65065	2006	Owned

Administrative Office:
204 East Cherry Street Watseka, Illinois 60970	2001	Owned

Data Center:
819 East 4000 South Road Kankakee, Illinois 60901	2012	Leased (expires April 30, 2019)
Champaign Satellite Office:
2411 Village Green Place Champaign, Illinois 61822	2018	Owned

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low	Dividend
Fiscal 2018:
First Quarter	$20.42	$19.31	$0.10
Second Quarter	$20.00	$19.10	—
Third Quarter	$20.45	$19.21	$0.10
Fourth Quarter	$24.65	$19.90	—

	High	Low	Dividend
Fiscal 2017:
First Quarter	$19.74	$18.45	$0.08
Second Quarter	$19.70	$18.43	—
Third Quarter	$20.75	$18.47	$0.08
Fourth Quarter	$20.10	$19.45	—

Holders.

As of September 4, 2018, there were 388 holders of record of the Company’s common stock.

Dividends.

The Company paid dividends of $0.10 per share in October 2017 and April 2018, and $0.08 per share in October 2016 and April 2017. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/18 – 4/30/18	20,000	$20.00	20,000	58,050
5/1/18 – 5/31/18	—	—	—	58,050
6/1/18 – 6/30/18	—	—	—	58,050

Total	20,000	$20.00	20,000

(1)

The Company announced a new stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of its then outstanding shares. There were 20,000 shares of the Company’s common stock repurchased by the Company during the three months ended June 30, 2018, and there were 58,050 shares yet to be repurchased under the plan as of June 30, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

	At June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$638,923	$585,474	$595,565	$563,668	$551,343
Cash and cash equivalents	4,754	7,766	6,449	13,224	12,731
Investment securities available for sale	125,996	111,611	121,328	170,630	184,586
Federal Home Loan Bank of Chicago stock	3,285	2,543	5,425	5,425	5,425
Loans held for sale	206	186	—	93	313
Loans receivable, net	476,274	440,136	443,748	356,101	329,611
Real estate owned	219	429	338	50	436
Bank-owned life insurance	8,803	8,823	8,555	8,289	8,025
Deposits	480,421	439,146	433,708	415,544	404,593
Federal Home Loan Bank of Chicago advances	67,500	53,500	67,000	58,000	56,750
Total equity	81,675	83,969	83,972	80,436	82,086

	For the Fiscal Year Ended June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Operating Data:
Interest income	$22,794	$21,338	$20,373	$18,895	$18,961
Interest expense	5,289	3,617	3,313	3,226	3,148

Net interest income	17,505	17,721	17,060	15,669	15,813
Provision for loan losses	777	1,721	1,366	460	502

Net interest income after provision for loan losses	16,728	16,000	15,694	15,209	15,311
Noninterest income	4,115	4,728	4,095	3,320	3,068
Noninterest expense	16,380	14,535	14,209	13,420	13,040

Income before income tax expense	4,463	6,193	5,580	5,109	5,339
Income tax expense	2,725	2,274	2,014	1,835	1,862

Net income	$1,738	$3,919	$3,566	$3,274	$3,477

	At or For the Fiscal Years Ended June 30,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.28%	0.67%	0.62%	0.60%	0.62%
Return on average equity (net income as a percentage of average equity)	2.09%	4.69%	4.35%	3.92%	4.26%
Interest rate spread (1)	2.77%	3.02%	3.00%	2.87%	2.83%
Net interest margin (2)	2.93%	3.14%	3.11%	2.98%	2.94%
Efficiency ratio (3)	75.76%	64.75%	67.17%	70.67%	69.06%
Dividend payout ratio	42.55%	15.09%	13.54%	12.05%	11.90%
Noninterest expense to average total assets	2.66%	2.48%	2.49%	2.45%	2.33%
Average interest-earning assets to average interest-bearing liabilities	118.01%	118.30%	117.85%	117.98%	117.24%
Average equity to average total assets	13.48%	14.27%	14.33%	15.21%	14.61%
Asset Quality Ratios:
Non-performing assets to total assets	1.10%	1.70%	0.42%	0.55%	0.58%
Non-performing loans to total loans	1.42%	2.13%	0.49%	0.85%	0.82%
Allowance for loan losses to non-performing loans	87.06%	71.66%	244.39%	137.30%	143.10%
Allowance for loan losses to total loans	1.23%	1.53%	1.19%	1.17%	1.18%
Net charge-offs (recoveries) to average loans	0.35%	0.05%	0.05%	0.01%	0.15%
Capital Ratios:
Total capital (to risk-weighted assets):
Company	18.48%	20.09%	19.7%	23.2%	26.3%
Association	16.1%	16.9%	16.1%	19.3%	21.9%
Tier 1 capital (to risk-weighted assets):
Company	17.3%	18.8%	18.5%	22.0%	25.1%
Association	14.9%	15.7%	14.9%	18.2%	20.7%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company (4)	17.3%	18.8%	18.5%	22.0%	—%
Association (4)	14.9%	15.7%	14.9%	18.2%	—%
Tier 1 capital (to adjusted total assets):
Company	13.4%	14.3%	14.4%	14.5%	14.7%
Association	11.5%	12.0%	11.1%	11.9%	12.1%
Tangible capital (to adjusted total assets):
Company	13.4%	14.3%	14.4%	14.5%	14.7%
Association	11.5%	12.0%	11.1%	11.9%	12.1%
Other Data:
Number of full service offices	6	6	5	5	5
Full time equivalent employees	104	100	95	98	95

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	The common equity Tier 1 (“CET1”) capital is a new capital requirement adopted by the OCC, which became effective for the Association in January, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $638.9 million in assets at June 30, 2018 from $377.2 million in assets at June 30, 2009. We have increased our assets primarily through increased investment securities and loan growth.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.77% and 3.02% for the year ended June 30, 2018 and 2017, respectively. Net interest income decreased to $17.5 million for the year ended June 30, 2018, from $17.7 million for the year ended June 30, 2017.

Our net income for the year ended June 30, 2018 was $1.7 million, compared to a net income of $3.9 million for the year ended June 30, 2017. The year ended June 30, 2018 included an additional $1.3 million income tax expense due to a downward adjustment to our net deferred tax asset (“DTA”) related to the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. The Tax Act provides for a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which resulted in the downward adjustment to our DTA. The decrease in net income for the year ended June 30, 2018 was also impacted by a $1.8 million increase in noninterest expense, a $613,000 decrease in noninterest income, and a $216,000 decrease in net interest income, partially offset by a $944,000 decrease in the provision for loan losses. Excluding the $1.3 million impact of the adjustment to the DTA, the Company’s net income for the year ended June 30, 2018 would have been $3.1 million, or a decrease of $864,000 from the year ended June 30, 2017. Management believes that presenting net income on a non-GAAP basis excluding the impact of the adjustment to the DTA in the year ended June 30, 2018 provides useful information for evaluating the Company’s operating results and any related trends that may be affecting the Company’s business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. However, in June 2017, one large credit in the amount of $7.8 million, secured by 45 one- to four-family properties, was moved to non-performing when the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. As of June 30, 2018, we have accrued real estate taxes of $577,000 and we have charged off $1.5 million of the credit to reflect the net realizable value of the properties. Subsequent to our June 30, 2018 year-end, these 45 properties with an aggregate value of $6.3 million, were moved to foreclosed assets held for sale in July 2018. Our non-performing loans totaled $6.8 million, or 1.4% of total loans at June 30, 2018 and $9.5 million or 2.1% of total loans at June 30, 2017. Our non-performing assets totaled $7.0 million or 1.1% of total assets at June 30, 2018, and $10.0 million, or 1.7% of assets at June 30, 2017.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2018 and no valuation allowance was necessary.

The Tax Cuts and Jobs Act, enacted on December 22, 2017, provides for a reduction in the federal corporate income rate from 35% to 21% effective January 1, 2018. As a result, our blended federal corporate income tax rate for the year ended June 30, 2018 was 27.6%.

Comparison of Financial Condition at June 30, 2018 and June 30, 2017

Total assets increased $53.4 million, or 9.1%, to $638.9 million at June 30, 2018 from $585.5 million at June 30, 2017. The increase was primarily due to a $36.2 million increase in net loans, a $14.4 million increase in investments, and a $4.4 million increase in premises and equipment, partially offset by a $3.0 million decrease in cash and cash equivalents.

Net loans receivable, including loans held for sale, increased by $36.2 million, or 8.2%, to $476.5 million at June 30, 2018 from $440.3 million at June 30, 2017. The increase in net loans receivable during this period was due primarily to a $20.2 million, or 23.2%, increase in multi-family loans, a $7.1 million, or 5.3%, increase in commercial real estate loans, a $1.5 million, or 20.5%, increase in home equity lines of credit, a $6.3 million, or 85.5%, increase in construction loans, and a $6.3 million, or 10.1%, increase in commercial business loans, partially offset by a $5.7 million, or 4.0%, decrease in one- to four-family loans, and a $539,000, or 6.8%, decrease in consumer loans.

Investment securities, consisting entirely of securities available for sale, increased $14.4 million, or 12.9%, to $126.0 million at June 30, 2018 from $111.6 million at June 30, 2017. We had no held-to-maturity securities at June 30, 2018 or June 30, 2017.

Compared to June 30, 2017, as of June 30, 2018, premises and equipment increased $4.4 million to $10.2 million, deferred income taxes increased $282,000 to $4.0 million, mortgage servicing rights increased $156,000 to $866,000, accrued interest receivable increased $282,000 to $1.8 million, Federal Home Loan Bank (FHLB) stock increased $742,000 to $3.3 million, and other assets increased $300,000 to $720,000, while foreclosed assets held for sale decreased $210,000 to $219,000. The increase in premises and equipment was mostly due to the purchase of an office building, furniture and equipment for our newest office in Champaign, Illinois. The increase in deferred income taxes was mostly due to an increase in the unrealized losses on sale of available-for sale securities, while the increase in mortgage servicing rights was a result of both an increase in the balance of FHLB MPF loans serviced and the market value of the servicing. The increase in accrued interest receivable was due to increase in both our loan and investment portfolios, while the increase in FHLB stock was due to an increase in FHLB advances. The increase in other assets resulted from an increase in accounts receivable general at June 30, 2018. The decrease in foreclosed assets held for sale was due to a decrease in the number of properties owned.

At June 30, 2018, our investment in bank-owned life insurance was $8.8 million, a decrease of $20,000 from $8.8 million at June 30, 2017. The decrease in bank-owned life insurance was due to a decrease in cash surrender value of bank-owned life insurance as a result of a benefit claim. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for loan losses. At June 30, 2018, our investment of $8.8 million in bank-owned life insurance was 11.1% of our Tier 1 capital plus our allowance for loan losses.

Deposits increased $41.3 million, or 9.4%, to $480.4 million at June 30, 2018 from $439.1 million at June 30, 2017. Savings, NOW, and money market accounts increased $24.3 million, or 14.2%, to $195.5 million, and noninterest bearing demand accounts increased $1.2 million, or 6.0%, to $21.4 million, while certificates of deposit, excluding brokered certificates of deposit, increased $20.2 million, or 9.7%, to $229.2 million, and brokered certificates of deposit decreased $4.4 million, or 11.4%, to $34.3 million. Repurchase agreements increased $98,000 to $2.3 million.

Advances from the Federal Home Loan Bank of Chicago increased $14.0 million, or 26.2%, to $67.5 million at June 30, 2018 from $53.5 million at June 30, 2017.

Total equity decreased $2.3 million, or 2.7%, to $81.7 million at June 30, 2018 from $84.0 million at June 30, 2017. Equity decreased due to a $2.7 million decrease in accumulated other comprehensive income (loss), net of tax, the repurchase of 69,000 shares of common stock at an aggregate cost of approximately $1.4 million, and the payment of approximately $730,000 in dividends to our shareholders, partially offset by net income of $1.7 million and ESOP and stock equity plan activity of $613,000. The decrease in other accumulated comprehensive income (loss) was primarily due to unrealized depreciation on available-for-sale securities, net of taxes. The Company adopted ASU 2018-02, which allowed for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of June 30, 2018, there were 58,050 shares yet to be repurchased under the plan.

Comparison of Operating Results for the Years Ended June 30, 2018 and 2017

General. Net income decreased $2.2 million, or 55.7%, to $1.7 million net income for the year ended June 30, 2018 from $3.9 million net income for the year ended June 30, 2017. The decrease was primarily due to a decrease in net interest income, a decrease in noninterest income, an increase in noninterest expense and an increase in income tax expense, partially offset by a decrease in provision for loan losses.

Net Interest Income. Net interest income decreased by $216,000, or 1.2%, to $17.5 million for the year ended June 30, 2018 from $17.7 million for the year ended June 30, 2017. The decrease was due to an increase of $1.7 million in interest expense, partially offset by an increase of $1.5 million in interest and dividend income. A $33.0 million, or 5.8%, increase in the average balance of interest earning assets was partially offset by a $29.1 million, or 6.1%, increase in the average balance of interest bearing liabilities. Our interest rate spread decreased 25 basis points to 2.77% for the year ended June 30, 2018 from 3.02% for the year ended June 30, 2017, and our net interest margin decreased by 21 basis points to 2.93% for the year ended June 30, 2018 from 3.14% for the year ended June 30, 2017. The decrease in spread and margin was primarily due to the increasing interest rate environment, as our interest earning assets repriced more slowly than our interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $1.5 million, or 6.8%, to $22.8 million for the year ended June 30, 2018 from $21.3 million for the year ended June 30, 2017. The increase in interest income was due to a $1.2 million increase in interest income on loans, a $206,000 increase in interest income on securities, and a $77,000 increase in other interest income. An increase of $1.2 million, or 6.4%, in interest on loans resulted from a $24.0 million, or 5.4%, increase in the average balance of loans to $469.7 million for the year ended June 30, 2018, and a 4 basis point, or 0.9%, increase in the average yield on loans to 4.18% from 4.14%. Interest on securities increased $206,000, or 7.5%, due to an $8.4 million increase in the average balance of securities to $118.9 million at June 30, 2018 from $110.5 million at June 30, 2017, partially offset by a 1 basis point, or 0.4%, decrease in the average yield on securities to 2.48% for the year ended June 30, 2018 from 2.49% for the year ended June 30, 2017.

Interest Expense. Interest expense increased $1.7 million, or 46.2%, to $5.3 million for the year ended June 30, 2018 from $3.6 million for the year ended June 30, 2017. The increase was primarily due to increased average balance of interest-bearing liabilities and higher market rates of interest during the period.

Interest expense on interest-bearing deposits increased $1.6 million, or 53.9%, to $4.5 million for the year ended June 30, 2018, from $2.9 million for the year ended June 30, 2017. This increase was primarily due to an increase in the average balance of interest-bearing deposits to $442.7 million for the year ended June 30, 2018, from $409.7 million for the year ended June 30, 2017, and also a 30 basis point, or 42.5% increase in the average cost of interest-bearing deposits to 1.01% from 0.71%.

Interest expense on borrowings, including FHLB advances and repurchase agreements, increased $113,000, or 15.6%, to $839,000 for the year ended June 30, 2018 from $726,000 for the year ended June 30, 2017. This increase was due to a 24 basis point increase in the average cost of such borrowings to 1.31% for the year ended June 30, 2018 from 1.07% for the year ended June 30, 2017, partially offset by a $3.9 million, or 5.8%, decrease in the average balance of borrowings to $64.0 million for the year ended June 30, 2018 from $67.9 million for the year ended June 30, 2017.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $777,000 for the year ended June 30, 2018, compared to a provision for loan losses of $1.7 million for the year ended June 30, 2017. The allowance for loan losses was $5.9 million, or 1.23% of total loans, at June 30, 2018, compared to $6.8 million, or 1.53% of total loans, at June 30, 2017. Non-performing loans decreased during the year ended June 30, 2018, to $6.8 million, from $9.5 million at June 30, 2017. During the year ended June 30, 2018 and 2017, $1.7 million and $237,000, respectively, in net charge-offs were recorded. Of the $1.7 million charged off in the year ended June 30, 2018, $1.5 million related to one large credit discussed under “Overview” above. In July of 2018, we charged off the remaining $6.3 million of this large credit and the 45 properties with an aggregate value of $6.3 million were moved to foreclosed assets held for sale.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2018	Year Ended June 30, 2017
Allowance to non-performing loans	87.06%	71.66%
Allowance to total loans outstanding at the end of the period	1.23%	1.53%
Net charge-offs to average total loans outstanding during the period, annualized	0.35%	0.05%
Total non-performing loans to total loans	1.42%	2.13%
Total non-performing assets to total assets	1.10%	1.70%

Noninterest Income. Noninterest income decreased $613,000, or 13.0%, to $4.1 million for the year ended June 30, 2018 from $4.7 million for the year ended June 30, 2017. The decrease was primarily due to a decrease in net realized gains on the sale of securities available for sale, a decrease in mortgage banking income, net, a decrease in insurance commissions, and a decrease in customer service fees, partially offset by an increase in bank-owned life insurance, net, an increase in other service charges and fees, and an increase in brokerage commissions. For the year ended June 30, 2018, net realized gains on the sale of securities available for sale decreased $891,000 to $13,000, mortgage banking income, net decreased $99,000 to $388,000, insurance commissions decreased $73,000 to $599,000, and customer service fees decreased $134,000 to $377,000, while bank-owned life insurance, net increased $109,000 to $377,000, brokerage commissions increased $292,000 to $875,000, and other service charges and fees increased $102,000 to $358,000. The decrease in net realized gains on the sale of available-for-sale securities was a result of a larger amount of securities sold at a gain in the year ended June 30, 2017, than in the year ended June 30, 2018, and the decrease in mortgage banking income, net, was a result of a larger increase in the valuation of mortgage servicing rights in the year ended June 30, 2017, than in the year ended June 30, 2018. The decrease in insurance commissions was the result of higher contingency commissions earned in the year ended June 30, 2017, and the decrease in customer service fees was the result fewer fees charged and the waiving of customer fees during the month of our core system conversion which occurred in the year ended June 30, 2018. The increase in bank-owned life insurance, net, was due to a benefit claim, the increase in other service charges and fees was due to an increase in the number of loan fees, and the increase in brokerage commissions was due to a change in the timing of commission payments.

Noninterest Expense. Noninterest expense increased $1.8 million, or 12.7%, to $16.4 million for the year ended June 30, 2018 from $14.5 million for the year ended June 30, 2017. The largest components of this increase were other expenses, which increased $1.4 million, or 108.1%, compensation and benefits, which increased $262,000, or 2.8%, office occupancy, which increased $178,000, or 30.5%, equipment expense, which increased $113,000, or 9.7%, and advertising expense, which increased $132,000, or 38.6%. These increases were partially offset by decreases in audit and accounting, which decreased $89,000, or 38.7%, and professional services, which decrease $177,000, or 33.5%. The other expenses increased as a result of the accrual of real estate taxes and closing costs on a large credit in bankruptcy. Compensation and benefits increased due to increased staffing changes including additional staff for the Bourbonnais office that opened in June 2017 and the Champaign office that will open in August 2018, as well as, normal salary increases and increased medical costs. Office occupancy, equipment expense, and advertising expense all increased as a result of the addition of the new Bourbonnais and Champaign offices. Equipment increased as a result of our core system conversion which occurred in the year ended June 30, 2018. Expenses for audit and accounting and professional services decreased as a result of extra services received during the year ended June 30, 2017.

Income Tax Expense. We recorded a provision for income tax of $2.7 million for the year ended June 30, 2018, compared to a provision for income tax of $2.3 million for the year ended June 30, 2017, reflecting effective tax rates of 61.1% and 36.7%, respectively. The effective tax rate for the year ended June 30, 2018, reflects the impact of the adjustment to the DTA, as discussed above under “Overview”.

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

	For the Fiscal Years Ended June 30,
	2018			2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$139,529	$5,866	4.20%	$145,662	$6,119	4.20%	$149,752	$6,164	4.12%
Multi-family	97,767	3,857	3.95	83,292	3,275	3.93	77,544	3,029	3.91
Commercial	138,351	5,584	4.04	123,706	5,029	4.07	114,137	4,644	4.07
Home equity lines of credit	8,269	358	4.33	7,735	336	4.34	7,882	328	4.16
Construction loans	10,945	491	4.49	19,738	789	4.00	10,046	372	3.70
Commercial business loans	66,962	3,092	4.62	56,975	2,490	4.37	49,372	2,086	4.23
Consumer loans	7,923	368	4.64	8,687	405	4.66	9,193	432	4.70

Total loans	469,746	19,616	4.18	445,795	18,443	4.14	417,926	17,055	4.08

Securities:
U.S. government, federal agency and government-sponsored enterprises	22,594	543	2.40	69,920	1,802	2.58	88,017	2,310	2.62
U.S. government sponsored mortgage-backed securities	93,247	2,345	2.51	37,238	870	2.34	32,213	848	2.63
State and political subdivisions	3,103	65	2.09	3,340	75	2.25	3,496	78	2.23

Total securities	118,944	2,953	2.48	110,498	2,747	2.49	123,726	3,236	2.62
Other	9,276	225	2.43	8,716	148	1.70	7,757	82	1.06

Total interest-earning assets	597,966	22,794	3.81	565,009	21,338	3.78	549,409	20,373	3.71

Noninterest-earning assets	17,948			20,403			22,380

Total assets	$615,914			$585,412			$571,789

Interest-bearing liabilities:
Interest-bearing checking or NOW	$46,299	66	0.14	$40,080	40	0.09	$40,852	37	0.09
Savings accounts	43,159	102	0.24	40,191	49	0.12	38,399	50	0.13
Money market accounts	96,984	853	0.88	75,736	195	0.26	72,118	138	0.19
Certificates of deposit	256,250	3,429	1.34	249,689	2,607	1.04	245,699	2,150	0.88

Total interest-bearing deposits	442,692	4,450	1.01	409,696	2,891	0.71	397,068	2,375	0.60
Federal Home Loan Bank advances and repurchase agreements	63,997	839	1.31	67,899	726	1.07	69,111	938	1.36

Total interest-bearing liabilities	506,689	5,289	1.04	477,595	3,617	0.76	466,179	3,313	0.71

Noninterest-bearing liabilities	26,193			24,279			23,645

Total liabilities	532,882			501,874			489,824
Equity	83,032			83,538			81,965

Total liabilities and equity	615,914			585,412			571,789

Net interest income		$17,505			$17,721			$17,060

Net interest rate spread (2)			2.77%			3.02%			3.00%
Net interest-earning assets (3)	$91,277			$87,414			$83,230

Net interest margin (4)			2.93%			3.14%			3.11%
Average interest-earning assets to interest-bearing liabilities	118%			118%			118%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2018 vs. 2017			Fiscal Years Ended June 30, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$996	$177	$1,173	$1,137	$251	$1,388
Securities	217	(11)	206	(312)	(177)	(489)
Other	9	68	77	9	57	66

Total interest-earning assets	$1,222	$234	$1,456	$834	$131	$965

Interest-bearing liabilities:
Interest-bearing checking or NOW	$2	$24	$26	$3	$—	$3
Savings accounts	4	49	53	2	(3)	(1)
Certificates of deposit	68	754	822	32	425	457
Money market accounts	37	621	658	7	50	57

Total interest-bearing deposits	111	1,448	1,559	44	472	516
Federal Home Loan Bank advances and repurchase agreements	(44)	157	113	(16)	(196)	(212)

Total interest-bearing liabilities	$67	$1,605	$1,672	$28	$276	$304

Change in net interest income	$1,155	$(1,371)	$(216)	$806	$(145)	$661

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

In addition, changes in interest rates can affect the fair values of our financial instruments. For additional information regarding the fair values of our assets and liabilities, see Note      to the Notes to our Consolidated Financial Statements.

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

The tables below illustrate the simulated impact of rate shock scenarios up to 400 basis points over a two-year period on our earnings at risk for net interest income. The earnings at risk tables show net interest income decreasing in a rising rate environment. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2018 resulting from immediate rate shocks ranging from -400 basis points to +400 basis points..

Earnings at Risk

Change in Interest	% Change in Net Interest Income
Rates (basis points)	6/30/19	6/30/20
+400	(18.33)	(23.65)
+300	(12.94)	(16.26)
+200	(7.87)	(9.48)
+100	(3.70)	(4.41)
0
-100	3.79	3.81
-200	6.61	7.56
-300	3.07	4.12
-400	(0.28)	0.71

Net Economic Value of Equity (NEVE) at Risk

Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE
+400	52,219	(34.66)
+300	59,565	(25.47)
+200	66,651	(16.61)
+100	73,473	(8.07)
0
-100	85,239	6.65
-200	87,268	9.19
-300	88,659	10.93
-400	90,801	13.61

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2018 and 2017, our liquidity ratio averaged 19.8% and 19.0% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2018.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $4.8 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2018, we had $9.2 million in loan commitments outstanding, and $53.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2018 totaled $157.1 million, or 32.7% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2018. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2018 and 2017, we originated $224.1 million and $145.9 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $41.3 million for the year ended June 30, 2018, and a net increase in total deposits of $5.4 million for the year ended June 30, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $67.5 million at June 30, 2018. At June 30, 2018, we had the ability to borrow up to an additional $142.3 million from the Federal Home Loan Bank of Chicago based on our collateral and had the ability to borrow an additional $22.7 million from the Federal Reserve based upon current collateral pledged.

Iroquois Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2018, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See “Note 12– Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2018. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, utilizing the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2018 is effective.

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

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 19, 2018 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “ —Audit Committee” is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2018 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2012 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

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

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal III—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “ —Pre-Approval of Services by the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of IF Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)

10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (3)

10.2	Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (3)

10.3	Change in Control Agreement of Pamela J. Verkler (4)

10.4	Change in Control Agreement of Thomas J. Chamberlain (4)

10.5	Amendment One to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (5)

10.6	Amendment One to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (5)

10.7	Amendment Two to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (6)

10.8	Amendment Two to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (6)

10.9	Directors Non Qualified Retirement Plan (1)

10.10	IF Bancorp, Inc. 2012 Equity Incentive Plan (7)

21.0	List of Subsidiaries (1)

23.0	Consent of BKD, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (8)

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017, and (vi) the notes to the Consolidated Financial Statements.

(1)   Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.

(2)   Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2018.

(3)   Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2015.

(4)   Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.

(5)   Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2016.

(6)   Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017.

(7)   Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2012.

(8)   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 11, 2018	By:	/s/ Walter H. Hasselbring, III
Walter H. Hasselbring, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Walter H. Hasselbring, III Walter H. Hasselbring, III	President, Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2018

/s/ Pamela J. Verkler Pamela J. Verkler	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 11, 2018

/s/ Gary Martin Gary Martin	Chairman of the Board	September 11, 2018

/s/ Alan D. Martin Alan D. Martin	Director	September 11, 2018

/s/ Joseph A. Cowan Joseph A. Cowan	Director	September 11, 2018

/s/ Wayne A. Lehmann Wayne A. Lehmann	Director	September 11, 2018

/s/ Frank J. Simutis Frank J. Simutis	Director	September 11, 2018

/s/ Dennis C. Wittenborn Dennis C. Wittenborn	Director	September 11, 2018

/s/ Rodney E. Yergler Rodney E. Yergler	Director	September 11, 2018

IF Bancorp, Inc.

Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

IF Bancorp, Inc.

Watseka, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (Company) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2009.

/s/ BKD, LLP

Decatur, Illinois

September 12, 2018

IF Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2018 and 2017

(in thousands)

	2018	2017
Assets
Cash and due from banks	$4,240	$7,252
Interest-bearing demand deposits	514	514

Cash and cash equivalents	4,754	7,766

Interest-bearing time deposits in banks	1,750	1,750
Available-for-sale securities	125,996	111,611
Loans, net of allowance for loan losses of $5,945 and $6,835 at June 30, 2018 and 2017, respectively	476,480	440,322
Premises and equipment, net of accumulated depreciation of $6,717 and $6,249 at June 30, 2018 and 2017, respectively	10,226	5,840
Federal Home Loan Bank stock, at cost	3,285	2,543
Foreclosed assets held for sale	219	429
Accrued interest receivable	1,821	1,539
Bank-owned life insurance	8,803	8,823
Mortgage servicing rights	866	710
Deferred income taxes	4,003	3,721
Other	720	420

Total assets	$638,923	$585,474

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2018	2017
Liabilities
Deposits
Demand	$21,350	$20,140
Savings, NOW and money market	195,491	171,213
Certificates of deposit	229,236	209,020
Brokered certificates of deposit	34,344	38,773

Total deposits	480,421	439,146

Repurchase agreements	2,281	2,183
Federal Home Loan Bank advances	67,500	53,500
Advances from borrowers for taxes and insurance	309	754
Accrued post-retirement benefit obligation	2,770	2,874
Accrued interest payable	188	55
Other	3,779	2,993

Total liabilities	557,248	501,505

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 3,871,408 and 3,940,408 shares issued and outstanding at June 30, 2018 and 2017, respectively	39	39
Additional paid-in capital	48,361	47,940
Unearned ESOP shares, at cost, 250,185 and 269,430 shares at June 30, 2018 and 2017, respectively	(2,502)	(2,694)
Retained earnings	38,885	39,051
Accumulated other comprehensive loss, net of tax	(3,108)	(367)

Total stockholders’ equity	81,675	83,969

Total liabilities and stockholders’ equity	$638,923	$585,474

IF Bancorp, Inc.

Consolidated Statements of Income

Years Ended June 30, 2018 and 2017

(in thousands)

	2018	2017
Interest Income
Interest and fees on loans	$19,616	$18,443
Securities
Taxable	2,818	2,604
Tax-exempt	135	143
Federal Home Loan Bank dividends	96	104
Deposits with financial institutions	129	44

Total interest and dividend income	22,794	21,338

Interest Expense
Deposits	4,450	2,891
Federal Home Loan Bank advances and repurchase agreements	839	726

Total interest expense	5,289	3,617

Net Interest Income	17,505	17,721
Provision for Loan Losses	777	1,721

Net Interest Income After Provision for Loan Losses	16,728	16,000

Noninterest Income
Customer service fees	377	511
Other service charges and fees	358	256
Insurance commissions	599	672
Brokerage commissions	875	583
Net realized gains on sale of available-for-sale securities	13	904
Mortgage banking income, net	388	487
Gain on sale of loans	232	295
Bank-owned life insurance income, net	377	268
Other	896	752

Total noninterest income	4,115	4,728

See Notes to Consolidated Financial Statements

	2018	2017
Noninterest Expense
Compensation and benefits	$9,732	$9,470
Office occupancy	761	583
Equipment	1,283	1,170
Federal deposit insurance	171	174
Stationary, printing and office	156	182
Advertising	474	342
Professional services	352	529
Supervisory examination	165	161
Audit and accounting services	141	230
Organizational dues and subscriptions	55	56
Insurance bond premiums	148	144
Telephone and postage	265	233
Loss (gain) on foreclosed assets, net	24	(14)
Other	2,653	1,275

Total noninterest expense	16,380	14,535

Income Before Income Tax	4,463	6,193
Provision for Income Taxes	2,725	2,274

Net Income	$1,738	$3,919

Earnings Per Share:
Basic	$0.47	$1.06
Diluted	$0.47	$1.06
Dividends Paid Per Share	$0.20	$0.16

IF Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended June 30, 2018 and 2017

(in thousands)

	2018	2017
Net Income	$1,738	$3,919
Other Comprehensive Loss
Unrealized depreciation on available-for-sale securities, net of taxes of $(1,584) and $(1,334) for 2018 and 2017, respectively	(2,614)	(2,077)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $4 and $354 for 2018 and 2017, respectively	9	550

	(2,623)	(2,627)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(18) and $45 for 2018 and 2017, respectively	88	71
Other comprehensive loss, net of tax	(2,535)	(2,556)

Comprehensive Income (Loss)	$(797)	$1,363

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2018 and 2017

(in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2016	$40	$47,535	$(2,887)	$37,095	$2,189	$83,972
Net income	—	—	—	3,919	—	3,919
Other comprehensive loss	—	—	—	—	(2,556)	(2,556)
Dividends on common stock, $0.16 per share	—	—	—	(589)	—	(589)
Stock equity plan	—	226	—	—	—	226
Stock repurchase, 73,653 shares, average price $18.65 each	(1)	—	—	(1,374)	—	(1,375)
ESOP shares earned, 19,245 shares	—	179	193	—	—	372

Balance, June 30, 2017	39	47,940	(2,694)	39,051	(367)	83,969
Net income	—	—	—	1,738	—	1,738
Other comprehensive loss	—	—	—	—	(2,535)	(2,535)
Reclassification of stranded tax effects due to tax reform	—	—	—	206	(206)	—
Dividends on common stock, $0.20 per share	—	—	—	(730)	—	(730)
Stock equity plan	—	225	—	—	—	225
Stock repurchase, 69,000 shares, average price $20.00 each	—	—	—	(1,380)	—	(1,380)
ESOP shares earned, 19,245 shares	—	196	192	—	—	388

Balance, June 30, 2018	$39	$48,361	$(2,502)	$38,885	$(3,108)	$81,675

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2018 and 2017

(in thousands)

	2018	2017
Operating Activities
Net income	$1,738	$3,919
Items not requiring (providing) cash
Depreciation	468	324
Provision for loan losses	777	1,721
Amortization of premiums and discounts on securities	157	236
Deferred income taxes	1,324	(332)
Net realized gains on loan sales	(232)	(295)
Net realized gains on sales of available-for-sale securities	(13)	(904)
(Gain) loss on foreclosed real estate held for sale	24	(14)
Bank-owned life insurance income, net	(377)	(268)
Originations of loans held for sale	(17,811)	(20,523)
Proceeds from sales of loans held for sale	17,867	20,362
ESOP compensation expense	388	372
Stock equity plan expense	225	226
Changes in
Accrued interest receivable	(282)	264
Other assets	(300)	579
Accrued interest payable	133	(4)
Post retirement benefit obligation	(34)	23
Other liabilities	786	458

Net cash provided by operating activities	4,838	6,144

Investing Activities
Net change in interest bearing time deposits	—	(1,498)
Purchases of available-for-sale securities	(39,230)	(73,421)
Proceeds from the sales of available-for-sale securities	5,966	47,484
Proceeds from maturities and pay-downs of available-for-sale securities	14,524	32,007
Net change in loans	(37,094)	1,262
Purchase of premises and equipment	(4,854)	(1,682)
Proceeds from the sale of foreclosed assets	365	552
Purchase of Federal Home Loan Bank stock	(2,408)	(203)
Redemption of Federal Home Loan Bank stock	1,666	3,085
Proceeds from settlement of bank-owned life insurance policies	397	—

Net cash provided by (used in) investing activities	(60,668)	7,586

See Notes to Consolidated Financial Statements

	2018	2017
Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$25,488	$15,629
Net increase (decrease) in certificates of deposit, including brokered certificates	15,787	(10,191)
Net decrease in advances from borrowers for taxes and insurance	(445)	(178)
Proceeds from Federal Home Loan Bank advances	140,000	90,500
Repayment of Federal Home Loan Bank advances	(126,000)	(104,000)
Net increase (decrease) in repurchase agreements	98	(2,209)
Dividends paid	(730)	(589)
Purchases of common stock	(1,380)	(1,375)

Net cash provided by (used in) financing activities	52,818	(12,413)

Increase (Decrease) in Cash and Cash Equivalents	(3,012)	1,317
Cash and Cash Equivalents, Beginning of Year	7,766	6,449

Cash and Cash Equivalents, End of Year	$4,754	$7,766

Supplemental Cash Flows Information
Interest paid	$5,156	$3,621
Income taxes paid (net of refunds)	$2,094	$2,554
Foreclosed assets acquired in settlement of loans	$179	$630

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

IF Bancorp, Inc., (“IF Bancorp” or the “Company”) is a Maryland corporation whose principal activity is the ownership and management of its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”).

The Association provides a full range of banking and financial services to individual and corporate customers from our six full-service banking offices located in the municipalities of Watseka, Danville, Clifton, Hoopeston, Savoy and Bourbonnais, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. Subsequent to our June 30, 2018 year-end we opened a full-service branch at 2411 Village Green Place, Champaign, Illinois, on August 6, 2018. Our primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the adjacent counties in Illinois and Indiana. Our loan production and wealth management office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Association. The Company and Association are subject to competition from other financial institutions. The Company and Association are also subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

June 30, 2018 and 2017

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2018 and 2017, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.

Securities

Securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

June 30, 2018 and 2017

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

June 30, 2018 and 2017

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

June 30, 2018 and 2017

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

June 30, 2018 and 2017

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

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014.

In December 2017, the Tax Cuts and Jobs Act was enacted, which lowered our federal income tax rate to 21% effective for periods after December 31, 2017. As a result, the Company was required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of the lower corporate rate on these deferred amounts. The effect of the change in tax rates on our deferred tax assets and liabilities was recognized as an expense in the period that includes the enactment date, which is the quarter ended December 31, 2017. The one-time adjustment of deferred taxes for this tax change negatively impacted the Company’s current earnings and is reflected in our June 30, 2018 financials as a $1.3 million tax expense.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The Company uses the specific identification method for reclassifying material stranded tax effects in accumulated other comprehensive income (AOCI) to earnings.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive loss includes unrealized depreciation on available-for-sale securities and changes in the funded status of the postretirement health benefit plan.

Stock-based Compensation Plans

At June 30, 2018 and 2017, the Company has stock-based compensation plans (stock options and restricted stock) which are described more fully in Note 15.

Transfers between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 financial statement presentation. These reclassifications had no effect on net income.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Recent and Future Accounting Requirements

In May, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. The new standard will be effective for the Company on July 1, 2018. The Company plans to elect the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption, however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption is not expected to be material. Adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other final instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts, insurance commissions, brokerage commissions and gains/losses on the sale of OREO, are not expected to change significantly from current practice.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. As we prepare for the adoption of ASU 2016-13, we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU 2016-13 becomes effective. We are reviewing both internal and outsourced model options available for allowance recognition in order to comply with ASU 2016-13. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU with the intent of reducing diversity in practice with respect to eight types of cash flows. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the pending adoption of ASU-2016-15 to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification”. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of ASU 2017-09 to have material impact on it consolidated financial statements.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

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

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$24,757	$—	$(835)	$23,922
Mortgage-backed:
GSE residential	100,534	24	(3,499)	97,059
Small Business Administration	1,965	—	(74)	1,891
State and political subdivisions	2,980	144	—	3,124

	$130,236	$168	$(4,408)	$125,996

June 30, 2017:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$25,230	$39	$(234)	$25,035
Mortgage-backed:
GSE residential	81,088	372	(498)	80,962
Small Business Administration	2,048	—	(16)	2,032
State and political subdivisions S	3,274	308	—	3,582

	$111,640	$719	$(748)	$111,611

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

With the exception of U.S. Government and federal agency and GSE securities and Mortgage-backed-GSE residential securities with a book value of $24,757,000 and $100,534,000, respectively, and a market value of $23,922,000 and $97,059,000, respectively at June 30, 2018, the Company held no securities at June 30, 2018 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at June 30, 2018 and 2017 were issued by government sponsored enterprises.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The amortized cost and fair value of available-for-sale securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$134	$136
One to five years	9,928	9,601
Five to ten years	18,007	17,494
After ten years	1,633	1,706

	29,702	28,937
Mortgage-backed securities	100,534	97,059

Totals	$130,236	$125,996

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $64,625,000 at June 30, 2018 and $59,262,000 at June 30, 2017.

Gross gains of $20,000 and $956,000 and gross losses of $7,000 and $52,000 resulting from sales of available-for-sale securities were realized for 2018 and 2017, respectively. The tax provision (credit) applicable to these net realized gains (losses) amounted to approximately $4,000 and $354,000, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2018 and 2017, was $119,180,000 and $75,046,000, respectively, which is approximately 95% and 67% of the Company’s available-for-sale investment portfolio. These declines in fair value at June 30, 2018, resulted from increases in market interest rates and are considered temporary. There were no securities reported at less than historical cost at June 30, 2018.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and 2017:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$15,541	$(439)	$8,381	$(396)	$23,922	$(835)
Mortgage-backed:
GSE residential	59,478	(1,836)	33,889	(1,663)	93,367	(3,499)
Small Business Administration	—	—	1,891	(74)	1,891	(74)

Total temporarily impaired securities	$75,019	$(2,275)	$44,161	$(2,133)	$119,180	$(4,408)

June 30, 2017:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$16,717	$(234)	$—	$—	$16,717	$(234)
Mortgage-backed:
GSE residential	56,297	(498)	—	—	56,297	(498)
Small Business Administration	2,032	(16)	—	—	2,032	(16)

Total temporarily impaired securities	$75,046	$(748)	$—	$—	$75,046	$(748)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at June 30, 2018 and 2017, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018 and 2017.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Note 3:	Loans and Allowance for Loan Losses

Classes of loans at June 30, include:

	2018	2017
Real estate loans
One- to four-family, including home equity loans	$134,977	$140,647
Multi-family	107,436	87,228
Commercial	140,944	133,841
Home equity lines of credit	9,058	7,520
Construction	13,763	7,421
Commercial	68,720	62,392
Consumer	7,366	7,905

	482,264	446,954
Less
Unearned fees and discounts, net	(161)	(203)
Allowance for loan losses	5,945	6,835

Loans, net	$476,480	$440,322

The Company had loans held for sale included in one- to four-family real estate loans totaling $206,000 and $186,000 as of June 30, 2018 and 2017, respectively.

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s lending activity includes the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer (consisting primarily of automobile loans), and construction loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the adjacent counties in Illinois and Indiana within 30 miles of a branch or loan production office. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

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

June 30, 2018 and 2017

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

June 30, 2018 and 2017

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

June 30, 2018 and 2017

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

Loan Concentrations

The loan portfolio includes a concentration of loans secured by commercial real estate properties, including commercial real estate construction loans, amounting to $260,671,000 and $227,359,000 as of June 30, 2018 and 2017, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $5,855,000 and $7,599,000 at June 30, 2018 and 2017, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $32,874,000 and $38,531,000 at June 30, 2018 and 2017, respectively, of which $11,009,000 and $10,322,000, at June 30, 2018 and 2017 were outside of our primary market area. These participation loans are secured by real estate and other business assets.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2018 and 2017:

	2018
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$2,519	$1,336	$1,520	$76
Provision charged to expense	85	314	84	39
Losses charged off	(1,608)	—	—	(24)
Recoveries	1	—	—	—

Balance, end of period	$997	$1,650	$1,604	$91

Ending balance: individually evaluated for impairment	$—	$—	$3	$—

Ending balance: collectively evaluated for impairment	$997	$1,650	$1,601	$91

Loans:
Ending balance	$134,977	$107,436	$140,944	$9,058

Ending balance: individually evaluated for impairment	$7,904	$1,329	$50	$26

Ending balance: collectively evaluated for impairment	$127,073	$106,107	$140,894	$9,032

	2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$75	$1,242	$67	$6,835
Provision charged to expense	93	161	1	777
Losses charged off	—	(30)	(14)	(1,676)
Recoveries	—	—	8	9

Balance, end of year	$168	$1,373	$62	$5,945

Ending balance: individually evaluated for impairment	$—	$—	$—	$3

Ending balance: collectively evaluated for impairment	$168	$1,373	$62	$5,942

Loans:
Ending balance	$13,763	$68,720	$7,366	$482,264

Ending balance: individually evaluated for impairment	$—	$30	$3	$9,342

Ending balance: collectively evaluated for impairment	$13,763	$68,690	$7,363	$472,922

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

	2017
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,198	$1,202	$1,399	$94
Provision charged to expense	1,521	134	129	(18)
Losses charged off	(232)	—	(8)	—
Recoveries	32	—	—	—

Balance, end of period	$2,519	$1,336	$1,520	$76

Ending balance: individually evaluated for impairment	$1,527	$—	$6	$—

Ending balance: collectively evaluated for impairment	$992	$1,336	$1,514	$76

Loans:
Ending balance	$140,647	$87,228	$133,841	$7,520

Ending balance: individually evaluated for impairment	$10,034	$1,390	$25	$57

Ending balance: collectively evaluated for impairment	$130,613	$85,838	$133,816	$7,463

	2017 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$227	$1,140	$91	$5,351
Provision charged to expense	(152)	102	5	1,721
Losses charged off	—	—	(35)	(275)
Recoveries	—	—	6	38

Balance, end of year	$75	$1,242	$67	$6,835

Ending balance: individually evaluated for impairment	$—	$—	$—	$1,533

Ending balance: collectively evaluated for impairment	$75	$1,242	$67	$5,302

Loans:
Ending balance	$7,421	$62,392	$7,905	$446,954

Ending balance: individually evaluated for impairment	$—	$89	$—	$11,595

Ending balance: collectively evaluated for impairment	$7,421	$62,303	$7,905	$435,359

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

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

June 30, 2018 and 2017

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

June 30, 2018 and 2017

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

June 30, 2018 and 2017

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

The following tables present the credit risk profile of the Company’s loan portfolio, as of June 30, 2018 and 2017, based on rating category and payment activity:

	Real Estate Loans
June 30, 2018	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Pass	$127,410	$107,320	$139,805	$9,035	$13,763
Watch	—	—	1,089	—	—
Substandard	1,265	116	50	23	—
Doubtful	6,302	—	—	—	—
Loss	—	—	—	—	—

Total	$134,977	$107,436	$140,944	$9,058	$13,763

June 30, 2018, (Continued)	Commercial	Consumer	Total
Pass	$66,545	$7,362	$471,240
Watch	1,204	1	2,294
Substandard	941	3	2,398
Doubtful	30	—	6,332
Loss	—	—	—

Total	$68,720	$7,366	$482,264

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

	Real Estate Loans
June 30, 2017	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Pass	$129,814	$86,900	$133,058	$7,471	$7,421
Watch	1,146	—	485	—	—
Substandard	9,687	328	298	49	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$140,647	$87,228	$133,841	$7,520	$7,421

June 30, 2017, (Continued)	Commercial	Consumer	Total
Pass	$59,667	$7,842	$432,173
Watch	2,630	62	4,323
Substandard	95	1	10,458
Doubtful	—	—	—
Loss	—	—	—

Total	$62,392	$7,905	$446,954

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2018 and 2017:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2018
Real estate loans:
One- to four-family	$1,426	$207	$6,633	$8,266	$126,711	$134,977	$293
Multi-family	—	—	2	2	107,434	107,436	—
Commercial	80	13	37	130	140,814	140,944	—
Home equity lines of credit	14	23	—	37	9,021	9,058	—
Construction	354	—	—	354	13,409	13,763	—
Commercial	76	—	30	106	68,614	68,720	—
Consumer	10	29	1	40	7,326	7,366	1

Total	$1,960	$272	$6,703	$8,935	$473,329	$482,264	$294

June 30, 2017
Real estate loans:
One- to four-family	$1,016	$158	$540	$1,714	$138,933	$140,647	$155
Multi-family	—	—	—	—	87,228	87,228	—
Commercial	4	84	—	88	133,753	133,841	—
Home equity lines of credit	2	—	24	26	7,494	7,520	—
Construction	—	—	—	—	7,421	7,421	—
Commercial	—	—	—	—	62,392	62,392	—
Consumer	59	6	—	65	7,840	7,905	—

Total	$1,081	$248	$564	$1,893	$445,061	$446,954	$155

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2018 and 2017:

	June 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
Loans without a specific allowance:
Real estate loans:
One- to four-family	$7,904	$7,904	$—	$8,739	$50	$51
Multi-family	1,329	1,329	—	1,359	85	85
Commercial	47	47	—	86	4	5
Home equity lines of credit	26	26	—	28	2	2
Construction	—	—	—	—	—	—
Commercial	30	30	—	57	—	—
Consumer	3	3	—	4	1	1
Loans with a specific allowance:
Real estate loans:
One- to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	3	3	3	5	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	$7,904	$7,904	$—	$8,739	$50	$51
Multi-family	1,329	1,329	—	1,359	85	85
Commercial	50	50	3	91	4	5
Home equity lines of credit	26	26	—	28	2	2
Construction	—	—	—	—	—	—
Commercial	30	30	—	57	—	—
Consumer	3	3	—	4	1	1

Total	$9,342	$9,342	$3	$10,278	$142	$144

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The following table presents the Company’s nonaccrual loans at June 30, 2018 and 2017:

	2018	2017
Real estate loans
One- to four-family, including home equity loans	$6,339	$9,105
Multi-family	116	146
Commercial	50	25
Home equity lines of credit	—	24
Construction	—	—
Commercial	30	84
Consumer	—	—

Total	$6,535	$9,384

At June 30, 2018 and 2017, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of June 30, 2018 and 2017. With the exception of four one- to four-family loans totaling $169,000, one commercial real estate loan for $3,000, and one commercial business loan for $30,000, all were performing according to the terms of the restructuring as of June 30, 2018, and with the exception of one one-to four-family loan for $155,000, all loans were performing according to the terms of restructuring as of June 30, 2017. As of June 30, 2018 all loans listed were on nonaccrual except for thirteen one- to four-family residential loans totaling $1.6 million, one multi-family loan for $1.2 million, two home equity lines of credit totaling $26,000, and one consumer loan for $4,000. As of June 30, 2017 all loans listed were on nonaccrual except for fourteen one- to four-family residential loans totaling $929,000, one multi-family loan for $1.2 million, three home equity lines of credit totaling $33,000, and one consumer loan for $5,000.

	June 30, 2018	June 30, 2017
Real estate loans
One- to four-family	$1,588	$1,759
Multi-family	1,213	1,244
Commercial	17	6
Home equity lines of credit	26	33

Total real estate loans	2,844	3,042

Construction	—	—
Commercial	30	84
Consumer	3	5

Total	$2,877	$3,131

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The following table represents loans modified as troubled debt restructurings during the years ending June 30, 2018 and 2017:

	Year Ended June 30, 2018		Year Ended June 30, 2017
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Real estate loans:
One- to four-family	2	$60	3	$830
Home equity lines of credit	—	—	1	24
Multi-family	—	—	—	—
Commercial	1	13	—	—

Total real estate loans	3	73	4	854

Construction	—	—	—	—
Commercial	—	—	1	84
Consumer loans	—	—	1	5

Total	3	$73	6	$943

2018 Modifications

During the year ended June 30, 2018, the Company modified two one- to four-family loans totaling $60,000 and one commercial real estate loan in the amount of $13,000. None of these modifications included a decrease in interest rate, and all three modifications involved maturity concessions, and did not result in a write-off of the principal balance.

2017 Modifications

During the year ended June 30, 2017, the Company modified three one- to four-family loans totaling $830,000, one home equity line of credit for $24,000, one commercial business loan for $84,000, and one consumer loan for $5,000.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

TDRs with Defaults

The Company had six TDRs, four one- to four-family residential loans for $169,000, one commercial real estate loan for $3,000, and one commercial business loan for $30,000 that were in default as of June 30, 2018, and were restructured in prior years. No restructured loans were in foreclosure at June 30, 2018. The Company had one TDR, a one- to four-family residential loan for $155,000 that was in default as of June 30, 2017, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2017. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of June 30, 2018 and 2017, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $0 and $211,000 respectively. In addition, as of June 30, 2018 and 2017, we had residential mortgage loans and home equity loans with a carrying value of $6.3 million and $321,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2018	2017
Land	$1,976	$976
Buildings and improvements	10,932	7,471
Furniture and equipment	4,035	3,642

	16,943	12,089
Less accumulated depreciation	6,717	6,249

Net premises and equipment	$10,226	$5,840

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Note 5:	Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $95,825,000 and $88,671,000 at June 30, 2018 and 2017, respectively.

Custodial escrow balances in connection with the foregoing loan servicing were $408,000 and $1,026,000 at June 30, 2018 and 2017, respectively.

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2018 and 2017 was $866,000 and $710,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2018	2017
Fair value, beginning of period	$710	$440
Additions:
Servicing assets resulting from asset transfers	164	225
Subtractions:
Payments received and loans refinanced	(102)	(96)
Changes in fair value, due to changes in valuation inputs or assumptions	94	141

Fair value, end of period	$866	$710

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 6:	Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $218,149,000 at June 30, 2018 and $181,146,000 at June 30, 2017.

The following table represents interest expense by deposit type:

	2018	2017
Savings, NOW, and Money Market	$1,021	$284
Certificates of deposit	2,873	2,069
Brokered certificates of deposit	556	538

Total deposit interest expense	$4,450	$2,891

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

At June 30, 2018, the scheduled maturities of time deposits; including brokered time deposits, are as follows:

2019	$157,103
2020	52,327
2021	40,411
2022	8,711
2023 and thereafter	5,028

$263,580

Note 7:	Federal Home Loan Bank Advances

The Federal Home Loan Bank advances totaled $67,500,000 and $53,500,000 as of June 30, 2018 and 2017, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate, and HELOC loans totaling $296,649,000 at June 30, 2018. Advances at June 30, 2018, at interest rates from 0.83 to 2.42 percent are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2018, are:

2019	$52,500
2020	—
2021	—
2022	5,000
2023	10,000
Thereafter	—

$67,500

Note 8:	Repurchase Agreements

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The carrying value of securities sold under agreement to repurchase amounted to $2.3 million at June 30, 2018 and $2.2 million at June 30, 2017. At June 30, 2018, approximately $429,000 of our repurchase agreements had an overnight maturity, while the remaining $1.9 million in repurchase agreements had a term of 30 to 90 days. The maximum amount of outstanding agreements at any month-end during 2018 and 2017 totaled $2,980,000 and

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

$4,817,000, respectively, and the monthly average of such agreements totaled $2,623,000 and $3,278,000 for 2018 and 2017, respectively. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Note 9:	Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois and Missouri. During the years ended June 30, 2018 and 2017, the Company did not recognize expense for interest or penalties.

The provision for income taxes includes these components:

	2018	2017
Taxes currently payable	$1,401	$2,606
Deferred income taxes	1,324	(332)

Income tax expense	$2,725	$2,274

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2018	2017
Computed at the statutory rate*	$1,232	$2,106
Increase (decrease) resulting from
Tax exempt interest	(37)	(25)
Cash surrender value of life insurance	(104)	(91)
State income taxes	270	244
Adjustment of deferred tax asset and tax rate change for enacted changes in tax laws	1,318	—
Other	46	40

Actual tax expense	$2,725	$2,274

Tax rate as a percentage of pre-tax income	61.1%	36.7%

*	Statutory tax rate of 27.6% (blended rate) for year ended June 30, 2018, and 34% for year ended June 30, 2017.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2018	2017
Deferred tax assets
Allowance for loan losses	$1,695	$2,672
Accrued retirement liability	602	864
Deferred compensation	378	456
Deferred loan fees	114	117
Postretirement health plan	174	225
Unrealized losses on available-for-sale securities	1,462	11
Accrued vacation	40	45
MPF recourse liability	53	47
Deferred revenue Mastercard	30	—
Other	62	37

	4,610	4,474

Deferred tax liabilities
Depreciation	(198)	(163)
Federal Home Loan Bank stock dividends	—	(142)
Mortgage servicing rights	(247)	(278)
Deferred loan expense	(160)	(129)
Charitable foundation contribution	—	(39)
Other	(2)	(2)

	(607)	(753)

Net deferred tax asset	$4,003	$3,721

Retained earnings at both June 30, 2018 and 2017, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $754,000 at both June 30, 2018 and 2017.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Note 10:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2018	2017
Net unrealized gains (losses) on securities available for sale	$(4,240)	$(29)
Net unrealized postretirement health benefit plan obligations	(504)	(574)

	(4,744)	(603)
Tax effect	1,636	236

Net-of-tax amount	$(3,108)	$(367)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Note 11:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2018 and 2017, were as follows:

	Amounts Reclassified From AOCI
	2018	2017	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains on available-for-sale securities	$13	$904	Net realized gains on sale of available-for-sale securities
Amortization of defined benefit pension items:
Transition obligation	—	—	Components are included in computation of net periodic pension cost
Actuarial losses	104	164
Prior service costs	(34)	(48)

Total reclassified amount before tax	83	1,020
Tax expense (benefit)	29	399	Provision for Income Tax

Total reclassification out of AOCI	$54	$621	Net Income

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2018 and 2017, that the Association meets all capital adequacy requirements to which it is subject.

As of June 30, 2018, the most recent notification from regulators categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association’s category.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018
Total capital (to risk-weighted assets)	$78,988	16.09%	$39,276	8.00%	$49,095	10.00%
Tier 1 capital (to risk-weighted assets)	73,053	14.88%	29,457	6.00%	39,276	8.00%
Common Equity Tier 1 capital (to risk-weighted assets)	73,053	14.88%	22,093	4.50%	31,912	6.50%
Tier 1 capital (to adjusted total assets)	73,053	11.51%	25,394	4.00%	31,743	5.00%
Tangible capital (to adjusted tangible assets)	73,053	11.51%	9,523	1.50%	N/A	N/A
As of June 30, 2017
Total capital (to risk-weighted assets)	$76,034	16.93%	$35,928	8.00%	$44,910	10.00%
Tier 1 capital (to risk-weighted assets)	70,405	15.68%	26,946	6.00%	35,928	8.00%
Common Equity Tier 1 capital (to risk-weighted assets)	70,405	15.68%	20,209	4.50%	29,191	6.50%
Tier 1 capital (to adjusted total assets)	70,405	11.96%	23,543	4.00%	29,429	5.00%
Tangible capital (to adjusted tangible assets)	70,405	11.96%	8,829	1.50%	N/A	N/A

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The following is a reconciliation of the Association equity amounts included in the consolidated balance sheets to the amounts reflected for regulatory purposes:

	2018	2017
Association equity	$69,945	$70,038
Less net unrealized gains	(2,778)	(18)
Less postretirement benefit plan	(330)	(349)

Tier 1 capital	73,053	70,405
Plus allowance for loan losses subject to limit	5,945	5,629

Total risk-based capital	$78,988	$76,034

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

The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a new capital conservation buffer of 2.5% of risk-weighted assets that is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets, and will be fully implemented on January 1, 2019. The capital conservation buffer is required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.

Further, the minimum ratio of tier 1 capital to risk-weighted assets increased from 4.0% to 6.0% and all banks are now subject to a 4.0% minimum leverage ratio. The required total risk-based capital ratio was unchanged. Failure to maintain the required common equity Tier 1 capital conservation buffer will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees. The revised capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans, requiring higher capital allocations. The net unrealized gain or loss on available securities is not included in computing regulatory capital.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Note 13:	Related Party Transactions

At June 30, 2018 and 2017, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2018	2017
Balance, beginning of year	$4,520	$5,569
New loans	139	713
Repayments	(1,527)	(1,762)

Balance, end of year	$3,132	$4,520

Deposits from related parties held by the Company at June 30, 2018 and 2017 totaled $1,599,000 and $1,699,000, respectively.

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

The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $141,000 to the plan in fiscal year 2019.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The Company uses a June 30 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2018	2017
Change in benefit obligation
Beginning of year	$2,874	$2,967
Service cost	53	47
Interest cost	100	93
Actuarial gain	(138)	(119)
Benefits paid	(119)	(114)

End of year	$2,770	$2,874

Significant balances, costs and assumptions are:

	Postretirement Plan
	2018	2017
Benefit obligation	$2,770	$2,874
Fair value of plan assets	—	—

Funded status	$(2,770)	$(2,874)

Accumulated benefit obligation	$2,770	$2,874

Amounts recognized in the consolidated balance sheets:
Accrued benefit cost	$2,770	$2,874

Components of net periodic benefit cost:

	2018	2017
Service cost	$53	$47
Interest cost	100	93
Amortization of prior service credit	(34)	(48)
Amortization of transition amount	—	—
Amortization of (Gain) or Loss	31	44

	$150	$136

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2018	2017
Net loss	$440	$609
Prior service credit	—	(34)

	$440	$575

Other significant balances and costs are:

	2018	2017
Employer contribution	$119	$114
Benefits paid	119	114
Benefit costs	150	136

Other changes in plan assets and benefit obligations recognized in other comprehensive income are described in Note 11.

The estimated net loss, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $16,000, $0, and $0, respectively.

A discount rate of 3.95% and 3.55% were used for 2018 and 2017, to determine the benefit obligations and benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on postretirement benefit obligation	25	(23)

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2018, 2019 and 2020, respectively. The rate was assumed to decrease gradually to 5% by the year 2029 and remain at that level thereafter.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2018:

2019	$141
2020	157
2021	168
2022	181
2023	191
2024-2028	963

The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of an employee’s contribution. Employer contributions charged to expense for 2018 and 2017 were $63,000 and $64,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2018 and 2017 were $466,000 and $465,000, respectively.

The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent. The deferred compensation charged to expense totaled $224,000 and $221,000 for the years ended June 30, 2018 and 2017, respectively. The agreements’ accrued liability of $1.3 million and $1.2 million as of June 30, 2018 and 2017, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2019	$67
2020	87
2021	122
2022	140
2023	131
Thereafter	3,681

$4,228

Note 15:	Stock-based Compensation

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

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

A summary of ESOP shares at June 30, 2018 and 2017 are as follows (dollars in thousands):

	2018	2017
Allocated shares	96,133	83,004
Shares committed for release	19,245	19,245
Unearned shares	250,185	269,430

Total ESOP shares	365,563	371,679

Fair value of unearned ESOP shares (1)	$5,979	$5,254

(1)	Based on closing price of $23.90 and $19.50 per share on June 30, 2018, and 2017, respectively.

During the year ended June 30, 2018 and 2017, 6,116 and 8,765 ESOP shares, respectively, were paid to ESOP participants due to separation from service.

The IF Bancorp, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by stockholders in 2012. The purpose of the Equity Incentive Plan is to promote the long-term financial success of the Company and its Subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders. The Equity Incentive Plan authorizes the issuance or delivery to participants of up to 673,575 shares of the Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) is 481,125 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units is 192,450.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 8 years, starting in December 2016. As of June 30, 2018, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the year ended June 30, 2018 (dollars in thousands):

	Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, June 30, 2017	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, June 30, 2018	153,143	$16.63	5.4	$1,113	(1)

Exercisable, June 30, 2018	86,285	$16.63	5.4	$627	(1)

(1)	Based on closing price of $23.90 per share on June 30, 2018.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the year ended June 30, 2018.

There were 22,285 options that vested during the year ended June 30, 2018. Stock-based compensation expense and related tax benefit was $57,000 and $15,700, respectively, for the year ended June 30, 2018, and was $57,000 and $19,380, respectively, for the year ended June 30, 2017, and was recognized in non-interest expense. Total unrecognized compensation cost related to non-vested stock options was $137,000 at June 30, 2018 and is expected to be recognized over a weighted-average period of 2.4 years.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2018:

	Shares	Weighted- Average Grant-Date Fair Value
Balance, June 30, 2017	70,438	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,063	16.79

Balance, June 30, 2018	60,375	16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was $160,000 and $44,000, respectively, for the year ended June 30, 2018, and was $160,000 and $54,400, respectively, for the year ended June 30, 2017, and was recognized in non-interest expense. Unrecognized compensation expense for non-vested restricted stock awards was $926,000 and is expected to be recognized over 5.4 years with a corresponding credit to paid-in capital.

Note 16:	Earnings Per Share (“EPS”)

Basic and diluted earnings per common share are presented for the years ended June 30, 2018 and 2017. The factors used in the earnings per common share computation follow:

	Year Ended June 30, 2018	Year Ended June 30, 2017
Net income	$1,738	$3,919

Basic weighted average shares outstanding	3,918,676	3,961,566
Less: Average unallocated ESOP shares	(259,808)	(279,053)

Average shares outstanding	3,658,868	3,682,513

Diluted effect of restricted stock awards and stock options	39,716	29,561

Diluted average shares outstanding	3,698,584	3,712,074

Basic earnings per common share	$0.47	$1.06

Diluted earnings per common share	$0.47	$1.06

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The Company announced a stock repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of June 30, 2018, 142,653 shares had been repurchased under this plan at an average price of $19.30 per share.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Available-for-sale securities:
US Government and federal agency	$23,922	$—	$23,922	$—
Mortgage-backed securities – GSE residential	97,059	—	97,059	—
Small Business Administration	1,891	—	1,891	—
State and political subdivisions	3,124	—	3,124	—
Mortgage servicing rights	866	—	—	866

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Available-for-sale securities:
US Government and federal agency	$25,035	$—	$25,035	$—
Mortgage-backed securities – GSE residential	80,962	—	80,962	—
Small Business Administration	2,032	—	2,032	—
State and political subdivisions	3,582	—	3,582	—
Mortgage servicing rights	710	—	—	710

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2018. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2018 or 2017. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of June 30, 2018 or 2017.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2016	$440
Total realized and unrealized gains and losses included in net income	141
Servicing rights that result from asset transfers	225
Payments received and loans refinanced	(96)

Balance, June 30, 2017	710

Total realized and unrealized gains and losses included in net income	94
Servicing rights that result from asset transfers	164
Payments received and loans refinanced	(102)

Balance, June 30, 2018	$866

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$94

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Impaired loans (collateral dependent)	$—	$—	$—	$—
June 30, 2017:
Impaired loans (collateral dependent)	$6,287	$—	$—	$6,287

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the years ended June 30, 2018 and 2017:

	2018	2017
Impaired loans (collateral dependent)	$3	$(1,513)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$866	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	6.3% - 10.3% (6.6%)
			Probability of default	0.00% - 0.17% (0.16%)

	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$710	Discounted cash flow	Discount rate	9.5% - 10.5% (9.5%)
			Constant prepayment rate	9.5% - 31.1% (9.6%)
			Probability of default	0.00% - 0.32% (0.31%)
Impaired loans (collateral dependent)	6,287	Market comparable properties	Marketability discount	7.0% (7.0%)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and 2017.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Financial assets
Cash and cash equivalents	$4,754	$4,754	$—	$—
Interest-bearing time deposits in banks	1,750	1,750	—	—
Loans, net of allowance for loan losses	476,480	—	—	468,932
Federal Home Loan Bank stock	3,285	—	3,285	—
Accrued interest receivable	1,821	—	1,821	—
Financial liabilities
Deposits	480,421	—	216,841	261,898
Repurchase agreements	2,281	—	2,281	—
Federal Home Loan Bank advances	67,500	—	67,355	—
Advances from borrowers for taxes and insurance	309	—	309	—
Accrued interest payable	188	—	188	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

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

June 30, 2018 and 2017

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

June 30, 2018 and 2017

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

The Company generates commercial, mortgage and consumer loans and receives deposits from customers located in the Illinois counties of Vermilion, Iroquois, Champaign, and Kankakee, as well as adjacent counties in Illinois and Indiana within 30 miles of a branch or loan production office. The Company generates commercial, mortgage and consumer loans from its location in Osage Beach, Missouri. The Company’s loans are generally secured by specific items of collateral including real property and consumer assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in the Company’s various locations.

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

At June 30, 2018 and 2017, the Company had outstanding commitments to originate loans aggregating approximately $9,246,000 and $25,353,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $8,890,000 and $18,601,000 at June 30, 2018 and 2017, respectively, with the remainder subject to adjustable interest rates. The weighted average interest rates for fixed rate loan commitments were 5.29% and 4.04% as of June 30, 2018 and 2017, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

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

At June 30, 2018, the Company had granted unused lines of credit to borrowers aggregating approximately $47,997,000 and $5,545,000 for commercial lines and open-end consumer lines, respectively. At June 30, 2017, the Company had granted unused lines of credit to borrowers aggregating approximately $37,022,000 and $5,660,000 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

At June 30, 2018 and 2017, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Note 20:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2018 and 2017:

Condensed Balance Sheet

	June 30, 2018	June 30, 2017
Assets
Cash and due from banks	$9,060	$11,056
Investment in common stock of subsidiary	69,945	70,038
ESOP loan	2,785	2,942
Deferred income taxes	—	(39)

Total assets	$81,790	$83,997

Liabilities
Other liabilities	$115	$28

Total liabilities	115	28
Stockholders’ Equity	81,675	83,969

Total liabilities and stockholders’ equity	$81,790	$83,997

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Condensed Statement of Income and Comprehensive Income (Loss)

	Year Ending June 30, 2018	Year Ending June 30, 2017
Income
Interest on ESOP loan	$123	$106
Deposits with financial institutions	—	—

Total income	123	106
Expense	179	160
Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(56)	(54)
Benefit for Income Taxes	(19)	(19)

Loss Before Equity in Undistributed Loss of Subsidiary	(37)	(35)
Equity in Undistributed Income of Subsidiary	1,775	3,954

Net Income	$1,738	$3,919

Comprehensive Income (Loss)	$(797)	$1,363

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2018 and 2017

(Table dollar amounts in thousands)

Condensed Statement of Cash Flows

	Year Ended June 30, 2018	Year Ended June 30, 2017
Cash flows from operating activities
Net income	$1,738	$3,919

Items not requiring (providing) cash
Deferred income tax	(39)	273
Net change in other liabilities	87	9
Earnings from subsidiary	(1,775)	(3,954)

Net cash provided by operating activities	11	247

Cash flows from financing activities
Stock purchase per stock repurchase plan	(1,380)	(1,375)
Dividends paid	(784)	(635)
Loan for ESOP	157	161

Net cash used in financing activities	(2,007)	(1,849)

Net Change in Cash and Cash Equivalents	(1,996)	(1,602)
Cash and Cash Equivalents at Beginning of Year	11,056	12,658

Cash and Cash Equivalents at End of Year	$9,060	$11,056

Note 21:	Subsequent Events

In June 2017, one large credit in the amount of $7.8 million, secured by 45 one-to four-family properties, was moved to non-performing when the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. During the year ended June 30, 2018, we charged off $1.5 million of this credit to reflect the net realizable value of the properties. Subsequent to our June 30, 2018 year-end, these 45 properties with an aggregate value of $6.3 million, were moved to foreclosed assets held for sale in July 2018.

Also, subsequent to our June 30, 2018 year-end, we opened a full service branch at 2411 Village Green Place, Champaign, Illinois on August 6, 2018.