Form 10-Q
period 2018-09-30
IF Bancorp, Inc.
filed 2018-11-09
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 3,871,408 shares of common stock, par value $0.01 per share, issued and outstanding as of November 2, 2018.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	September 30,	June 30,
	2018	2018
	(Unaudited)
Assets
Cash and due from banks	$6,077	$4,240
Interest-bearing demand deposits	1,053	514

Cash and cash equivalents	7,130	4,754

Interest-bearing time deposits in banks	1,750	1,750
Available-for-sale securities	126,241	125,996
Loans, net of allowance for loan losses of $6,181 and $5,945 at September 30, 2018 and June 30, 2018, respectively	484,464	476,480
Premises and equipment, net of accumulated depreciation of $6,866 and $6,717 at September 30, 2018 and June 30, 2018, respectively	10,549	10,226
Federal Home Loan Bank stock, at cost	3,589	3,285
Foreclosed assets held for sale	5,036	219
Accrued interest receivable	2,295	1,821
Bank-owned life insurance	8,870	8,803
Mortgage servicing rights	894	866
Deferred income taxes	4,106	4,003
Other	530	720

Total assets	$655,454	$638,923

Liabilities and Equity
Liabilities
Deposits
Demand	$22,226	$21,350
Savings, NOW and money market	188,243	195,491
Certificates of deposit	239,040	229,236
Brokered certificates of deposit	41,294	34,344

Total deposits	490,803	480,421

Repurchase agreements	2,134	2,281
Federal Home Loan Bank advances	74,750	67,500
Advances from borrowers for taxes and insurance	657	309
Accrued post-retirement benefit obligation	2,778	2,770
Accrued interest payable	393	188
Other	2,858	3,779

Total liabilities	574,373	557,248

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,871,408 shares issued and outstanding at both September 30, 2018 and June 30, 2018	39	39
Additional paid-in capital	48,487	48,361
Unearned ESOP shares, at cost, 245,374 and 250,185 shares at September 30, 2018 and June 30, 2018, respectively	(2,454)	(2,502)
Retained earnings	39,335	38,885
Accumulated other comprehensive loss, net of tax	(4,326)	(3,108)

Total stockholders’ equity	81,081	81,675

Total liabilities and stockholders’ equity	$655,454	$638,923

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2018	2017
Interest and Dividend Income
Interest and fees on loans	$5,505	$4,740
Securities:
Taxable	827	646
Tax-exempt	33	35
Federal Home Loan Bank dividends	29	22
Deposits with other financial institutions	25	25

Total interest and dividend income	6,419	5,468

Interest Expense
Deposits	1,539	885
Federal Home Loan Bank advances	418	172

Total interest expense	1,957	1,057

Net Interest Income	4,462	4,411
Provision for Loan Losses	237	408

Net Interest Income After Provision for Loan Losses	4,225	4,003

Noninterest Income
Customer service fees	103	121
Other service charges and fees	88	106
Insurance commissions	183	173
Brokerage commissions	276	177
Net realized gains on sales of available-for-sale securities	—	13
Mortgage banking income, net	86	70
Gain on sale of loans	93	100
Gain on foreclosed assets, net	120	—
Bank-owned life insurance income, net	67	177
Other	262	231

Total noninterest income	1,278	1,168

Noninterest Expense
Compensation and benefits	2,503	2,339
Office occupancy	211	169
Equipment	331	310
Federal deposit insurance	43	43
Stationary, printing and office	36	40
Advertising	142	84
Professional services	120	79
Supervisory examinations	44	40
Audit and accounting services	40	64
Organizational dues and subscriptions	19	17
Insurance bond premiums	42	35
Telephone and postage	67	67
Other	626	371

Total noninterest expense	4,224	3,658

Income Before Income Tax	1,279	1,513
Provision for Income Tax	345	538

Net Income	$934	$975

Earnings Per Share:
Basic	$0.26	$0.27
Diluted	$0.25	$0.26
Dividends declared per common share	$0.125	$0.10

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2018	2017
Net Income	$934	$975

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(120) and $31, for 2018 and 2017, respectively	(1,191)	47
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $5 for 2018 and 2017, respectively	—	8

	(1,191)	39

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $31 and $0 for 2018 and 2017, respectively	(27)	1

Other comprehensive income (loss), net of tax	(1,218)	40

Comprehensive Income (Loss)	$(284)	$1,015

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
For the three months ended September 30, 2018
Balance, July 1, 2018	$39	$48,361	$(2,502)	$38,885	$(3,108)	$81,675
Net income	—	—	—	934	—	934
Other comprehensive loss	—	—	—	—	(1,218)	(1,218)
Dividends on common stock, $0.125 per share	—	—	—	(484)	—	(484)
Stock equity plan	—	56	—	—	—	56
ESOP shares earned, 4,811 shares	—	70	48	—	—	118

Balance, September 30, 2018	$39	$48,487	$(2,454)	$39,335	$(4,326)	$81,081

For the three months ended September 30, 2017
Balance, July 1, 2017	$39	$47,940	$(2,694)	$39,051	$(367)	$83,969
Net income	—	—	—	975	—	975
Other comprehensive income	—	—	—	—	40	40
Dividends on common stock, $0.10 per share	—	—	—	(393)	—	(393)
Stock equity plan	—	56	—	—	—	56
ESOP shares earned, 4,811 shares	—	47	48	—	—	95

Balance, September 30, 2017	$39	$48,043	$(2,646)	$39,633	$(327)	$84,742

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2018	2017
Operating Activities
Net income	$934	$975
Items not requiring (providing) cash
Depreciation	149	119
Provision for loan losses	237	408
Amortization of premiums and discounts on securities	7	41
Deferred income taxes	(14)	(347)
Net realized gains on loan sales	(93)	(100)
Net realized gains on sales of available-for-sale securities	—	(13)
Gain on foreclosed assets held for sale	(120)	—
Bank-owned life insurance income, net	(67)	(177)
Originations of loans held for sale	(4,629)	(5,621)
Proceeds from sales of loans held for sale	4,900	5,827
ESOP compensation expense	118	95
Stock equity plan expense	56	56
Changes in
Accrued interest receivable	(474)	(291)
Other assets	190	(455)
Accrued interest payable	205	27
Post-retirement benefit obligation	12	(3)
Other liabilities	(1,405)	(271)

Net cash provided by operating activities	6	270

Investing Activities
Purchases of available-for-sale securities	(5,457)	(9,130)
Proceeds from the sales of available-for-sale securities	—	5,966
Proceeds from maturities and pay downs of available-for-sale securities	3,894	4,756
Net change in loans	(14,759)	(26,140)
Purchase of premises and equipment	(472)	(3,441)
Proceeds from the sale of foreclosed assets	1,635	9
Redemption of Federal Home Loan Bank stock owned	450	203
Purchase of Federal Home Loan Bank stock	(754)	(810)
Proceeds from settlement of bank-owned life insurance policies	—	395

Net cash used in investing activities	(15,463)	(28,192)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(6,372)	12,613
Net increase in certificates of deposit, including brokered certificates	16,754	1,056
Net increase (decrease) in advances from borrowers for taxes and insurance	348	(232)
Proceeds from Federal Home Loan Bank advances	72,250	46,000
Repayments of Federal Home Loan Bank advances	(65,000)	(34,500)
Net increase (decrease) in repurchase agreements	(147)	670

Net cash provided by financing activities	17,833	25,607

Net Increase (Decrease) in Cash and Cash Equivalents	2,376	(2,315)
Cash and Cash Equivalents, Beginning of Period	4,754	7,766

Cash and Cash Equivalents, End of Period	$7,130	$5,451

Supplemental Cash Flows Information
Interest paid	$1,752	$1,030
Income taxes paid	$—	$509
Dividends payable	$484	$393

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2018 and June 30, 2018, and the results of its operations for the three month periods ended September 30, 2018 and 2017. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. The results of operations for the three-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year.

Note 2:    New Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance implements a common revenue standard that clarifies the principles for recognizing revenue. The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with financial instruments, including loans and investments securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. ASU 2014-09 became effective for the Company on July 1, 2018 and had no material effect on how we recognize revenue or to our consolidated financial statements. See below for additional information related to revenue generated from contracts with customers.

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit and investments securities, as well as revenue related to our mortgage servicing activities and bank owned life insurance, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, and which are presented in our income statements as components of noninterest income are as follows:

•

Customer Service Fees - The Company generates revenue from fees charged for deposit account maintenance, overdrafts, wire transfers, and check fees. The revenue related to deposit fees is recognized at the time the performance obligation is satisfied.

•

Insurance Commissions - The Company’s insurance agency, Iroquois Insurance Agency, receives commissions on premiums of new and renewed business policies. Iroquois Insurance Agency records commission revenue on direct bill policies as the cash is received. For agency bill policies, Iroquois Insurance Agency retains its commission portion of the customer premium payment and remits the balance to the carrier. In both cases, the carrier holds the performance obligation.

•

Brokerage Commissions - The primary brokerage revenue is recorded at the beginning of each quarter through billing to customers based on the account asset size on the last day of the previous quarter. If a withdrawal of funds takes place, a prorated refund may occur; this is reflected within the same quarter as the original billing occurred. All performance obligations are met within the same quarter that the revenue is recorded.

•

Other - The Company generates revenue through service charges from the use of its ATM machines and interchange income from the use of Company issued credit and debit cards. The revenue is recognized at the time the service is used, and the performance obligation is satisfied.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 became effective for the Company on July 1, 2018, and the adoption did not have material impact on our consolidated financial statements. The guidance also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU with the intent of reducing diversity in practice with respect to eight types of cash flows. The amendment became effective for the Company on July 1, 2018, and the adoption of ASU-2016-15 did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification”. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 became effective for the Company on July 1, 2018, and did not have a material impact on the Company’s consolidated financial statements.

Note 3:    Stock-based Compensation

In connection with the conversion to stock form, the Association established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 384,900 shares (approximately 8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest 100% in their accrued benefits under the employee stock ownership plan after six vesting years, with prorated vesting in years two through five. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Association. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Association’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Participants receive the shares at the end of employment.

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

A summary of ESOP shares at September 30, 2018 and June 30, 2018 are as follows (dollars in thousands):

	September 30, 2018	June 30, 2018
Allocated shares	115,378	96,133
Shares committed for release	4,811	19,245
Unearned shares	245,374	250,185

Total ESOP shares	365,563	365,563

Fair value of unearned ESOP shares (1)	$5,656	$5,979

(1)	Based on closing price of $23.05 and $23.90 per share on September 30, 2018, and June 30, 2018, respectively.

During the three months ended September 30, 2018, no ESOP shares were paid to ESOP participants due to separation from service. During the three months ended September 30, 2017, 6,116 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 8 years, starting in December 2016. As of September 30, 2018, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the three months ended September 30, 2018 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2018	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, September 30, 2018	153,143	$16.63	5.2	$983	(1)

Exercisable, September 30, 2018	86,285	$16.63	5.2	$554	(1)

(1)	Based on closing price of $23.05 per share on September 30, 2018.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the three months ended September 30, 2018.

There were no options that vested during the three months ended September 30, 2018 and 2017. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the three months ended September 30, 2018 and 2017. Total unrecognized compensation cost related to non-vested stock options was $123,000 at September 30, 2018 and is expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2018:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2018	60,375	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	—	—

Balance, September 30, 2018	60,375	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest expense, was $42,000 and $12,000, respectively, for the three months ended September 30, 2018, and was $42,000 and $14,000, respectively, or the three months ended September 30, 2017. Unrecognized compensation expense for non-vested restricted stock awards was $884,000 and is expected to be recognized over 5.2 years with a corresponding credit to paid-in capital.

Note 4:    Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2018 and 2017. The factors used in the earnings per common share computation are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017
Net income	$934	$975

Basic weighted average shares outstanding	3,871,408	3,940,408
Less: Average unallocated ESOP shares	(247,779)	(267,024)

Basic average shares outstanding	3,623,629	3,673,384

Diluted effect of restricted stock awards and stock options	69,853	35,081

Diluted average shares outstanding	3,693,482	3,708,465

Basic earnings per common share	$0.26	$0.27

Diluted earnings per common share	$0.25	$0.26

The Company announced a stock repurchase plan on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of its then current outstanding shares. As of September 30, 2018, 142,653 shares were repurchased at an average price of $19.30 per share.

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

Note 5:    Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$24,769	$—	$(1,074)	$23,695
Mortgage-backed:
GSE residential	98,661	10	(4,479)	94,192
Small Business Administration	5,382	—	(115)	5,267
State and political subdivisions	2,980	107	—	3,087

	$131,792	$117	$(5,668)	$126,241

June 30, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$24,757	$—	$(835)	$23,922
Mortgage-backed:
GSE residential	100,534	24	(3,499)	97,059
Small Business Administration	1,965	—	(74)	1,891
State and political subdivisions	2,980	144	—	3,124

	$130,236	$168	$(4,408)	$125,996

With the exception of U.S. Government, federal agency and GSE securities and Mortgage-backed GSE residential securities with a book value of approximately $24,769,000 and $98,661,000, respectively, and a market value of approximately $23,695,000 and $94,192,000, respectively, at September 30, 2018, the Company held no securities at September 30, 2018 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at September 30, 2018 and June 30, 2018 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$135	$135
One to five years	9,927	9,524
Five to ten years	17,987	17,267
After ten years	5,082	5,123

	33,131	32,049
Mortgage-backed securities	98,661	94,192

Totals	$131,792	$126,241

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $69,135,000 and $64,625,000 as of September 30, 2018 and June 30, 2018, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $2.1 million at September 30, 2018 and $2.3 million at June 30, 2018. At September 30, 2018, approximately $234,000 of our repurchase agreements had an overnight maturity, while the remaining $1.9 million in repurchase agreements had a term of 30 to 90 days. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

There were no sales of available-for-sale securities for the three months ended September 30, 2018. Gross gains of $20,000 and gross losses of $7,000, resulting from sales of available-for-sale securities were realized for the three month periods ended September 30, 2017. The tax provision applicable to these net realized gains amounted to approximately $0 and $5,000, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2018 and June 30, 2018, was $120,276,000 and $119,180,000, respectively, which is approximately 95% and 95% of the Company’s available-for-sale investment portfolio. These declines in fair value at September 30, 2018 and June 30, 2018, resulted from increases in market interest rates and are considered temporary.

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and June 30, 2018:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$8,321	$(618)	$15,374	$(456)	$23,695	$(1,074)
Mortgage-backed:
GSE residential	38,836	(1,370)	52,478	(3,109)	91,314	(4,479)
Small Business Administration	3,436	(13)	1,831	(102)	5,267	(115)

Total temporarily impaired securities	$50,593	$(2,001)	$69,683	$(3,667)	$120,276	$(5,668)

June 30, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$15,541	$(439)	$8,381	$(396)	$23,922	$(835)
Mortgage-backed:
GSE residential	59,478	(1,836)	33,889	(1,663)	93,367	(3,499)
Small Business Administration	—	—	1,891	(74)	1,891	(74)

Total temporarily impaired securities	$75,019	$(2,275)	$44,161	$(2,133)	$119,180	$(4,408)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at September 30, 2018 and June 30, 2018, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018 and June 30, 2018.

Note 6:    Loans and Allowance for Loan Losses

Classes of loans include:	September 30, 2018	June 30, 2018
Real estate loans:
One- to four-family, including home equity loans	$130,518	$134,977
Multi-family	107,625	107,436
Commercial	144,425	140,944
Home equity lines of credit	9,033	9,058
Construction	12,574	13,763
Commercial	78,734	68,720
Consumer	7,532	7,366

Total loans	490,441	482,264
Less:
Unearned fees and discounts, net	(204)	(161)
Allowance for loan losses	6,181	5,945

Loans, net	$484,464	$476,480

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s lending activity includes the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans, commercial business loans, home equity lines of credit, and to a lesser extent, consumer loans (consisting primarily of automobile loans), construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois and Champaign, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one- to four-family residential mortgage loans up to $375,000, other secured loans up to $375,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $2,000,000 in aggregate loans and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties, including real estate construction loans, amounting to $263,506,000 and $260,671,000 as of September 30, 2018 and June 30, 2018, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $5,329,000 and $5,855,000 at September 30, 2018 and June 30, 2018, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $32,127,000 and $32,874,000 at September 30, 2018 and June 30, 2018, respectively, of which $10,476,000 and $11,009,000, at September 30, 2018 and June 30, 2018 were outside our primary market area. These participation loans are secured by real estate and other business assets.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three-month periods ended September 30, 2018 and 2017 and the year ended June 30, 2018:

	Three Months Ended September 30, 2018
	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$997	$1,650	$1,604	$91
Provision charged to expense	14	6	40	—
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,012	$1,656	$1,644	$91

Ending balance: individually evaluated for impairment	$—	$—	$3	$—

Ending balance: collectively evaluated for impairment	$1,012	$1,656	$1,641	$91

Loans:
Ending balance	$130,518	$107,625	$144,425	$9,033

Ending balance: individually evaluated for impairment	$1,535	$1,207	$48	$24

Ending balance: collectively evaluated for impairment	$128,983	$106,418	$144,377	$9,009

	Three Months Ended September 30, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$168	$1,373	$62	$5,945
Provision charged to expense	1	174	2	237
Losses charged off	—	—	(2)	(2)
Recoveries	—	—	—	1

Balance, end of period	$169	$1,547	$62	$6,181

Ending balance: individually evaluated for impairment	$—	$9	$—	$12

Ending balance: collectively evaluated for impairment	$169	$1,538	$62	$6,169

Loans:
Ending balance	$12,574	$78,734	$7,532	$490,441

Ending balance: individually evaluated for impairment	$—	$9	$3	$2,826

Ending balance: collectively evaluated for impairment	$12,574	$78,725	$7,529	$487,615

	Year Ended June 30, 2018
	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$2,519	$1,336	$1,520	$76
Provision charged to expense	85	314	84	39
Losses charged off	(1,608)	—	—	(24)
Recoveries	1	—	—	—

Balance, end of year	$997	$1,650	$1,604	$91

Ending balance: individually evaluated for impairment	$—	$—	$3	$—

Ending balance: collectively evaluated for impairment	$997	$1,650	$1,601	$91

Loans:
Ending balance	$134,977	$107,436	$140,944	$9,058

Ending balance: individually evaluated for impairment	$7,904	$1,329	$50	$26

Ending balance: collectively evaluated for impairment	$127,073	$106,107	$140,894	$9,032

	Year Ended June 30, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$75	$1,242	$67	$6,835
Provision charged to expense	93	161	1	777
Losses charged off	—	(30)	(14)	(1,676)
Recoveries	—	—	8	9

Balance, end of year	$168	$1,373	$62	$5,945

Ending balance: individually evaluated for impairment	$—	$—	$—	$3

Ending balance: collectively evaluated for impairment	$168	$1,373	$62	$5,942

Loans:
Ending balance	$13,763	$68,720	$7,366	$482,264

Ending balance: individually evaluated for impairment	$—	$30	$3	$9,342

Ending balance: collectively evaluated for impairment	$13,763	$68,690	$7,363	$472,922

	Three Months Ended September 30, 2017
	Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$2,519	$1,336	$1,520	$76
Provision charged to expense	15	185	53	2
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$2,534	$1,521	$1,573	$78

Ending balance: individually evaluated for impairment	$1,537	$—	$5	$—

Ending balance: collectively evaluated for impairment	$997	$1,521	$1,568	$78

Loans:	$141,076	$99,148	$138,370	$7,869

Ending balance	$9,944	$1,374	$22	$56

Ending balance: individually evaluated for impairment	$131,131	$97,774	$138,348	$7,813

	Three Months Ended September 30, 2017 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$75	$1,242	$67	$6,835
Provision charged to expense	19	130	4	408
Losses charged off	—	—	(4)	(4)
Recoveries	—	—	1	1

Balance, end of period	$94	$1,372	$68	$7,240

Ending balance: individually evaluated for impairment	$—	$5	$—	$1,547

Ending balance: collectively evaluated for impairment	$94	$1,367	$68	$5,693

Loans:
Ending balance
Ending balance: individually evaluated for impairment	$9,219	$69,018	$8,213	$472,913

Ending balance: collectively evaluated for impairment	$—	$82	$5	$11,483

	$9,219	$68,936	$8,208	$461,430

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

The Company establishes a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Company’s historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. In certain instances, the historical loss experience could be adjusted if similar risks are not inherent in the remaining portfolio. The allowance is then adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include: (1) Management’s assumptions regarding the minimal level of risk for a given loan category and includes amounts for anticipated losses which may not be reflected in our current loss history experience; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
September 30, 2018 :
Pass	$129,306	$107,625	$143,300	$9,012	$12,574	$76,814	$7,529	$486,160
Watch	—	—	1,077	—	—	1,038	—	2,115
Substandard	1,212	—	48	21	—	882	3	2,166
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$130,518	$107,625	$144,425	$9,033	$12,574	$78,734	$7,532	$490,441

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2018:
Pass	$127,410	$107,320	$139,805	$9,035	$13,763	$66,545	$7,362	$471,240
Watch	—	—	1,089	—	—	1,204	1	2,294
Substandard	1,265	116	50	23	—	941	3	2,398
Doubtful	6,302	—	—	—	—	30	—	6,332
Loss	—	—	—	—	—	—	—	—

Total	$134,977	$107,436	$140,944	$9,058	$13,763	$68,720	$7,366	$482,264

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2018:
Real estate loans:
One- to four-family	$1,808	$208	$359	$2,375	$128,143	$130,518	$271
Multi-family	—	—	—	—	107,625	107,625	—
Commercial	—	12	36	48	144,377	144,425	—
Home equity lines of credit	—	—	—	—	9,033	9,033	—
Construction	—	—	—	—	12,574	12,574	—
Commercial	180	—	9	189	78,545	78,734	—
Consumer	13	27	—	40	7,492	7,532	—

Total	$2,001	$247	$404	$2,652	$487,789	$490,441	$271

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2018:
Real estate loans:
One- to four-family	$1,426	$207	$6,633	$8,266	$126,711	$134,977	$293
Multi-family	—	—	2	2	107,434	107,436	—
Commercial	80	13	37	130	140,814	140,944	—
Home equity lines of credit	14	23	—	37	9,021	9,058	—
Construction	354	—	—	354	13,409	13,763	—
Commercial	76	—	30	106	68,614	68,720	—
Consumer	10	29	1	40	7,326	7,366	1

Total	$1,960	$272	$6,703	$8,935	$473,329	$482,264	$294

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $2.7 million in troubled debt restructurings that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended September 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2018:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,535	$1,535	$—	$1,545	$16	$17
Multi-family	1,207	1,207	—	1,211	21	21
Commercial	45	45	—	46	—	—
Home equity line of credit	24	24	—	25	1	1
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	3	3	—	3	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	3	3	3	3	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	9	9	9	9	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	1,535	1,535	—	1,545	16	17
Multi-family	1,207	1,207	—	1,211	21	21
Commercial	48	48	3	49	—	—
Home equity line of credit	24	24	—	25	1	1
Construction	—	—	—	—	—	—
Commercial	9	9	9	9	—	—
Consumer	3	3	—	3	—	—

	$2,826	$2,826	$12	$2,842	$38	$39

				Year Ended June 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2018:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$7,904	$7,904	$—	$8,739	$50	$51
Multi-family	1,329	1,329	—	1,359	85	85
Commercial	47	47	—	86	4	5
Home equity line of credit	26	26	—	28	2	2
Construction	—	—	—	—	—	—
Commercial	30	30	—	57	—	—
Consumer	3	3	—	4	1	1
Loans with a specific allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	3	3	3	5	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	7,904	7,904	—	8,739	50	51
Multi-family	1,329	1,329	—	1,359	85	85
Commercial	50	50	3	91	4	5
Home equity line of credit	26	26	—	28	2	2
Construction	—	—	—	—	—	—
Commercial	30	30	—	57	—	—
Consumer	3	3	—	4	1	1

	$9,342	$9,342	$3	$10,278	$142	$144

				Three Months Ended September 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2017:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$2,118	$2,118	$—	$2,132	$13	$14
Multi-family	1,374	1,374	—	1,382	21	22
Commercial	17	17	—	18	—	—
Home equity line of credit	56	56	—	57	1	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	7,826	7,826	1,537	7,825	—	—
Multi-family	—	—	—	—	—	—
Commercial	5	5	5	5	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	82	82	5	86	—	—
Consumer	5	5	—	5	—	—
Total:
Real estate loans:
One- to four-family	9,944	9,944	1,537	9,957	13	14
Multi-family	1,374	1,374	—	1,382	21	22
Commercial	22	22	5	23	—	—
Home equity line of credit	56	56	—	57	1	—
Construction	—	—	—	—	—	—
Commercial	82	82	5	86	—	—
Consumer	5	5	—	5	—	—

	$11,483	$11,483	$1,547	$11,510	$35	$36

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018
Mortgages on real estate:
One- to four-family	$95	$6,339
Multi-family	—	116
Commercial	48	50
Home equity lines of credit	—	—
Construction loans	—	—
Commercial business loans	9	30
Consumer loans	—	—

Total	$152	$6,535

At September 30, 2018 and June 30, 2018, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of September 30, 2018 and June 30, 2018. With the exception of three one- to four-family residential loans totaling $155,000 and one commercial real estate loan for $3,000, all were performing according to the terms of the restructuring as of September 30, 2018, and with the exception of four one- to four-family residential loans totaling $169,000, one commercial real estate loan for $3,000, and one commercial business loan for $30,000, all were performing according to the terms of restructuring as of June 30, 2018. As of September 30, 2018, all loans listed were on nonaccrual except for twelve one- to four-family residential loans totaling $1.4 million, one multi-family loan for $1.2 million, two home equity lines of credit totaling $24,000, and one consumer loan for $3,000. All loans listed as of June 30, 2018 were on nonaccrual except for thirteen one- to four-family residential loans totaling $1.6 million, one multi-family loan for $1.2 million, two home equity lines of credit for $26,000, and one consumer loan for $4,000.

	September 30, 2018	June 30, 2018
Real estate loans
One- to four-family	$1,460	$1,588
Multi-family	1,207	1,213
Commercial	14	17
Home equity lines of credit	24	26

Total real estate loans	2,705	2,844

Construction loans	—	—
Commercial business loans	—	30
Consumer loans	3	3

Total	$2,708	$2,877

Modifications

During the three month period ended September 30, 2018, no loans were modified.

During the year ended June 30, 2018, the Company modified two one- to four-family loans totaling $60,000 and one commercial real estate loan in the amount of $13,000.

During the three month period ended September 30, 2017, no loans were modified.

TDR’s with Defaults

The Company had four TDRs, three one- to four-family residential loans for $155,000 and one commercial real estate loan for $3,000, that were in default as of September 30, 2018, and were restructured in prior periods. No restructured loans were in foreclosure at September 30, 2018. The Company had six TDRs, four one- to four-family residential loans for $169,000, one commercial real estate loan for $3,000, and one commercial business loan for $30,000 that were in default as of June 30, 2018, and were restructured in prior years. No restructured loans were in foreclosure at June 30, 2018. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30, 2018, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $4,791,000. In addition, as of September 30, 2018, we had residential mortgage loans and home equity loans with a carrying value of $72,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:    Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $3,589,000 and $3,285,000 of Federal Home Loan Bank stock as of September 30, 2018 and June 30, 2018. The FHLB provides liquidity and funding through advances.

Note 8:    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2018	June 30, 2018
Net unrealized gains on securities available-for-sale	$(5,551)	$(4,240)
Net unrealized postretirement health benefit plan obligations	(500)	(504)

	(6,051)	(4,744)
Tax effect	1,725	1,636

Total	$(4,326)	$(3,108)

Note 9:    Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2018 and 2017, were as follows:

	Amounts Reclassified from AOCI
	2018	2017	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains on available-for-sale securities	$—	$13	Net realized gains on sale of available-for- sale securities
Amortization of defined benefit pension items Transition obligation	$—	$—	Components are included in computation of net periodic pension cost
Actuarial losses	$3	$9
Prior service costs	$—	$(8)

Total reclassified amount before tax	3	14
Tax expense (benefit)	1	5	Provision for Income Tax

Total reclassification out of AOCI	$2	$9	Net Income

Note 10:    Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2018	2017
Computed at the statutory rate (1)	$269	$514
Decrease resulting from
Tax exempt interest	(7)	(12)
Cash surrender value of life insurance	(14)	(60)
State income taxes	86	79
Other	11	17

Actual expense	$345	$538

(1)	Statutory rate was 21% and 34% for the three months ended September 30, 2018 and 2017, respectively.

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

In addition to the minimum CETI, Tier 1 and total capital ratios, the Association will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began on January 1, 2016, at the 0.625% level, is now at 1.875% and will be fully implemented at 2.5% in January 2019.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and June 30, 2018:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$23,695	$—	$23,695	$—
Mortgage-backed: GSE residential	94,192	—	94,192	—
Small Business Administration	5,267	—	5,267	—
State and political subdivisions	3,087	—	3,087	—
Mortgage servicing rights	894	—	—	894

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$23,922	$—	$23,922	$—
Mortgage-backed: GSE residential	97,059	—	97,059	—
Small Business Administration	1,891	—	1,891	—
State and political subdivisions	3,124	—	3,124	—
Mortgage servicing rights	866	—	—	866

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2018. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2018 or June 30, 2018. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of September 30, 2018 or June 30, 2018.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2018	$866

Total realized and unrealized gains and losses included in net income	10
Servicing rights that result from asset transfers	45
Payments received and loans refinanced	(27)

Balance, September 30, 2018	$894

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$10

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and June 30, 2018:

Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018:
Impaired loans (collateral-dependent)	$—	$—	$—	$—

June 30, 2018:
Impaired loans (collateral-dependent)	$—	$—	$—	$—

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Impaired loans (collateral-dependent)	$(8)	$(15)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2018 and June 30, 2018.

	Fair Value at September 30, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$894	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	6.3% - 10.4% (6.5%)
			Probability of default	0.00% - 0.17% (0.16%)

	Fair Value at June 30, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$866	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	6.3% - 10.3% (6.6%)
			Probability of default	0.00% - 0.17% (0.16%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and June 30, 2018.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018:
Financial assets
Cash and cash equivalents	$7,130	$7,130	$—	$—
Interest-bearing time deposits in banks	1,750	1,750	—	—
Loans, net of allowance for loan losses	484,464	—	—	475,927
Federal Home Loan Bank stock	3,589	—	3,589	—
Accrued interest receivable	2,295	—	2,295	—

Financial liabilities
Deposits	490,803	—	210,469	279,376
Repurchase agreements	2,134	—	2,134	—
Federal Home Loan Bank advances	74,750	—	74,613	—
Advances from borrowers for taxes and insurance	657	—	657	—
Accrued interest payable	393	—	393	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Financial assets
Cash and cash equivalents	$4,754	$4,754	$—	$—
Interest-bearing time deposits in banks	1,750	1,750	—	—
Loans, net of allowance for loan losses	476,480	—	—	468,932
Federal Home Loan Bank stock	3,285	—	3,285	—
Accrued interest receivable	1,821	—	1,821	—

Financial liabilities
Deposits	480,421	—	216,841	261,898
Repurchase agreements	2,281	—	2,281	—
Federal Home Loan Bank advances	67,500	—	67,355	—
Advances from borrowers for taxes and insurance	309	—	309	—
Accrued interest payable	188	—	188	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. - Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock and $450,000 in cash to the Iroquois Federal Foundation.

The Company is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve System. The Company’s business activities are limited to oversight of its investment in the Association.

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston, Savoy, Champaign, and Bourbonnais, Illinois and Osage Beach, Missouri. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service fees, brokerage commission income, insurance commission income, net realized gains on loan sales, mortgage banking income, net gain on foreclosed assets, and income on bank-owned life insurance. Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, data processing, professional fees, marketing, office supplies, and federal deposit insurance premiums. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.66% and 2.89% for the three months ended September 30, 2018 and 2017, respectively. Net interest income increased to $4.5 million, or $17.8 million on an annualized basis, for the three months ended September 30, 2018 from $4.4 million, or $17.6 million on an annualized basis, for the three months ended September 30, 2017.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. However, in June 2017, one large credit in the amount of $7.8 million, secured by 45 one- to four-family properties, was moved to non-performing when the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. In the quarter ended September 30, 2018, these 45 properties with an aggregate value of $6.3 million, were moved to foreclosed assets for sale, and 15 of these properties were sold for a aggregate net gain of $118,000. Our non-performing loans totaled $423,000 or 0.1% of total loans at September 30, 2018, and $6.8 million, or 1.4% of total loans at June 30, 2018. Our non-performing assets totaled $5.5 million or 0.8% of total assets at September 30, 2018, and $7.0 million, or 1.1% of total assets at June 30, 2018.

At September 30, 2018, the Association was categorized as “well capitalized” under federal regulations.

Our net income for the three months ended September 30, 2018 was $934,000, compared to a net income of $975,000 for the three months ended September 30, 2017. The decrease in net income was due to an increase in noninterest expense, partially offset by an increase in net interest income, an increase in noninterest income and a decrease in provision for loan losses.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for the fiscal year ended June 30, 2018.

Comparison of Financial Condition at September 30 and June 30, 2018

Total assets increased $16.5 million, or 2.6%, to $655.5 million at September 30, 2018 from $638.9 million at June 30, 2018. The increase was primarily due to an $8.0 million increase in net loans, a $4.8 million increase in foreclosed assets held for sale, and a $2.4 million increase in cash and cash equivalents.

Net loans receivable, including loans held for sale, increased by $8.0 million, or 1.7%, to $484.5 million at September 30, 2018, from $476.5 million at June 30, 2018. The increase in net loans receivable during this period was due primarily to a $10.0 million, or 14.6%, increase in commercial business loans, a $3.5 million, or 2.5%, increase in commercial real estate loans, a $189,000, or 0.2% increase in multi-family loans, and a $166,000, or 2.3%, increase in consumer loans, partially offset by a $4.5 million, or 3.3%, decrease in one- to four-family residential mortgage loans, a $1.2 million, or 8.6%, decrease in construction loans, and a $25,000, or 0.3%, decrease in home equity lines of credit.

Investment securities, consisting entirely of available-for-sale securities, increased $245,000, or 0.2%, to $126.2 million at September 30, 2018, from $126.0 million at June 30, 2018. We had no securities held-to-maturity at September 30, 2018 or June 30, 2018.

As of September 30, 2018, premises and equipment increased $323,000 to $10.5 million, Federal Home Loan Bank stock increased $304,000 to $3.6 million, foreclosed assets held for sale increased $4.8 million to $5.0 million, interest receivable increased $474,000 to $2.3 million, deferred income taxes increased $103,000 to $4.1 million, and mortgage servicing rights increased $28,000 to $894,000. The increase in premises and equipment was primarily due to the purchase of furniture and equipment for our branch in Champaign, Illinois, that opened in August, 2018. The increase in Federal Home Loan Bank stock was due to stock purchases to support loan growth and the increase in Federal Home Loan Bank advances. The increase in foreclosed assets held for sale was due to the large credit discussed in “Overview”

above that resulted in 45 one- to four-family properties with an aggregate value of $6.3 million being transferred to foreclosed assets held for sale. As of September 30, 2018, 15 of these properties were sold. The increase in interest receivable was mostly due to an increase in the average balance of loans, the slight increase in deferred income taxes was due to an increase in our deferred tax assets, and the increase in mortgage servicing rights was the result of both an increase in the balance of FHLB Mortgage Partnership Finance loans serviced and the market value of the servicing.

At September 30, 2018, our investment in bank-owned life insurance was $8.9 million, an increase of $67,000 from $8.8 million at June 30, 2018. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $20.1 million at September 30, 2018.

Deposits increased $10.4 million, or 2.2%, to $490.8 million at September 30, 2018 from $480.4 million at June 30, 2018. Certificates of deposit, excluding brokered certificates of deposit, increased $9.8 million, or 4.3%, to $239.0 million, brokered certificates of deposit increased $7.0 million, or 20.2%, to $41.3 million, savings, NOW, and money market accounts decreased $7.2 million, or 3.7%, to $188.2 million, and noninterest bearing demand accounts increased $876,000, or 4.1%, to $22.2 million. Repurchase agreements decreased $147,000, or 6.4%, to $2.1 million at September 30, 2018 from $2.3 million at June 30, 2018. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $7.3 million, or 10.7%, to $74.8 million at September 30, 2018 from $67.5 million at June 30, 2018.

Advances from borrowers for taxes and insurance increased $348,000, or 112.6%, to $657,000 at September 30, 2018 from $309,000 at June 30, 2018, while accrued interest payable increased $205,000, or 109.1%, to $393,000 at September 30, 2018 from $188,000 at June 30, 2018. Other liabilities decreased $921,000, or 24.4%, to $2.9 million at September 30, 2018 from $3.8 million on June 30, 2018. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in accrued interest payable was due to an increase in average balances and rates on deposits and advances. The decrease in other liabilities was the result of a large payable at June 30, 2018 related to the credit discussed in the “Overview” above, that was cleared when the 45 properties moved to foreclosed assets held for sale in July, 2018.

Total equity decreased $594,000, or 0.7%, to $81.1 million at September 30, 2018 from $81.7 million at June 30, 2018. Equity decreased due to a decrease of $1.2 million in accumulated other comprehensive income, net of tax, and by dividends payable of $484,000, partially offset by net income of $934,000. The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 207,703 shares of its common stock, or approximately 5% of the then current outstanding shares. There were no shares of the Company’s common stock repurchased by the Company during the three months ended September 30, 2018, and there were 58,050 shares yet to be repurchased under the plan as of September 30, 2018.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. Net income decreased $41,000 to $934,000 for the three months ended September 30, 2018 from $975,000 net income for the three months ended September 30, 2017. The decrease was primarily due to an increase in noninterest expense, partially offset by an increase in net interest income, an increase in noninterest income, and a decrease in the provision for loan losses.

Net Interest Income. Net interest income increased by $51,000, or 1.2%, to $4.5 million for the three months ended September 30, 2018 from $4.4 million for the three months ended September 30, 2017. The increase was due to an increase of $951,000 in interest income, mostly offset by an increase of $900,000 in interest expense. A $43.1 million, or 7.4%, increase in the average balance of interest earning assets was offset by a $49.2 million, or 10.0%, increase in the average balance of interest bearing liabilities. Our net interest margin decreased by 17 basis points to 2.85% for the three months ended September 30, 2018 compared to 3.02% for the three months ended September 30, 2017, while our interest rate spread decreased by 23 basis points to 2.66% for the three months ended September 30, 2018 compared to 2.89% for the three months ended September 30, 2017.

Interest Income. Interest income increased $951,000 or 17.4%, to $6.4 million for the three months ended September 30, 2018 from $5.5 million for the three months ended September 30, 2017. The increase in interest income was primarily due to a $765,000 increase in interest income on loans, a $179,000 increase in interest income on securities, and a $7,000 increase in other interest income. The increase in interest income on loans resulted from a $24.2 million, or 5.2%, increase in the average balance of loans to $487.7 million for the three months ended September 30, 2018, from $463.4 million for the three months ended September 30, 2017, and a 43 basis point, or 10.5%, increase in the average yield on loans to 4.52% for the three months ended September 30, 2018, from 4.09% for the three months ended September 30, 2017. Interest on securities increased $179,000, or 26.3%, as a result of a 19 basis point, or 7.8%, increase in the average yield on securities to 2.63% for the three months ended September 30, 2018 from 2.44% for the three months ended September 30, 2017, and also due to a $19.4 million, or 17.4%, increase in the average balance of securities to $130.9 million for the three months ended September 30, 2018, from $111.5 million for the three months ended September 30, 2017.

Interest Expense. Interest expense increased $900,000, or 85.1%, to $2.0 million for the three months ended September 30, 2018, from $1.1 million for the three months ended September 30, 2017. The increase was due to increases in the average balance and average cost of both deposits and borrowings.

Interest expense on interest-bearing deposits increased by $654,000, or 73.9%, to $1.5 million for the three months ended September 30, 2018 from $885,000 for the three months ended September 30, 2017. This increase was due to a $37.6 million, or 8.8% increase in the average balance of interest bearing deposits to $464.9 million and a 49 basis point increase in the average cost of interest bearing deposits to 1.32% for the three months ended September 2018, from 0.83% for the three months ended September 30, 2017.

Interest expense on borrowings, including FHLB advances and repurchase agreements, increased $246,000, or 143.0%, to $418,000 for the three months ended September 30, 2018 from $172,000 for the three months ended September 30, 2017. This increase was due to an increase in the average balance of borrowings to $77.7 million for the three months ended September 30, 2018 from $66.1 million for the three months ended September 30, 2017, and also due to a 111 basis point increase in the average cost of such borrowings to 2.15% for the three months ended September 30, 2018 from 1.04% for the three months ended September 30, 2017.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $237,000 for the three months ended September 30, 2018, compared to a provision for loan losses of $408,000 for the three months ended September 30, 2017. The allowance for loan losses was $6.2 million, or 1.26% of total loans, at September 30, 2018, compared to $7.2 million, or 1.53% of total loans, at September 30, 2017 and $5.9 million, or 1.23% of total loans, at June 30, 2018. Non-performing loans decreased by $6.4 million during the three month period ended September 30, 2018, mostly due to the credit discussed in “Overview” above which resulted in moving 45 properties with an aggregate value of $6.3 million to foreclosed assets held for sale during the period. During the three months ended September 30, 2018, a net charge-off of $1,000 was recorded, while during the three months ended September 30, 2017, a net charge-off of $1.7 million was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2018	Year Ended June 30, 2018
Allowance to non-performing loans	1,461.23%	87.06%
Allowance to total loans outstanding at the end of the period	1.26%	1.23%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.00%	0.35%
Total non-performing loans to total loans	0.09%	1.42%
Total non-performing assets to total assets	0.83%	1.10%

Noninterest Income. Noninterest income increased $110,000, or 9.4%, to $1.3 million for the three months ended September 30, 2018 from $1.2 million for the three months ended September 30, 2017. The increase was primarily due to an increase in gain on foreclosed assets, an increase in brokerage commissions, and an increase in mortgage banking income, net, partially offset by a decrease in bank-owned life insurance, net, a decrease in customer service fees, and a decrease in other service charges and fees. For the three months ended September 30, 2018, gain on foreclosed assets increased $120,000 to $120,000, brokerage commissions increased $99,000 to $276,000, and mortgage banking income, net increased $16,000 to 86,000, while bank-owned life insurance, net decreased $110,000 to $67,000, customer service fees decreased $18,000 to $103,000, and other service charges and fees decreased $18,000 to $88,000, from the three months ended September 30, 2017. The increase in the gain on foreclosed assets in the three months ended September 30, 2018 was mostly due to the sale of 15 of the 45 properties transferred to foreclosed assets held for sale and discussed in “Overview” above. The increase in brokerage commissions reflects increased activity and a restructuring of fees in the three months ended September 30, 2018, and the increase in mortgage banking income, net, was a result of a higher valuation of mortgage servicing rights and higher balance of loans serviced in the three months ended September 2018 than in the three months ended September 30, 2017. The decrease in bank-owned life insurance, net, was the due to a benefit claim in the three months ended September 30, 2017, the decrease in both customer service fees and other service charges and fees were due to a decrease in the number of fees charged.

Noninterest Expense. Noninterest expense increased $566,000, or 15.5%, to $4.2 million for the three months ended September 30, 2018, from $3.7 million for the three months ended September 30, 2017. The largest components of this increase were compensation and benefits, which increased $164,000, or 7.0%, office occupancy, which increased $42,000, or 24.9%, equipment expense, which increased $21,000, or 6.8%, advertising, which increased $58,000, or 69.0%, professional services, which increased $41,000, or 51.9%, and other expense, which increased $255,000 to $626,000. Compensation and benefits increased due to staffing changes including additional staff for the Champaign office that opened in August 2018, normal salary increases and increased medical costs. Office occupancy, equipment expense, and advertising, all increased as a result of the addition of the new Champaign office. The increase in professional services was due to additional services received in the three months ended September 30, 2018, than in the three months ended September 30, 2017, and other expenses increased due to expenses related to the increase in foreclosed assets held for sale.

Income Tax Expense. We recorded a provision for income tax of $345,000 for the three months ended September 30, 2018, compared to a provision for income tax of $538,000 for the three months ended September 30, 2017, reflecting effective tax rates of 27.0% and 35.6%, respectively.

Asset Quality

At September 30, 2018, our non-accrual loans totaled $152,000, including $95,000 in one- to four-family loans, $48,000 in commercial real estate loans, and $9,000 in commercial business loans.

At September 30, 2018, we had three one- to four-family residential mortgage loans totaling $271,000 that were delinquent 90 days or greater and still accruing interest.

At September 30, 2018, loans classified as substandard equaled $2.2 million. Loans classified as substandard consisted of $1.2 million in one- to four-family loans, $48,000 in commercial real estate loans, $21,000 in home equity lines of credit, $882,000 in commercial business loans and $3,000 in consumer loans. No loans were classified as doubtful or loss at September 30, 2018.

At September 30, 2018, watch assets consisted of $1.1 million in commercial real estate loans, and $1.0 million in commercial business loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2018 and June 30, 2018, we had $2.7 million and $2.9 million, respectively, of troubled debt restructurings. At September 30, 2018 our troubled debt restructurings consisted of $1.5 million in one- to four-family residential mortgage loans, $1.2 million in multi-family loans, $14,000 in commercial real estate loans, $24,000 in home equity lines of credit, and $3,000 in consumer loans.

At September 30 2018, we had $5.0 million in foreclosed assets compared to $219,000 as of June 30, 2018. Foreclosed assets at September 30, 2018 consisted of $4.8 million in residential real estate properties, $219,000 in commercial non-occupied property, and $27,000 in business assets, while foreclosed assets at June 30, 2018, consisted of $219,000 in commercial non-occupied property.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018	2017
Balance, beginning of period	$5,945	$6,835
Loans charged off: Real estate loans: One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	(2)	(4)

Gross charged off loans	(2)	(4)

Recoveries of loans previously charged off: Real estate loans: One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	1	1

Gross recoveries of charged off loans	1	1

Net charge-offs	(1)	(3)

Provision charged to expense	237	408

Balance, end of period	$6,181	$7,240

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $236,000 to $6.2 million at September 30, 2018, from $5.9 million at June 30, 2018. The increase was primarily the result of an increase in outstanding loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at September 30, 2018.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company has seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of September 30 and June 30, 2018:

Portfolio segment	September 30, 2018 Net charge-offs – 12 quarter weighted historical	June 30, 2018 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.65%	0.65%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.23%	0.23%
Construction	0.00%	0.00%
Commercial business	0.02%	0.02%
Consumer	0.04%	0.04%
Entire portfolio total	0.20%	0.20%

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

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at September 30, 2018	Qualitative factor applied at June 30, 2018
Real Estate:
One- to four-family	0.13%	0.13%
Multi-family	1.56%	1.56%
Commercial	1.19%	1.21%
HELOC	0.77%	0.77%
Construction	1.35%	1.22%
Commercial business	1.93%	1.98%
Consumer	0.74%	0.74%
Entire portfolio total	1.06%	1.05%

At September 30, 2018, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.2 million, as compared to $5.1 million at June 30, 2018. The general increase in qualitative factors was attributable primarily to a change in the loan portfolio mix which resulted in higher balances in loans with slightly higher qualitative factors at September 30, 2018.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2018 and the year ended June 30, 2018, our liquidity ratio averaged 20.3% and 19.8% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2018.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $7.1 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $1.8 million at September 30, 2018.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities was $6,000 and $270,000 for the three months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities consisted primarily of proceeds from the sales, maturities, pay downs of available-for-sale securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash used in investing activities was $(15.5) million and $(28.2) million for the three months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities consisted primarily of the activity in deposit accounts and FHLB advances. The net cash provided by financing activities was $17.8 million and $25.6 million for the three months ended September 30, 2018 and 2017, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2018 and June 30, 2018.

	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Commitments to fund loans	$14,253	$9,246
Lines of credit	49,590	53,542

At September 30, 2018, certificates of deposit due within one year of September 30, 2018 totaled $170.3 million, or 34.7% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2019. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $74.8 million at September 30, 2018. At September 30, 2018, we had the ability to borrow up to an additional $144.3 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $18.8 million from the Federal Reserve based on current collateral pledged.

During the three months ended September 30, 2018, no shares were repurchased as part of the stock repurchase program that was announced by the Company on February 5, 2016, which allowed the Company to repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September 30, 2018, the Company had repurchased 142,653 shares and the maximum number of shares that may yet be purchased under the plan was 58,050.

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

	September 30, 2018	June 30, 2018	Minimum to Be Well
	Actual	Actual	Capitalized
Tier 1 capital to total assets
Association	11.3%	11.5%	5.0%
Company	13.0%	13.4%	N/A
Common equity tier 1 to risk-weighted assets
Association	14.6%	14.9%	6.5%
Company	16.9%	17.3%	N/A
Tier 1 capital to risk-weighted assets
Association	14.6%	14.9%	8.0%
Company	16.9%	17.3%	N/A
Total capital to risk-weighted assets
Association	15.9%	16.1%	10.0%
Company	18.1%	18.5%	N/A

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

	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Assets
Loans	$487,650	5,505	4.52%	$463,428	4,740	4.09%
Securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	28,696	176	2.45%	24,282	147	2.42%
Mortgage-backed: GSE residential	99,231	668	2.69%	83,933	516	2.46%
State and political subdivisions	2,980	16	2.15%	3,274	18	2.20%

Total securities	130,907	860	2.63%	111,489	681	2.44%
Other	7,958	54	2.71%	8,495	47	2.21%

Total interest-earning assets	626,515	6,419	4.10%	583,412	5,468	3.75%

	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Non-interest earning assets	23,186			18,861

Total assets	$649,701			$602,273

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$47,459	31	0.26%	$44,998	10	0.09%
Savings accounts	41,997	44	0.42%	41,190	13	0.13%
Money market accounts	100,778	315	1.25%	91,497	123	0.54%
Certificates of deposit	274,652	1,149	1.67%	249,604	739	1.18%

Total interest-bearing deposits	464,886	1,539	1.32%	427,289	885	0.83%
Federal Home Loan Bank Advances and repurchase agreements	77,735	418	2.15%	66,116	172	1.04%

Total interest-bearing liabilities	542,621	1,957	1.44%	493,405	1,057	0.86%
Noninterest-bearing liabilities	25,260			24,178

Total liabilities	567,881			517,583
Stockholders’ equity	81,820			84,690

Total liabilities and stockholders’ equity	$649,701			$602,273

Net interest income		$4,462			$4,411

Interest rate spread (1)			2.66%			2.89%
Net interest margin (2)			2.85%			3.02%
Net interest-earning assets (3)	$83,894			$90,007

Average interest-earning assets to interest-bearing liabilities	115%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended September 30, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$254	$511	$765
Securities	124	55	179
Other	(17)	24	7

Total interest-earning assets	$361	$590	$951

Interest-bearing liabilities:
Interest-bearing checking or NOW	$1	$20	$21
Savings accounts	—	31	31
Certificates of deposit	80	330	410
Money market accounts	14	178	192

Total interest-bearing deposits	95	559	654
Federal Home Loan Bank advances	35	211	246

Total interest-bearing liabilities	$130	$770	$900

Change in net interest income	$231	$(180)	$51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of September 30, 2018, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2018.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/18 – 7/31/18	—	$—	—	58,050
8/1/18 – 8/31/18	—	—	—	58,050
9/1/18 – 9/30/18	—	—	—	58,050

Total	—	$—	—

(1)

The Company announced a stock repurchase plan on February 5, 2016, whereby the Company could repurchase up to 200,703 shares of its common stock, or approximately 5% of the then current outstanding shares. There were no shares of the Company’s common stock repurchased by the Company during the three months ended September 30, 2018, and there were 58,050 shares yet to be repurchased under the plan as of September 30, 2018.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2018, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 9, 2018	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: November 9, 2018	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)