Form 10-Q
period 2018-12-31
IF Bancorp, Inc.
filed 2019-02-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The Registrant had 3,604,908 shares of common stock, par value $0.01 per share, issued and outstanding as of February 4, 2019.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	December 31,	June 30,
	2018	2018
	(Unaudited)
Assets
Cash and due from banks	$6,261	$4,240
Interest-bearing demand deposits	757	514

Cash and cash equivalents	7,018	4,754

Interest-bearing time deposits in banks	2,500	1,750
Available-for-sale securities	127,648	125,996
Loans, net of allowance for loan losses of $6,319 and $5,945 at December 31, 2018 and June 30, 2018, respectively	494,240	476,480
Premises and equipment, net of accumulated depreciation of $7,043 and $6,717 at December 31, 2018 and June 30, 2018, respectively	10,824	10,226
Federal Home Loan Bank stock, at cost	3,668	3,285
Foreclosed assets held for sale	2,909	219
Accrued interest receivable	1,962	1,821
Bank-owned life insurance	8,938	8,803
Mortgage servicing rights	896	866
Deferred income taxes	3,334	4,003
Other	337	720

Total assets	$664,274	$638,923

Liabilities and Equity
Liabilities
Deposits
Demand	$22,950	$21,350
Savings, NOW and money market	181,243	195,491
Certificates of deposit	247,991	229,236
Brokered certificates of deposit	41,535	34,344

Total deposits	493,719	480,421

Repurchase agreements	2,840	2,281
Federal Home Loan Bank advances	81,500	67,500
Advances from borrowers for taxes and insurance	1,140	309
Accrued post-retirement benefit obligation	2,787	2,770
Accrued interest payable	467	188
Other	3,300	3,779

Total liabilities	585,753	557,248

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,616,408 and 3,871,408 shares issued and outstanding at both December 31, 2018 and June 30, 2018, respectively	36	39
Additional paid-in capital	48,600	48,361
Unearned ESOP shares, at cost, 240,563 and 250,185 shares at December 31, 2018 and June 30, 2018, respectively	(2,406)	(2,502)
Retained earnings	34,726	38,885
Accumulated other comprehensive loss, net of tax	(2,435)	(3,108)

Total stockholders’ equity	78,521	81,675

Total liabilities and stockholders’ equity	$664,274	$638,923

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Interest and Dividend Income
Interest and fees on loans	$5,721	$4,923	$11,226	$9,663
Securities:
Taxable	826	650	1,653	1,296
Tax-exempt	30	35	63	70
Federal Home Loan Bank dividends	40	23	69	45
Deposits with other financial institutions	41	39	66	64

Total interest and dividend income	6,658	5,670	13,077	11,138

Interest Expense
Deposits	1,738	1,027	3,277	1,912
Federal Home Loan Bank advances and repurchase agreements	429	196	847	368

Total interest expense	2,167	1,223	4,124	2,280

Net Interest Income	4,491	4,447	8,953	8,858
Provision (Credit) for Loan Losses	138	(50)	375	358

Net Interest Income After Provision for Loan Losses	4,353	4,497	8,578	8,500

Noninterest Income
Customer service fees	103	100	206	221
Other service charges and fees	67	94	155	200
Insurance commissions	154	170	337	343
Brokerage commissions	247	228	523	405
Net realized gains on sales of available-for-sale securities	—	—	—	13
Mortgage banking income, net	66	65	152	135
Gain on sale of loans	86	50	179	150
Gain (loss) on foreclosed assets, net	(22)	—	98	—
Bank-owned life insurance income, net	68	69	135	246
Other	274	201	536	432

Total noninterest income	1,043	977	2,321	2,145

Noninterest Expense
Compensation and benefits	2,711	2,556	5,214	4,895
Office occupancy	229	194	440	363
Equipment	340	348	671	658
Federal deposit insurance	43	42	86	85
Stationary, printing and office	27	26	63	66
Advertising	113	130	255	214
Professional services	94	188	214	267
Supervisory examinations	44	40	88	80
Audit and accounting services	45	24	85	88
Organizational dues and subscriptions	15	29	34	46
Insurance bond premiums	36	37	78	72
Telephone and postage	66	72	133	139
Other	567	837	1,193	1,208

Total noninterest expense	4,330	4,523	8,554	8,181

Income Before Income Tax	1,066	951	2,345	2,464
Provision for Income Tax	279	1,679	624	2,217

Net Income (Loss)	$787	$(728)	$1,721	$247

Earnings (Loss) Per Share:
Basic	$0.22	$(0.20)	$0.48	$0.07
Diluted	$0.22	$(0.20)	$0.47	$0.07
Dividends declared per common share	$—	$—	$0.125	$0.10

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2018	2017
Net Income (Loss)	$787	$(728)
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $752 and $(278), for 2018 and 2017, respectively	1,889	(924)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $2 and $1 for 2018 and 2017, respectively	2	2

Other comprehensive income (loss), net of tax	1,891	(922)

Comprehensive Income (Loss)	$2,678	$(1,650)

	Six Months Ended December 31,
	2018	2017
Net Income	$1,721	$247
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $632 and $(255), for 2018 and 2017, respectively	698	(869)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $4, for 2018 and 2017, respectively	—	9

	698	(878)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $33 and $(2) for 2018 and 2017, respectively	(25)	(4)

Other comprehensive income (loss), net of tax	673	(882)

Comprehensive Income (Loss)	$2,394	$(635)

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the six months ended December 31, 2018
Balance, July 1, 2018	$39	$48,361	$(2,502)	$38,885	$(3,108)	$81,675
Net income	—	—	—	1,721	—	1,721
Other comprehensive loss	—	—	—	—	673	673
Dividends on common stock, $0.125 per share	—	—	—	(453)	—	(453)
Stock equity plan	—	113	—	—	—	113
Stock repurchase, 255,000 shares, average price $21.30 each	(3)	—	—	(5,427)	—	(5,430)
ESOP shares earned, 9,622 shares	—	126	96	—	—	222

Balance, December 31, 2018	$36	$48,600	$(2,406)	$34,726	$(2,435)	$78,521

For the six months ended December 31, 2017
Balance, July 1, 2017	$39	$47,940	$(2,694)	$39,051	$(367)	$83,969
Net income	—	—	—	247	—	247
Other comprehensive loss	—	—	—	206	(882)	(676)
Dividends on common stock, $0.10 per share	—	—	—	(366)	—	(366)
Stock equity plan	—	112	—	—	—	112
ESOP shares earned, 9,622 shares	—	94	96	—	—	190

Balance, December 31, 2017	$39	$48,146	$(2,598)	$39,138	$(1,249)	$83,476

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2018	2017
Operating Activities
Net income	$1,721	$247
Items not requiring (providing) cash
Depreciation	326	244
Provision for loan losses	375	358
Amortization of premiums and discounts on securities	29	92
Deferred income taxes	4	944
Net realized gains on loan sales	(179)	(150)
Net realized gains on sales of available-for-sale securities	—	(13)
Gain on foreclosed assets held for sale	(98)	—
Bank-owned life insurance income, net	(135)	(246)
Originations of loans held for sale	(9,192)	(10,155)
Proceeds from sales of loans held for sale	9,469	10,471
ESOP compensation expense	222	190
Stock equity plan expense	113	112
Changes in
Accrued interest receivable	(141)	(213)
Other assets	383	(132)
Accrued interest payable	279	61
Post-retirement benefit obligation	25	6
Other liabilities	(479)	(531)

Net cash provided by operating activities	2,722	1,285

Investing Activities
Net change in interest bearing time deposits	(750)	—
Purchases of available-for-sale securities	(7,970)	(23,607)
Proceeds from the sales of available-for-sale securities	—	5,966
Proceeds from maturities and pay-downs of available-for-sale securities	7,619	11,061
Net change in loans	(24,595)	(18,723)
Purchase of premises and equipment	(924)	(3,817)
Proceeds from sale of foreclosed assets	3,740	9
Redemption of Federal Home Loan Bank stock owned	1,057	788
Purchase of Federal Home Loan Bank stock	(1,440)	(1,035)
Proceeds from settlement of bank-owned life insurance policies	—	397

Net cash used in investing activities	(23,263)	(28,961)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(12,648)	14,518
Net increase in certificates of deposit, including brokered certificates	25,946	7,911
Net increase in advances from borrowers for taxes and insurance	831	260
Proceeds from Federal Home Loan Bank advances	111,500	66,500
Repayments of Federal Home Loan Bank advances	(97,500)	(63,000)
Net increase in repurchase agreements	559	781
Dividends paid	(453)	(366)
Stock purchase per stock repurchase plan	(5,430)	—

Net cash provided by financing activities	22,805	26,604

Net Increase (Decrease) in Cash and Cash Equivalents	2,264	(1,072)
Cash and Cash Equivalents, Beginning of Period	4,754	7,766

Cash and Cash Equivalents, End of Period	$7,018	$6,694

Supplemental Cash Flows Information
Interest paid	$3,845	$2,219
Income taxes paid	$30	$1,849
Foreclosed assets acquired in settlement of loans	$6,332	$71

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Form 10-Q (Unaudited)

(Table dollar amounts in thousands)

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Financial Statement Presentation

IF Bancorp, Inc., a Maryland corporation (the “Company”), became the holding company for Iroquois Federal Savings and Loan Association (the “Association”) upon completion of the Association’s conversion on July 7, 2011. In connection with the conversion, the Company completed its initial public offering of common stock, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. The Company also established a charitable foundation, Iroquois Federal Foundation, to which the Company donated 314,755 shares of Company stock and $450,000 cash. IF Bancorp, Inc.’s common stock trades on the NASDAQ Capital Market under the symbol “IROQ”.

The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2018 and June 30, 2018, and the results of its operations for the three month and six month periods ended December 31, 2018 and 2017. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. The results of operations for the three month and six month periods ended December 31, 2018 are not necessarily indicative of the results that may be expected for the entire year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. As we prepare for the adoption of ASU 2016-13, we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU 2016-13 becomes effective. This team has determined that our best option for compliance with ASU 2016-13 is an outsourced model. Therefore, we have entered an agreement with a firm specializing in ALLL modeling to begin transition modeling so we will be ready for the required adoption. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

A summary of ESOP shares at December 31, 2018 and June 30, 2018 are as follows (dollars in thousands):

	December 31, 2018	June 30, 2018
Allocated shares	109,018	96,133
Shares committed for release	9,622	19,245
Unearned shares	240,563	250,185

Total ESOP shares	359,203	365,563

Fair value of unearned ESOP shares (1)	$4,840	$5,979

(1)	Based on closing price of $20.12 and $23.90 per share on December 31, 2018, and June 30, 2018, respectively.

During the six months ended December 31, 2018, 6,360 ESOP shares were paid to ESOP participants due to separation from service. During the six months ended December 31, 2017, 6,116 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vest in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of December 31, 2018, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the six months ended December 31, 2018 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2018	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, December 31, 2018	153,143	$16.63	4.9	$534	(1)

Exercisable, December 31, 2018	108,571	$16.63	4.9	$379	(1)

(1)	Based on closing price of $20.12 per share on December 31, 2018.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the six months ended December 31, 2018.

There were 22,286 stock options that vested during the six months ended December 31, 2018 and 22,285 stock options that vested during the six months ended December 31, 2017. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the six months ended December 31, 2018 and 2017. Total unrecognized compensation cost related to non-vested stock options was $108,000 at December 31, 2018 and is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2018:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2018	60,375	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,062	16.79

Balance, December 31, 2018	50,313	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest expense, was $85,000 and $24,000, respectively, for both the six months ended December 31, 2018 and the six months ended December 31, 2017. Unrecognized compensation expense for non-vested restricted stock awards was $841,000 at December 31, 2018, and is expected to be recognized over 4.9 years with a corresponding credit to paid-in capital.

Note 4: Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2018 and 2017. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net income (loss)	$787	$(728)	$1,721	$247

Basic weighted average shares outstanding	3,813,636	3,940,408	3,842,522	3,940,408
Less: Average unallocated ESOP shares	(242,968)	(262,213)	(245,374)	(264,619)

Basic average shares outstanding	3,570,668	3,678,195	3,597,148	3,675,789

Diluted effect of restricted stock awards and stock options	53,475	34,058	62,683	34,612

Diluted average shares outstanding	3,624,143	3,712,253	3,659,831	3,710,401

Basic earnings (loss) per common share	$0.22	$(0.20)	$0.48	$0.07

Diluted earnings (loss) per common share	$0.22	$(0.20)	$0.47	$0.07

The Company announced a stock repurchase plan on December 5, 2018, which allowed the Company to repurchase up to 290,356 shares of its common stock, or approximately 7.5% of its then current outstanding shares. As of December 31, 2018, 255,000 shares were repurchased under this plan at an average price of $21.30.

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

Note 5: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$24,781	$4	$(389)	$24,396
Mortgage-backed:
GSE residential	97,711	36	(2,604)	95,143
Small Business Administration	5,340	—	(65)	5,275
State and political subdivisions	2,726	108	—	2,834

	$130,558	$148	$(3,058)	$127,648

June 30, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$24,757	$—	$(835)	$23,922
Mortgage-backed:
GSE residential	100,534	24	(3,499)	97,059
Small Business Administration	1,965	—	(74)	1,891
State and political subdivisions	2,980	144	—	3,124

	$130,236	$168	$(4,408)	$125,996

With the exception of U.S. Government, federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $24,781,000 and $97,711,000, respectively, and a market value of approximately $24,396,000 and $95,143,000, respectively, at December 31, 2018, the Company held no securities at December 31, 2018 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at December 31, 2018 and June 30, 2018 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$1,150	$1,193
One to five years	10,058	9,815
Five to ten years	18,232	18,106
After ten years	3,407	3,391

	32,847	32,505
Mortgage-backed securities	97,711	95,143

Totals	$130,558	$127,648

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $70,314,000 and $64,625,000 as of December 31, 2018 and June 30, 2018, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $2,840,000 at December 31, 2018 and $2,281,000 at June 30, 2018. At December 31, 2018, approximately $905,000 of our repurchase agreements had an overnight maturity, while the remaining $1.9 million in repurchase agreements had a term of 30 to 90 days. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

There were no sales of available-for-sale securities for the six months ended December 31, 2018. Gross gains of $20,000, and gross losses of $7,000, resulting from sales of available-for-sale securities were realized for the six month period ended December 31, 2017. The tax provision applicable to these net realized gains amounted to approximately $4,000. No gross gains or gross losses resulting from sales of available-for-sale securities were realized for the three month periods ended December 31, 2018 and 2017.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2018 and June 30, 2018, was $114,792,000 and $119,180,000, respectively, which is approximately 90% and 95% of the Company’s available-for-sale investment portfolio. These declines in fair value at December 31, 2018 and June 30, 2018, resulted from increases in market interest rates and are considered temporary.

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and June 30, 2018:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$8,218	$(49)	$14,844	$(340)	$23,062	$(389)
Mortgage-backed:
GSE residential	13,341	(116)	73,113	(2,488)	86,454	(2,604)
Small Business Administration	3,391	(16)	1,885	(49)	5,276	(65)

Total temporarily impaired securities	$24,950	$(181)	$89,842	$(2,877)	$114,792	$(3,058)

June 30, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$15,541	$(439)	$8,381	$(396)	$23,922	$(835)
Mortgage-backed:
GSE residential	59,478	(1,836)	33,889	(1,663)	93,367	(3,499)
Small Business Administration	—	—	1,891	(74)	1,891	(74)

Total temporarily impaired securities	$75,019	$(2,275)	$44,161	$(2,133)	$119,180	$(4,408)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at December 31, 2018 and June 30, 2018, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018 and June 30, 2018.

Note 6: Loans and Allowance for Loan Losses

Classes of loans include:

	December 31, 2018	June 30, 2018
Real estate loans:
One- to four-family, including home equity loans	$130,800	$134,977
Multi-family	108,391	107,436
Commercial	158,226	140,944
Home equity lines of credit	8,913	9,058
Construction	12,447	13,763
Commercial	74,231	68,720
Consumer	7,293	7,366

Total loans	500,301	482,264
Less:
Unearned fees and discounts, net	—	(161)
Allowance for loan losses	6,319	5,945

Loans, net	$494,240	$476,480

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one- to four-family residential mortgage loans up to $375,000, other secured loans up to $375,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $2,000,000 in aggregate loans, and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman and at least four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.

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

The Company offers USDA Rural Development loans and sells the servicing. The Company also offers FHA and VA loans that are originated through a nationwide wholesale lender.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $277,225,000 and $260,671,000 as of December 31, 2018 and June 30, 2018, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $5,206,000 and $5,855,000 at December 31, 2018 and June 30, 2018, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, but still primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $31,348,000 and $32,874,000 at December 31, 2018 and June 30, 2018, respectively, of which $10,408,000 and $11,009,000, at December 31, 2018 and June 30, 2018 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and six month periods ended December 31, 2018 and 2017 and the year ended June 30, 2018:

	Three Months Ended December 31, 2018 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,012	$1,656	$1,644	$91
Provision charged to expense	11	12	160	12
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,023	$1,668	$1,804	$103

Ending balance: individually evaluated for impairment	$—	$—	$2	$15

Ending balance: collectively evaluated for impairment	$1,023	$1,668	$1,802	$88

Loans:
Ending balance	$130,800	$108,391	$158,226	$8,913

Ending balance: individually evaluated for impairment	$1,458	$1,200	$38	$38

Ending balance: collectively evaluated for impairment	$129,342	$107,191	$158,188	$8,875

	Three Months Ended December 31, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$169	$1,547	$62	$6,181
Provision charged to expense	1	(66)	8	138
Losses charged off	—	—	(3)	(3)
Recoveries	—	—	3	3

Balance, end of period	$170	$1,481	$70	$6,319

Ending balance: individually evaluated for impairment	$—	$6	$—	$23

Ending balance: collectively evaluated for impairment	$170	$1,475	$70	$6,296

Loans:
Ending balance	$12,447	$74,231	$7,293	$500,301

Ending balance: individually evaluated for impairment	$—	$6	$3	$2,743

Ending balance: collectively evaluated for impairment	$12,447	$74,225	$7,290	$497,558

	Six Months Ended December 31, 2018
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$997	$1,650	$1,604	$91
Provision charged to expense	25	18	200	12
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,023	$1,668	$1,804	$103

Ending balance: individually evaluated for impairment	$—	$—	$2	$15

Ending balance: collectively evaluated for impairment	$1,023	$1,668	$1,802	$88

Loans:
Ending balance	$130,800	$108,391	$158,226	$8,913

Ending balance: individually evaluated for impairment	$1,458	$1,200	$38	$38

Ending balance: collectively evaluated for impairment	$129,342	$107,191	$158,188	$8,875

	Six Months Ended December 31, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$168	$1,373	$62	$5,945
Provision charged to expense	2	108	10	375
Losses charged off	—	—	(5)	(5)
Recoveries	—	—	3	4

Balance, end of period	$170	$1,481	$70	$6,319

Ending balance: individually evaluated for impairment	$—	$6	$—	$23

Ending balance: collectively evaluated for impairment	$170	$1,475	$70	$6,296

Loans:
Ending balance	$12,447	$74,231	$7,293	$500,301

Ending balance: individually evaluated for impairment	$—	$6	$3	$2,743

Ending balance: collectively evaluated for impairment	$12,447	$74,225	$7,290	$497,558

	Year Ended June 30, 2018 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$2,519	$1,336	$1,520	$76
Provision charged to expense	85	314	84	39
Losses charged off	(1,608)	—	—	(24)
Recoveries	1	—	—	—

Balance, end of year	$997	$1,650	$1,604	$91

Ending balance: individually evaluated for impairment	$—	$—	$3	$—

Ending balance: collectively evaluated for impairment	$997	$1,650	$1,601	$91

Loans:
Ending balance	$134,977	$107,436	$140,944	$9,058

Ending balance: individually evaluated for impairment	$7,904	$1,329	$50	$26

Ending balance: collectively evaluated for impairment	$127,073	$106,107	$140,894	$9,032

	Year Ended June 30, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$75	$1,242	$67	$6,835
Provision charged to expense	93	161	1	777
Losses charged off	—	(30)	(14)	(1,676)
Recoveries	—	—	8	9

Balance, end of year	$168	$1,373	$62	$5,945

Ending balance: individually evaluated for impairment	$—	$—	$—	$3

Ending balance: collectively evaluated for impairment	$168	$1,373	$62	$5,942

Loans:
Ending balance	$13,763	$68,720	$7,366	$482,264

Ending balance: individually evaluated for impairment	$—	$30	$3	$9,342

Ending balance: collectively evaluated for impairment	$13,763	$68,690	$7,363	$472,922

	Three Months Ended December 31, 2017
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$2,534	$1,521	$1,573	$78
Provision charged to expense	28	(61)	(38)	24
Losses charged off	(45)	—	—	(24)
Recoveries	—	—	—	—

Balance, end of period	$2,517	$1,460	$1,535	$78

Ending balance: individually evaluated for impairment	$1,527	$—	$5	$—

Ending balance: collectively evaluated for impairment	$990	$1,460	$1,530	$78

Loans:
Ending balance	$140,950	$95,231	$135,645	$7,844

Ending balance: individually evaluated for impairment	$9,782	$1,360	$21	$31

Ending balance: collectively evaluated for impairment	$131,168	$93,871	$135,624	$7,813

	Three Months Ended December 31, 2017 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$94	$1,372	$68	$7,240
Provision charged to expense	30	(31)	(2)	(50)
Losses charged off	—	—	(4)	(73)
Recoveries	—	—	5	5

Balance, end of period	$124	$1,341	$67	$7,122

Ending balance: individually evaluated for impairment	$—	$—	$—	$1,532

Ending balance: collectively evaluated for impairment	$124	$1,341	$67	$5,590

Loans:
Ending balance	$11,446	$66,160	$8,102	$465,378

Ending balance: individually evaluated for impairment	$—	$61	$4	$11,259

Ending balance: collectively evaluated for impairment	$11,446	$66,099	$8,098	$454,119

	Six Months Ended December 31, 2017
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$2,519	$1,336	$1,520	$76
Provision charged to expense	43	124	15	26
Losses charged off	(45)	—	—	(24)
Recoveries	—	—	—	—

Balance, end of period	$2,517	$1,460	$1,535	$78

Ending balance: individually evaluated for impairment	$1,527	$—	$5	$—

Ending balance: collectively evaluated for impairment	$990	$1,460	$1,530	$78

Loans:
Ending balance	$140,950	$95,231	$135,645	$7,844

Ending balance: individually evaluated for impairment	$9,782	$1,360	$21	$31

Ending balance: collectively evaluated for impairment	$131,168	$93,871	$135,624	$7,813

	Six Months Ended December 31, 2017 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$75	$1,242	$67	$6,835
Provision charged to expense	49	99	2	358
Losses charged off	—	—	(8)	(77)
Recoveries	—	—	6	6

Balance, end of period	$124	$1,341	$67	$7,122

Ending balance: individually evaluated for impairment	$—	$—	$—	$1,532

Ending balance: collectively evaluated for impairment	$124	$1,341	$67	$5,590

Loans:
Ending balance	$11,446	$66,160	$8,102	$465,378

Ending balance: individually evaluated for impairment	$—	$61	$4	$11,259

Ending balance: collectively evaluated for impairment	$11,446	$66,099	$8,098	$454,119

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

The Company establishes a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Company’s historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. In certain instances, the historical loss experience could be adjusted if similar risks are not inherent in the remaining portfolio. The allowance is then adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include: (1) Management’s assumptions regarding the minimal level of risk for a given loan category, and includes amounts for anticipated losses which may not be reflected in our current loss history experience; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
December 31, 2018:
Pass	$129,532	$108,391	$157,124	$8,877	$12,447	$71,797	$7,290	$495,458
Watch	—	—	1,064	—	—	1,565	—	2,629
Substandard	1,268	—	38	36	—	869	3	2,214
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$130,800	$108,391	$158,226	$8,913	$12,447	$74,231	$7,293	$500,301

	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2018:
Pass	$127,410	$107,320	$139,805	$9,035	$13,763	$66,545	$7,362	$471,240
Watch	—	—	1,089	—	—	1,204	1	2,294
Substandard	1,265	116	50	23	—	941	3	2,398
Doubtful	6,302	—	—	—	—	30	—	6,332
Loss	—	—	—	—	—	—	—	—

Total	$134,977	$107,436	$140,944	$9,058	$13,763	$68,720	$7,366	$482,264

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
December 31, 2018:
Real estate loans:
One- to four-family	$2,101	$347	$336	$2,784	$128,016	$130,800	$303
Multi-family	1,185	611	—	1,796	106,595	108,391	—
Commercial	1,559	1,175	38	2,772	155,454	158,226	—
Home equity lines of credit	71	—	—	71	8,842	8,913	—
Construction	—	—	—	—	12,447	12,447	—
Commercial	25	247	—	272	73,959	74,231	—
Consumer	39	33	—	72	7,221	7,293	—

Total	$4,980	$2,413	$374	$7,767	$492,534	$500,301	$303

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2018:
Real estate loans:
One- to four-family	$1,426	$207	$6,633	$8,266	$126,711	$134,977	$293
Multi-family	—	—	2	2	107,434	107,436	—
Commercial	80	13	37	130	140,814	140,944	—
Home equity lines of credit	14	23	—	37	9,021	9,058	—
Construction	354	—	—	354	13,409	13,763	—
Commercial	76	—	30	106	68,614	68,720	—
Consumer	10	29	1	40	7,326	7,366	1

Total	$1,960	$272	$6,703	$8,935	$473,329	$482,264	$294

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

The following tables present impaired loans:

					Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2018:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$1,458	$1,458	$—	$1,467	$16	$16	$1,477	$32	$34
Multi-family	1,200	1,200	—	1,204	21	21	1,207	42	42
Commercial	36	36	—	40	—	—	41	—	—
Home equity line of credit	23	23	—	24	1	—	25	1	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	3	3	—	3	—	—	3	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to-four family	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	2	2	2	2	—	—	3	—	—
Home equity line of credit	15	15	15	15	—	—	15	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	6	6	6	8	—	—	8	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total:
Real estate loans:
One- to-four family	1,458	1,458	—	1,467	16	16	1,477	32	34
Multi-family	1,200	1,200	—	1,204	21	21	1,207	42	42
Commercial	38	38	2	42	—	—	44	—	—
Home equity line of credit	38	38	15	39	1	—	40	1	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	6	6	6	8	—	—	8	—	—
Consumer	3	3	—	3	—	—	3	—	—

	$2,743	$2,743	$23	$2,763	$38	$37	$2,779	$75	$77

				Year Ended June 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2018:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$7,904	$7,904	$—	$8,739	$50	$51
Multi-family	1,329	1,329	—	1,359	85	85
Commercial	47	47	—	86	4	5
Home equity line of credit	26	26	—	28	2	2
Construction	—	—	—	—	—	—
Commercial	30	30	—	57	—	—
Consumer	3	3	—	4	1	1
Loans with a specific allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	3	3	3	5	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	7,904	7,904	—	8,739	50	51
Multi-family	1,329	1,329	—	1,359	85	85
Commercial	50	50	3	91	4	5
Home equity line of credit	26	26	—	28	2	2
Construction	—	—	—	—	—	—
Commercial	30	30	—	57	—	—
Consumer	3	3	—	4	1	1

	$9,342	$9,342	$3	$10,278	$142	$144

					Three Months Ended December 31, 2017			Six Months Ended December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2017:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$1,968	$1,968	$—	$2,003	$12	$12	$1,992	$24	$25
Multi-family	1,360	1,360	—	1,382	22	21	1,375	43	43
Commercial	16	16	—	18	—	—	18	—	—
Home equity line of credit	31	31	—	32	1	1	32	1	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	61	61	—	81	—	—	72	—	—
Consumer	—	—	—	—	—	—	—	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to-four family	7,814	7,814	1,527	7,814	—	—	7,814	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	5	5	5	5	—	—	5	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	4	4	—	5	—	—	5	—	—
Total:
Real estate loans:
One- to-four family	9,782	9,782	1,527	9,817	12	12	9,806	24	25
Multi-family	1,360	1,360	—	1,382	22	21	1,375	43	43
Commercial	21	21	5	23	—	—	23	—	—
Home equity line of credit	31	31	—	32	1	1	32	1	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	61	61	—	81	—	—	72	—	—
Consumer	4	4	—	5	—	—	5	—	—

	$11,259	$11,259	$1,532	$11,340	$35	$34	$11,313	$68	$69

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
Mortgages on real estate:
One- to four-family	$33	$6,339
Multi-family	—	116
Commercial	38	50
Home equity lines of credit	15	—
Construction	—	—
Commercial	6	30
Consumer	—	—

Total	$92	$6,535

At December 31, 2018 and June 30, 2018, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, all of which were performing according to the terms of the restructuring as of December 31, 2018, except for four one- to four-family real estate loans for $158,000, and two commercial real estate loans for $12,000. As of December 31, 2018, all loans listed were on nonaccrual except for twelve one- to four-family residential loans totaling $1.4 million, one multi-family loan for $1.2 million, two home equity lines of credit totaling $23,000, and one consumer loan for $3,000. All loans listed as of June 30, 2018 were on nonaccrual except for thirteen one- to four-family residential loans totaling $1.6 million, one multi-family loan for $1.2 million, two home equity lines of credit for $26,000, and one consumer loan for $4,000.

	December 31, 2018	June 30, 2018
Real estate loans
One- to four-family	$1,442	$1,588
Multi-family	1,200	1,213
Commercial	12	17
Home equity lines of credit	23	26

Total real estate loans	2,677	2,844

Construction	—	—
Commercial	—	30
Consumer	3	3

Total	$2,680	$2,877

TDR Modifications

During the six month period ended December 31, 2018, no loans were modified.

During the year ended June 30, 2018, the Company modified two one- to four-family loans totaling $60,000 and one commercial real estate loan in the amount of $13,000.

During the six month period ended December 31, 2017, the Company modified a single one- to four-family loan for $61,000.

TDR’s with Defaults

The Company had six TDRs, comprised of four one- to four-family residential loans totaling $158,000 and two commercial real estate loans totaling $12,000, that were in default as of December 31, 2018, and were restructured in prior periods. No restructured loans were in foreclosure at December 31, 2018. The Company had six TDRs, four one- to four-family residential loans for $169,000, one commercial real estate loan for $3,000, and one commercial business loan for $30,000 that were in default as of June 30, 2018, and were restructured in prior years. No restructured loans were in foreclosure at June 30, 2018. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31, 2018, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $2,670,000. In addition, as of December 31, 2018, we had residential mortgage loans and home equity loans with a carrying value of $14,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $3,668,000 and $3,285,000 of Federal Home Loan Bank stock as of December 31, 2018 and June 30, 2018. The FHLB provides liquidity and funding through advances.

Note 8: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income, included in stockholders’ equity, were as follows at the dates specified:

	December 31, 2018	June 30, 2018
Net unrealized losses on securities available-for-sale	$(2,910)	$(4,240)
Net unrealized postretirement health benefit plan obligations	(496)	(504)

	(3,406)	(4,744)
Tax effect	971	1,636

Total	$(2,435)	$(3,108)

Note 9: Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six month periods ended December 31, 2018 and 2017, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$—	$—	$—	$13	Net realized gains on sale of available-for- sale securities
Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	4	12	7	23
Prior service costs	—	(9)	—	(17)

Total reclassified amount before tax	4	3	7	19
Tax expense	2	1	3	6	Provision for Income Tax

Total reclassification out of AOCI	$2	$2	$4	$13	Net Income

Note 10: Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Computed at the statutory rate (1)	$224	$323	$492	$838
Decrease resulting from
Tax exempt interest	(6)	(12)	(13)	(24)
Cash surrender value of life insurance	(14)	(23)	(28)	(84)
State income taxes	72	56	157	135
Adjustment of deferred tax asset for enacted changes in tax laws	—	1,318	—	1,318
Other	3	17	16	34

Actual expense	$279	$1,679	$624	$2,217

(1)	Statutory rate was 21% for the three and six months ended December 31, 2018 and 34% for the three and six months ended December 31, 2017.

Note 11: Regulatory Capital

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that if undertaken, could have a direct material effect on the Association’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

The Basel III regulatory capital framework (the “Basel III Capital Rules”) adopted by U.S. federal regulatory authorities, among other things, (i) establish the capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting stated requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) set forth the acceptable scope of deductions/adjustments to the specified capital measures. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.

Additionally, the Basel III Capital Rules require that we maintain a capital conservation buffer with respect to each of the CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. The capital conservation buffer was phased in and became fully phased in on January 1, 2019 at 2.5%. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2018, the Association meets all capital adequacy requirements to which it is subject.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. A financial institution can elect to be subject to this new definition.

As of December 31, 2018, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and June 30, 2018:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$24,396	$—	$24,396	$—
Mortgage-backed: GSE residential	95,143	—	95,143	—
Small Business Administration	5,275	—	5,275	—
State and political subdivisions	2,834	—	2,834	—
Mortgage servicing rights	896	—	—	896

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$23,922	$—	$23,922	$—
Mortgage-backed: GSE residential	97,059	—	97,059	—
Small Business Administration	1,891	—	1,891	—
State and political subdivisions	3,124	—	3,124	—
Mortgage servicing rights	866	—	—	866

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2018. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of December 31, 2018 or June 30, 2018. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of December 31, 2018 or June 30, 2018.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2018	$866
Total realized and unrealized gains and losses included in net income	(4)
Servicing rights that result from asset transfers	85
Payments received and loans refinanced	(51)

Balance, December 31, 2018	$896

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(4)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and June 30, 2018:

Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Impaired loans (collateral-dependent)	$—	$—	$—	$—
June 30, 2018:
Impaired loans (collateral-dependent)	$—	$—	$—	$—

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Impaired loans (collateral-dependent)	$(11)	$2	$(19)	$1

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2018 and June 30, 2018.

	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$896	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	6.3% - 10.7% (6.8%)
			Probability of default	0.00% - 0.17% (0.16%)

	Fair Value at June 30, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$866	Discounted cash flow	Discount rate	9.5% – 11.5% (9.5%)
			Constant prepayment rate	6.3% - 10.3% (6.6%)
			Probability of default	0.00% - 0.17% (0.16%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and June 30, 2018.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Financial assets
Cash and cash equivalents	$7,018	$7,018	$—	$—
Interest-bearing time deposits in banks	2,500	2,500	—	—
Loans, net of allowance for loan losses	494,240	—	—	483,291
Federal Home Loan Bank stock	3,668	—	3,668	—
Accrued interest receivable	1,962	—	1,962	—
Financial liabilities
Deposits	493,719	—	204,193	288,559
Repurchase agreements	2,840	—	2,840	—
Federal Home Loan Bank advances	81,500	—	81,546	—
Advances from borrowers for taxes and insurance	1,140	—	1,140	—
Accrued interest payable	467	—	467	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Financial assets
Cash and cash equivalents	$4,754	$4,754	$—	$—
Interest-bearing time deposits in banks	1,750	1,750	—	—
Loans, net of allowance for loan losses	476,480	—	—	468,932
Federal Home Loan Bank stock	3,285	—	3,285	—
Accrued interest receivable	1,821	—	1,821	—
Financial liabilities
Deposits	480,421	—	216,841	261,898
Repurchase agreements	2,281	—	2,281	—
Federal Home Loan Bank advances	67,500	—	67,355	—
Advances from borrowers for taxes and insurance	309	—	309	—
Accrued interest payable	188	—	188	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

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

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston, Savoy, Champaign, and Bourbonnais, Illinois, and Osage Beach, Missouri. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation, is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service fees, brokerage commission income, insurance commission income, net realized gains on loan sales, mortgage banking income, net gain on foreclosed assets and income on bank-owned life insurance. Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, data processing, professional fees, marketing, office supplies, and federal deposit insurance premiums. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.63% and 2.87% for the six months ended December 31, 2018 and 2017, respectively.    Net interest income increased to $9.0 million, or $17.9 million on an annualized basis, for the six months ended December 31, 2018 from $8.9 million, or $17.7 million on an annualized basis, for the six months ended December 31, 2017.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. However, in June 2017, one large credit in the amount of $7.8 million, secured by 45 one- to four-family properties, was moved to non-performing when the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. During the six months ended December 31, 2018, these 45 properties with an aggregate value of $6.3 million were moved to foreclosed assets for sale, and 29 of these properties were sold for an aggregate gain of $86,000. Our non-performing loans totaled $344,000, or 0.1% of total loans at December 31, 2018 and $6.8 million, or 1.4% of total loans at June 30, 2018. Our non-performing assets totaled $3.3 million or 0.5% of total assets at December 31, 2018, and $7.0 million, or 1.1% of total assets at June 30, 2018.

At December 31, 2018, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2018 was $1.7 million, compared to a net income of $247,000 for the six months ended December 31, 2017. The quarter ended December 31, 2017 included an additional $1.3 million income tax expense due to a downward adjustment to our net deferred tax asset (“DTA”) related to the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. The Tax Act provides for a reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018, which resulted in the downward adjustment to our DTA.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2018.

Comparison of Financial Condition at December 31, 2018 and June 30, 2018

Total assets increased $25.4 million, or 4.0%, to $664.3 million at December 31, 2018 from $638.9 million at June 30, 2018. The increase was primarily due to a $17.8 million increase in net loans receivable, a $1.7 million increase in investment securities, a $2.7 million increase in foreclosed assets held for sale, and a $2.3 million increase in cash and cash equivalents.

Net loans receivable, including loans held for sale, increased by $17.8 million, or 3.7%, to $494.2 million at December 31, 2018 from $476.5 million at June 30, 2018. The increase in net loans receivable during this period was due primarily to a $17.3 million, or 12.3%, increase in commercial real estate loans, a $5.5 million, or 8.0%, increase in commercial business loans, and a $955,000, or 0.9%, increase in multi-family loans, partially offset by a $4.2 million, or 3.1%, decrease in one- to four-family loans, a $1.3 million, or 9.6%, decrease in construction loans, a $145,000, or 1.6%, decrease in home equity lines of credit, and a $73,000, or 1.0% decrease in consumer loans.

Investment securities, consisting entirely of securities available for sale, increased $1.7 million, or 1.3%, to $127.6 million at December 31, 2018 from $126.0 million at June 30, 2018. We had no securities classified as held to maturity at December 31, 2018 or June 30, 2018.

Between June 30, 2018 and December 31, 2018, foreclosed assets held for sale increased $2.7 million to $2.9 million, premises and equipment increased $598,000 to $10.8 million, interest receivable increased $141,000 to $2.0 million, and Federal Home Loan Bank stock increased $383,000 to $3.7 million, while deferred income taxes decreased $669,000 to $3.3 million. The increase in foreclosed assets held for sale was due to the large credit discussed in “Overview” above that resulted in 45 one- to four-family properties with an aggregate value of $6.3 million being transferred to foreclosed assets for sale. The increase in premises and equipment was due to the opening of a new office building in Champaign, Illinois, the increase in interest receivable was due to an increase in the average balance of loans, and the increase in Federal Home Loan Bank stock was due to stock purchases to support loan growth and the increase in Federal Home Loan Bank advances. The decrease in deferred income taxes was mostly due to a decrease in unrealized losses on sale of available-for-sale securities.

At December 31, 2018, our investment in bank-owned life insurance was $8.9 million, an increase of $135,000 from $8.8 million at June 30, 2018. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which resulted in a limit of $20.4 million at December 31, 2018.

Deposits increased $13.3 million, or 2.8%, to $493.7 million at December 31, 2018 from $480.4 million at June 30, 2018. Certificates of deposit, excluding brokered certificates of deposit, increased $18.8 million, or 8.2%, to $248.0 million, while brokered certificates of deposit increased $7.2 million, or 20.9%, to $41.5 million. Savings, NOW, and money market accounts decreased $14.2 million, or 7.3%, to $181.2 million, and noninterest bearing demand accounts increased $1.6 million, or 7.5%, to $23.0 million. Repurchase agreements increased $559,000, or 24.5%, to $2.8 million at December 31, 2018, from $2.3 million at June 30, 2018. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, increased $14.0 million, or 20.7%, to $81.5 million at December 31, 2018 from $67.5 million at June 30, 2018.

Advances from borrowers for taxes and insurance increased $831,000, or 268.9%, to $1.1 million at December 31, 2018, from $309,000 at June 30, 2018. Accrued interest payable increased $279,000, or 148.4%, to $467,000 at December 31, 2018, from $188,000 at June 30, 2018. Other liabilities decreased $479,000, or 12.7%, to $3.3 million at December 31, 2018 from $3.8 million on June 30, 2018. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, and the increase in accrued interest payable resulted from increases in both the average balance and average cost of interest-bearing liabilities. The decrease in other liabilities was the result of a large payable at June 30, 2018 related to the credit discussed in the “Overview” above, that was cleared when the 45 properties moved to foreclosed asset held for sale in July, 2018.

Total equity decreased $3.2 million, or 3.9%, to $78.5 million at December 31, 2018 from $81.7 million at June 30, 2018. Equity decreased due to the repurchase of 255,000 shares of common stock at an aggregate cost of approximately $5.4 million and the payment of approximately $453,000 in dividends to our shareholders, partially offset by net income of $1.7 million, an increase of $673,000 in accumulated other comprehensive income, net of tax, and ESOP and stock equity plan activity of $335,000. The Company announced a stock repurchase plan on December 5, 2018, whereby the Company could repurchase up to 290,356 shares of its common stock, or approximately 7.5% of the then current outstanding shares. As of December 31, 2018, 255,000 shares had been repurchased under this plan at an average price of $21.30 per share, and there are 35,356 shares that may yet be repurchased under the plan.

Comparison of Operating Results for the Six Months Ended December 31, 2018 and 2017

General. Net income increased $1.5 million to $1.7 million for the six months ended December 31, 2018 from $247,000 for the six months ended December 31, 2017. The increase in net income was largely due to the adjustment to the DTA in the six months ended December 31, 2017, as discussed above under “Overview”. The increase in net income was also due to an increase in net interest income, an increase in noninterest income, and a decrease in provision for income taxes, partially offset by an increase in provision for loan losses and an increase in noninterest expense.

Net Interest Income. Net interest income increased $95,000, or 1.1%, to $9.0 million for the six months ended December 31, 2018 from $8.9 million for the six months ended December 31, 2017. This was a result of an increase of $1.9 million in interest and dividend income, partially offset by an increase of $1.8 million in interest expense. A $43.8 million, or 7.5%, increase in the average balance of interest earning assets was offset by a $48.0 million, or 9.6%, increase in average balance of interest bearing liabilities. Our interest rate spread decreased by 24 basis points to 2.63% for the six months ended December 31, 2018 compared to 2.87% for the six months ended December 31, 2017, and our net interest margin decreased by 18 basis points to 2.84% for the six months ended December 31, 2018 compared to 3.02% for the six months ended December 31, 2017.

Interest and Dividend Income. Interest and dividend income increased $1.9 million, or 17.4%, to $13.1 million for the six months ended December 31, 2018 from $11.1 million for the six months ended December 31, 2017. The increase in interest and dividend income was due to a $1.6 million increase in interest income on loans, a $350,000 increase in interest on securities, and a $26,000 increase in other interest income. The increase in interest income on loans resulted from a $26.2 million, or 5.6%, increase in the average balance of loans to $492.4 million for the six months ended December 31, 2018, from $466.3 million for the six months ended December 31, 2017, and a 42 basis point, or 10.1%, increase in the average yield on loans to 4.56% for the six months ended December 31, 2018 from 4.14% for the six months ended December 31, 2017. The increase in interest income on securities was due to an $18.8 million increase in the average balance of securities to $130.8 million for the six months ended December 31, 2018, from $111.9 million for the six months ended December 31, 2017, and an 18 basis point increase in the average yield on securities to 2.62% for the six months ended December 31, 2018 from 2.44% for the six months ended December 31, 2017. The increase in other interest income was a result of a 98 basis point increase in the average yield in other interest earning assets, including Federal Home Loan Bank dividends and deposits with other financial institutions, to 3.35% from 2.37%, partially offset by a $1.2 million decrease in the average balance of other interest earning assets.

Interest Expense. Interest expense increased $1.8 million, or 80.9%, to $4.1 million for the six months ended December 31, 2018, from $2.3 million for the six months ended December 31, 2017. The increase was primarily due to increases in the average balances and average cost of both deposits and borrowings.

Interest expense on interest-bearing deposits increased by $1.4 million, or 71.4%, to $3.3 million for the six months ended December 31, 2018 from $1.9 million for the six months ended December 31, 2017. This increase was due to an increase of $36.6 million in the average balance of interest-bearing deposits to $469.7 million for the six months ended December 31, 2018 from $433.1 million for the six months ended December 31, 2017, as well as a 52 basis point increase in the average cost of interest bearing deposits to 1.40% for the six months ended December 31, 2018 from 0.88% for the six months ended December 31, 2017.

Interest expense on borrowings increased $479,000, or 130.2%, to $847,000 for the six months ended December 31, 2018 from $368,000 for the six months ended December 31, 2017. This increase was due to an increase in the average balance of borrowings to $76.2 million for the six months ended December 31, 2018 from $64.8 million for the six months ended December 31, 2017, and a 108 basis point increase in the average cost of such borrowings to 2.22% for the six months ended December 31, 2018 from 1.14% for the six months ended December 31, 2017.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $375,000 for the six months ended December 31, 2018, compared to a provision for loan losses of $358,000 for the six months ended December 31, 2017. The allowance for loan losses was $6.3 million, or 1.26% of total loans, at December 31, 2018, compared to $7.1 million, or 1.53% of total loans, at December 31, 2017 and $5.9 million, or 1.23% of total loans, at June 30, 2018. Non-performing loans decreased $6.5 million to $344,000, during the six month period ended December 31, 2018, mostly due to the credit discussed in “Overview” above which resulted in moving 45 properties with an aggregate value of $6.3 million to foreclosed assets held for sale during the period. During the six months ended December 31, 2018, a net charge-off of $1,000 was recorded while during the six months ended December 31, 2017, a net charge-off of $71,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	At or for the Six Months Ended December 31, 2018	At or for the Year Ended June 30, 2018
Allowance to non-performing loans at the end of the period	1,836.92%	87.06%
Allowance to total loans outstanding at the end of the period	1.26%	1.23%
Net charge-offs to average total loans outstanding during the period, annualized	0.00%	0.35%
Total non-performing loans to total loans at the end of the period	0.07%	1.42%
Total non-performing assets to total assets at the end of the period	0.49%	1.10%

Noninterest Income. Noninterest income increased $176,000, or 8.2%, to $2.3 million for the six months ended December 31, 2018 from $2.1 million for the six months ended December 31, 2017. The increase was primarily due to an increase in brokerage commissions, an increase in gain on foreclosed assets, net, an increase in gain on sale of loans and an increase in mortgage banking income, net, partially offset by a decrease in bank-owned life insurance, net, and a decrease in other service charges and fees. For the six months ended December 31, 2018, brokerage commissions increased $118,000 to $523,000, gain on foreclosed assets, net increased $98,000 to $98,000, gain on sale of loans increased $29,000 to $179,000, and mortgage banking income, net increased $17,000 to $152,000, while bank-owned life insurance, net decreased $111,000 to $135,000, and other service charges and fees decreased $45,000 to $155,000. The increase in brokerage commissions was due to a change in the timing of commission payments, while the increase in gain on foreclosed assets, net was mostly due to the sale of 29 of the 45 properties transferred to foreclosed assets held for sale and discussed in “Overview” above. The increase in gain on sale of loans and the increase in mortgage banking income, net resulted from an increase in the loans sold and increase in valuation of mortgage servicing rights. The decrease in bank-owned life insurance, net, was due to a benefit claim during the six months ended December 31, 2017, and the decrease in other service charges and fees was due to a decrease in the number of loan fees.

Noninterest Expense. Noninterest expense increased $373,000, or 4.6%, to $8.6 million for the six months ended December 31, 2018 from $8.2 million for the six months ended December 31, 2017. The largest components of this increase were compensation and benefits, which increased $319,000, or 6.5%, office occupancy, which increased $77,000, or 21.2%, and advertising expense, which increased $41,000, or 19.2%, partially offset by a $53,000, or 19.9%, decrease in professional services. Compensation and benefits increased due to increased staffing changes including additional staff for the Champaign office that opened in August 2018, normal salary increases and increased medical costs. Office occupancy and advertising increased as a result of the addition of the new Champaign office. The decrease in professional services was due to additional services received in the six months ended December 31, 2017 than in the six months ended December 31, 2018.

Income Tax Expense. We recorded a provision for income tax of $624,000 for the six months ended December 31, 2018, compared to a provision for income tax of $2.2 million for the six months ended December 31, 2017, reflecting effective tax rates of 26.6% and 90.0%, respectively. The effective tax rate for the six months ended December 31, 2017, reflects the impact of the adjustment to the DTA, as discussed above under “Overview”.

Comparison of Operating Results for the Three Months Ended December 31, 2018 and 2017

General. Net income increased $1.5 million to $787,000 for the three months ended December 31, 2018 from $728,000 net loss for the three months ended December 31, 2017. The increase in net income was largely due to the adjustment to the DTA in the six months ended December 31, 2017, as discussed above under “Overview”. Net income was also impacted by an increase in net interest income, an increase in noninterest income, a decrease in noninterest expense and a decrease in provision for income taxes, partially offset by an increase in the provision for loan losses.

Net Interest Income. Net interest income increased $44,000 to $4.5 million for the three months ended December 31, 2018 from $4.4 million for the three months ended December 31, 2017. The increase was a result of a $988,000 increase in interest and dividend income, partially offset by a $944,000 increase in interest expense. Our interest rate spread decreased 25 basis points to 2.61% for the three months ended December 31, 2018 compared to 2.86% for the three months ended December 31, 2017, and our net interest margin decreased by 19 basis points to 2.82% for the three months ended December 31, 2018 compared to 3.01% for the three months ended December 31, 2017. A $44.6 million, or 7.5%, increase in the average balance of interest earning assets was offset by a $46.8 million, or 9.3% increase in average balance of interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $988,000, or 17.4%, to $6.7 million for the three months ended December 31, 2018 from $5.7 million for the three months ended December 31, 2017. The increase in interest and dividend income was primarily due to a $798,000 increase in interest income on loans, which resulted from a $28.1 million, or 6.0%, increase in the average balance of loans to $497.2 million from $469.1 million, and a 40 basis point, or 9.7%, increase in the average yield on loans to 4.60% from 4.20%. Interest on securities increased $176,000, or 27.1%, as the average balance increased by $18.3 million, or 16.3%, to $130.7 million from $112.4 million and the average yield increased 18 basis points to 2.62% from 2.44%.

Interest Expense. Interest expense increased $944,000, or 77.2%, to $2.2 million for the three months ended December 31, 2018 from $1.2 million for the three months ended December 31, 2017. This increase was due to a $46.8 million increase in the average balance of interest-bearing liabilities and a 61 basis point increase in average cost of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $711,000, or 69.2%, to $1.7 million for the three months ended December 31, 2018 from $1.0 million for the three months ended December 31, 2017. This increase was due to a $35.6 million, or 8.1%, increase in the average balance of interest-bearing deposits to $474.4 million for the three months ended December 30, 2018 from $438.8 million for the three months ended December 31, 2017, and an increase in the average cost of interest-bearing deposits to 1.47% for the three months ended December 31, 2018 from 0.94% for the three months ended December 31, 2017.

Interest expense on borrowings increased $233,000, or 118.9%, to $429,000 for the three months ended December 31, 2018, from $196,000 for the three months ended December 31, 2017. This increase was due to a 106 basis point increase in the average cost of such borrowings to 2.30% for the three months ended December 31, 2018 from 1.24% for the three months ended December 31, 2017, and an increase in the average balance of borrowings to $74.6 million for the three months ended December 31, 2018, from $63.5 million for the three months ended December 31, 2017.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $138,000 for the three months ended December 31, 2018, compared to a reduction in provision for loan losses or credit of $50,000 for the three months ended December 31, 2017. During the three months ended December 31, 2018, there were no net charge-offs, while during the three months ended December 31, 2017, a net charge-off of $68,000 was recorded.

Noninterest Income. Noninterest income increased $66,000, or 6.8%, to $1.0 million for the three months ended December 31, 2018 from $977,000 for the three months ended December 31, 2017. The increase was primarily due to an increase in net gain on sale of loans and an increase in brokerage commissions, partially offset by a decrease in other service charges and fees.    For the three months ended December 31, 2018, the net gain on the sale of loans increased $36,000 to $86,000, brokerage commissions increased $19,000 to $247,000, while other service charges and fees decreased $27,000 to $67,000.    The increase in net gain on sale of loans was primarily due to a larger number of loans sold to the Federal Home Loan Bank of Chicago in the three months ending December 31, 2018, than in the three months ended December 31, 2017, while the increase in brokerage commissions was due to a change in the timing of commission payments. The decrease in other service charges and fees was due to a decrease in the number of loan fees.

Noninterest Expense. Noninterest expense decreased $193,000, or 4.3%, to $4.3 million for the three months ended December 31, 2018 from $4.5 million for the three months ended December 31, 2017. The largest components of this decrease were other expenses, which decreased $270,000, or 32.3%, and professional services, which decreased $94,000, or 50.0%. These decreases were partially offset by increases in compensation and benefits, which increased $155,000, or 6.1%, and office occupancy, which increased $35,000, or 18.0%. The other expenses decreased as a result of the accrual of real estate taxes on a large credit in bankruptcy in the three months ended December 31, 2017, and the decrease in professional services was due to additional services received during the three months ended December 31, 2017 when we went through a core system conversion. Compensation and benefits increased due to increased staffing changes including additional staff for the Champaign office that opened in August of 2018, normal salary increases and increased medical costs. Office occupancy increased as a result of the addition of the new Champaign office.

Income Tax Expense. We recorded a provision for income tax of $279,000 for the three months ended December 31, 2018, compared to a provision for income tax of $1.7 million for the three months ended December 31, 2017, reflecting effective tax rates of 26.2% and 176.6%, respectively. The effective tax rate for the three months ended December 31, 2017, reflects the impact of the adjustment to the DTA, as discussed above under “Overview”.

Asset Quality

At December 31, 2018, our non-accrual loans totaled $92,000, including $33,000 in one- to four-family loans, $38,000 in commercial real estate loans, $15,000 in home equity lines of credit, and $6,000 in commercial business loans. The commercial real estate loans are secured by commercial rental properties. At December 31, 2018, we had two one- to four family loans totaling $303,000, which were delinquent 90 days or greater and still accruing interest.

At December 31, 2018, loans classified as substandard equaled $2.2 million. Loans classified as substandard consisted of $1.3 million in one- to four-family loans, $38,000 in commercial real estate loans, $36,000 in home equity lines of credit, $869,000 in commercial business loans and $3,000 in consumer loans. At December 31, 2018, no loans were classified as doubtful or loss.

At December 31, 2018, watch assets consisted of $1.1 million in commercial real estate loans and $1.5 million in commercial business loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At December 31, 2018 and June 30, 2018, we had $2.7 million and $2.9 million, respectively, of troubled debt restructurings. At December 31, 2018 our troubled debt restructurings consisted of $1.4 million in one- to four-family loans, $1.2 million in multi-family loans, $12,000 in commercial real estate loans, $23,000 in home equity lines of credit, and $3,000 in consumer loans.

Foreclosed Assets. At December 31 2018, we had $2.9 million in foreclosed assets compared to $219,000 as of June 30, 2018. Foreclosed assets at December 31, 2018 consisted of $2.7 million in residential real estate properties, $219,000 in commercial non-occupied property, and $20,000 in business assets, while foreclosed assets at June 30, 2018 consisted of $219,000 in commercial non-occupied property.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six-month periods ended December 31, 2018 and 2017:

	Six months ended December 31,
	2018	2017
Balance, beginning of period	$5,945	$6,835
Loans charged off
Real estate loans
One- to four-family	—	(45)
Multi-family	—	—
Commercial	—	—
HELOC	—	(24)
Construction	—	—
Commercial business	—	—
Consumer	(5)	(8)

Gross charged off loans	(5)	(77)

Recoveries of loans previously charged off
Real estate loans
One- to four-family	1	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	3	6

Gross recoveries of charged off loans	4	6

Net charge offs	(1)	(71)

Provision charged to expense	375	358

Balance, end of period	$6,319	$7,122

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $374,000 to $6.3 million at December 31, 2018, from $5.9 million at June 30, 2018. This increase was primarily the result of an increase in outstanding loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loan loss in the Company’s loan portfolio at December 31, 2018.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company has seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of December 31 and June 30, 2018:

Portfolio segment	December 31, 2018 Net charge-offs – 12 quarter weighted historical	June 30, 2018 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.64%	0.65%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.17%	0.23%
Construction	0.00%	0.00%
Commercial business	0.02%	0.02%
Consumer	0.03%	0.04%

Entire portfolio total	0.20%	0.20%

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

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at December 31, 2018	Qualitative factor applied at June 30, 2018
Real Estate:
One- to four-family	0.15%	0.13%
Multi-family	1.56%	1.56%
Commercial	1.19%	1.21%
HELOC	0.83%	0.77%
Construction	1.36%	1.22%
Commercial business	1.97%	1.98%
Consumer	0.75%	0.74%

Entire portfolio total	1.07%	1.05%

At December 31, 2018, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.4 million, as compared to $5.1 million at June 30, 2018. The general increase in qualitative factors was attributable primarily to a change in the portfolio mix which resulted in higher balances in loans with slightly higher qualitative factors at December 31, 2018.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. For the three months ended December 31, 2018 and the year ended June 30, 2018, our liquidity ratio averaged 20.1% and 19.8% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2018.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $7.0 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $2.5 million at December 31, 2018.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $2.7 million and $1.3 million for the six months ended December 31, 2018 and 2017 respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay-downs on mortgage-backed securities. Net cash used in investing activities was $23.3 million and $29.0 million for the six months ended December 31, 2018 and 2017, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash provided by financing activities was $22.8 million and $26.6 million for the six months ended December 31, 2018 and 2017, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2018 and June 30, 2018.

	December 31, 2018	June 30, 2018
	(Dollars in thousands)
Commitments to fund loans	$8,126	$9,246
Lines of credit	56,502	53,542

At December 31, 2018, certificates of deposit due within one year of December 31, 2018 totaled $167.4 million, or 33.9% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2019. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $81.5 million at December 31, 2018. At December 31, 2018 we had the ability to borrow up to an additional $141.0 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $16.8 million from the Federal Reserve based on current collateral pledged.

During the six months ended December 31, 2018, 255,000 shares were repurchased as part of the stock repurchase program that was announced by the Company on December 5, 2018, which allowed the Company to repurchase up to 290,356 shares of its common stock, or approximately 7.5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of December 31, 2018, the Company had repurchased 255,000 shares at an average price of $21.30 per share, and the maximum number of shares that may yet be purchased under the plan was 35,356.

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

	December 31, 2018	June 30, 2018	Minimum to Be Well
	Actual	Actual	Capitalized
Tier 1 capital to total assets
Association	11.3%	11.5%	5.0%
Company	12.2%	13.4%	N/A
Common equity tier 1 to risk-weighted assets
Association	14.8%	14.9%	6.5%
Company	15.9%	17.3%	N/A
Tier 1 capital to risk-weighted assets
Association	14.8%	14.9%	8.0%
Company	15.9%	17.3%	N/A
Total capital to risk-weighted assets
Association	16.0%	16.1%	10.0%
Company	17.1%	18.5%	N/A

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

	For the Three Months Ended December 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$497,203	$5,721	4.60%	$469,126	$4,923	4.20%
Securities:
U.S. government, federal agency and government-sponsored enterprises	30,131	192	2.55%	16,831	100	2.38%
U.S. government-sponsored enterprise MBS	97,714	652	2.67%	92,377	568	2.46%
State and political subdivisions	2,816	12	1.70%	3,176	17	2.14%

Total securities	130,661	856	2.62%	112,384	685	2.44%
Other interest-earning assets	8,153	81	3.97%	9,921	62	2.50%

Total interest-earning assets	636,017	6,658	4.19%	591,431	5,670	3.83%
Non-interest earning assets	22,576			21,521

Total assets	$658,593			$612,952

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$49,618	34	0.27%	$47,568	11	0.09%
Savings accounts	42,435	45	0.42%	42,569	16	0.15%
Money market accounts	94,194	300	1.27%	95,302	184	0.77%
Certificates of deposit	288,197	1,359	1.89%	253,396	816	1.29%

Total interest-bearing deposits	474,444	1,738	1.47%	438,835	1,027	0.94%
Federal Home Loan Bank Advances and repurchase agreements	74,617	429	2.30%	63,460	196	1.24%

Total interest-bearing liabilities	549,061	2,167	1.58%	502,295	1,223	0.97%
Noninterest-bearing liabilities	28,998			26,311

Total liabilities	578,059			528,606
Stockholders’ equity	80,534			84,346

Total liabilities and stockholders’ equity	$658,593			$612,952

	For the Three Months Ended December 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Net interest income		$4,491			$4,447

Interest rate spread (1)			2.61%			2.86%
Net interest margin (2)			2.82%			3.01%
Net interest-earning assets (3)	$86,956			$89,136

Average interest-earning assets to interest-bearing liabilities	116%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$492,427	$11,226	4.56%	$466,277	$9,663	4.14%
Securities:
U.S. government, federal agency and government-sponsored enterprises	29,414	368	2.50%	20,557	247	2.40%
U.S. government-sponsored enterprise MBS	98,472	1,320	2.68%	88,155	1,085	2.46%
State and political subdivisions	2,898	28	1.93%	3,225	34	2.11%

Total securities	130,784	1,716	2.62%	111,937	1,366	2.44%
Other interest-earning assets	8,056	135	3.35%	9,208	109	2.37%

Total interest-earning assets	631,267	13,077	4.14%	587,422	11,138	3.79%
Non-interest earning assets	22,891			20,181

Total assets	$654,158			$607,603

	For the Six Months Ended December 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$48,534	66	0.27%	$46,283	21	0.09%
Savings accounts	42,216	89	0.42%	41,880	29	0.14%
Money market accounts	97,491	613	1.26%	93,400	308	0.66%
Certificates of deposit	281,424	2,509	1.78%	251,500	1,554	1.24%

Total interest-bearing deposits	469,665	3,277	1.40%	433,063	1,912	0.88%
Federal Home Loan Bank Advances and repurchase agreements	76,176	847	2.22%	64,788	368	1.14%

Total interest-bearing liabilities	545,841	4,124	1.51%	497,851	2,280	0.92%
Noninterest-bearing liabilities	27,140			25,234

Total liabilities	572,981			523,085
Stockholders’ equity	81,177			84,518

Total liabilities and stockholders’ equity	$654,158			$607,603

Net interest income		$8,953			$8,858

Interest rate spread (1)			2.63%			2.87%
Net interest margin (2)			2.84%			3.02%
Net interest-earning assets (3)	$85,426			$89,571

Average interest-earning assets to interest-bearing liabilities	116%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended December 31, 2018 vs. 2017			Six Months Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$308	$490	$798	$557	$1,006	$1,563
Securities	118	53	171	244	106	350
Other	(63)	82	19	(36)	62	26

Total interest-earning assets	$363	$625	$988	$765	$1,174	$1,939

Interest-bearing liabilities:
Interest-bearing checking or NOW	$1	$22	$23	$1	$44	$45
Savings accounts	—	29	29	—	60	60
Certificates of deposit	124	419	543	205	750	955
Money market accounts	(16)	132	116	14	291	305

Total interest-bearing deposits	109	602	711	220	1,145	1,365
Federal Home Loan Bank advances and repurchase agreements	40	193	233	75	404	479

Total interest-bearing liabilities	$149	$795	$944	$295	$1,549	$1,844

Change in net interest income	$214	$(170)	$44	$470	$(375)	$95

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of December 31, 2018, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended December 31, 2018 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/18 –10/31/18	—	$—	—	58,050
11/1/18 – 11/30/18	—	—	—	58,050
12/1/18 – 12/31/18	255,000	21.30	255,000	39,356

Total	255,000	$21.30	255,000	39,356

(1)

The Company announced a stock repurchase plan on December 5, 2018, whereby the Company could repurchase up to 290,356 shares of its common stock, or approximately 7.5% of the Company’s then outstanding shares. The remaining 58,050 shares from a plan adopted by the Board on February 5, 2016 are included as part of the 290,356 shares available for repurchase. There were 255,000 shares of the Company’s common stock repurchased by the Company during the three months ended December 31, 2018, and there were 39,356 shares yet to be repurchased under the plan as of December 31, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018 (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.
Date: February 12, 2019	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer
Date: February 12, 2019	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer