Form 10-Q
period 2019-03-31
IF Bancorp, Inc.
filed 2019-05-09
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IROQ	Nasdaq Capital Market

The Registrant had 3,581,052 shares of common stock, par value $0.01 per share, issued and outstanding as of May 2, 2019.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	March 31, 2019	June 30, 2018
Assets	(Unaudited)
Cash and due from banks	$5,607	$4,240
Interest-bearing demand deposits	951	514

Cash and cash equivalents	6,558	4,754

Interest-bearing time deposits in banks	2,500	1,750
Available-for-sale securities	130,927	125,996
Loans, net of allowance for loan losses of $6,378 and $5,945 at March 31, 2019 and June 30, 2018, respectively	492,504	476,480
Premises and equipment, net of accumulated depreciation of $7,213 and $6,717 at March 31, 2019 and June 30, 2018, respectively	10,680	10,226
Federal Home Loan Bank stock, at cost	2,430	3,285
Foreclosed assets held for sale	1,610	219
Accrued interest receivable	2,254	1,821
Bank-owned life insurance	9,005	8,803
Mortgage servicing rights	861	866
Deferred income taxes	2,674	4,003
Other	522	720

Total assets	$662,525	$638,923

Liabilities and Equity
Liabilities
Deposits
Demand	$22,256	$21,350
Savings, NOW and money market	195,615	195,491
Certificates of deposit	258,274	229,236
Brokered certificates of deposit	41,534	34,344

Total deposits	517,679	480,421

Repurchase agreements	2,242	2,281
Federal Home Loan Bank advances	54,000	67,500
Advances from borrowers for taxes and insurance	1,227	309
Accrued post-retirement benefit obligation	2,796	2,770
Accrued interest payable	594	188
Other	3,881	3,779

Total liabilities	582,419	557,248

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,581,052 and 3,871,408 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	36	39
Additional paid-in capital	48,708	48,361
Unearned ESOP shares, at cost, 235,751 and 250,185 shares at March 31, 2019 and June 30, 2018, respectively	(2,358)	(2,502)
Retained earnings	34,351	38,885
Accumulated other comprehensive loss, net of tax	(631)	(3,108)

Total stockholders’ equity	80,106	81,675

Total liabilities and stockholders’ equity	$662,525	$638,923

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Interest and Dividend Income
Interest and fees on loans	$5,747	$4,849	$16,973	$14,512
Securities:
Taxable	828	730	2,481	2,026
Tax-exempt	29	32	92	102
Federal Home Loan Bank dividends	41	26	110	71
Deposits with other financial institutions	68	38	134	102

Total interest and dividend income	6,713	5,675	19,790	16,813

Interest Expense
Deposits	1,829	1,170	5,106	3,082
Federal Home Loan Bank advances and repurchase agreements	440	200	1,287	568

Total interest expense	2,269	1,370	6,393	3,650

Net Interest Income	4,444	4,305	13,397	13,163
Provision for Loan Losses	61	110	436	468

Net Interest Income After Provision for Loan Losses	4,383	4,195	12,961	12,695

Noninterest Income
Customer service fees	80	75	286	296
Other service charges and fees	53	62	208	262
Insurance commissions	160	129	497	472
Brokerage commissions	228	239	751	644
Net realized gains on sales of available-for-sale securities	—	—	—	13
Mortgage banking income, net	25	121	177	256
Gain on sale of loans	48	23	227	173
Gain (Loss) on foreclosed assets, net	(82)	(24)	16	(24)
Bank-owned life insurance income, net	67	65	202	311
Other	189	223	725	655

Total noninterest income	768	913	3,089	3,058

Noninterest Expense
Compensation and benefits	2,625	2,417	7,839	7,312
Office occupancy	240	206	680	569
Equipment	345	315	1,016	973
Federal deposit insurance	41	44	127	129
Stationary, printing and office	30	45	93	111
Advertising	130	123	385	337
Professional services	75	154	289	421
Supervisory examinations	35	43	123	123
Audit and accounting services	18	18	103	106
Organizational dues and subscriptions	7	4	41	50
Insurance bond premiums	36	40	114	112
Telephone and postage	50	62	183	201
Other	429	363	1,622	1,571

Total noninterest expense	4,061	3,834	12,615	12,015

Income Before Income Tax	1,090	1,274	3,435	3,738
Provision for Income Tax	286	280	910	2,497

Net Income	$804	$994	$2,525	$1,241

Earnings Per Share:
Basic	$0.24	$0.27	$0.72	$0.34
Diluted	$0.24	$0.27	$0.71	$0.33
Dividends declared per common share	$0.125	$0.10	$0.25	$0.20

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net Income	$804	$994
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $718 and $(874), for 2019 and 2018, respectively	1,799	(1,689)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $2 and $9 for 2019 and 2018, respectively	5	50

Other comprehensive income (loss), net of tax	1,804	(1,639)

Comprehensive Income (Loss)	$2,608	$(645)

	Nine Months Ended March 31,
	2019	2018
Net Income	$2,525	$1,241
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $1,350 and $(1,125), for 2019 and 2018, respectively	2,497	(2,352)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $4, for 2019 and 2018, respectively	—	9

	2,497	(2,361)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $35 and $7 for 2019 and 2018, respectively	(20)	46

Other comprehensive income (loss), net of tax	2,477	(2,315)

Comprehensive Income (Loss)	$5,002	$(1,074)

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the three months ended March 31, 2019
Balance, January 1, 2019	$36	$48,600	$(2,406)	$34,726	$(2,435)	$78,521
Net income	—	—	—	804	—	804
Other comprehensive income	—	—	—	—	1,804	1,804
Dividends on common stock, $0.125 per share	—	—	—	(447)	—	(447)
Stock equity plan	—	56	—	—	—	56
Stock repurchase, 35,356 shares, average price $20.72 each	—	—	—	(732)	—	(732)
ESOP shares earned, 4,811 shares	—	52	48	—	—	100

Balance, March 31, 2019	$36	$48,708	$(2,358)	$34,351	$(631)	$80,106

For the three months ended March 31, 2018
Balance, January 1, 2018	$39	$48,146	$(2,598)	$39,138	$(1,249)	$83,476
Net income	—	—	—	994	—	994
Other comprehensive loss	—	—	—	—	(1,639)	(1,639)
Dividends on common stock, $0.10 per share	—	—	—	(390)	—	(390)
Stock equity plan	—	57	—	—	—	57
Stock repurchase, 49,000 shares, average price $20.00 each	—	—	—	(980)	—	(980)
ESOP shares earned, 4,811 shares	—	47	48	—	—	95

Balance, March 31, 2018	$39	$48,250	$(2,550)	$38,762	$(2,888)	$81,613

See accompanying notes to the unaudited condensed consolidated financial statements.

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the nine months ended March 31, 2019
Balance, July 1, 2018	$39	$48,361	$(2,502)	$38,885	$(3,108)	$81,675
Net income	—	—	—	2,525	—	2,525
Other comprehensive income	—	—	—	—	2,477	2,477
Dividends on common stock, $0.25 per share	—	—	—	(900)	—	(900)
Stock equity plan	—	169	—	—	—	169
Stock repurchase, 290,356 shares, average price $21.23 each	(3)	—	—	(6,159)	—	(6,162)
ESOP shares earned, 14,434 shares	—	178	144	—	—	322

Balance, March 31, 2019	$36	$48,708	$(2,358)	$34,351	$(631)	$80,106

For the nine months ended March 31, 2018
Balance, July 1, 2017	$39	$47,940	$(2,694)	$39,051	$(367)	$83,969
Net income	—	—	—	1,241	—	1,241
Other comprehensive loss	—	—	—	—	(2,315)	(2,315)
Reclassification of stranded tax effects due to tax reform	—	—	—	206	(206)	—
Dividends on common stock, $0.20 per share	—	—	—	(756)	—	(756)
Stock equity plan	—	169	—	—	—	169
Stock repurchase, 49,000 shares, average price $20.00 each	—	—	—	(980)	—	(980)
ESOP shares earned, 14,434 shares	—	141	144	—	—	285

Balance, March 31, 2018	$39	$48,250	$(2,550)	$38,762	$(2,888)	$81,613

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2019	2018
Operating Activities
Net income	$2,525	$1,241
Items not requiring (providing) cash
Depreciation	496	370
Provision for loan losses	436	468
Amortization of premiums and discounts on securities	47	128
Deferred income taxes	(56)	1,639
Net realized gains on loan sales	(227)	(173)
Net realized gains on sales of available-for-sale securities	—	(13)
Loss (Gain) on foreclosed assets held for sale	(16)	24
Bank-owned life insurance income, net	(202)	(311)
Originations of loans held for sale	(11,221)	(14,615)
Proceeds from sales of loans held for sale	11,659	13,493
ESOP compensation expense	322	285
Stock equity plan expense	169	169
Changes in
Accrued interest receivable	(433)	(467)
Other assets	198	(77)
Accrued interest payable	406	93
Post-retirement benefit obligation	41	(296)
Other liabilities	(345)	(377)

Net cash provided by operating activities	3,799	1,581

Investing Activities
Net change in interest bearing time deposits	(750)	—
Purchases of available-for-sale securities	(10,495)	(32,514)
Proceeds from the sales of available-for-sale securities	—	5,966
Proceeds from maturities and pay-downs of available-for-sale securities	9,364	12,833
Net change in loans	(22,998)	(17,453)
Purchase of premises and equipment	(950)	(3,915)
Proceeds from sale of foreclosed assets	4,957	257
Redemption of Federal Home Loan Bank stock	2,295	1,666
Purchase of Federal Home Loan Bank stock	(1,440)	(1,328)
Proceeds from settlement of bank-owned life insurance policies	—	397

Net cash used in investing activities	(20,017)	(34,091)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	1,030	26,991
Net increase in certificates of deposit, including brokered certificates	36,228	12,669
Net increase in advances from borrowers for taxes and insurance	918	356
Proceeds from Federal Home Loan Bank advances	111,500	85,500
Repayments of Federal Home Loan Bank advances	(125,000)	(90,000)
Net increase (decrease) in repurchase agreements	(39)	551
Dividends paid	(453)	(366)
Stock purchase per stock repurchase plan	(6,162)	(980)

Net cash provided by financing activities	18,022	34,721

Net Increase in Cash and Cash Equivalents	1,804	2,211
Cash and Cash Equivalents, Beginning of Period	4,754	7,766

Cash and Cash Equivalents, End of Period	$6,558	$9,977

Supplemental Cash Flows Information
Interest paid	$5,987	$3,557
Income taxes paid, net of refunds	$175	$1,980
Foreclosed assets acquired in settlement of loans	$6,332	$179
Dividends payable	$447	$390

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2019 and June 30, 2018, and the results of its operations for the three month and nine month periods ended March 31, 2019 and 2018. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. The results of operations for the three month and nine month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. As we prepare for the adoption of ASU 2016-13, we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU 2016-13 becomes effective. This team has determined that our best option for compliance with ASU 2016-13 is an outsourced model. Therefore, we have entered an agreement with a firm specializing in ALLL modeling to begin transition modeling so we will be ready for the required adoption. We expect to have the new model in place and run parallel models beginning with quarter ending June 30, 2019. The Company has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification”. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 became effective for the Company on July 1, 2018, and did not have a material impact on the Company’s consolidated financial statements.

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

A summary of ESOP shares at March 31, 2019 and June 30, 2018 are as follows (dollars in thousands):

	March 31, 2019	June 30, 2018
Allocated shares	109,018	96,133
Shares committed for release	14,434	19,245
Unearned shares	235,751	250,185

Total ESOP shares	359,203	365,563

Fair value of unearned ESOP shares (1)	$4,699	$5,979

(1)	Based on closing price of $19.93 and $23.90 per share on March 31, 2019, and June 30, 2018, respectively.

During the nine months ended March 31, 2019, 6,360 ESOP shares were paid to ESOP participants due to separation from service. During the nine months ended March 31, 2018, 6,116 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vest in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of March 31, 2019, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the nine months ended March 31, 2019 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2018	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, March 31, 2019	153,143	$16.63	4.7	$505	(1)

Exercisable, March 31, 2019	108,571	$16.63	4.7	$358	(1)

(1)	Based on closing price of $19.93 per share on March 31, 2019.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the nine months ended March 31, 2019.

There were 22,286 options that vested during the nine months ended March 31, 2019 compared to 22,285 stock options that vested during the nine months ended March 31, 2018. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the nine months ended March 31, 2019 and 2018. Total unrecognized compensation cost related to non-vested stock options was $94,000 at March 31, 2019 and is expected to be recognized over the remaining weighted-average period of 1.7 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2019:

	Shares	Weighted-Average Grant-Date Fair Value
Balance, June 30, 2018	60,375	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,062	16.79

Balance, March 31, 2019	50,313	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest expense, was $127,000 and $35,000, respectively, for both the nine months ended March 31, 2019, and for the nine months ended March 31, 2018. Unrecognized compensation expense for non-vested restricted stock awards was $799,000 and is expected to be recognized over 4.7 years with a corresponding credit to paid-in capital.

Note 4:    Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and nine month periods ended March 31, 2019 and 2018. The factors used in the earnings per common share computation are as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018
Net income	$804	$994	$2,525	$1,241

Basic weighted average shares outstanding	3,597,762	3,917,819	3,762,126	3,932,988
Less: Average unallocated ESOP shares	(238,157)	(257,402)	(242,968)	(262,213)

Basic average shares outstanding	3,359,605	3,660,417	3,519,158	3,670,775

Diluted effect of restricted stock awards and stock options	45,749	38,126	57,472	35,806

Diluted average shares outstanding	3,405,354	3,698,543	3,576,630	3,706,581

Basic earnings per common share	$0.24	$0.27	$0.72	$0.34

Diluted earnings per common share	$0.24	$0.27	$0.71	$0.33

The Company announced a stock repurchase plan on December 5, 2018, which allowed the Company to repurchase up to 290,356 shares of its common stock, or approximately 7.5% of its then current outstanding shares. As of March 31, 2019, all 290,356 shares had been repurchased under this plan at an average price of $21.23 per share.

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

Note 5:    Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses on securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2019:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$24,792	$202	$(102)	$24,892
Mortgage-backed:
GSE residential	98,610	394	(998)	98,006
Small Business Administration	5,193	—	(30)	5,163
State and political subdivisions	2,725	141	—	2,866

	$131,320	$737	$(1,130)	$130,927

June 30, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$24,757	$—	$(835)	$23,922
Mortgage-backed:
GSE residential	100,534	24	(3,499)	97,059
Small Business Administration	1,965	—	(74)	1,891
State and political subdivisions	2,980	144	—	3,124

	$130,236	$168	$(4,408)	$125,996

With the exception of U.S. Government and federal agency and GSE securities, and mortgage-backed GSE residential securities with a book value of approximately $24,792,000 and $98,610,000, respectively, and a market value of approximately $24,892,000 and $98,006,000, respectively, at March 31, 2019, the Company held no securities at March 31, 2019 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at March 31, 2019 and June 30, 2018 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$1,149	$1,183
One to five years	10,058	9,956
Five to ten years	18,137	18,435
After ten years	3,366	3,347

	32,710	32,921
Mortgage-backed securities	98,610	98,006

Totals	$131,320	$130,927

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $51,735,000 and $64,625,000 as of March 31, 2019 and June 30, 2018, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $2,242,000 at March 31, 2019 and $2,281,000 at June 30, 2018. At March 31, 2019, approximately $777,000 of our repurchase agreements had an overnight maturity, while the remaining $1,465,000 in repurchase agreements had a monthly maturity. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

There were no sales of available-for-sale securities for the nine months ended March 31, 2019. Gross gains of $20,000 and gross losses of $7,000, resulting from sales of available-for-sale securities were realized for the nine month period ended March 31, 2018. The tax provision applicable to these net realized gains amounted to approximately $4,000. No gross gains or gross losses resulting from sales of available-for-sale securities were realized for the three month periods ended March 31, 2019 and 2018.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2019 and June 30, 2018 was $83,346,000 and $119,180,000, respectively, which is approximately 64% and 95% of the Company’s available-for-sale investment portfolio. These declines in fair value at March 31, 2019 and June 30, 2018, resulted from increases in market interest rates and are considered temporary.

The following table shows the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and June 30, 2018:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$—	$—	$8,778	$(102)	$8,778	$(102)
Mortgage-backed:
GSE residential	5,396	(89)	63,966	(909)	69,362	(998)
Small Business Administration	3,391	(19)	1,815	(11)	5,206	(30)

Total temporarily impaired securities	$8,787	$(108)	$74,559	$(1,022)	$83,346	$(1,130)

June 30, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$15,541	$(439)	$8,381	$(396)	$23,922	$(835)
Mortgage-backed:
GSE residential	59,478	(1,836)	33,889	(1,663)	93,367	(3,499)
Small Business Administration	—	—	1,891	(74)	1,891	(74)

Total temporarily impaired securities	$75,019	$(2,275)	$44,161	$(2,133)	$119,180	$(4,408)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at March 31, 2019 and June 30, 2018, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019 and June 30, 2018.

Note 6:    Loans and Allowance for Loan Losses

Classes of loans include:

	March 31, 2019	June 30, 2018
Real estate loans:
One-to four-family, including home equity loans	$129,266	$134,977
Multi-family	106,400	107,436
Commercial	152,019	140,944
Home equity lines of credit	9,058	9,058
Construction	14,521	13,763
Commercial	80,350	68,720
Consumer	6,964	7,366

Total loans	498,578	482,264
Less:
Unearned fees and discounts, net	(304)	(161)
Allowance for loan losses	6,378	5,945

Loans, net	$492,504	$476,480

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one-to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one-to four-family residential mortgage loans up to $375,000, other secured loans up to $375,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one-to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $2,000,000 in aggregate loans, and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial and multi-family real estate properties amounting to $270,863,000 and $260,671,000 as of March 31, 2019 and June 30, 2018, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $5,038,000 and $5,855,000 at March 31, 2019 and June 30, 2018, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $27,954,000 and $32,874,000 at March 31, 2019 and June 30, 2018, respectively, of which $9,820,000 and $11,009,000, at March 31, 2019 and June 30, 2018 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and nine month periods ended March 31, 2019 and 2018 and the year ended June 30, 2018:

	Three Months Ended March 31, 2019 Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,023	$1,668	$1,804	$103
Provision charged to expense	(13)	—	(77)	2
Losses charged off	—	—	—	(15)
Recoveries	21	—	—	—

Balance, end of period	$1,031	$1,668	$1,727	$90

Ending balance: individually evaluated for impairment	$17	$—	$1	$—

Ending balance: collectively evaluated for impairment	$1,014	$1,668	$1,726	$90

Loans:
Ending balance	$129,266	$106,400	$152,019	$9,058

Ending balance: individually evaluated for impairment	$1,831	$—	$25	$23

Ending balance: collectively evaluated for impairment	$127,435	$106,400	$151,994	$9,035

	Three Months Ended March 31, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$170	$1,481	$70	$6,319
Provision charged to expense	29	116	4	61
Losses charged off	—	—	(8)	(23)
Recoveries	—	—	—	21

Balance, end of period	$199	$1,597	$66	$6,378

Ending balance: individually evaluated for impairment	$—	$5	$—	$23

Ending balance: collectively evaluated for impairment	$199	$1,592	$66	$6,355

Loans:
Ending balance	$14,521	$80,350	$6,964	$498,578

Ending balance: individually evaluated for impairment	$—	$172	$3	$2,054

Ending balance: collectively evaluated for impairment	$14,521	$80,178	$6,961	$496,524

	Nine Months Ended March 31, 2019 Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$997	$1,650	$1,604	$91
Provision charged to expense	12	18	123	14
Losses charged off	—	—	—	(15)
Recoveries	22	—	—	—

Balance, end of period	$1,031	$1,668	$1,727	$90

Ending balance: individually evaluated for impairment	$17	$—	$1	$—

Ending balance: collectively evaluated for impairment	$1,014	$1,668	$1,726	$90

Loans:
Ending balance	$129,266	$106,400	$152,019	$9,058

Ending balance: individually evaluated for impairment	$1,831	$—	$25	$23

Ending balance: collectively evaluated for impairment	$127,435	$106,400	$151,994	$9,035

	Nine Months Ended March 31, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$168	$1,373	$62	$5,945
Provision charged to expense	31	224	14	436
Losses charged off	—	—	(13)	(28)
Recoveries	—	—	3	25

Balance, end of period	$199	$1,597	$66	$6,378

Ending balance: individually evaluated for impairment	$—	$5	$—	$23

Ending balance: collectively evaluated for impairment	$199	$1,592	$66	$6,355

Loans:
Ending balance	$14,521	$80,350	$6,964	$498,578

Ending balance: individually evaluated for impairment	$—	$172	$3	$2,054

Ending balance: collectively evaluated for impairment	$14,521	$80,178	$6,961	$496,524

	Year Ended June 30, 2018 Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$2,519	$1,336	$1,520	$76
Provision charged to expense	85	314	84	39
Losses charged off	(1,608)	—	—	(24)
Recoveries	1	—	—	—

Balance, end of year	$997	$1,650	$1,604	$91

Ending balance: individually evaluated for impairment	$—	$—	$3	$—

Ending balance: collectively evaluated for impairment	$997	$1,650	$1,601	$91

Loans:
Ending balance	$134,977	$107,436	$140,944	$9,058

Ending balance: individually evaluated for impairment	$7,904	$1,329	$50	$26

Ending balance: collectively evaluated for impairment	$127,073	$106,107	$140,894	$9,032

	Year Ended June 30, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$75	$1,242	$67	$6,835
Provision charged to expense	93	161	1	777
Losses charged off	—	(30)	(14)	(1,676)
Recoveries	—	—	8	9

Balance, end of year	$168	$1,373	$62	$5,945

Ending balance: individually evaluated for impairment	$—	$—	$—	$3

Ending balance: collectively evaluated for impairment	$168	$1,373	$62	$5,942

Loans:
Ending balance	$13,763	$68,720	$7,366	$482,264

Ending balance: individually evaluated for impairment	$—	$30	$3	$9,342

Ending balance: collectively evaluated for impairment	$13,763	$68,690	$7,363	$472,922

	Three Months Ended March 31, 2018 Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$2,517	$1,460	$1,535	$78
Provision charged to expense	36	(20)	30	(5)
Losses charged off	(1,528)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,025	$1,440	$1,565	$73

Ending balance: individually evaluated for impairment	$36	$—	$4	$—

Ending balance: collectively evaluated for impairment	$989	$1,440	$1,561	$73

Loans:
Ending balance	$135,888	$93,890	$137,979	$7,363

Ending balance: individually evaluated for impairment	$8,156	$1,346	$71	$30

Ending balance: collectively evaluated for impairment	$127,732	$92,544	$137,908	$7,333

	Three Months Ended March 31, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$124	$1,341	$67	$7,122
Provision charged to expense	45	23	1	110
Losses charged off	—	—	(2)	(1,530)
Recoveries	—	—	1	1

Balance, end of period	$169	$1,364	$67	$5,703

Ending balance: individually evaluated for impairment	$—	$31	$1	$72

Ending balance: collectively evaluated for impairment	$169	$1,333	$66	$5,631

Loans:
Ending balance	$14,930	$66,003	$7,794	$463,847

Ending balance: individually evaluated for impairment	$—	$61	$5	$9,669

Ending balance: collectively evaluated for impairment	$14,930	$65,942	$7,789	$454,178

	Nine Months Ended March 31, 2018 Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$2,519	$1,336	$1,520	$76
Provision charged to expense	78	104	45	22
Losses charged off	(1,572)	—	—	(25)
Recoveries	—	—	—	—

Balance, end of period	$1,025	$1,440	$1,565	$73

Ending balance: individually evaluated for impairment	$36	$—	$4	$—

Ending balance: collectively evaluated for impairment	$989	$1,440	$1,561	$73

Loans:
Ending balance	$135,888	$93,890	$137,979	$7,363

Ending balance: individually evaluated for impairment	$8,156	$1,346	$71	$30

Ending balance: collectively evaluated for impairment	$127,732	$92,544	$137,908	$7,333

	Nine Months Ended March 31, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$75	$1,242	$67	$6,835
Provision charged to expense	94	122	3	468
Losses charged off	—	—	(10)	(1,607)
Recoveries	—	—	7	7

Balance, end of period	$169	$1,364	$67	$5,703

Ending balance: individually evaluated for impairment	$—	$31	$1	$72

Ending balance: collectively evaluated for impairment	$169	$1,333	$66	$5,631

Loans:
Ending balance	$14,930	$66,003	$7,794	$463,847

Ending balance: individually evaluated for impairment	$—	$61	$5	$9,669

Ending balance: collectively evaluated for impairment	$14,930	$65,942	$7,789	$454,178

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

The Company establishes a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Company’s historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. In certain instances, the historical loss experience could be adjusted if similar risks are not inherent in the remaining portfolio. The allowance is then adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These qualitative factors may include: (1) Management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured (“TDR”) and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

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

Pass - Loans classified as pass are well protected by the ability of the borrower to pay or by the value of the asset or underlying collateral.

Watch - Loans classified as watch have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of any pledged collateral. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loss - Loans classified as loss are the portion of the loan that is considered uncollectible so that its continuance as an asset is not warranted. The amount of the loss determined will be charged off.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
March 31, 2019:
Pass	$127,307	$106,238	$150,708	$9,037	$14,521	$77,677	$6,933	$492,421
Watch	—	—	1,051	—	—	1,521	—	2,572
Substandard	1,869	162	260	21	—	1,152	31	3,495
Doubtful	90	—	—	—	—	—	—	90
Loss	—	—	—	—	—	—	—	—

Total	$129,266	$106,400	$152,019	$9,058	$14,521	$80,350	$6,964	$498,578

	Real Estate Loans
	One-to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2018:
Pass	$127,410	$107,320	$139,805	$9,035	$13,763	$66,545	$7,362	$471,240
Watch	—	—	1,089	—	—	1,204	1	2,294
Substandard	1,265	116	50	23	—	941	3	2,398
Doubtful	6,302	—	—	—	—	30	—	6,332
Loss	—	—	—	—	—	—	—	—

Total	$134,977	$107,436	$140,944	$9,058	$13,763	$68,720	$7,366	$482,264

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
March 31, 2019:
Real estate loans:
One-to four-family	$1,189	$—	$477	$1,666	$127,600	$129,266	$262
Multi-family	1,029	—	—	1,029	105,371	106,400	—
Commercial	—	8	17	25	151,994	152,019	—
Home equity lines of credit	53	—	21	74	8,984	9,058	21
Construction	—	—	—	—	14,521	14,521	—
Commercial	—	61	168	229	80,121	80,350	—
Consumer	46	—	31	77	6,887	6,964	31

Total	$2,317	$69	$714	$3,100	$495,478	$498,578	$314

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2018:
Real estate loans:
One-to four-family	$1,426	$207	$6,633	$8,266	$126,711	$134,977	$293
Multi-family	—	—	2	2	107,434	107,436	—
Commercial	80	13	37	130	140,814	140,944	—
Home equity lines of credit	14	23	—	37	9,021	9,058	—
Construction	354	—	—	354	13,409	13,763	—
Commercial	76	—	30	106	68,614	68,720	—
Consumer	10	29	1	40	7,326	7,366	1

Total	$1,960	$272	$6,703	$8,935	$473,329	$482,264	$294

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $1.5 million in TDRs that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2019:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$1,741	$1,741	$—	$1,752	$11	$20	$1,773	$50	$57
Multi-family	—	—	—	—	—	—	1	—	—
Commercial	24	24	—	30	—	—	36	—	—
Home equity line of credit	23	23	—	23	—	1	24	1	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	167	167	—	176	—	—	194	5	7
Consumer	3	3	—	3	—	—	3	—	—
Loans with a specific valuation allowance
Real estate loans:
One-to four-family	90	90	17	90	1	1	90	4	4
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	1	1	1	1	—	—	2	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	5	5	5	5	—	—	7	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One-to four-family	1,831	1,831	17	1,842	12	21	1,863	54	61
Multi-family	—	—	—	—	—	—	1	—	—
Commercial	25	25	1	31	—	—	38	—	—
Home equity line of credit	23	23	—	23	—	1	24	1	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	172	172	5	181	—	—	201	5	7
Consumer	3	3	—	3	—	—	3	—	—

	$2,054	$2,054	$23	$2,080	$12	$22	$2,130	$60	$70

				Year Ended June 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2018:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$7,904	$7,904	$—	$8,739	$50	$51
Multi-family	1,329	1,329	—	1,359	85	85
Commercial	47	47	—	86	4	5
Home equity line of credit	26	26	—	28	2	2
Construction	—	—	—	—	—	—
Commercial	30	30	—	57	—	—
Consumer	3	3	—	4	1	1
Loans with a specific allowance
Real estate loans:
One-to four-family	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	3	3	3	5	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One-to four-family	7,904	7,904	—	8,739	50	51
Multi-family	1,329	1,329	—	1,359	85	85
Commercial	50	50	3	91	4	5
Home equity line of credit	26	26	—	28	2	2
Construction	—	—	—	—	—	—
Commercial	30	30	—	57	—	—
Consumer	3	3	—	4	1	1

	$9,342	$9,342	$3	$10,278	$142	$144

				Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2018:
Loans without a specific valuation allowance
Real estate loans:
One-to four-family	$8,105	$8,105	$—	$8,949	$12	$12	$8,973	$35	$37
Multi-family	1,346	1,346	—	1,353	21	21	1,368	64	64
Commercial	67	67	—	90	—	1	96	4	5
Home equity line of credit	30	30	—	30	1	1	31	2	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	4	4	—	4	—	—	5	1	1
Loans with a specific valuation allowance
Real estate loans:
One-to four-family	51	51	36	53	—	—	53	1	1
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	4	4	4	4	—	—	5	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	61	61	31	61	—	—	72	—	—
Consumer	1	1	1	1	—	—	2	—	—
Total:
Real estate loans:
One-to four-family	8,156	8,156	36	9,002	12	12	9,026	36	38
Multi-family	1,346	1,346	—	1,353	21	21	1,368	64	64
Commercial	71	71	4	94	—	1	101	4	5
Home equity line of credit	30	30	—	30	1	1	31	2	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	61	61	31	61	—	—	72	—	—
Consumer	5	5	1	5	—	—	7	1	1

	$9,669	$9,669	$72	$10,545	$34	$35	$10,605	$107	$110

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
Mortgages on real estate:
One-to four-family	$510	$6,339
Multi-family	—	116
Commercial	25	50
Home equity lines of credit	—	—
Construction loans	—	—
Commercial business loans	172	30
Consumer loans	—	—

Total	$707	$6,535

At March 31, 2019 and June 30, 2018, the Company had a number of loans that were modified in TDRs and that were impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of TDRs, all of which were performing according to the terms of the restructuring as of March 31, 2019, except for three one-to four-family real estate loans for $146,000, one commercial real estate loan for $1,000, one home equity line of credit for $21,000, and one consumer loan for $3,000. As of March 31, 2019, all loans listed were on nonaccrual except for ten one-to four-family residential loans totaling $1.3 million, two home equity lines of credit totaling $23,000, and one consumer loan for $3,000. All loans listed as of June 30, 2018 were on nonaccrual except for thirteen one- to four-family residential loans totaling $1.6 million, one multi-family loan for $1.2 million, two home equity lines of credit for $26,000, and one consumer loan for $4,000.

	March 31, 2019	June 30, 2018
Real estate loans
One-to four-family	$1,497	$1,588
Multi-family	—	1,213
Commercial	8	17
Home equity lines of credit	23	26

Total real estate loans	1,528	2,844

Construction	—	—
Commercial	—	30
Consumer loans	3	3

Total	$1,531	$2,877

TDR Modifications

During the nine month period ended March 31, 2019, one one-to four-family loan for $162,000 was modified as a TDR.

During the year ended June 30, 2018, the Company modified as TDRs three one-to four-family loans totaling $830,000, one home equity line of credit for $24,000, one commercial business loan for $84,000, and one consumer loan for $5,000.

During the nine month period ended March 31, 2018, the Company modified as TDRs two one-to four-family loans totaling $62,000 and one commercial real estate loan with a recorded investment of $15,000.

TDR’s with Defaults

The Company had six TDRs, including three one-to four-family residential loans totaling $146,000, one home equity line of credit for $21,000, one consumer loan for $3,000, and one commercial real estate loan for $1,000 that were in default as of March 31, 2019, and were restructured in prior periods. No restructured loans were in foreclosure at March 31, 2019. The Company had six TDRs, four one- to four-family residential loans for $169,000, one commercial real estate loan for $3,000, and one commercial business loan for $30,000 that were in default as of June 30, 2018, and were restructured in prior years. No restructured loans were in foreclosure at June 30, 2018. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2019, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $1,372,000. In addition, as of March 31, 2019, we had residential mortgage loans and home equity loans with a carrying value of $200,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:    Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $2,430,000 of Federal Home Loan Bank stock as of March 31, 2019 and $3,285,000 as of June 30, 2018. The FHLB provides liquidity and funding through advances.

Note 8:    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, were as follows at the dates specified:

	March 31, 2019	June 30, 2018
Net unrealized losses on securities available-for-sale	$(393)	$(4,240)
Net unrealized postretirement health benefit plan obligations	(489)	(504)

	(882)	(4,744)
Tax effect	251	1,636

Total	$(631)	$(3,108)

Note 9:    Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine month periods ended March 31, 2019 and 2018, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$—	$—	$—	$13	Net realized gains on sale of available-for- sale securities
Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	$7	$18	$15	$41
Prior service costs	$—	$(8)	$—	$(25)

Total reclassified amount before tax	7	10	15	29
Tax expense	2	3	5	8	Provision for Income Tax

Total reclassification out of AOCI	$5	$7	$10	$21	Net Income

Note 10:    Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Computed at the statutory rate*	$229	$352	$721	$1,032
Decrease resulting from
Tax exempt interest	(6)	(9)	(19)	(28)
Cash surrender value of life insurance	(14)	(18)	(42)	(86)
State income taxes	73	82	231	230
Adjustment of deferred tax asset and tax rate change for enacted changes in tax laws	—	(137)	—	1,318
Other	4	10	20	31

Actual expense	$286	$280	$910	$2,497

*	Statutory tax rate was 21% for the three and nine months ended March 31, 2019 and 27.6% (blended rate) for three and nine months ended March 31, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of March 31, 2019, the Association meets all capital adequacy requirements to which it is subject.

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

As of March 31, 2019, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and June 30, 2018:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019:
Available-for-sale securities:
US Government and federal agency	$24,892	$—	$24,892	$—
Mortgage-backed securities – GSE residential	98,006	—	98,006	—
Small Business Administration	5,163	—	5,163	—
State and political subdivisions	2,866	—	2,866	—
Mortgage servicing rights	861	—	—	861

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Available-for-sale securities:
US Government and federal agency	$23,922	$—	$23,922	$—
Mortgage-backed securities – GSE residential	97,059	—	97,059	—
Small Business Administration	1,891	—	1,891	—
State and political subdivisions	3,124	—	3,124	—
Mortgage servicing rights	866	—	—	866

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2019. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2018 or June 30, 2017. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of March 31, 2019 or June 30, 2018.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2018	$866
Total realized and unrealized gains and losses included in net income	(37)
Servicing rights that result from asset transfers	102
Payments received and loans refinanced	(70)

Balance, March 31, 2019	$861

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(37)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and June 30, 2018:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019:
Impaired loans (collateral-dependent)	$72	$—	$—	$72
Foreclosed assets	$1,372	$—	$—	$1,372
June 30, 2018:
Impaired loans (collateral-dependent)	$—	$—	$—	$—

The following table presents recoveries (losses) recognized on assets measured on a non-recurring basis for the three months and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Impaired loans (collateral-dependent)	$—	$(68)	$—	$(68)
Foreclosed and repossessed assets held for sale	$(160)	$—	$(160)	$—

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2019 and June 30, 2018.

	Fair Value at March 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$861	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	6.6% - 11.5% (7.6%)
			Probability of default	0.00% - 0.17% (0.16%)
Impaired loans (collateral-dependent)	72	Market comparable properties	Marketability discount	10.0% (0.0%)
Foreclosed assets	1,372	Market comparable properties	Comparability adjustments (%)	7.8% (7.8%)

	Fair Value at June 30, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$866	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	6.3% - 10.3% (6.6%)
			Probability of default	0.00% - 0.17% (.16%)
Impaired loans (collateral-dependent)	—	Market comparable properties	Marketability discount	0.0% (0.0%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and June 30, 2018.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019:
Financial assets
Cash and cash equivalents	$6,558	$6,558	$—	$—
Interest-bearing time deposits in banks	2,500	2,500	—	—
Loans, net of allowance for loan losses	492,504	—	—	482,880
Federal Home Loan Bank stock	2,430	—	2,430	—
Accrued interest receivable	2,254	—	2,254	—
Financial liabilities
Deposits	517,679	—	217,871	299,253
Repurchase agreements	2,242	—	2,242	—
Federal Home Loan Bank advances	54,000	—	54,197	—
Advances from borrowers for taxes and insurance	1,227	—	1,227	—
Accrued interest payable	594	—	594	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Financial assets
Cash and cash equivalents	$4,754	$4,754	$—	$—
Interest-bearing time deposits in banks	1,750	1,750	—	—
Loans, net of allowance for loan losses	476,480	—	—	468,932
Federal Home Loan Bank stock	3,285	—	3,285	—
Accrued interest receivable	1,821	—	1,821	—
Financial liabilities
Deposits	480,421	—	216,841	261,898
Repurchase agreements	2,281	—	2,281	—
Federal Home Loan Bank advances	67,500	—	67,355	—
Advances from borrowers for taxes and insurance	309	—	309	—
Accrued interest payable	188	—	188	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

The methods utilized to estimate the fair value of financial instruments at June 30, 2018 did not necessarily represent an exit price. In accordance with the Company’s adoption of ASU 2016-01 as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2019 represent an approximation of exit price; however, an actual exit price may differ.

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

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston, Savoy, Champaign and Bourbonnais, Illinois and Osage Beach, Missouri. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.61% and 2.82% for the nine months ended March 31, 2019 and 2018, respectively. Net interest income increased to $13.4 million for the nine months ended March 31, 2019, from $13.2 million for the nine months ended March 31, 2018.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. However, in June 2017, one large credit in the amount of $7.8 million, secured by 45 one- to four-family properties, was moved to non-performing when the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. During the nine months ended March 31, 2019, these 45 properties with an aggregate value of $6.3 million were moved to foreclosed assets held for sale, and 38 of these properties were sold for an aggregate gain of $164,000. Our non-performing loans totaled $1.0 million, or 0.2%, of total loans at March 31, 2019 and $6.8 million, or 1.4%, of total loans at June 30, 2018. Our non-performing assets totaled $2.6 million or 0.4% of total assets at March 31, 2019, and $7.0 million, or 1.1% of total assets at June 30, 2018.

At March 31, 2019, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the nine months ended March 31, 2019 was $2.5 million, compared to a net income of $1.2 million for the nine months ended March 31, 2018. The nine months ended March 31, 2018 included an additional $1.3 million income tax expense due to a downward adjustment to our net deferred tax asset (“DTA”) related to the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. The Tax Act provides for a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which resulted in the downward adjustment to our DTA

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2019 and June 30, 2018

Total assets increased $23.6 million, or 3.7%, to $662.5 million at March 31, 2019 from $638.9 million at June 30, 2018. The increase was primarily due to a $16.0 million increase in net loans, a $4.9 million increase in investment securities, a $1.4 million increase in foreclosed assets held for sale, and a $1.8 million increase in cash and cash equivalents.

Net loans receivable, including loans held for sale, increased by $16.0 million, or 3.4%, to $492.5 million at March 31, 2019 from $476.5 million at June 30, 2018. The increase in net loans receivable during this period was due primarily to a $11.6 million, or 16.9%, increase in commercial business loans, a $11.1 million, or 7.9%, increase in commercial real estate loans, and a $758,000, or 5.5%, increase in construction loans, partially offset by a $5.7 million, or 4.2%, decrease in one-to four-family loans, a $1.0 million, or 1.0%, decrease in multi-family loans, and a $402,000, or 5.5%, decrease in consumer loans.

Investment securities, consisting entirely of securities available for sale, increased $4.9 million, or 3.9%, to $130.9 million at March 31, 2019 from $126.0 million at June 30, 2018. We had no securities classified as held to maturity at March 31, 2019 or June 30, 2018.

Between June 30, 2018 and March 31, 2019, foreclosed assets held for sale increased $1.4 million to $1.6 million, premises and equipment increased $454,000 to $10.7 million, and accrued interest receivable increased $433,000 to $2.3 million, while deferred income taxes decreased $1.3 million to $2.7 million, and Federal Home Loan Bank stock decreased $855,000 to $2.4 million. The increase in foreclosed assets held for sale was due to the large credit discussed in “Overview” above that resulted in 45 one- to four-family properties with an aggregate value of $6.3 million being transferred to foreclosed assets held for sale. The increase in premises and equipment was primarily due to the opening of a new office building in Champaign, Illinois, and the increase in accrued interest receivable was due to increases in the average balance of both loans and securities. The decrease in Federal Home Loan Bank stock was the result of a lower stock requirement due to a reduced balance of Federal Home Loan Bank advances, and the decrease in deferred income taxes was mostly due to a decrease in unrealized losses on sale of available-for-sale securities.

At March 31, 2019, our investment in bank-owned life insurance was $9.0 million, an increase of $202,000 from $8.8 million at June 30, 2018. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and that limit totaled $20.1 million at March 31, 2019.

Deposits increased $37.3 million, or 7.8%, to $517.7 million at March 31, 2019 from $480.4 million at June 30, 2018. Certificates of deposit, excluding brokered certificates of deposit, increased $29.0 million, or 12.7%, to $258.3 million, savings, NOW, and money market accounts increased $124,000 to $195.6 million, brokered certificates of deposit increased $7.2 million, or 20.9%, to $41.5 million, and noninterest bearing demand accounts increased $906,000, or 4.2%, to $22.3 million. Repurchase agreements decreased $39,000, or 1.7%, to $2.2 million. Borrowings, which consisted solely of advances from the Federal Home Loan Bank of Chicago, decreased $13.5 million, or 20.0%, to $54.0 million at March 31, 2019 from $67.5 million at June 30, 2018.

Advances from borrowers for taxes and insurance increased $918,000, or 297.1%, to $1.2 million at March 31, 2019, from $309,000 at June 30, 2018. Accrued interest payable increased $406,000, or 216.0%, to $594,000 at March 31, 2019, from $188,000 at June 30, 2018. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in accrued interest payable resulted from increases in both the average balance and average cost of interest-bearing liabilities.

Total equity decreased $1.6 million, or 1.9%, to $80.1 million at March 31, 2019 from $81.7 million at June 30, 2018. Equity decreased due to the repurchase of 290,356 shares of common stock at an aggregate cost of approximately $6.2 million and the payment of approximately $900,000 in dividends to our shareholders, partially offset by net income of $2.5 million, an increase of $2.5 million in accumulated other comprehensive income, net of tax, and ESOP and stock equity plan activity of $491,000. The Company announced a stock repurchase plan on December 5, 2018, whereby the Company could repurchase up to 290,356 shares of its common stock, or approximately 7.5% of its then current outstanding shares. All 290,356 shares of the Company’s common stock were repurchased by the Company during the nine months ended March 31, 2019 at an average price of $21.23 per share.

Comparison of Operating Results for the Nine Months Ended March 31, 2019 and 2018

General. Net income increased $1.3 million to $2.5 million for the nine months ended March 31, 2019, from $1.2 million for the nine months ended March 31, 2018. The increase in net income was largely due to a decrease of $1.3 million in provision for income tax as a result of the Tax Act enacted in December of 2017. The increase was also impacted by an increase in net interest income, a decrease in provision for loan losses and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased by $234,000, or 1.8%, to $13.4 million for the nine months ended March 31, 2019 from $13.2 million for the nine months ended March 31, 2018. The increase was due to an increase of $3.0 million in interest and dividend income, partially offset by an increase of $2.7 million in interest expense. A $43.0 million, or 7.3%, increase in the average balance of interest earning assets was offset by a $47.8 million, or 9.6%, increase in the average balance of interest-bearing liabilities. Our interest rate spread decreased by 21 basis points to 2.61% for the nine months ended March 31, 2019, compared to 2.82% for the nine months ended March 31, 2018, while our net interest margin decreased by 15 basis points to 2.82% for the nine months ended March 31, 2019 compared to 2.97% for the nine months ended March 31, 2018.

Interest and Dividend Income. Interest and dividend income increased $3.0 million, or 17.7%, to $19.8 million for the nine months ended March 31, 2019 from $16.8 million for the nine months ended March 31, 2018. The increase in interest and dividend income was primarily due to a $2.5 million increase in interest income on loans, a $445,000 increase in interest on securities, and a $71,000 increase in other interest income. The increase in interest income on loans resulted from a $27.9 million, or 6.0%, increase in the average balance of loans to $494.3 million for the nine months ended March 31, 2019, from $466.4 million for the nine months ended March 31, 2018, and a 43 basis point increase in the average yield on loans to 4.58% for the nine months ended March 31, 2019 from 4.15% for the nine months ended March 31, 2018. The increase in interest income on securities was due to a $15.3 million, or 13.3%, increase in the average balance of securities to $130.6 million for the nine months ended March 31, 2019 from $115.3 million for the nine months ended March 31, 2018, and a 17 basis point increase in the average yield of securities to 2.63% from 2.46%. The increase in other interest income was a result of a 107 basis point increase in the average yield in other investments, including Federal Home Loan Bank stock dividends and deposits with other financial institutions, to 3.47% from 2.40%, partially offset by a $252,000 decrease in the average balance of other investments.

Interest Expense. Interest expense increased $2.7 million, or 75.2%, to $6.4 million for the nine months ended March 31, 2019, from $3.7 million for the nine months ended March 31, 2018. The increase was primarily due to an increase in the average balance of interest-bearing liabilities and higher market rates during the nine months ended March 31, 2019.

Interest expense on interest-bearing deposits increased $2.0 million, or 65.7%, to $5.1 million for the nine months ended March 31, 2019 from $3.1 million for the nine months ended March 31, 2018. This increase was due to an increase of $37.9 million in the average balance of interest-bearing deposits to $475.5 million for the nine months ended March 31, 2019, from $437.6 million for the nine months ended March 31, 2018, as well as, a 49 basis point increase in the average cost of interest-bearing deposits to 1.43% for the nine months ended March 31, 2019 from 0.94% for the nine months ended March 31, 2018.

Interest expense on borrowings increased $719,000, or 126.6%, to $1.3 million for the nine months ended March 31, 2019 from $568,000 for the nine months ended March 31, 2018. This increase was due to an increase in the average balance of borrowings to $72.7 million for the nine months ended March 31, 2019, from $62.8 million for the nine months ended March 31, 2018, and a 115 basis point increase in the average cost of such borrowings to 2.36% for the nine months ended March 31, 2019 from 1.21% for the nine months ended March 31, 2018.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $436,000 for the nine months ended March 31, 2019, compared to a provision for loan losses of $468,000 for the nine months ended March 31, 2018. The allowance for loan losses was $6.4 million, or 1.28% of total loans, at March 31, 2019, compared to $5.7 million, or 1.23% of total loans, at March 31, 2018, and $5.9 million, or 1.23% of total loans, at June 30, 2018. Non-performing loans decreased $5.8 million to $1.0 million during the nine month period ended March 31, 2019. This decrease was the result of moving the 45 properties with an aggregate value of $6.3 million, that secured the large credit discussed in “overview” above, to foreclosed assets held for sale. During the nine months ended March 31, 2019, net charge-offs of $3,000 were recorded, while during the nine months ended March 31, 2018, net charge-offs of $1.6 million were recorded. Of the $1.6 million charged off in the nine months ended March 31, 2018, $1.5 million related to the one large credit discussed under “overview” above.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	At or for the Nine Months Ended March 31, 2019	At or for the Year Ended June 30, 2018
Allowance to non-performing loans	624.68%	87.06%
Allowance to total loans outstanding at the end of the period	1.28%	1.23%
Net charge-offs to average total loans outstanding during the period, annualized	0.00%	0.35%
Total non-performing loans to total loans	0.20%	1.42%
Total non-performing assets to total assets	0.40%	1.10%

Noninterest Income. Noninterest income increased $31,000, or 1.0%, and was $3.1 million for both the nine months ended March 31, 2019 and the nine months ended March 31, 2018. The increase was primarily due to an increase in brokerage commissions, an increase in gain on sale of loans, and an increase in gain on foreclosed assets, net, mostly offset by a decrease in bank-owned life insurance, net, and a decrease in mortgage banking income, net. For the nine months ended March 31, 2019, brokerage commissions increased $107,000 to $751,000, gain on sale of loans increased $54,000 to $227,000 and gain on foreclosed assets, net, increased $40,000 to $16,000, while bank-owned life insurance, net, decreased $109,000 to $202,000 and mortgage banking income, net, decreased $79,000 to $177,000. The increase in brokerage commissions was due to a change in the timing of commission payments, while gain on sale of loans resulted from an increase in the loans sold. The increase in gain on foreclosed assets, net, was mostly due to the sale of 38 of the 45 properties transferred to foreclosed assets held for sale and discussed in “overview” above. The decrease in bank-owned life insurance, net, was due to a benefit claim received in the nine months ended March 31, 2018, and decrease in mortgage banking income was the result of a decrease in the valuation of mortgage servicing rights.

Noninterest Expense. Noninterest expense increased $600,000, or 5.0%, to $12.6 million for the nine months ended March 31, 2019 from $12.0 million for the nine months ended March 31, 2018. The largest components of this increase were compensation and benefits, which increased $527,000, or 7.2%, office occupancy, which increased $111,000, or 19.5%, equipment expense, which increased $43,000, or 4.4%, and advertising expense, which increased $48,000, or 14.2%, and were partially offset by a $132,000, or 31.4%, decrease in professional services. Compensation and benefits increased due to increased staffing changes including additional staff for the Champaign office that opened in August 2018, normal salary increases and increased medical costs. Office occupancy, equipment expense, and advertising all increased as a result of the addition of the new Champaign office. The decrease in professional services was due to additional services received in the nine months ended March 31, 2018 than in the nine months ended March 31, 2019.

Income Tax Expense. We recorded a provision for income tax of $910,000 for the nine months ended March 31, 2019, compared to a provision for income tax of $2.5 million for the nine months ended March 31, 2018, reflecting effective tax rates of 26.5% and 66.8%, respectively. The effective tax rate for the nine months ended March 31, 2018, reflects the impact of the adjustment to the DTA, as discussed above under “overview”.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. Net income decreased $190,000 to $804,000 net income for the three months ended March 31, 2019 from a $994,000 net income for the three months ended March 31, 2018. The decrease was primarily due to an increase in noninterest expense, a decrease in noninterest income, and an increase in income tax expense, partially offset by an increase in net interest income and a decrease in provision for loan losses.

Net Interest Income. Net interest income increased $139,000 to $4.4 million for the three months ended March 31, 2019 from $4.3 million for the three months ended March 31, 2018. The increase was the result of an increase of $1.0 million in interest and dividend income, partially offset by an increase of $899,000 in interest expense. We had a $41.2 million, or 6.9%, increase in the average balance of interest earning assets, offset by a $47.6 million, or 9.4%, increase in average balance of interest-bearing liabilities. Our interest rate spread decreased by 15 basis points to 2.55% for the three months ended March 31, 2019 from 2.70% for the three months ended March 31, 2018, and our net interest margin decreased by 9 basis points to 2.78% for the three months ended March 31, 2019 from 2.87% for the three months ended March 31, 2018.

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 18.3%, to $6.7 million for the three months ended March 31, 2019 from $5.7 million for the three months ended March 31, 2018. The increase in interest and dividend income was mostly due to a $898,000 increase in interest income on loans, which resulted from a $31.4 million, or 6.7%, increase in the average balance of loans to $498.1 million for the three months ended March 31, 2019, from $466.7 million for the three months ended March 31, 2018, and by a 46 basis point, or 11.1%, increase in the average yield on loans to 4.62% from 4.16%. Interest income on securities increased $95,000, or 12.5%, as the average yield on securities increased 13 basis points to 2.63% for the three months ended March 31, 2019, from 2.50% for the three months ended March 31, 2018, and the average balance of securities increased $8.3 million, to $130.2 million, for the three months ended March 31, 2019, from $122.0 million for the three months ended March 31, 2018.

Interest Expense. Interest expense increased $899,000, or 65.6%, to $2.3 million for the three months ended March 31, 2019 from $1.4 million for the three months ended March 31, 2018. The increase was primarily due to a $47.6 million increase in the average balance of interest-bearing liabilities and a 56 basis point increase in the average cost of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $659,000, or 56.3%, to $1.8 million for the three months ended March 31, 2019 from $1.2 million for the three months ended March 31, 2018. This increase was due to a 45 basis point, or 43.3%, increase in the average cost of interest-bearing deposits to 1.50% for the three months ended March 31, 2019 from 1.05% for the three months ended March 31, 2018, as well as a $40.5 million, or 9.1%, increase in the average balance of interest-bearing deposits to $487.2 million for the three months ended March 31, 2019 from $446.7 million for the three months ended March 31, 2018.

Interest expense on borrowings increased by $240,000, or 120.0%, to $440,000 for the three months ended March 31, 2019 from $200,000 for the three months ended March 31, 2018. This increase was due to a 132 basis point, or 96.9%, increase in the average cost of borrowings to 2.68% for the three months ended March 31, 2019 from 1.36% for the three months ended March 31, 2018, as well as an increase in the average balance of borrowings of $7.1 million, or 12.0%, to $65.8 million for the three months ended March 31, 2019, from $58.7 million for the three months ended March 31, 2018.

Provision for Loan Losses. We recorded a provision for loan losses of $61,000 for the three months ended March 31, 2019, compared to a provision for loan losses of $110,000 for the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, $2,000 and $1.5 million in net charge-offs were recorded, respectively.

Noninterest Income. Noninterest income decreased $145,000, or 15.9%, to $768,000 for the three months ended March 31, 2019 from $913,000 for the three months ended March 31, 2018. The decrease was primarily due to a decrease in mortgage banking income, net, and a decrease in gain (loss) on foreclosed assets, net, partially offset by an increase in insurance commissions and an increase in gain on sale of loans. For the three months ended March 31, 2019, mortgage banking income, net, decreased $96,000 to $25,000 and gain (loss) on foreclosed assets, net, decreased $58,000 to $(82,000), while insurance commissions increased $31,000 to $160,000 and gain on sale of loans, net, increased $25,000 to $48,000. The decrease in mortgage banking income was the result of a decrease in the valuation of mortgage servicing rights while the decrease in gain (loss) on foreclosed assets, net, was mostly due to the sale of 9 of the 45 properties transferred to foreclosed assets held for sale and discussed in “Overview” above. The increase in insurance commissions was the result of higher contingency commissions earned in the three months ended March 31, 2019, and the increase in gain on sale of loans reflects an increase in loans sold to the Federal Home Loan Bank of Chicago in the three months ended March 31, 2019.

Noninterest Expense. Noninterest expense increased $227,000, or 5.9%, to $4.1 million for the three months ended March 31, 2019 from $3.8 million for the three months ended March 31, 2018. The largest components of this increase were compensation and benefits, which increased $208,000, or 8.6%, office occupancy, which increased $34,000, or

16.5%, and equipment expense, which increased $30,000, or 9.5%, and they were partially offset by a $79,000, or 51.3%, decrease in professional services. Compensation and benefits, office occupancy, and equipment expense all increased as a result of the addition of the new Champaign office. The decrease in professional services was due to additional services received in the three months ended March 31, 2018.

Income Tax Expense. We recorded a provision for income tax of $286,000 for the three months ended March 31, 2019, compared to a provision for income tax of $280,000 for the three months ended March 31, 2018, reflecting effective tax rates of 26.2% and 22.0%, respectively.

Asset Quality

At March 31, 2019, our non-accrual loans totaled $707,000, including $510,000 in one-to four-family loans, $25,000 in commercial real estate loans, and $172,000 in commercial business. At March 31, 2019, we had three one- to four-family loans totaling $262,000, one home equity line of credit for $21,000, and four consumer loans totaling $31,000, which were delinquent 90 days or greater and still accruing interest.

At March 31, 2019, $3.5 million in loans were classified as substandard, $90,000 in loans were classified as doubtful and no loans were classified as loss. Loans classified as substandard consisted of $1.9 million in one-to four-family loans, $162,000 in multi-family loans, $260,000 in commercial real estate loans, $21,000 in home equity lines of credit, $1.2 million in commercial business loans, and $31,000 in consumer loans. Loans classified as doubtful consisted of $90,000 in one-to four-family loans.

At March 31, 2019, watch assets consisted of $1.1 million in commercial real estate loans and $1.5 million in commercial business loans.

Troubled Debt Restructurings (“TDRs”). TDRs include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At March 31, 2019 and June 30, 2018, we had $1.5 million and $2.9 million, respectively, of TDRs. At March 31, 2019 our TDRs consisted of $1.5 million in one-to four-family loans, $8,000 in commercial real estate loans, $23,000 in home equity lines of credit and $3,000 in consumer loans.

Foreclosed Assets. At March 31, 2019, we had $1.6 million in foreclosed assets compared to $219,000 as of June 30, 2018. Foreclosed assets at March 31, 2019 consisted of $1.4 million in residential real estate properties, $219,000 in commercial non-occupied property, and $20,000 in business assets, while foreclosed assets at June 30, 2018 consisted of $219,000 in commercial non-occupied property.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine-month periods ended March 31, 2019 and 2018:

	Nine months ended March 31,
	2019	2018
Balance, beginning of period	$5,945	$6,835
Loans charged off
Real estate loans:
One-to four-family	—	(1,572)
Multi-family	—	—
Commercial	—	—
HELOC	(15)	(25)
Construction	—	—
Commercial business	—	—
Consumer	(13)	(10)

Gross charged off loans	(28)	(1,607)

Recoveries of loans previously charged off	22	—
Real estate loans:
One-to four-family
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	3	7

Gross recoveries of charged off loans	25	7

Net charge offs	(3)	(1,600)

Provision charged to expense	436	468

Balance, end of period	$6,378	$5,703

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $433,000 to $6.4 million at March 31, 2019, from $5.9 million at June 30, 2018. The increase was the result of an increase in outstanding loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at March 31, 2019.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. As the Company has seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of March 31, 2019 and June 30, 2018:

Portfolio segment	March 31, 2019 Net charge-offs 12 quarter weighted historical	June 30, 2018 Net charge-offs 12 quarter weighted historical
Real Estate:
One-to four-family	0.40%	0.65%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.18%	0.23%
Construction	0.00%	0.00%
Commercial business	0.02%	0.02%
Consumer	0.02%	0.04%

Total portfolio	0.13%	0.20%

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

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at March 31, 2019	Qualitative factor applied at June 30, 2018
Real Estate:
One-to four-family	0.40%	0.13%
Multi-family	1.57%	1.56%
Commercial	1.18%	1.21%
HELOC	0.82%	0.77%
Construction	1.37%	1.22%
Commercial business	1.96%	1.98%
Consumer	0.75%	0.74%

Total portfolio	1.15%	1.05%

At March 31, 2019, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.7 million, as compared to $5.1 million at June 30, 2018. The general increase in qualitative factors was attributable primarily to a change in the portfolio mix which resulted in higher balances in loans with slightly higher qualitative factors at March 31, 2019.

While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio, the increase in TDRs and the potential changes in market conditions, our level of nonperforming assets and resulting charge-offs may fluctuate. Higher levels of net charge-offs requiring additional provisions for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2019, the nine months ended March 31, 2019 and the year ended June 30, 2018, our liquidity ratio averaged 20.6%, 20.4% and 19.8% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2019.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $6.6 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $2.5 million at March 31, 2019.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $3.8 million and $1.6 million for the nine months ended March 31, 2019 and 2018, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and Federal Home Loan Bank stock, offset by net cash provided by principal collections on loans, proceeds from maturing securities, the sale of securities, the redemption of Federal Home Loan Bank stock, and pay downs on mortgage-backed securities. Net cash used in investing activities was $(20.0) million and $(34.1) million for the nine months ended March 31, 2019 and 2018, respectively. Net cash provided by financing activities consisted primarily of the activity in deposit accounts, FHLB Advances, dividends paid, and stock repurchases. The net cash provided by financing activities was $18.0 million and $34.7 million for the nine months ended March 31, 2019 and 2018, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2019 and June 30, 2018.

	March 31, 2019	June 30, 2018
	(Dollars in thousands)
Commitments to fund loans	$3,220	$9,246
Lines of credit	54,360	53,542

At March 31, 2019, certificates of deposit due within one year of March 31, 2019 totaled $177.7 million, or 34.3% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2020. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $54.0 million at March 31, 2019. At March 31, 2019, we had the ability to borrow up to an additional $175.8 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $26.9 million from the Federal Reserve based on current collateral pledged.

During the nine months ended March 31, 2019, 290,356 shares were repurchased as part of the stock repurchase program that was announced by the Company on December 5, 2018, which allowed the Company to repurchase up to 290,356 shares of its common stock, or approximately 7.5% of the then current outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of March 31, 2019, the Company had repurchased all 290,356 shares under this plan at an average price of $21.23 per share.

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

	March 31, 2019 Actual	June 30, 2018 Actual	Minimum to Be Well Capitalized
Tier 1 capital to total assets
Association	11.1%	11.5%	5.0%
Company	12.1%	13.4%	N/A
Common equity tier 1 to risk-weighted assets
Association	14.7%	14.9%	6.5%
Company	16.0%	17.3%	N/A
Tier 1 capital to risk-weighted assets
Association	14.7%	14.9%	8.0%
Company	16.0%	17.3%	N/A
Total capital to risk-weighted assets
Association	15.9%	16.1%	10.0%
Company	17.2%	18.5%	N/A

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

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Assets
Loans	$498,101	$5,747	4.62%	$466,703	$4,849	4.16%
Securities:
U.S. government, federal agency and government-sponsored enterprises	30,065	194	2.58%	22,541	130	2.31%
Mortgage-backed:
GSE-residential	97,446	651	2.67%	96,431	616	2.56%
State and political subdivisions	2,726	12	1.76%	2,981	16	2.15%

Total securities	130,237	857	2.63%	121,953	762	2.50%
Other	11,992	109	3.64%	10,443	64	2.45%

Total interest-earning assets	640,330	6,713	4.19%	599,099	5,675	3.79%
Non-interest earning assets	22,370			15,368

Total assets	$662,700			$614,467

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$52,168	36	0.28%	$46,882	16	0.14%
Savings accounts	44,127	44	0.40%	44,442	27	0.24%
Money market accounts	96,178	298	1.24%	97,412	250	1.03%
Certificates of deposit	294,690	1,451	1.97%	257,944	877	1.36%

Total interest-bearing deposits	487,163	1,829	1.50%	446,680	1,170	1.05%
Federal Home Loan Bank Advances and repurchase agreements	65,786	440	2.68%	58,717	200	1.36%

Total interest-bearing liabilities	552,949	2,269	1.64%	505,397	1,370	1.08%
Noninterest-bearing liabilities	30,425			27,088

Total liabilities	583,374			532,485
Stockholders’ equity	79,326			81,982

Total liabilities and stockholders’ equity	$662,700			$614,467

Net interest income		$4,444			$4,305

Interest rate spread (1)			2.55%			2.70%
Net interest margin (2)			2.78%			2.87%
Net interest-earning assets (3)	$87,381			$93,702

Average interest-earning assets to interest-bearing liabilities	116%			119%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$494,318	$16,973	4.58%	$466,419	$14,512	4.15%
Securities:
U.S. government, federal agency and government-sponsored enterprises	29,631	562	2.53%	21,217	377	2.37%
Mortgage-backed:
GSE-residential	98,130	1,971	2.68%	90,914	1,701	2.49%
State and political subdivisions	2,841	40	1.88%	3,144	50	2.12%

Total securities	130,602	2,573	2.63%	115,275	2,128	2.46%
Other	9,368	244	3.47%	9,620	173	2.40%

Total interest-earning assets	634,288	19,790	4.16%	591,314	16,813	3.79%
Non-interest earning assets	22,718			18,602

Total assets	$657,006			$609,916

	For the Nine Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$49,745	102	0.27%	$46,483	37	0.11%
Savings accounts	42,853	133	0.41%	42,734	56	0.17%
Money market accounts	97,054	911	1.25%	94,737	558	0.79%
Certificates of deposit	285,846	3,960	1.85%	253,648	2,431	1.28%

Total interest-bearing deposits	475,498	5,106	1.43%	437,602	3,082	0.94%
Federal Home Loan Bank Advances and repurchase agreements	72,713	1,287	2.36%	62,764	568	1.21%

Total interest-bearing liabilities	548,211	6,393	1.55%	500,366	3,650	0.97%
Noninterest-bearing liabilities	28,235			25,878

Total liabilities	576,446			526,244
Stockholders’ equity	80,560			83,672

Total liabilities and stockholders’ equity	$657,006			$609,916

Net interest income		$13,397			$13,163

Interest rate spread (1)			2.61%			2.82%
Net interest margin (2)			2.82%			2.97%
Net interest-earning assets (3)	$86,077			$90,948

Average interest-earning assets to interest-bearing liabilities	116%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended March 31, 2019 vs. 2018			Nine Months Ended March 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$340	$558	$898	$901	$1,560	$2,461
Securities	54	41	95	293	152	445
Other	11	34	45	(7)	78	71

Total interest-earning assets	$405	$633	$1,038	$1,187	$1,790	$2,977

Interest-bearing liabilities:
Interest-bearing checking or NOW	$2	$18	$20	$3	$62	$65
Savings accounts	(2)	19	17	—	77	77
Certificates of deposit	138	436	574	339	1,190	1,529
Money market accounts	(22)	70	48	14	339	353

Total interest-bearing deposits	116	543	659	356	1,668	2,024
Federal Home Loan Bank advances and repurchase agreements	26	214	240	102	617	719

Total interest-bearing liabilities	$142	$757	$899	$458	$2,285	$2,743

Change in net interest income	$263	$(124)	$139	$729	$(495)	$234

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2019, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended March 31, 2019 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/19 –1/31/19	11,500	$20.14	11,500	23,856
2/1/19 – 2/28/19	8,800	20.82	8,800	15,056
3/1/19 – 3/31/19	15,056	21.10	15,056	—

Total	35,356	$20.72	35,356	—

(1)

The Company announced a stock repurchase plan on December 5, 2018, whereby the Company could repurchase up to 290,356 shares of its common stock, or approximately 7.5% of the Company’s then outstanding shares. There were 35,356 shares of the Company’s common stock repurchased by the Company during the three months ended March 31, 2019. As of March 31, 2019, all 290,356 shares had been repurchased under the plan at an average price of $21.23 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 9, 2019	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: May 9, 2019	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)