Form 10-K
period 2019-06-30
IF Bancorp, Inc.
filed 2019-09-12
CIK 1514743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35226

IF BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	45-1834449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 East Cherry Street, Watseka, Illinois	60970
(Address of principal executive offices)	(Zip Code)

(815) 432-2476

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IROQ	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2018 was $53,353,934.

The number of shares outstanding of the registrant’s common stock as of September 4, 2019 was 3,560,852.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 25, 2019 are incorporated by reference in Part III of this Form 10-K.

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

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2019 and 2018, we had consolidated assets of $723.9 million and $638.9 million, consolidated deposits of $607.0 million and $480.4 million and consolidated equity of $82.5 million and $81.7 million, respectively.

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

IF Bancorp, Inc. is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

We make available free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Market Area

We conduct our operations from our seven full-service banking offices located in the municipalities of Watseka, Danville, Clifton, Hoopeston, Savoy, Bourbonnais and Champaign, Illinois and our loan production and wealth management office in Osage Beach, Missouri. Our primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the adjacent counties in Illinois and Indiana within 30 miles of a branch or loan production office. Our loan production and wealth management office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan.

In recent years, Iroquois and Vermilion Counties, our traditional primary market areas, have experienced negative growth, reflecting in part, the economic downturn. However, Champaign County, where our Savoy and Champaign branches are located, has experienced population growth. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 28,000 in July 2018, a decrease of 7.1% since April 2010, Vermilion County had an estimated population of 77,000 in July 2018, a decrease of 5.9% since April 2010, and Kankakee County had an estimated population of 110,000 in July 2018, a decrease of 3.0% since April 2010, while Champaign County had an estimated population of 210,000 in July 2018, an increase of 4.4% since April 2010. Unemployment rates in our primary market have decreased over the last year. According to the Illinois Department of Employment Security, unemployment, on a non-seasonally adjusted basis, decreased from 3.8% to 3.4% in Iroquois County, from 6.0% to 4.7% in Vermilion County, from 4.7% to 3.8% in Champaign County, and from 4.9% to 4.3% in Kankakee County.

The economy in our primary market is fairly diversified. Employment in healthcare, manufacturing, and retail trade serve as the basis of the Vermilion County and Kankakee County economies, while education and healthcare are dominant in Champaign County. Agriculture and agriculture-related business, hospital and other healthcare providers, local schools, and retail businesses are major employers in Iroquois County.

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

Competition

We face intense competition in our market area both in making loans and attracting deposits. We also compete with commercial banks, credit unions, savings institutions, mortgage brokerage firms, finance companies, mutual funds, insurance companies and investment banking firms. Some competitors in our newer markets have the natural advantage of greater name recognition and market presence, while we work to increase our market share in those markets.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2018, the latest date for which FDIC data is available, we ranked first of 12 bank and thrift institutions with offices in Iroquois County with a 25.01% deposit market share. As of the same date, we ranked first of 16 bank and thrift institutions with offices in Vermilion County with a 17.83% deposit market share, we ranked 21st of 31 bank and thrift institutions with offices in Champaign County, with a 0.67% deposit market share and we ranked 13th of 16 bank and thrift institutions with offices in Kankakee County, with a 1.01% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land development loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2019 and 2018, the amount of such loans equaled $4.8 million and $5.9 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2019 and 2018, the amount of such loans equaled $29.5 million and $32.9 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

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

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $99.0 million and $95.8 million as of June 30, 2019 and 2018, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $316,000, $206,000, $186,000, $0 and $93,000 at June 30, 2019, 2018, 2017 2016 and 2015, respectively.

	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$129,290	26.19%	$134,977	27.99%	$140,647	31.47%	$149,538	33.29%	$144,887	40.18%
Multi-family	104,663	21.20	107,436	22.28	87,228	19.52	84,200	18.15	58,399	16.20
Commercial	143,367	29.04	140,944	29.22	133,841	29.94	119,643	26.64	103,614	28.74
Home equity lines of credit	8,938	1.81	9,058	1.88	7,520	1.68	8,138	1.81	7,713	2.14
Construction	16,113	3.26	13,763	2.85	7,421	1.66	19,698	4.39	471	0.13
Commercial	84,246	17.06	68,720	14.25	62,392	13.96	57,826	12.87	37,151	10.30
Consumer	7,136	1.44	7,366	1.53	7,905	1.77	10,086	2.25	8,325	2.31

Total loans	493,753	100.00%	482,264	100.00%	446,954	100.00%	449,129	100.00%	360,560	100.00%

Less:
Unearned fees and discounts, net	(349)		(161)		(203)		30		155
Allowance for loan losses	6,328		5,945		6,835		5,351		4,211

Total loans, net	$487,774		$476,480		$440,322		$443,748		$356,194

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2019. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2019.

	One- to four-family residential real estate (1)		Multi-family real estate		Commercial real estate		Home equity lines of credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2020	$7,619	5.44%	$7,367	4.36%	$17,728	4.33%	$450	5.35%
2021	4,814	4.97	24,556	3.82	25,917	4.18	685	4.75
2022 to 2023	16,997	4.87	52,506	4.37	57,803	4.77	1,719	4.76
2024 to 2028	21,579	5.21	20,027	4.76	37,099	4.94	1,401	5.69
2029 to 2033	8,646	4.90	143	6.50	1,646	4.80	3,716	5.16
2034 and beyond	69,635	4.38	64	6.13	3,174	5.11	967	4.44

Total	$129,290	4.70%	$104,663	4.32%	$143,367	4.66%	$8,938	5.07%

	Construction		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2020	$2,606	5.47%	$60,246	5.82%	$634	5.32%	$96,650	5.39%
2021	7,641	6.00	4,543	5.03	1,489	5.83	69,645	4.40
2022 to 2023	4,382	5.61	7,630	5.61	2,933	5.78	143,970	4.73
2024 to 2028	808	5.58	10,679	5.03	2,080	4.50	93,673	4.98
2029 to 2033	—	—	1,111	4.18	—	—	15,262	4.92
2034 and beyond	676	5.33	37	5.50	—	—	74,553	4.42

Total	$16,113	5.76%	$84,246	5.63%	$7,136	5.38%	$493,753	4.82%

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2019 that are contractually due after June 30, 2020.

	Due After June 30, 2020
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family (1)	$51,132	$70,539	$121,671
Multi-family	93,648	3,648	97,296
Commercial	108,758	16,881	125,639
Home equity lines of credit	3,335	5,153	8,488
Construction	5,190	8,317	13,507
Commercial	22,002	1,998	24,000
Consumer	6,502	—	6,502

Total loans	$290,567	$106,536	$397,103

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2019, $129.3 million, or 26.2% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of five to seven years and annual interest rate adjustments thereafter. Our adjustable rate mortgage loans amortize over a period of up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 102%. Private mortgage insurance or participation in a government sponsored program is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2019, fixed-rate one- to four-family residential mortgage loans totaled $58.0 million, or 44.8% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $71.3 million, or 55.2% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $484,350 for single-family homes. At June 30, 2019, our average one- to four-family residential mortgage loan had a principal balance of $83,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2019, $22.0 million, or 17.0%, of our total one- to four-family residential loans had principal balances in excess of $484,350. Most of our jumbo loans are originated with a seven-year fixed-rate term and an annual adjustable rate thereafter, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $3.4 million and $3.6 million for the years ended June 30, 2019 and 2018, respectively. In October 2015, we began to also sell loans to FHLBC under its Mortgage Partnership Finance Original Program. Total loans sold under this program were approximately $13.7 million and $14.3 million for the years ended June 30, 2019 and 2018, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

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

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2019, approximately $1.6 million, or 1.2% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2019, $143.4 million, or 29.0% of our loan portfolio consisted of commercial real estate loans, and $104.7 million, or 21.2% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2019, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois, Indiana and Missouri.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, churches, and farm loans secured by real estate. At June 30, 2019, loans secured by commercial real estate had an average loan balance of $510,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 25 years. At June 30, 2019, $17.5 million or 12.2% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 25 years. At June 30, 2019, $3.8 million or 3.6% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2019, our largest commercial real estate loan had an outstanding balance of $6.6 million, was secured by a commercial building, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $10.9 million, was secured by multiple apartment buildings with a total of 353 units, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2019 we had $8.9 million, or 1.8% of our total loan portfolio in home equity lines of credit. At that date we had $6.7 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2019, we had $84.2 million of commercial business loans outstanding, representing 17.1% of our total loan portfolio. At that date, we also had $27.6 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

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

At June 30, 2019, our largest commercial business loan outstanding was for $5.1 million and was secured by commercial business assets. At June 30, 2019, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2019, $16.1million, or 3.3%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties.

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

At June 30, 2019, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2019 was for a 93 unit apartment building and had a principal balance of $7.2 million. This loan was performing in accordance with its terms at June 30, 2019.

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

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2019 and 2018, the amount of commercial loan participations totaled $29.5 million and $32.9 million, respectively, of which $12.0 million and $11.0 million, at June 30, 2019 and 2018 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program and its Mortgage Partnership Finance Original Program. We retain servicing on all loans sold under these programs. During the years ended June 30, 2019 and 2018, we sold $17.1 million and $17.9 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, and after October 2015, we also retained some credit risk associated with a portion of the loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Loan Losses—Other Credit Risk.”

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

Iroquois Federal’s policies and loan approval limits are established by our Board of Directors. Our loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority) generally have authority to approve one- to four-family residential mortgage loans and other secured loans up to $375,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $2,000,000 and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, and up to four other Board members.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2019, 2018, 2017, 2016 and 2015, we had troubled debt restructurings of approximately $1.5 million, $2.9 million, $3.1 million, $2.3 million and $2.6 million, respectively. At the dates presented, we had one loan that was delinquent 120 days or greater and that were still accruing interest. This loan is a performing TDR with more than 2 years of payments as agreed, but it is still listed as delinquent more than 120 days.

.

	At June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$414	$6,339	$9,105	$1,604	$2,724
Multi-family	—	116	146	185	240
Commercial	18	50	25	63	46
Home equity lines of credit	20	—	24	316	—
Construction	—	—	—	—	—
Commercial	60	30	84	9	21
Consumer	29	—	—	—	14

Total non-accrual loans	541	6,535	9,384	2,177	3,045

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	226	293	155	4	15
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	1	—	8	7

Total loans delinquent 90 days or greater and still accruing	226	294	155	12	22

Total non-performing loans	767	6,829	9,539	2,189	3,067

Performing troubled debt restructurings	1,310	2,675	2,211	2,084	1,855
Total non-performing loans and performing troubled debt restructurings	$2,264	$9,504	$11,750	$4,273	$4,922

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	539	—	210	338	50
Multi-family	—	—	—	—	—
Commercial	219	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	20	219	219	—	—
Consumer	—	—	—	—	—

Total other real estate owned and foreclosed assets	778	219	429	338	50

Total non-performing assets	$1,545	$7,048	$9,968	$2,527	$3,117

Ratios:
Non-performing loans to total loans	0.16%	1.42%	2.13%	0.49%	0.85%
Non-performing assets to total assets	0.21%	1.10%	1.70%	0.42%	0.55%

(1)	Includes home equity loans.

For the years ended June 30, 2019 and 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $25,000 and $554,000, respectively. We recognized no interest income on such loans for the years ended June 30, 2019 and 2018.

At June 30, 2019, our non-accrual loans totaled $541,000. These non-accrual loans consisted primarily of eight one- to four-family residential loans with aggregate principal balances totaling $414,000 and specific allowances totaling $13,000, one home equity line of credit with principal balance of $20,000 and no specific allowance, three commercial real estate loans with aggregate principal balances totaling $18,000 and no specific allowances, two commercial business loans with aggregate principal balances totaling $60,000 with no specific allowances, and five consumer loans with aggregate principal balances of $29,000 and specific allowances totaling $10,000.

The $6.3 million of non-accrual one- to four-family loans at June 30, 2018 was related to one credit relationship. In June 2017, a $7.8 million loan secured by 45 one- to four-family properties was moved to non-performing when the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. As of June 30, 2018, we had accrued real estate taxes of $577,000 and we had charged off $1.5 million of the credit to reflect the net realizable value of the properties. During the year ended June 30, 2019, these 45 properties, with an aggregate value of $6.3 million, were moved to foreclosed assets held for sale, and 43 of these properties were sold.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2019 and 2018, we had $1.5 million and $2.9 million, respectively, of troubled debt restructurings. At June 30, 2019 our troubled debt restructurings consisted of $1.5 million of residential one- to four-family mortgage loans, $6,000 of commercial real estate loans, $22,000 of home equity lines of credit loans, and $2,000 of consumer loans, all of which were impaired.

For the years ended June 30, 2019 and 2018, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $84,000 and $176,000, respectively. We recognized interest income of $56,000 and $137,000 on such modified loans for the years ended June 30, 2019 and 2018, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2019
Real estate loans:
One- to four-family (1)	5	255	10	481	15	736
Multi-family	—	—	—	—	—	—
Commercial	1	6	2	12	3	18
Home equity lines of credit	1	26	1	20	2	46
Construction	—	—	—	—	—	—
Commercial	—	—	2	60	2	60
Consumer	—	—	5	29	5	29

Total loans	7	$287	20	$602	27	$889

At June 30, 2018
Real estate loans:
One- to four-family (1)	4	207	10	6,633	14	6,840
Multi-family	—	—	1	2	1	2
Commercial	1	13	2	37	3	50
Home equity lines of credit	1	23	—	—	1	23
Construction	—	—	—	—	—	—
Commercial	—	—	1	30	1	30
Consumer	2	29	1	1	3	30

Total loans	8	$272	15	$6,703	23	$6,975

At June 30, 2017
Real estate loans:
One- to four-family (1)	4	158	5	540	9	698
Multi-family	—	—	—	—	—	—
Commercial	1	84	—	—	1	84
Home equity lines of credit	—	—	1	24	1	24
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	3	6	—	—	3	6

Total loans	8	$248	6	$564	14	$812

At June 30, 2016
Real estate loans:
One- to four-family (1)	6	148	9	1,489	15	1,637
Multi-family	—	—	—	—	—	—
Commercial	2	97	1	27	3	124
Home equity lines of credit	—	—	1	316	1	316
Construction	—	—	—	—	—	—
Commercial	1	100	—	—	1	100
Consumer	1	5	1	8	2	13

Total loans	10	$350	12	$1,840	22	$2,190

At June 30, 2015
Real estate loans:
One- to four-family (1)	14	724	17	2,279	31	3,003
Multi-family	1	31	—	—	1	31
Commercial	3	137	—	—	3	137
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	21	—	—	1	21
Consumer	—	—	3	21	3	21

Total loans	19	$913	20	$2,300	39	$3,213

(1)	Includes home equity loans.

Total delinquent loans decreased by $6.1 million to $889,000 at June 30, 2019 from $7.0 million at June 30, 2018. The decrease in delinquent loans was due primarily to one large non-performing credit at June 30, 2018, that secured 45 one- to four-family properties with an aggregate value of $6.3 million that were moved to foreclosed assets held for sale during the year ended June 30, 2019. During the year ended June 30, 2019, 43 of these 45 properties were sold.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2019, we had $778,000 in foreclosed assets compared to $219,000 as of June 30, 2018. During the year ended June 30, 2019, 45 properties, securing one large credit and with an aggregate value of $6.3 million, were moved to foreclosed assets held for sale, and 43 of these properties were sold. Foreclosed assets at June 30, 2019, consisted of $539,000 in residential real estate properties, $219,000 in commercial non-occupied property, and $20,000 in business assets, while foreclosed assets at June 30, 2018, consisted of $219,000 in commercial nonoccupied property.

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

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2019 and 2018, include approximately $767,000 and $6.8 million of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $23,000 and $3,000 at June 30, 2019 and 2018, respectively. Substandard assets shown include foreclosed assets.

	At June 30,
	2019	2018
	(In thousands)
Classified assets:
Substandard	$4,096	$2,617
Doubtful	10	6,332

Loss	—	—

Total classified assets	4,106	8,949
Watch	2,415	2,294

Total criticized assets	$6,521	$11,243

At June 30, 2019, substandard assets consisted of $1.9 million of one- to four-family residential mortgage loans, $159,000 in multi-family loans, $251,000 of commercial real estate loans, $20,000 in home equity lines of credit, $965,000 of commercial business loans, $19,000 of consumer loans, and $778,000 of foreclosed assets held for sale. At June 30, 2019, watch assets consisted $1.0 million of commercial real estate loans and $1.4 million of commercial business loans, while doubtful assets consisted of $10,000 in consumer loans. During the year ended June 30, 2019, 45 properties, securing one large credit and with an aggregate value of $6.3 million, were moved to foreclosed assets held for sale, and 43 of these properties were sold. At June 30, 2019, no assets were classified as loss.

Other Loans of Concern. At June 30, 2019, there were no other loans or other assets that are not disclosed in the text or tables above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago. Between 2000 and 2004, we sold loans under its Mortgage Partnership Finance (MPF) 100 Program. Then from 2004 to December 2008, and again starting in October 2015, loans were sold under its MPF Original Program. However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We sold $13.7 million in loans under the MPF Original program in the year ended June 30, 2019, and we continue to service approximately $42.7 million of loans in the MPF 100 and MPF Original Programs combined, for which our maximum potential credit risk is approximately $1.9 million. From June 2000 to June 30, 2019, we experienced only $170,000 in actual losses under the MPF 100 and MPF Original Programs combined. We have also sold loans to the Federal Home Loan Bank of Chicago since December 2008 under its MPF Xtra Program. Unlike loans sold under the MPF 100 and MPF Original Programs, we do not retain any credit risk with respect to loans sold under the MPF Xtra Program.

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

Determination of Specific Allowances for Identified Problem Loans. The Company establishes a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows, the loan’s observable market value, or, for collateral-dependant loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors used in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, the Company also considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

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

The allowance for loan losses increased $383,000 to $6.3 million at June 30, 2019, from $5.9 million at June 30, 2018. The increase was a result of an increase in outstanding loans and corresponding provision expense, partially offset by net charge-offs of $24,000, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at June 30, 2019.

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

The following table sets forth the Company’s weighted average historical net charge-offs as of June 30, 2019 and June 30, 2018:

Portfolio segment	June 30, 2019 Net charge-offs – 12 quarter weighted historical	June 30, 2018 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.38%	0.65%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.17%	0.23%
Construction	0.00%	0.00%
Commercial business	0.01%	0.02%
Consumer	0.02%	0.04%
Entire portfolio total	0.12%	0.20%

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

Portfolio segment	Qualitative factor applied at June 30, 2019	Qualitative factor applied at June 30, 2018
Real Estate:
One- to four-family	0.42%	0.13%
Multi-family	1.57%	1.56%
Commercial	1.18%	1.21%
HELOC	0.83%	0.77%
Construction	1.32%	1.22%
Commercial business	1.96%	1.98%
Consumer	0.75%	0.74%
Entire portfolio total	1.16%	1.05%

At June 30, 2019, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.7 million, as compared to $5.1 million at June 30, 2018. The general increase in qualitative factors was attributable primarily to actual losses versus minimum expected losses already factored.

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$5,945	$6,835	$5,351	$4,211	$3,958

Charge-offs:
Real estate loans:
One- to four-family (1)	(17)	(1,608)	(232)	(188)	(231)
Multi-family	—	—	—	—	—
Commercial	—	—	(8)	(3)	—
Home equity lines of credit	(15)	(24)	—	(32)	(35)
Construction	—	—	—	—	—
Commercial	—	(30)	—	—	—
Consumer	(18)	(14)	(35)	(10)	(12)

Total charge-offs	(50)	(1,676)	(275)	(233)	(278)

Recoveries:
Real estate loans:
One- to four-family (1)	22	1	32	5	29
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	—	—	—	—	13
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	4	8	6	2	29

Total recoveries	26	9	38	7	71
Net charge-offs	(24)	(1,667)	(237)	(226)	(207)

Provision for loan losses	407	777	1,721	1,366	460

Balance at end of period	$6,328	$5,945	$6,835	$5,351	$4,211

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.35%	0.05%	0.05%	0.01%
Allowance for loan losses to non-performing loans at end of period	825.03%	87.06%	71.66%	244.39%	137.30%
Allowance for loan losses to total loans at end of period	1.28%	1.23%	1.53%	1.19%	1.17%

(1)	Includes home equity loans.

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

	At June 30,
	2019		2018		2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,031	26.2%	$997	28.0%	$2,519	31.5%
Multi-family	1,642	21.2	1,650	22.3	1,336	19.5
Commercial	1,623	29.0	1,604	29.2	1,520	29.9
Home equity lines of credit	89	1.8	91	1.9	76	1.7
Construction	213	3.3	168	2.9	75	1.6
Commercial	1,659	17.1	1,373	14.2	1,242	14.0
Consumer	71	1.4	62	1.5	67	1.8

Total allocated allowance	6,328		5,945		6,835
Unallocated	—		—		—

Total	$6,328	100.0%	$5,945	100.0%	$6,835	100.0%

(1)	Includes home equity loans.

	At June 30,
	2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,198	33.3%	$1,216	40.2%
Multi-family	1,202	18.8	827	16.2
Commercial	1,399	26.6	1,246	28.8
Home equity lines of credit	94	1.8	85	2.1
Construction	227	4.4	6	0.1
Commercial	1,140	12.9	744	10.3
Consumer	91	2.2	87	2.3

Total allocated allowance	5,351		4,211
Unallocated	—		—

Total	$5,351	100.0%	$4,211	100.0%

(1)	Includes home equity loans.

Net charge-offs decreased to $24,000 for the year ended June 30, 2019, from $1.7 million for the year ended June 30, 2018. Charge-offs for the year ended June 30, 2019 involved one- to four-family real estate loans, home equity lines of credit and consumer loans, while most of the charge-offs during the year ended June 30, 2018, involved one- to four-family residential real estate loans. In addition, non-performing loans decreased by $6.1 million during the year ended June 30, 2019.

The allowance for loan losses increased $383,000, or 6.4%, to $6.3 million at June 30, 2019 from $5.9 million at June 30, 2018. The increase was due to an increase in the loan portfolio and the change in loan portfolio composition, partially offset by charge-offs. At June 30, 2019, the allowance for loan losses represented 1.28% of total loans compared to 1.23% of total loans at June 30, 2018.

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

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2019, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

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

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2019, we held $2.9 million of municipal securities, all of which were issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2019, we held $1.2 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $24.0 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2019, we had $9.1million invested in bank-owned life insurance, which was 11.1% of our Tier 1 capital plus our allowance for loan losses.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Chicago stock, federally insured interest-earning time deposits and bank-owned life insurance. As of June 30, 2019, 2018 and 2017 all of such securities were classified as available for sale.

	At June 30,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government, federal agency and government-sponsored enterprises	$12,654	$12,950	$24,757	$23,922	$25,230	$25,035
U.S. government sponsored mortgage-backed securities	124,615	125,510	100,534	97,059	81,088	80,962
Small Business Administration	4,911	4,935	1,965	1,891	2,048	2,032
State and political subdivisions	2,725	2,896	2,980	3,124	3,274	3,582

Total	$144,905	$146,291	$130,236	$125,996	$111,640	$111,611

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2019 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government, federal agency and government-sponsored enterprises	$—	—%	$1,999	2.68%	$10,655	2.62%	$—	—%	$12,654	$12,950	2.63%
U.S. government sponsored mortgage-backed securities	—	—	5,330	2.48	41,662	2.64	77,623	2.76	124,615	125,510	2.71
Small Business Administration	—	—	—	—	1,826	2.63	3,084	2.91	4,910	4,935	2.81
State and political subdivisions	1,150	6.11	—	—	1,576	3.04	—	—	2,726	2,896	5.37

Total	$1,150	6.11%	$7,329	2.53%	$55,719	2.65%	$80,707	2.76%	$144,905	$146,291	2.75%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or or non-brokered certificates of deposit obtained through an internet listing service. At June 30, 2019, we had $39.5 million in brokered certificates of deposit and $18.5 million in non-brokered certificates of deposit obtained through an internet listing service.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2019			For the Fiscal Year Ended June 30, 2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$28,429	5.50%	0.00%	$21,029	4.53%	0.00%
Interest-bearing checking or NOW	50,668	9.81	0.28	46,299	9.98	0.14
Savings accounts	43,183	8.36	0.41	43,159	9.31	0.24
Money market accounts	97,555	18.89	1.29	96,984	20.92	0.88
Certificates of deposit	296,692	57.44	1.94	256,250	55.26	1.34

Total deposits	$516,527	100.00%	1.42%	$463,721	100.00%	0.96%

	For the Fiscal Year Ended June 30, 2017
	Average Balance	Percent	Weighted Average Rate
		(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$19,011	4.43%	0.00%
Interest-bearing checking or NOW	44,080	10.28	0.09
Savings accounts	40,191	9.38	0.12
Money market accounts	75,736	17.67	0.26
Certificates of deposit	249,689	58.24	1.04

Total deposits	$428,707	100.00%	0.67%

As of June 30, 2019, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $152.3 million. The following table sets forth the maturity of those certificates as of June 30, 2019.

At June 30, 2019
(In thousands)
Three months or less	$23,499
Over three months through six months	12,676
Over six months through one year	69,566
Over one year to three years	44,798
Over three years	1,754

Total	$152,293

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2019	2018	2017
	(In thousands)
Interest Rate:
Less than 2.00%	$125,493	$216,275	$242,262
2.00% to 2.99%	199,791	45,565	5,531
3.00% to 3.99%	5,001	1,740	—
4.00% to 4.99%	—	—	—
5.00% to 5.99%	—	—	—

Total	$330,285	$263,580	$247,793

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and repurchase agreements. At June 30, 2019, we had access to additional Federal Home Loan Bank of Chicago advances of up to $158.0 million based on our collateral. The following table sets forth information concerning balances and interest rates on our borrowings and repurchase agreements at the dates and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2019	2018	2017
	(Dollars in thousands)
Federal Home Loan Bank of Chicago
Balance at end of period	$24,000	$67,500	$53,500
Average balance during period	61,017	61,374	64,622
Maximum outstanding at any month end	81,500	67,500	74,000
Weighted average interest rate at end of period	2.11%	1.88%	1.02%
Average interest rate during period	2.48%	1.34%	1.10%
Repurchase Agreements
Balance at end of period	$2,015	$2,281	$2,183
Average balance during period	2,400	2,623	3,277
Maximum outstanding at any month end	2,840	2,980	4,817
Weighted average interest rate at end of period	1.12%	0.94%	0.38%
Average interest rate during period	0.84%	0.63%	0.42%

Personnel

At June 30, 2019, the Association had 101 full-time employees and 4 part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in and became fully phased in on January 1, 2019 at 2.5%.

Legislation enacted in May 2018 requires the federal banking agencies, including the OCC, to establish for institutions with assets of less than $10 billion of assets a “community bank leverage ratio” of between 8 to 10%. Institutions electing to follow the alternative framework whose capital meets or exceeds the specified ratio will be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators and, in February 2019, a proposed rule was issued that would establish the community bank leverage ratio at 9%.

At June 30, 2019, Iroquois Federal’s capital exceeded all applicable requirements.

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

As of June 30, 2019, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Iroquois Federal must either qualify as a “domestic building and loan association” within the meaning of the Internal Revenue Code or satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the qualified thrift lender test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At June 30, 2019, Iroquois Federal held 73.53% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

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

Even if an application is not otherwise required, every federal savings bank that is a subsidiary of a holding company, such as Iroquois Federal, must still file a notice with the Federal Reserve Board (with a copy to the OCC) at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Iroquois Federal. IF Bancorp is an affiliate of Iroquois Federal because of its control of Iroquois Federal. In general, transactions between an insured depository institution and its affiliate are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a federal savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

Interstate Banking and Branching.

Federal regulations permit federal savings banks to establish branches in any state subject to OCC approval and certain other requirements.

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

The OCC has adopted regulations to implement the prompt corrective action legislation. For this purpose, a savings bank is placed in one of the five categories based on the institution’s capital:

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

At June 30, 2019, Iroquois Federal met the criteria for being considered “well-capitalized.”

The previously referenced 2018 legislation provides that qualifying institutions that elect the alternative community bank ratio framework, when effective, and comply with the specified ratio will be considered to be “well-capitalized.”

“Undercapitalized” institution’s must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. Compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status. These actions are in addition to other discretionary supervisory or enforcement actions that the OCC may take.

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

The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution’s total assets less tangible equity instead of its insured deposits. The FDIC finalized a rule, effective April 1, 2011, that set the risk-based assessment range (inclusive of possible adjustments) at 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the Deposit Insurance Fund’s reserve ratio achieving 1.15%, the assessment range was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC announced that the 1.35% ratio was achieved in September 2018. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, which has exercised that discretion by establishing a long range fund ratio of 2%.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature by year-end 2019. For the quarter ended June 30, 2019, the annualized FICO assessment was equal to 0.12 of a basis point of total assets less tangible capital

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Iroquois Federal. Management cannot predict what assessment rates will be in the future.

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

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2019, Iroquois Federal was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2019, Iroquois Federal was in compliance with these reserve requirements.

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

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the FRB extended the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements to savings and loan holding companies and increased the threshold for the exception to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets were generally not subject to the capital requirements unless otherwise advised by the FRB. Legislation enacted in 2018 directed the Federal Reserve Board to expand the applicability of the exception to holding companies with up to $3.0 billion of consolidated assets and that increase was effective August 2018. Consequently, holding companies of less than $3.0 billion with up to $3 billion of consolidated assets are generally not subject to the holding company capital requirements unless otherwise directed by the FRB.

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

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings and loan association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of IF Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

We intend to continue growing our portfolio of commercial real estate, multi-family and commercial business loans. Historically, we operated as a traditional thrift institution. At June 30, 2010, prior to our mutual-to-stock conversion, 64.6% of our loan portfolio, consisted of longer-term, one- to four-family residential real estate loans. Since then we have emphasized the origination of our commercial loans. At June 30, 2019, $143.4 million, or 29.0%, of our total loan portfolio consisted of commercial real estate loans, $104.7 million, or 21.2%, of our total loan portfolio consisted of multi-family loans, and $84.2 million, or 17.1%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2019, 8.1% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 63.9% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2019, our loan participations totaled $29.5 million, or 6.0% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

Additionally, we expect to continue to use loan participations as a way to effectively deploy our capital. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If our non-performing loans and other non-performing assets increase, or the value of our foreclosed assets decreases our earnings will decrease.

At June 30, 2019, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent and still accruing, and real estate owned) totaled $1.5 million. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets.

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

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. Our allowance for loan losses was 1.28% of total loans at June 30, 2019. Additions to our allowance could materially decrease our net income.

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

We operate from our main office, six branch offices, an administrative office, and a data center located in Iroquois, Vermilion, Champaign and Kankakee Counties, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $10.7 million at June 30, 2019. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased
Main Office:
201 East Cherry Street Watseka, Illinois 60970	1964	Owned

Branches:
619 North Gilbert Street Danville, Illinois 61832	1973	Owned

175 East Fourth Avenue Clifton, Illinois 60927	1977	Owned

511 South Chicago Road Hoopeston, Illinois 60942	1979	Owned

108 Arbours Drive Savoy, Illinois 61874	2014	Owned

421 Brown Boulevard Bourbonnais, Illinois 60914	2017	Owned

2411 Village Green Place Champaign, Illinois 61822	2018	Owned

Loan Production Office:
3535 Highway 54 Osage Beach, Missouri 65065	2006	Owned

Administrative Office:
204 East Cherry Street Watseka, Illinois 60970	2001	Owned

Data Center:
183 Bethel Drive Bourbonnais, Illinois 60914	2019	Leased (expires March 31, 2022)

ITEM 3.	LEGAL PROCEEDINGS

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

	High	Low	Dividend
Fiscal 2019:
First Quarter	$25.00	$22.45	$0.125
Second Quarter	$23.40	$18.70	—
Third Quarter	$22.00	$19.35	$0.125
Fourth Quarter	$21.70	$19.16	—

	High	Low	Dividend
Fiscal 2018:
First Quarter	$20.42	$19.31	$0.10
Second Quarter	$20.00	$19.10	—
Third Quarter	$20.45	$19.21	$0.10
Fourth Quarter	$24.65	$19.90	—

Holders.

As of September 3, 2019, there were 372 holders of record of the Company’s common stock.

Dividends.

The Company paid dividends of $0.125 per share in October 2018 and April 2019, and $0.10 per share in October 2017 and April 2018. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/19 – 4/30/19	—	$—	—	—
5/1/19 – 5/31/19	—	—	—	—
6/1/19 – 6/30/19	2,800	21.02	2,800	86,726

Total	2,800	$21.02	2,800	86,726

(1)

On December 6, 2018, the Company announced an increase in the number of shares that may be purchased under the Company’s existing stock repurchase plan, whereby the Company could repurchase up to 290,356 shares of its common stock, or approximately 7.5% of its then outstanding shares. As of March 31, 2019, all 290,356 shares had been repurchased under this plan at an average price of $21.23 per share. The Company also announced a new stock repurchase plan on June 12, 2019, whereby the Company could repurchase up to 89,526 shares of its common stock, or approximately 2.5% of its then outstanding shares. There were 2,800 shares of the Company’s common stock repurchased by the Company duing the three months ended June 30, 2019, and there were 86,726 shares yet to be purchased under the plan as of June 30, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

	At June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:

Total assets	$723,870	$638,923	$585,474	$595,565	$563,668
Cash and cash equivalents	59,600	4,754	7,766	6,449	13,224
Investment securities available for sale	146,291	125,996	111,611	121,328	170,630
Federal Home Loan Bank of Chicago stock	1,174	3,285	2,543	5,425	5,425
Loans held for sale	316	206	186	—	93
Loans receivable, net	487,458	476,274	440,136	443,748	356,101
Foreclosed assets held for sale	778	219	429	338	50
Bank-owned life insurance	9,072	8,803	8,823	8,555	8,289
Deposits	607,023	480,421	439,146	433,708	415,544
Federal Home Loan Bank of Chicago advances	24,000	67,500	53,500	67,000	58,000
Total equity	82,461	81,675	83,969	83,972	80,436

	For the Fiscal Year Ended June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Operating Data:

Interest income	$26,725	$22,794	$21,338	$20,373	$18,895
Interest expense	8,854	5,289	3,617	3,313	3,226

Net interest income	17,871	17,505	17,721	17,060	15,669
Provision for loan losses	407	777	1,721	1,366	460

Net interest income after provision for loan losses	17,464	16,728	16,000	15,694	15,209
Noninterest income	4,162	4,091	4,728	4,095	3,320
Noninterest expense	16,775	16,356	14,535	14,209	13,420

Income before income tax expense	4,851	4,463	6,193	5,580	5,109
Income tax expense	1,293	2,725	2,274	2,014	1,835

Net income	$3,558	$1,738	$3,919	$3,566	$3,274

	At or For the Fiscal Years Ended June 30,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.53%	0.28%	0.67%	0.62%	0.60%
Return on average equity (net income as a percentage of average equity)	4.41%	2.09%	4.69%	4.35%	3.92%
Interest rate spread (1)	2.54%	2.77%	3.02%	3.00%	2.87%
Net interest margin (2)	2.78%	2.93%	3.14%	3.11%	2.98%
Efficiency ratio (3)	76.14%	75.76%	64.75%	67.17%	70.67%
Dividend payout ratio	24.51%	42.55%	15.09%	13.54%	12.05%
Noninterest expense to average total assets	2.52%	2.66%	2.48%	2.49%	2.45%
Average interest-earning assets to average interest-bearing liabilities	116.69%	118.01%	118.30%	117.85%	117.98%
Average equity to average total assets	12.10%	13.48%	14.27%	14.33%	15.21%

Asset Quality Ratios:
Non-performing assets to total assets	0.21%	1.10%	1.70%	0.42%	0.55%
Non-performing loans to total loans	0.16%	1.42%	2.13%	0.49%	0.85%
Allowance for loan losses to non-performing loans	825.03%	87.06%	71.66%	244.39%	137.30%
Allowance for loan losses to total loans	1.28%	1.23%	1.53%	1.19%	1.17%
Net charge-offs (recoveries) to average loans	0.01%	0.35%	0.05%	0.05%	0.01%

Capital Ratios:
Total capital (to risk-weighted assets):
Company	17.6%	18.5%	20.09%	19.7%	23.2%
Association	16.3%	16.1%	16.9%	16.1%	19.3%
Tier 1 capital (to risk-weighted assets):
Company	16.3%	17.3%	18.8%	18.5%	22.0%
Association	15.0%	14.9%	15.7%	14.9%	18.2%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company (4)	16.3%	17.3%	18.8%	18.5%	22.0%
Association (4)	15.0%	14.9%	15.7%	14.9%	18.2%
Tier 1 capital (to adjusted total assets):
Company	11.9%	13.4%	14.3%	14.4%	14.5%
Association	11.0%	11.5%	12.0%	11.1%	11.9%
Tangible capital (to adjusted total assets):
Company	11.9%	13.4%	14.3%	14.4%	14.5%
Association	11.0%	11.5%	12.0%	11.1%	11.9%

Other Data:
Number of full service offices	7	6	6	5	5
Full time equivalent employees	103	104	100	95	98

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	The common equity Tier 1 (“CET1”) capital is a new capital requirement adopted by the OCC, which became effective for the Association in January, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $723.9 million in assets at June 30, 2019 from $377.2 million in assets at June 30, 2009. We have increased our assets primarily through increased investment securities and loan growth.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.54% and 2.77% for the year ended June 30, 2019 and 2018, respectively. Net interest income increased to $17.9 million for the year ended June 30, 2019, from $17.5 million for the year ended June 30, 2018.

Our net income for the year ended June 30, 2019 was $3.6 million, compared to a net income of $1.7 million for the year ended June 30, 2018. The year ended June 30, 2018 included an additional $1.3 million income tax expense due to a downward adjustment to our net deferred tax asset (“DTA”) related to the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. The Tax Act provided for a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which resulted in the downward adjustment to our DTA. The increase in net income for the year ended June 30, 2019 was also impacted by a $3.9 million increase in interest income, a $71,000 increase in noninterest income, and a $370,000 decrease in provision for loan losses, partially offset by a $3.6 million increase in interest expense and a $419,000 increase in noninterest expense. Excluding the $1.3 million impact of the adjustment to the DTA, the Company’s net income for the year ended June 30, 2018 would have been $3.1 million. Management believes that presenting net income on a non-GAAP basis excluding the impact of the adjustment to the DTA in the year ended June 30, 2018 provides useful information for evaluating the Company’s operating results and any related trends that may be affecting the Company’s business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. However, in June 2017, one large credit in the amount of $7.8 million, secured by 45 one- to four-family properties, was moved to non-performing when the borrower became involved in litigation, and subsequently filed for bankruptcy protection. The properties securing this loan are all existing homes that were acquired by the borrower to be renovated and resold. During the year ended June 30, 2019, these 45 properties with an aggregate value of $6.3 million were moved to foreclosed assets held for sale, and 43 of these properties were sold for an aggregate gain of $3,000. Our non-performing assets totaled $1.5 million or 0.2% of total assets at June 30, 2019, and $7.0 million, or 1.1% of assets at June 30, 2018. All of our mortgage-backed securities have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, U.S. government-sponsored enterprises. These entities guarantee the payment of principal and interest on our mortgage-backed securities.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2019 and no valuation allowance was necessary.

The Tax Cuts and Jobs Act, enacted on December 22, 2017, provided for a reduction in the federal corporate income rate from 35% to 21% effective January 1, 2018. As a result, our blended federal corporate income tax rate for the year ended June 30, 2019 was 28.505%.

Comparison of Financial Condition at June 30, 2019 and June 30, 2018

Total assets increased $84.9 million, or 13.3%, to $723.9 million at June 30, 2019 from $638.9 million at June 30, 2018. The increase was primarily due to a $54.8 million increase in cash and cash equivalents, a $20.3 million increase in investments and a $11.3 million increase in net loans, partially offset by a $2.1 million decrease in FHLB stock and a $1.9 million decrease in deferred income taxes.

Cash and cash equivalents increased by $54.8 million to $59.6 million at June 30, 2019, from $4.8 million at June 30, 2018. This increase was the result of approximately $55.3 million in deposits received from a public entity that collects real estate taxes in two installments, due June and September. These deposits are temporary in nature as distributions are made in early July and September.

Investment securities, consisting entirely of securities available for sale, increased $20.3 million, or 16.1%, to $146.3 million at June 30, 2019 from $126.0 million at June 30, 2018. We had no held-to-maturity securities at June 30, 2019 or June 30, 2018.

Net loans receivable, including loans held for sale, increased by $11.3 million, or 2.4%, to $487.8 million at June 30, 2019 from $476.5 million at June 30, 2018. The increase in net loans receivable during this period was due primarily to a $15.5 million, or 22.6%, increase in commercial business loans, a $2.4 million, or 17.1% increase in construction loans, and a $2.4 million, or 1.7%, increase in commercial real estate loans, partially offset by a $2.8 million, or 2.6%, decrease in multi-family loans, a $5.7 million, or 4.2%, decrease in one- to four-family loans, a $120,000, or 1.3%, decrease in home equity lines of credit, and a $230,000, or 3.1%, decrease in consumer loans.

Compared to June 30, 2018, as of June 30, 2019, premises and equipment increased $480,000 to $10.7 million, accrued interest receivable increased $321,000 to $2.1 million, foreclosed assets held for sale increased $559,000 to $778,000, and bank-owned life insurance increased $269,000 to $9.1 million, while deferred income taxes decreased $1.9 million to $2.1 million, Federal Home Loan Bank (FHLB) stock decreased $2.1 million to $1.2 million, and other assets decreased $306,000 to $414,000. The increase in premises and equipment was mostly due to the opening of a new office building in Champaign, Illinois, and the increase in accrued interest receivable was due to increases in the average balance of both loans and securities. The increase in foreclosed assets held for sale was due to the large credit discussed in “Overview” above that resulted in 45 one- to four-family properties with an aggregate value of $6.3 million being transferred to foreclosed assets held for sale. During the year ended June 30, 2019, 43 of those 45 properties were sold. The increase in bank-owned life insurance was the result of regular accruals of the cash surrender value. The decrease in deferred income taxes was mostly due to an increase in unrealized gains on the sale of available-for sale securities, while the decrease in FHLB stock was the result of a lower stock requirement due to a reduced balance of FHLB advances, and the decrease in other assets resulted from a lower accounts receivable general at June 30, 2019.

At June 30, 2019, our investment in bank-owned life insurance was $9.1 million, an increase of $269,000 from $8.8 million at June 30, 2018. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for loan losses. At June 30, 2019, our investment of $9.1 million in bank-owned life insurance was 11.1% of our Tier 1 capital plus our allowance for loan losses.

Deposits increased $126.6 million, or 26.4%, to $607.0 million at June 30, 2019 from $480.4 million at June 30, 2018. Savings, NOW, and money market accounts increased $805,000, or 0.4%, to $196.3 million, noninterest bearing demand accounts increased $59.1 million, or 276.8%, to $80.4 million, certificates of deposit, excluding brokered certificates of deposit, increased $61.5 million, or 26.8%, to $290.8 million, and brokered certificates of deposit increased $5.2 million, or 15.1%, to $39.5 million. Repurchase agreements decreased $266,000 to $2.0 million. The increase in noninterest bearing demand deposits includes approximately $55.3 million in deposits from a public entity that collects real estate taxes in two installments, due June and September. These deposits are temporary in nature as distributions are made in early July and September.

Advances from the Federal Home Loan Bank of Chicago decreased $43.5 million, or 64.4%, to $24.0 million at June 30, 2019 from $67.5 million at June 30, 2018 as the new deposit funds were used to reduce our borrowing from the Federal Home Loan Bank of Chicago.

Total equity increased $786,000, or 1.0%, to $82.5 million at June 30, 2019 from $81.7 million at June 30, 2018. Equity increased due to net income of $3.6 million, an increase of $3.7 million in accumulated other comprehensive income, net of tax, and ESOP and stock equity plan activity of $645,000, partially offset by the repurchase of 293,156 shares of common stock at an aggregate cost of approximately $6.2 million, and the payment of approximately $868,000 in dividends to our shareholders. The Company announced a stock repurchase plan on December 5, 2018, whereby the Company could repurchase up to 290,356 shares of its common stock, or approximately 7.5% of its then current outstanding shares. All 290,356 shares of the Company’s common stock were repurchased by the Company at an average price of $21.23 per share. The Company announced another repurchase plan on June 12, 2019, which allowed the Company to repurchase up to 89,526 shares of it common stock, or approximately 2.5% of its then current outstanding shares. As of June 30, 2019, 2,800 shares had been repurchased at an average price of $21.02 per share, and there were 86,726 shares yet to be repurchased under the plan.

Comparison of Operating Results for the Years Ended June 30, 2019 and 2018

General. Net income increased $1.8 million, or 104.7%, to $3.6 million net income for the year ended June 30, 2019 from $1.7 million net income for the year ended June 30, 2018. The increase was largely due to a decrease of $1.3 million in provision for income tax as a result of the Tax Act enacted in December 2018. The increase was also impacted by an increase in net interest income, a decrease in provision for loan losses, and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased by $366,000, or 2.1%, to $17.9 million for the year ended June 30, 2019 from $17.5 million for the year ended June 30, 2018. The increase was due to an increase of $3.9 million in interest and dividend income, partially offset by an increase of $3.6 million in interest expense. A $45.6 million, or 7.6%, increase in the average balance of interest earning assets was partially offset by a $44.8 million, or 8.9%, increase in the average balance of interest bearing liabilities. Our interest rate spread decreased 23 basis points to 2.54% for the year ended June 30, 2019 from 2.77% for the year ended June 30, 2018, and our net interest margin decreased by 15 basis points to 2.78% for the year ended June 30, 2019 from 2.93% for the year ended June 30, 2018. The decrease in spread and margin was primarily due to the increasing interest rate environment, as our interest earning assets repriced more slowly than our interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $3.9 million, or 17.2%, to $26.7 million for the year ended June 30, 2019 from $22.8 million for the year ended June 30, 2018. The increase in interest income was due to a $3.2 million increase in interest income on loans, a $510,000 increase in interest income on securities, and a $204,000 increase in other interest income. An increase of $3.2 million, or 16.4%, in interest on loans resulted from a $25.2 million, or 5.4%, increase in the average balance of loans to $494.9 million for the year ended June 30, 2019, and a 43 basis point, or 10.3%, increase in the average yield on loans to 4.61% from 4.18%. Interest on securities increased $510,000, or 17.3%, due to a $13.2 million increase in the average balance of securities to $132.2 million at June 30, 2019 from $118.9 million at June 30, 2018, and a 14 basis point, or 5.6%, increase in the average yield on securities to 2.62% for the year ended June 30, 2019 from 2.48% for the year ended June 30, 2018.

Interest Expense. Interest expense increased $3.6 million, or 67.4%, to $8.9 million for the year ended June 30, 2019 from $5.3 million for the year ended June 30, 2018. The increase was primarily due to increased average balance of interest-bearing liabilities and higher market rates of interest during the period.

Interest expense on interest-bearing deposits increased $2.9 million, or 64.4%, to $7.3 million for the year ended June 30, 2019, from $4.5 million for the year ended June 30, 2018. This increase was primarily due to an increase in the average balance of interest-bearing deposits to $488.1 million for the year ended June 30, 2019, from $442.7 million for the year ended June 30, 2018, and also a 49 basis point, or 49.1% increase in the average cost of interest-bearing deposits to 1.50% from 1.01%.

Interest expense on borrowings, including FHLB advances and repurchase agreements, increased $698,000, or 83.2%, to $1.5 million for the year ended June 30, 2019 from $839,000 for the year ended June 30, 2018. This increase was due to an 111 basis point increase in the average cost of such borrowings to 2.42% for the year ended June 30, 2019 from 1.31% for the year ended June 30, 2018, partially offset by a $580,000, or 0.9%, decrease in the average balance of borrowings to $63.4 million for the year ended June 30, 2019 from $64.0 million for the year ended June 30, 2018.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $407,000 for the year ended June 30, 2019, compared to a provision for loan losses of $777,000 for the year ended June 30, 2018. The allowance for loan losses was $6.3 million, or 1.28% of total loans, at June 30, 2019, compared to $5.9 million, or 1.23% of total loans, at June 30, 2018. Non-performing loans decreased during the year ended June 30, 2019, to $767,000, from $6.8 million at June 30, 2018. This decrease was the result of moving the 45 properties with an aggregate value of $6.3 million, that secured the large credit discussed in “Overview” above, to foreclosed assets held for sale. During the year ended June 30, 2019, 43 of those 45 properties were sold. During the year ended June 30, 2019, net charge-offs of $24,000 were recorded, while during the year ended June 30, 2018, $1.7 million in net charge-offs were recorded. Of the $1.7 million charged off in the year ended June 30, 2018, $1.5 million related to one large credit discussed under “Overview” above.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2019	Year Ended June 30, 2018
Allowance to non-performing loans	825.03%	87.06%
Allowance to total loans outstanding at the end of the period	1.28%	1.23%
Net charge-offs to average total loans outstanding during the period, annualized	0.01%	0.35%
Total non-performing loans to total loans	0.16%	1.42%
Total non-performing assets to total assets	0.21%	1.10%

Noninterest Income. Noninterest income increased $71,000, or 1.7%, to $4.2 million for the year ended June 30, 2019 from $4.1 million for the year ended June 30, 2018. The increase was primarily due to an increase in brokerage commissions, an increase in insurance commissions, an increase in other income, an increase in the gain on the sale of loans, and an increase in the gain on foreclosed assets, net, partially offset by a decrease in mortgage banking income, net, a decrease in other service charges and fees, and a decrease in bank-owned life insurance, net. For the year ended June 30, 2019, brokerage commissions increased $106,000 to $981,000, insurance commissions increased $61,000 to $660,000, other income increased $117,000 to $1.0 million, gains on the sale of loans increased $111,000 to $343,000, and gain on foreclosed assets, net increased $27,000 to $3,000, while mortgage banking income, net decreased $152,000 to $236,000, other service charges and fees decreased $79,000 to $279,000, and bank-owned life insurance, net decreased $108,000 to $269,000. The increase in brokerage commissions was due to a change in the timing and calculation of commission payments, the increase in insurance commissions was due to higher commissions earned, the increase in other income was mostly to due to an increase in debit card and ATM income, the increase in gain on the sale of loans was the result of an increase in loans sold, and the increase in the gain on foreclosed assets, net was due to more foreclosed assets being sold at a gain in the year ended June 30, 2019. The decrease in mortgage banking income, net was the result of a decrease in the valuation of mortgage servicing rights, the decrease in service charges and fees was due to fewer service charges assessed in the year ended June 30, 2019, and the decrease in bank-owned life insurancewas due to a benefit claim received in the year ended June 30, 2018.

Noninterest Expense. Noninterest expense increased $419,000, or 2.6%, to $16.8 million for the year ended June 30, 2019 from $16.4 million for the year ended June 30, 2018. The largest components of this increase were compensation and benefits, which increased $912,000, or 9.4%, office occupancy, which increased $126,000, or 16.6%, and equipment expense, which increased $94,000, or 7.3%. These increases were partially offset by decreases in other expenses, which decreased $640,000, or 24.1%, stationary, printing and office, which decreased $49,000, or 31.4%, and telephone and postage, which decreased $42,000, or 15.8%. Compensation and benefits increased due to increased staffing changes including additional staff for the Champaign office that opened in August 2018, as well as, normal salary increases and increased medical costs. Office occupancy and equipment expense increased as a result of the addition of the new Champaign office. The other expenses decreased as a result of the accrual of real estate taxes and closing costs on a large credit in bankruptcy in the year ended June 30, 2018. Expenses for stationary, printing and office decreased as a result of additional supplies purchased in the year ended June 30, 2018 related to our IT core conversion, and expenses for telephone and postage decreased as a result of new vendor billing that allowed us to reduce telephone expenses by reallocating data line expenses to equipment expense.

Income Tax Expense. We recorded a provision for income tax of $1.3 million for the year ended June 30, 2019, compared to a provision for income tax of $2.7 million for the year ended June 30, 2018, reflecting effective tax rates of 26.7% and 61.1%, respectively. The effective tax rate for the year ended June 30, 2018, reflects the impact of the adjustment to the DTA, as discussed above under “Overview”.

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

	For the Fiscal Years Ended June 30,
	2019			2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$131,494	$5,909	4.49%	$139,529	$5,866	4.20%	$145,662	$6,119	4.20%
Multi-family	107,282	4,543	4.23	97,767	3,857	3.95	83,292	3,275	3.93
Commercial	148,344	6,672	4.50	138,351	5,584	4.04	123,706	5,029	4.07
Home equity lines of credit	9,033	437	4.84	8,269	358	4.33	7,735	336	4.34
Construction loans	13,931	745	5.35	10,945	491	4.49	19,738	789	4.00
Commercial business loans	77,548	4,148	5.35	66,962	3,092	4.62	56,975	2,490	4.37
Consumer loans	7,288	379	5.20	7,923	368	4.64	8,687	405	4.66

Total loans	494,920	22,833	4.61	469,746	19,616	4.18	445,795	18,443	4.14

Securities:
U.S. government, federal agency and government-sponsored enterprises	27,816	711	2.56	22,594	543	2.40	69,920	1,802	2.58
U.S. government sponsored mortgage-backed securities	101,530	2,700	2.66	93,247	2,345	2.51	37,238	870	2.34
State and political subdivisions	2,812	52	1.85	3,103	65	2.09	3,340	75	2.25

Total securities	132,158	3,463	2.62	118,944	2,953	2.48	110,498	2,747	2.49
Other	16,512	429	2.60	9,276	225	2.43	8,716	148	1.70

Total interest-earning assets	643,590	26,725	4.15	597,966	22,794	3.81	565,009	21,338	3.78

Noninterest-earning assets	23,054			17,948			20,403

Total assets	$666,644			$615,914			$585,412

Interest-bearing liabilities:
Interest-bearing checking or NOW	$50,668	141	0.28	$46,299	66	0.14	$44,080	40	0.09
Savings accounts	43,183	178	0.41	43,159	102	0.24	40,191	49	0.12
Money market accounts	97,555	1,254	1.29	96,984	853	0.88	75,736	195	0.26
Certificates of deposit	296,692	5,744	1.94	256,250	3,429	1.34	249,689	2,607	1.04

Total interest-bearing deposits	488,098	7,317	1.50	442,692	4,450	1.01	409,696	2,891	0.71
Federal Home Loan Bank advances and repurchase agreements	63,417	1,537	2.42	63,997	839	1.31	67,899	726	1.07

Total interest-bearing liabilities	551,515	8,854	1.61	506,689	5,289	1.04	477,595	3,617	0.76

Noninterest-bearing liabilities	34,440			26,193			24,279

Total liabilities	585,955			532,882			501,874
Equity	80,689			83,032			83,538

Total liabilities and equity	666,644			615,914			585,412

Net interest income		$17,871			$17,505			$17,721

Net interest rate spread (2)			2.54%			2.77%			3.02%
Net interest-earning assets (3)	$92,075			$91,277			$87,414

Net interest margin (4)			2.78%			2.93%			3.14%
Average interest-earning assets to interest-bearing liabilities	117%			118%			118%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2019 vs. 2018			Fiscal Years Ended June 30, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,102	$2,115	$3,217	$996	$177	$1,173
Securities	338	172	510	217	(11)	206
Other	187	17	204	9	68	77

Total interest-earning assets	$1,627	$2,304	$3,931	$1,222	$234	$1,456

Interest-bearing liabilities:
Interest-bearing checking or NOW	$6	$69	$75	$2	$24	$26
Savings accounts	—	76	76	4	49	53
Certificates of deposit	603	1,712	2,315	68	754	822
Money market accounts	5	396	401	37	621	658

Total interest-bearing deposits	614	2,253	2,867	111	1,448	1,559
Federal Home Loan Bank advances	(8)	706	698	(44)	157	113

Total interest-bearing liabilities	$606	$2,959	$3,565	$67	$1,605	$1,672

Change in net interest income	$1,021	$(655)	$366	$1,155	$(1,371)	$(216)

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

The tables below illustrate the simulated impact of rate shock scenarios up to 400 basis points over a two-year period on our earnings at risk for net interest income. The earnings at risk tables show net interest income increasing in a rising rate environment and decreasing when rates decline. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2019 resulting from immediate rate shocks ranging from -400 basis points to +400 basis points..

Earnings at Risk

Change in Interest Rates (basis points)	% Change in Net Interest Income
	6/30/20	6/30/21
+400	5.39	1.53
+300	4.51	1.91
+200	3.26	1.60
+100	1.88	1.01
0
-100	(3.58)	(3.76)
-200	(6.97)	(7.38)
-300	(10.04)	(10.43)
-400	(12.80)	(13.22)

Net Economic Value of Equity (NEVE) at Risk

Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE
+400	81,097	(10.94)
+300	84,091	(7.65)
+200	87,185	(4.25)
+100	90,164	(0.98)
0	91,058
-100	89,300	(1.93)
-200	86,938	(4.52)
-300	89,371	(1.85)
-400	91,442	0.42

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2019 and 2018, our liquidity ratio averaged 21.4% and 19.8% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2019.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents totaled $59.6 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2019, we had $5.4 million in loan commitments outstanding, and $50.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2019 totaled $210.9 million, or 34.7% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2018. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2019 and 2018, we originated $156.2 million and $224.1 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $126.6 million for the year ended June 30, 2019, and a net increase in total deposits of $41.3 million for the year ended June 30, 2018. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $24.0 million at June 30, 2019. At June 30, 2019, we had the ability to borrow up to an additional $158.0 million from the Federal Home Loan Bank of Chicago based on our collateral and had the ability to borrow an additional $28.5 million from the Federal Reserve based upon current collateral pledged.

Iroquois Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2019, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See Note 12– Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2019. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2019 is effective.

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

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 25, 2019 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2019 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2012 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of IF Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)

4.6	Description of Registrant’s Securities

10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (3)

10.2	Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (3)

10.3	Change in Control Agreement of Pamela J. Verkler (4)

10.4	Change in Control Agreement of Thomas J. Chamberlain (9)

10.5	Amendment One to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (5)

10.6	Amendment One to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (5)

10.7	Amendment Two to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (6)

10.8	Amendment Two to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (6)

10.9	Directors Non Qualified Retirement Plan (1)

10.10	IF Bancorp, Inc. 2012 Equity Incentive Plan (7)

21.0	List of Subsidiaries (1)

23.0	Consent of BKD, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (8)

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018, and (vi) the notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2018.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017.

(7)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2012.
(8)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(9)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 11, 2017.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 10, 2019	By:	/s/ Walter H. Hasselbring, III
Walter H. Hasselbring, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Walter H. Hasselbring, III	President, Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2019
Walter H. Hasselbring, III

/s/ Pamela J. Verkler	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2019
Pamela J. Verkler

/s/ Gary Martin	Chairman of the Board	September 10, 2019
Gary Martin

/s/ Alan D. Martin	Director	September 10, 2019
Alan D. Martin

/s/ Joseph A. Cowan	Director	September 10, 2019
Joseph A. Cowan

/s/ Wayne A. Lehmann	Director	September 10, 2019
Wayne A. Lehmann

/s/ Frank J. Simutis	Director	September 10, 2019
Frank J. Simutis

/s/ Dennis C. Wittenborn	Director	September 10, 2019
Dennis C. Wittenborn

/s/ Rodney E. Yergler	Director	September 10, 2019
Rodney E. Yergler

IF Bancorp, Inc.

Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

IF Bancorp, Inc.

Watseka, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (Company) as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

We have served as the Company’s auditor since 2009.

/s/ BKD, LLP
Decatur, Illinois
September 12, 2019

IF Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2019 and 2018

(in thousands)

Assets

	2019	2018
Cash and due from banks	$57,994	$4,240
Interest-bearing demand deposits	1,606	514

Cash and cash equivalents	59,600	4,754

Interest-bearing time deposits in banks	3,000	1,750
Available-for-sale securities	146,291	125,996
Loans, net of allowance for loan losses of $6,328 and $5,945 at June 30, 2019 and 2018, respectively	487,774	476,480
Premises and equipment, net of accumulated depreciation of $7,345 and $6,717 at June 30, 2019 and 2018, respectively	10,706	10,226
Federal Home Loan Bank stock, at cost	1,174	3,285
Foreclosed assets held for sale	778	219
Accrued interest receivable	2,142	1,821
Bank-owned life insurance	9,072	8,803
Mortgage servicing rights	853	866
Deferred income taxes	2,066	4,003
Other	414	720

Total assets	$723,870	$638,923

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2019	2018
Liabilities
Deposits
Demand	$80,442	$21,350
Savings, NOW and money market	196,296	195,491
Certificates of deposit	290,761	229,236
Brokered certificates of deposit	39,524	34,344

Total deposits	607,023	480,421

Repurchase agreements	2,015	2,281
Federal Home Loan Bank advances	24,000	67,500
Advances from borrowers for taxes and insurance	747	309
Accrued post-retirement benefit obligation	2,919	2,770
Accrued interest payable	801	188
Other	3,904	3,779

Total liabilities	641,409	557,248

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 3,578,252 and 3,871,408 shares issued and outstanding at June 30, 2019 and 2018, respectively	36	39
Additional paid-in capital	48,813	48,361
Unearned ESOP shares, at cost, 230,940 and 250,185 shares at June 30, 2019 and 2018, respectively	(2,309)	(2,502)
Retained earnings	35,356	38,885
Accumulated other comprehensive income (loss), net of tax	565	(3,108)

Total stockholders’ equity	82,461	81,675

Total liabilities and stockholders’ equity	$723,870	$638,923

IF Bancorp, Inc.

Consolidated Statements of Income

Years Ended June 30, 2019 and 2018

(in thousands)

	2019	2018
Interest Income
Interest and fees on loans	$22,833	$19,616
Securities
Taxable	3,341	2,818
Tax-exempt	122	135
Federal Home Loan Bank dividends	150	96
Deposits with financial institutions	279	129

Total interest and dividend income	26,725	22,794

Interest Expense
Deposits	7,317	4,450
Federal Home Loan Bank advances and repurchase agreements	1,537	839

Total interest expense	8,854	5,289

Net Interest Income	17,871	17,505
Provision for Loan Losses	407	777

Net Interest Income After Provision for Loan Losses	17,464	16,728

Noninterest Income
Customer service fees	367	377
Other service charges and fees	279	358
Insurance commissions	660	599
Brokerage commissions	981	875
Net realized gains on sale of available-for-sale securities	11	13
Mortgage banking income, net	236	388
Gain on sale of loans	343	232
Gain (loss) on foreclosed assets, net	3	(24)
Bank-owned life insurance income, net	269	377
Other	1,013	896

Total noninterest income	4,162	4,091

See Notes to Consolidated Financial Statements

	2019	2018
Noninterest Expense
Compensation and benefits	$10,644	$9,732
Office occupancy	887	761
Equipment	1,377	1,283
Federal deposit insurance	169	171
Stationary, printing and office	107	156
Advertising	503	474
Professional services	355	352
Supervisory examination	165	165
Audit and accounting services	138	141
Organizational dues and subscriptions	44	55
Insurance bond premiums	150	148
Telephone and postage	223	265
Other	2,013	2,653

Total noninterest expense	16,775	16,356

Income Before Income Tax	4,851	4,463
Provision for Income Taxes	1,293	2,725

Net Income	$3,558	$1,738

Earnings Per Share:
Basic	$1.02	$0.47
Diluted	$1.01	$0.47
Dividends Paid Per Share	$0.25	$0.20

IF Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended June 30, 2019 and 2018

(in thousands)

	2019	2018
Net Income	$3,558	$1,738
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $1,860 and $(1,584) for 2019 and 2018, respectively	3,777	(2,614)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $3 and $4 for 2019 and 2018, respectively	8	9

	3,769	(2,623)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(4) and $18 for 2019 and 2018, respectively	(96)	88

Other comprehensive income (loss), net of tax	3,673	(2,535)

Comprehensive Income (Loss)	$7,231	$(797)

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2019 and 2018

(in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2017	$39	$47,940	$(2,694)	$39,051	$(367)	$83,969
Net income	—	—	—	1,738	—	1,738
Other comprehensive loss	—	—	—	—	(2,535)	(2,535)
Reclassification of stranded tax effects due to tax reform	—	—	—	206	(206)	—
Dividends on common stock, $0.20 per share	—	—	—	(730)	—	(730)
Stock equity plan	—	225	—	—	—	225
Stock repurchase, 69,000 shares, average price $20.00 each	—	—	—	(1,380)	—	(1,380)
ESOP shares earned, 19,245 shares	—	196	192	—	—	388

Balance, June 30, 2018	39	48,361	(2,502)	38,885	(3,108)	81,675
Net income	—	—	—	3,558	—	3,558
Other comprehensive income	—	—	—	—	3,673	3,673
Dividends on common stock, $0.25 per share	—	—	—	(868)	—	(868)
Stock equity plan	—	225	—	—	—	225
Stock repurchase, 293,156 shares, average price $21.22 each	(3)	—	—	(6,219)	—	(6,222)
ESOP shares earned, 19,245 shares	—	227	193	—	—	420

Balance, June 30, 2019	$36	$48,813	$(2,309)	$35,356	$565	$82,461

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2019 and 2018

(in thousands)

	2019	2018
Operating Activities
Net income	$3,558	$1,738
Items not requiring (providing) cash
Depreciation	628	468
Provision for loan losses	407	777
Amortization of premiums and discounts on securities	83	157
Deferred income taxes	76	1,324
Net realized gains on loan sales	(343)	(232)
Net realized gains on sales of available-for-sale securities	(11)	(13)
(Gain) loss on foreclosed real estate held for sale	(3)	24
Bank-owned life insurance income, net	(269)	(377)
Originations of loans held for sale	(16,836)	(17,811)
Proceeds from sales of loans held for sale	17,082	17,867
ESOP compensation expense	420	388
Stock equity plan expense	225	225
Changes in
Accrued interest receivable	(321)	(282)
Other assets	306	(300)
Accrued interest payable	613	133
Post-retirement benefit obligation	57	(34)
Other liabilities	125	786

Net cash provided by operating activities	5,797	4,838

Investing Activities
Net change in interest bearing time deposits	(1,250)	—
Purchases of available-for-sale securities	(42,148)	(39,230)
Proceeds from the sales of available-for-sale securities	6,852	5,966
Proceeds from maturities and pay-downs of available-for-sale securities	20,555	14,524
Net change in loans	(17,950)	(37,094)
Purchase of premises and equipment	(1,108)	(4,854)
Proceeds from the sale of foreclosed assets	5,803	365
Purchase of Federal Home Loan Bank stock	(1,440)	(2,408)
Redemption of Federal Home Loan Bank stock	3,551	1,666
Proceeds from settlement of bank-owned life insurance policies	—	397

Net cash used in investing activities	(27,135)	(60,668)

See Notes to Consolidated Financial Statements

	2019	2018
Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$59,897	$25,488
Net increase in certificates of deposit, including brokered certificates	66,705	15,787
Net increase (decrease) in advances from borrowers for taxes and insurance	438	(445)
Proceeds from Federal Home Loan Bank advances	111,500	140,000
Repayment of Federal Home Loan Bank advances	(155,000)	(126,000)
Net increase (decrease) in repurchase agreements	(266)	98
Dividends paid	(868)	(730)
Purchases of common stock	(6,222)	(1,380)

Net cash provided by financing activities	76,184	52,818

Increase (Decrease) in Cash and Cash Equivalents	54,846	(3,012)
Cash and Cash Equivalents, Beginning of Year	4,754	7,766

Cash and Cash Equivalents, End of Year	$59,600	$4,754

Supplemental Cash Flows Information
Interest paid	$8,241	$5,156
Income taxes paid (net of refunds)	$365	$2,094
Foreclosed assets acquired in settlement of loans	$6,359	$179

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

IF Bancorp, Inc., (“IF Bancorp” or the “Company”) is a Maryland corporation whose principal activity is the ownership and management of its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”).

The Association provides a full range of banking and financial services to individual and corporate customers from our seven full-service banking offices located in the municipalities of Watseka, Danville, Clifton, Hoopeston, Savoy, Champaign, and Bourbonnais, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. Our primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the adjacent counties in Illinois and Indiana. Our loan production and wealth management office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Association. The Company and Association are subject to competition from other financial institutions. The Company and Association are also subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

June 30, 2019 and 2018

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

Interest-bearing Time Deposits in Banks

Interest-bearing time deposits in banks mature within five years and are carried at cost.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2019 and 2018, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.

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

June 30, 2019 and 2018

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

June 30, 2019 and 2018

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

June 30, 2019 and 2018

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

Revenue Recognition

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

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

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2015.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive loss includes unrealized appreciation (depreciation) on available-for-sale securities and changes in the funded status of the postretirement health benefit plan.

Stock-based Compensation Plans

At June 30, 2019 and 2018, the Company has stock-based compensation plans (stock options and restricted stock) which are described more fully in Note 15.

Transfers between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Reclassifications

Certain reclassifications have been made to the 2018 financial statements to conform to the 2019 financial statement presentation. These reclassifications had no effect on income.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing standards for lease accounting effectively bringing most leases onto the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability, while leaving lessor accounting largely unchanged with only targeted changes incorporated into the update. ASU 2016-02 became effective for the Company effective July 1, 2019. As permitted by the amendments, the Company has elected an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The impact does not have a material effect on the Company’s financial position or results of operations since the Company does not have a material amount of lease agreements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. In August 2019, FASB issued a proposal to delay the implementation of the current expected loss standard for certain companies, including small reporting companies like our Company. If this is approved, the Company would not be required to adopt the standard until July 1, 2023. As we prepare for the adoption of ASU 2016-13, we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU 2016-13 becomes effective. This team has determined that our best option for compliance with ASU 2016-13 is an outsourced model. Therefore, we have entered an agreement with a firm specializing in ALLL modeling to begin transition modeling so we will be ready for the required adoption. As of June 30, 2019 model installation was started but was not completed to a point a reliable parallel test could determine the final expected impact that the adoption of ASU 2016-13 will have on the consolidated financial statements.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

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

Note 2: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2019:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$12,654	$296	$—	$12,950
Mortgage-backed:
GSE residential	124,615	1,231	(336)	125,510
Small Business Administration	4,911	25	(1)	4,935
State and political subdivisions	2,725	171	—	2,896

	$144,905	$1,723	$(337)	$146,291

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

June 30, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$24,757	$—	$(835)	$23,922
Mortgage-backed:
GSE residential	100,534	24	(3,499)	97,059
Small Business Administration	1,965	—	(74)	1,891
State and political subdivisions S	2,980	144	—	3,124

	$130,236	$168	$(4,408)	$125,996

With the exception of U.S. Government and federal agency and GSE securities and Mortgage-backed-GSE residential securities with a book value of $12,654,000 and $124,615,000, respectively, and a market value of $12,950,000 and $125,510,000, respectively at June 30, 2019, the Company held no securities at June 30, 2019 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at June 30, 2019 and 2018 were issued by government sponsored enterprises.

The amortized cost and fair value of available-for-sale securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$1,150	$1,173
One to five years	1,999	2,000
Five to ten years	14,057	14,523
After ten years	3,084	3,085

	20,290	20,781
Mortgage-backed securities	124,615	125,510

Totals	$144,905	$146,291

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $57,921,000 at June 30, 2019 and $64,625,000 at June 30, 2018.

Gross gains of $96,000 and $20,000 and gross losses of $85,000 and $7,000 resulting from sales of available-for-sale securities were realized for 2019 and 2018, respectively. The tax provision applicable to these net realized gains amounted to approximately $3,000 and $4,000 for 2019 and 2018, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2019 and 2018, was $47,146,000 and $119,180,000, respectively, which is approximately 32% and 95% of the Company’s available-for-sale investment portfolio. These declines in fair value at June 30, 2019, resulted from increases in market interest rates and are considered temporary. There were no securities reported at less than historical cost at June 30, 2019.

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and 2018:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019:
Mortgage-backed:
GSE residential	$15,167	$(72)	$31,049	$(264)	$46,216	$(336)
Small Business Administration	930	(1)	—	—	930	(1)

Total temporarily impaired securities	$16,097	$(73)	$31,049	$(264)	$47,146	$(337)

June 30, 2018:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$15,541	$(439)	$8,381	$(396)	$23,922	$(835)
Mortgage-backed:
GSE residential	59,478	(1,836)	33,889	(1,663)	93,367	(3,499)
Small Business Administration	—	—	1,891	(74)	1,891	(74)

Total temporarily impaired securities	$75,019	$(2,275)	$44,161	$(2,133)	$119,180	$(4,408)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at June 30, 2019 and 2018, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019 and 2018.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Note 3: Loans and Allowance for Loan Losses

Classes of loans at June 30, include:

	2019	2018
Real estate loans
One- to four-family, including home equity loans	$129,290	$134,977
Multi-family	104,663	107,436
Commercial	143,367	140,944
Home equity lines of credit	8,938	9,058
Construction	16,113	13,763
Commercial	84,246	68,720
Consumer	7,136	7,366

	493,753	482,264
Less
Unearned fees and discounts, net	(349)	(161)
Allowance for loan losses	6,328	5,945

Loans, net	$487,774	$476,480

The Company had loans held for sale included in one- to four-family real estate loans totaling $316,000 and $206,000 as of June 30, 2019 and 2018, respectively.

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

June 30, 2019 and 2018

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

The Company’s policies and loan approval limits are established by the Board of Directors. The loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority), generally have authority to approve one- to four-family residential mortgage loans up to $375,000, other secured loans up to $375,000, and unsecured loans up to $100,000. These loan approval limits are up slightly from the prior year when Managing Officers generally had authority to approve one- to four-family residential mortgage loans up to $300,000, other secured loans up to $300,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $2,000,000 and unsecured loans up to $500,000. These loan approval limits also were increased from prior year when the Loan Committee could approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $1,000,000 and unsecured loans up to $300,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.

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

June 30, 2019 and 2018

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

June 30, 2019 and 2018

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

June 30, 2019 and 2018

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

Loan Concentrations

The loan portfolio includes a concentration of loans secured by commercial real estate properties, including commercial real estate construction loans, amounting to $260,888,000 and $260,671,000 as of June 30, 2019 and 2018, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $4,844,000 and $5,855,000 at June 30, 2019 and 2018, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $29,524,000 and $32,874,000 at June 30, 2019 and 2018, respectively, of which $12,025,000 and $11,009,000, at June 30, 2019 and 2018 were outside of our primary market area. These participation loans are secured by real estate and other business assets.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2019 and 2018:

	2019
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$997	$1,650	$1,604	$91
Provision charged to expense	29	(8)	19	13
Losses charged off	(17)	—	—	(15)
Recoveries	22	—	—	—

Balance, end of period	$1,031	$1,642	$1,623	$89

Ending balance: individually evaluated for impairment	$13	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,018	$1,642	$1,623	$89

Loans:
Ending balance	$129,290	$104,663	$143,367	$8,938

Ending balance: individually evaluated for impairment	$1,722	$—	$18	$22

Ending balance: collectively evaluated for impairment	$127,568	$104,663	$143,349	$8,916

	2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$168	$1,373	$62	$5,945
Provision charged to expense	45	286	23	407
Losses charged off	—	—	(18)	(50)
Recoveries	—	—	4	26

Balance, end of year	$213	$1,659	$71	$6,328

Ending balance: individually evaluated for impairment	$—	$—	$10	$23

Ending balance: collectively evaluated for impairment	$213	$1,659	$61	$6,305

Loans:
Ending balance	$16,113	$84,246	$7,136	$493,753

Ending balance: individually evaluated for impairment	$—	$60	$29	$1,851

Ending balance: collectively evaluated for impairment	$16,113	$84,186	$7,107	$491,902

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

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

June 30, 2019 and 2018

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

The Company establishes a general allowance for loans that are not deemed impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Company’s historical loss experience, delinquency trends, and management’s evaluation of the collectability of the loan portfolio. In certain instances, the historical loss experience could be adjusted if similar risks are not inherent I the remaining portfolio. The allowance is then adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These qualitative factors may include: (1) Management’s assumptions regarding the minimal level of risk for a given loan category; (2) changes in lending policies and procedures, including changes in underwriting standards, and charge-off and recovery practices not considered elsewhere in estimating credit losses; (3) changes in international, national, regional and local economics and business conditions and developments that affect the collectability of the portfolio, including the conditions of various market segments; (4) changes in the nature and

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

volume of the portfolio and in the terms of loans; (5) changes in the experience, ability, and depth of the lending officers and other relevant staff; (6) changes in the volume and severity of past due loans, the volume of non-accrual loans, the volume of troubled debt restructured and other loan modifications, and the volume and severity of adversely classified loans; (7) changes in the quality of the loan review system; (8) changes in the value of the underlying collateral for collateral-dependent loans; (9) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (10) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current environment.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

June 30, 2019 and 2018

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

The following tables present the credit risk profile of the Company’s loan portfolio, as of June 30, 2019 and 2018, based on rating category and payment activity:

	Real Estate Loans
June 30, 2019	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Pass	$127,386	$104,504	$142,076	$8,918	$16,113
Watch	—	—	1,040	—	—
Substandard	1,904	159	251	20	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$129,290	$104,663	$143,367	$8,938	$16,113

June 30, 2019, (Continued)	Commercial	Consumer	Total
Pass	$81,906	$7,107	$488,010
Watch	1,375	—	2,415
Substandard	965	19	3,318
Doubtful	—	10	10
Loss	—	—	—

Total	$84,246	$7,136	$493,753

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

	Real Estate Loans
June 30, 2018	One- to four-family	Multi- family	Commercial	Home Equity Lines of Credit	Construction
Pass	$127,410	$107,320	$139,805	$9,035	$13,763
Watch	—	—	1,089	—	—
Substandard	1,265	116	50	23	—
Doubtful	6,302	—	—	—	—
Loss	—	—	—	—	—

Total	$134,977	$107,436	$140,944	$9,058	$13,763

June 30, 2018, (Continued)	Commercial	Consumer	Total
Pass	$66,545	$7,362	$471,240
Watch	1,204	1	2,294
Substandard	941	3	2,398
Doubtful	30	—	6,332
Loss	—	—	—

Total	$68,720	$7,366	$482,264

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2019 and 2018:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2019
Real estate loans:
One- to four-family	$1,515	$255	$481	$2,251	$127,039	$129,290	$226
Multi-family	422	—	—	422	104,241	104,663	—
Commercial	74	6	12	92	143,275	143,367	—
Home equity lines of credit	—	26	20	46	8,892	8,938	—
Construction	—	—	—	—	16,113	16,113	—
Commercial	291	—	60	351	83,895	84,246	—
Consumer	99	—	29	128	7,008	7,136	—

Total	$2,401	$287	$602	$3,290	$490,463	$493,753	$226

June 30, 2018
Real estate loans:
One- to four-family	$1,426	$207	$6,633	$8,266	$126,711	$134,977	$293
Multi-family	—	—	2	2	107,434	107,436	—
Commercial	80	13	37	130	140,814	140,944	—
Home equity lines of credit	14	23	—	37	9,021	9,058	—
Construction	354	—	—	354	13,409	13,763	—
Commercial	76	—	30	106	68,614	68,720	—
Consumer	10	29	1	40	7,326	7,366	1

Total	$1,960	$272	$6,703	$8,935	$473,329	$482,264	$294

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $1.5 million in troubled debt restructurings that were classified as impaired.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2019 and 2018:

	June 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
Loans without a specific allowance:
Real estate loans:
One- to four-family	$1,676	$1,676	$—	$1,718	$63	$71
Multi-family	—	—	—	1	—	—
Commercial	18	18	—	34	—	—
Home equity lines of credit	22	22	—	24	1	2
Construction	—	—	—	—	—	—
Commercial	60	60	—	63	6	6
Consumer	19	19	—	24	2	2
Loans with a specific allowance:
Real estate loans:
One- to four-family	$46	$46	$13	$47	$1	$1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	10	10	10	11	1	1
Total:
Real estate loans:
One- to four-family	$1,722	$1,722	$13	$1,765	$64	$72
Multi-family	—	—	—	1	—	—
Commercial	18	18	—	34	—	—
Home equity lines of credit	22	22	—	24	1	2
Construction	—	—	—	—	—	—
Commercial	60	60	—	63	6	6
Consumer	29	29	10	35	3	3

Total	$1,851	$1,851	$23	$1,922	$74	$83

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

The following table presents the Company’s nonaccrual loans at June 30, 2019 and 2018:

	2019	2018
Real estate loans
One- to four-family, including home equity loans	$414	$6,339
Multi-family	—	116
Commercial	18	50
Home equity lines of credit	20	—
Construction	—	—
Commercial	60	30
Consumer	29	—

Total	$541	$6,535

At June 30, 2019 and 2018, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of June 30, 2019 and 2018. With the exception of three one- to four-family loans totaling $8,000, one home equity line of credit for $20,000, and one consumer loan for $2,000, all were performing according to the terms of the restructuring as of June 30, 2019, and with the exception of four one- to four-family loans totaling $169,000, one commercial real estate loan for $3,000, and one commercial business loan for $30,000, all loans were performing according to the terms of restructuring as of June 30, 2018. As of June 30, 2019 all loans listed were on nonaccrual except for ten one- to four-family residential loans totaling $1.3 million, and one home equity line of credit for $1,000. As of June 30, 2018 all loans listed were on nonaccrual except for thirteen one- to four-family residential loans totaling $1.6 million, one multi-family loan for $1.2 million, two home equity lines of credit totaling $26,000, and one consumer loan for $4,000.

	June 30, 2019	June 30, 2018
Real estate loans
One- to four-family	$1,475	$1,588
Multi-family	—	1,213
Commercial	6	17
Home equity lines of credit	22	26

Total real estate loans	1,503	2,844

Construction	—	—
Commercial	—	30
Consumer	2	3

Total	$1,505	$2,877

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

The following table represents loans modified as troubled debt restructurings during the years ending June 30, 2019 and 2018:

	Year Ended June 30, 2019		Year Ended June 30, 2018
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Real estate loans:
One- to four-family	1	$159	2	$60
Home equity lines of credit	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	1	13

Total real estate loans	1	159	3	73

Construction	—	—	—	—
Commercial	—	—	—	—
Consumer loans	—	—	—	—

Total	1	$159	3	$73

2019 Modifications

During the year ended June 30, 2019, the Company modified one one- to four-family loan in the amount of $159,000. This modification included a decrease in interest rate and a maturity concession.

2018 Modifications

During the year ended June 30, 2018, the Company modified two one- to four-family loans totaling $60,000 and one commercial real estate loan in the amount of $13,000.

TDRs with Defaults

The Company had six TDRs, four one- to four-family residential loans for $144,000, one home equity line of credit for $20,000, and one consumer loan for $2,000 that were in default as of June 30, 2019, and were restructured in prior years. No restructured loans were in foreclosure at June 30, 2019. The Company had six TDRs, four one- to four-family residential loans for $169,000, one commercial real estate loan for $3,000, and one commercial business loan for $30,000 that were in default as of June 30, 2018, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2018. The Company defines a default as any loan that becomes 90 days or more past due.

Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for purposes of estimating future losses.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of June 30, 2019 and 2018, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $539,000 and $0 respectively. In addition, as of June 30, 2019 and 2018, we had residential mortgage loans and home equity loans with a carrying value of $200,000 and $6.3 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 4: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2019	2018
Land	$1,976	$1,976
Buildings and improvements	11,319	10,932
Furniture and equipment	4,756	4,035

	18,051	16,943
Less accumulated depreciation	7,345	6,717

Net premises and equipment	$10,706	$10,226

Note 5: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $99,021,000 and $95,825,000 at June 30, 2019 and 2018, respectively.

Custodial escrow balances in connection with the foregoing loan servicing were $652,000 and $408,000 at June 30, 2019 and 2018, respectively.

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2019 and 2018 was $853,000 and $866,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2019	2018
Fair value, beginning of period	$866	$710
Additions:
Servicing assets resulting from asset transfers	144	164
Subtractions:
Payments received and loans refinanced	(112)	(102)
Changes in fair value, due to changes in valuation inputs or assumptions	(45)	94

Fair value, end of period	$853	$866

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 6: Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $260,311,000 at June 30, 2019 and $218,149,000 at June 30, 2018.

The following table represents interest expense by deposit type:

	2019	2018
Savings, NOW, and Money Market	$1,574	$1,021
Certificates of deposit	4,954	2,873
Brokered certificates of deposit	789	556

Total deposit interest expense	$7,317	$4,450

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

At June 30, 2019, the scheduled maturities of time deposits; including brokered time deposits, are as follows:

2020	$210,936
2021	99,154
2022	13,986
2023	5,211
2024 and thereafter	998

$330,285

Note 7: Federal Home Loan Bank Advances

The Federal Home Loan Bank advances totaled $24,000,000 and $67,500,000 as of June 30, 2019 and 2018, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate, and HELOC loans totaling $321,046,000 at June 30, 2019. Advances at June 30, 2019, at interest rates from 0.92 to 2.89 percent are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2019, are:

2020	$—
2021	4,000
2022	—
2023	10,000
2024	10,000
Thereafter	—

$24,000

Note 8: Repurchase Agreements

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The carrying value of securities sold under agreement to repurchase amounted to $2.0 million at June 30, 2019 and $2.3 million at June 30, 2018. At June 30, 2019, approximately $472,000 of our repurchase agreements had an overnight maturity, while the remaining $1.5 million in repurchase agreements had a term of 30 to 90 days. The maximum amount of outstanding agreements at any month-end during 2019 and 2018 totaled $2,840,000 and $2,980,000, respectively, and the monthly average of such agreements totaled $2,400,000 and $2,623,000 for 2019 and 2018, respectively. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Note 9: Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois and Missouri. During the years ended June 30, 2019 and 2018, the Company did not recognize expense for interest or penalties.

The provision for income taxes includes these components:

	2019	2018
Taxes currently payable	$1,217	$1,401
Deferred income taxes	76	1,324

Income tax expense	$1,293	$2,725

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2019	2018
Computed at the statutory rate*	$1,019	$1,232
Increase (decrease) resulting from
Tax exempt interest	(26)	(37)
Cash surrender value of life insurance	(56)	(104)
State income taxes	329	270
Adjustment of deferred tax asset and tax rate change for enacted changes in tax laws	—	1,318
Other	27	46

Actual tax expense	$1,293	$2,725

Tax rate as a percentage of pre-tax income	26.7%	61.1%

*Statutory tax rate of 21.0% for year ended June 30, 2019, and 27.6% (blended rate) for year ended June 30, 2018.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2019	2018
Deferred tax assets
Allowance for loan losses	$1,802	$1,695
Accrued retirement liability	651	602
Deferred compensation	422	378
Deferred loan fees	83	114
Postretirement health plan	170	174
Unrealized losses on available-for-sale securities	—	1,462
Accrued vacation	46	40
MPF recourse liability	66	53
Deferred revenue Mastercard	27	30
Stock options - Directors	42	34
Other	12	28

	3,321	4,610

Deferred tax liabilities
Depreciation	(426)	(198)
Mortgage servicing rights	(243)	(247)
Deferred loan expense	(182)	(160)
Unrealized gains on available-for-sale securities	(395)	—
Other	(9)	(2)

	(1,255)	(607)

Net deferred tax asset	$2,066	$4,003

Retained earnings at both June 30, 2019 and 2018, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $466,000 at both June 30, 2019 and 2018.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Note 10: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2019	2018
Net unrealized gains (losses) on securities available for sale	$1,386	$(4,240)
Net unrealized postretirement health benefit plan obligations	(596)	(504)

	790	(4,744)
Tax effect	(225)	1,636

Net-of-tax amount	$565	$(3,108)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Note 11: Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2019 and 2018, were as follows:

	Amounts Reclassified From AOCI
	2019	2018	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains on available-for-sale securities	$11	$13	Net realized gains on sale of available-for-sale securities
Amortization of defined benefit pension items:
Actuarial losses	104	104	Components are included in computation of net periodic pension cost
Prior service costs	—	(34)

Total reclassified amount before tax	115	83
Tax expense (benefit)	11	29	Provision for Income Tax

Total reclassification out of AOCI	$104	$54	Net Income

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of June 30, 2019, the Association meets all capital adequacy requirements to which it is subject.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

As of June 30, 2019, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
Total capital (to risk-weighted assets)	$81,624	16.28%	$40,119	8.00%	$50,149	10.00%
Tier 1 capital (to risk-weighted assets)	75,355	15.03%	30,090	6.00%	40,119	8.00%
Common Equity Tier 1 capital (to risk-weighted assets)	75,355	15.03%	22,567	4.50%	32,597	6.50%
Tier 1 capital (to adjusted total assets)	75,355	10.96%	27,513	4.00%	34,392	5.00%
Tangible capital (to adjusted tangible assets)	75,355	10.96%	10,317	1.50%	N/A	N/A
As of June 30, 2018
Total capital (to risk-weighted assets)	$78,988	16.09%	$39,276	8.00%	$49,095	10.00%
Tier 1 capital (to risk-weighted assets)	73,053	14.88%	29,457	6.00%	39,276	8.00%
Common Equity Tier 1 capital (to risk-weighted assets)	73,053	14.88%	22,093	4.50%	31,912	6.50%
Tier 1 capital (to adjusted total assets)	73,053	11.51%	25,394	4.00%	31,743	5.00%
Tangible capital (to adjusted tangible assets)	73,053	11.51%	9,523	1.50%	N/A	N/A

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

The following is a reconciliation of the Association equity amounts included in the consolidated balance sheets to the amounts reflected for regulatory purposes:

	2019	2018
Association equity	$75,920	$69,945
Less net unrealized gains	991	(2,778)
Less postretirement benefit plan	(426)	(330)

Tier 1 capital	75,355	73,053
Plus allowance for loan losses subject to limit	6,269	5,945

Total risk-based capital	$81,624	$78,988

The Association’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the previous tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for the calendar year and retained net income for the preceding two calendar years.

Note 13: Related Party Transactions

At June 30, 2019 and 2018, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2019	2018
Balance, beginning of year	$3,132	$4,520
New loans	756	139
Repayments	(855)	(1,527)

Balance, end of year	$3,033	$3,132

Deposits from related parties held by the Company at June 30, 2019 and 2018 totaled $1,482,000 and $1,599,000, respectively.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Note 14: Employee Benefits

The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $171,000 to the plan in fiscal year 2020.

The Company uses a June 30 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2019	2018
Change in benefit obligation
Beginning of year	$2,770	$2,874
Service cost	50	53
Interest cost	107	100
Actuarial gain	106	(138)
Benefits paid	(114)	(119)

End of year	$2,919	$2,770

Significant balances, costs and assumptions are:

	Postretirement Plan
	2019	2018
Benefit obligation	$2,919	$2,770
Fair value of plan assets	—	—

Funded status	$(2,919)	$(2,770)

Accumulated benefit obligation	$2,919	$2,770

Amounts recognized in the consolidated balance sheets:

Accrued benefit cost	$2,919	$2,770

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Components of net periodic benefit cost:

	2019	2018
Service cost	$50	$53
Interest cost	107	100
Amortization of prior service credit	—	(34)
Amortization of (Gain) or Loss	16	31

	$173	$150

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2019	2018
Net loss	$531	$440
Prior service credit	—	—

	$531	$440

Other significant balances and costs are:

	2019	2018
Employer contribution	$114	$119
Benefits paid	114	119
Benefit costs	173	150

Other changes in plan assets and benefit obligations recognized in other comprehensive income are described in Note 11.

The estimated net loss, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $25,000, $0, and $0, respectively.

A discount rate of 3.25% and 3.95% were used for 2019 and 2018, to determine the benefit obligations and benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

	One- Percentage-Point Increase	One- Percentage-Point Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	34	(35)

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2019, 2020 and 2021, respectively. The rate was assumed to decrease gradually to 5% by the year 2030 and remain at that level thereafter.

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2019:

2020	$124
2021	142
2022	167
2023	181
2024	197
2025-2029	947

The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of compensation that a participant defers. Employer contributions charged to expense for 2019 and 2018 were $68,000 and $63,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2019 and 2018 were $510,000 and $466,000, respectively.

The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent. The deferred compensation charged to expense totaled $220,000 and $224,000 for the years ended June 30, 2019 and 2018, respectively. The agreements’ accrued liability of $1.5 million and $1.3 million as of June 30, 2019 and 2018, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2020	$65
2021	104
2022	150
2023	131
2024	130
Thereafter	3,872

$4,452

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

A summary of ESOP shares at June 30, 2019 and 2018 are as follows (dollars in thousands):

	2019	2018
Allocated shares	109,018	96,133
Shares committed for release	19,245	19,245
Unearned shares	230,940	250,185

Total ESOP shares	359,203	365,563

Fair value of unearned ESOP shares (1)	$4,829	$5,979

(1)	Based on closing price of $20.91 and $23.90 per share on June 30, 2019, and 2018, respectively.

During the year ended June 30, 2019 and 2018, 6,360 and 6,116 ESOP shares, respectively, were paid to ESOP participants due to separation from service.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

The following table summarizes stock option activity for the year ended June 30, 2019 (dollars in thousands):

	Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, June 30, 2018	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, June 30, 2019	153,143	$16.63	4.4	$655	(1)

Exercisable, June 30, 2019	108,571	$16.63	4.4	$465	(1)

(1)	Based on closing price of $20.91 per share on June 30, 2019.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the year ended June 30, 2019.

There were 22,286 options that vested during the year ended June 30, 2019 compared to 22,285 stock options that vested during the year ended June 30, 2018. Stock-based compensation expense and related tax benefit was $57,000 and $16,000, respectively, for both the year ended June 30, 2019, and the year ended June 30, 2018, and was recognized in non-interest expense. Total unrecognized compensation cost related to non-vested stock options was $80,000 at June 30, 2019 and is expected to be recognized over a weighted-average period of 1.4 years.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2019:

	Shares	Weighted- Average Grant-Date Fair Value
Balance, June 30, 2018	60,375	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,062	16.79

Balance, June 30, 2019	50,313	16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was $160,000 and $46,000, respectively, for the year ended June 30, 2019, and was $160,000 and $44,000, respectively, for the year ended June 30, 2018, and was recognized in non-interest expense. Unrecognized compensation expense for non-vested restricted stock awards was $766,000 and is expected to be recognized over 4.4 years with a corresponding credit to paid-in capital.

Note 16: Earnings Per Share (“EPS”)

Basic and diluted earnings per common share are presented for the years ended June 30, 2019 and 2018. The factors used in the earnings per common share computation follow:

	Year Ended June 30, 2019	Year Ended June 30, 2018
Net income	$3,558	$1,738

Basic weighted average shares outstanding	3,716,924	3,918,676
Less: Average unallocated ESOP shares	(240,563)	(259,808)

Average shares outstanding	3,476,361	3,658,868

Diluted effect of restricted stock awards and stock options	53,856	39,716

Diluted average shares outstanding	3,530,217	3,698,584

Basic earnings per common share	$1.02	$0.47

Diluted earnings per common share	$1.01	$0.47

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

The Company announced a stock repurchase plan on December 10, 2018, which allowed the Company to repurchase up to 290,356 shares of its common stock, or approximately 7.5% of its then current outstanding shares. As of March 31, 2019, all 290,356 shares had been repurchased under this plan at an average price of $21.23 per share. The Company announced another stock repurchase plan on June 12, 2019, which allowed the Company to repurchase up to 89,526 shares of its common stock, or approximately 2.5% of its then current outstanding shares. As of June 30, 2019, 2,800 shares had been repurchased at an average price of $21.02 per share.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and 2018:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Available-for-sale securities:
US Government and federal agency	$12,950	$—	$12,950	$—
Mortgage-backed securities – GSE residential	125,510	—	125,510	—
Small Business Administration	4,935	—	4,935	—
State and political subdivisions	2,896	—	2,896	—
Mortgage servicing rights	853	—	—	853

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Available-for-sale securities:
US Government and federal agency	$23,922	$—	$23,922	$—
Mortgage-backed securities – GSE residential	97,059	—	97,059	—
Small Business Administration	1,891	—	1,891	—
State and political subdivisions	3,124	—	3,124	—
Mortgage servicing rights	866	—	—	866

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2019. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2019 or 2018. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of June 30, 2019 or 2018.

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

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2017	$710
Total realized and unrealized gains and losses included in net income	94
Servicing rights that result from asset transfers	164
Payments received and loans refinanced	(102)

Balance, June 30, 2018	866

Total realized and unrealized gains and losses included in net income	(45)
Servicing rights that result from asset transfers	144
Payments received and loans refinanced	(112)

Balance, June 30, 2019	$853

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(45)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and 2018:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Impaired loans (collateral dependent)	$33	$—	$—	$33
Foreclosed assets	512	—	—	512
June 30, 2018:
Impaired loans (collateral dependent)	$—	$—	$—	$—

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the years ended June 30, 2019 and 2018:

	2019	2018
Impaired loans (collateral dependent)	$(20)	$3
Foreclosed and repossessed assets held for sale	(196)	—

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$853	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	8.3% - 11.0% (9.0%)
			Probability of default	0.05% - 0.12% (0.11%)
Impaired loans (collateral dependent)	33	Market comparable properties	Marketability discount	11.1% (11.1%)
Foreclosed assets	512	Market comparable properties	Comparability adjustments (%)	7.8% (7.8%)

	Fair Value at June 30, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$866	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	6.3% - 10.3% (6.6%)
			Probability of default	0.00% -0.17% (0.16%)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and 2018.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Financial assets
Cash and cash equivalents	$59,600	$59,600	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	487,774	—	—	480,479
Federal Home Loan Bank stock	1,174	—	1,174	—
Accrued interest receivable	2,142	—	2,142	—
Financial liabilities
Deposits	607,023	—	276,738	331,865
Repurchase agreements	2,015	—	2,015	—
Federal Home Loan Bank advances	24,000	—	24,419	—
Advances from borrowers for taxes and insurance	747	—	747	—
Accrued interest payable	801	—	801	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

The methods utilized to estimate the fair value of financial instruments at June 30, 2018 did not necessarily represent an exit price. In accordance with the Company’s adoption of ASU 2016-01 as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2019 represent an approximation of exit price; however, an actual exit price may differ.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

At June 30, 2019 and 2018, the Company had outstanding commitments to originate loans aggregating approximately $5,430,000 and $9,246,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $2,959,000 and $8,890,000 at June 30, 2019 and 2018, respectively, with the remainder subject to adjustable interest rates. The weighted average interest rates for fixed rate loan commitments were 5.03% and 5.29% as of June 30, 2019 and 2018, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

At June 30, 2019, the Company had granted unused lines of credit to borrowers aggregating approximately $44,070,000 and $6,726,000 for commercial lines and open-end consumer lines, respectively. At June 30, 2018, the Company had granted unused lines of credit to borrowers aggregating approximately $47,997,000 and $5,545,000 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

At June 30, 2019 and 2018, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Note 20: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2019 and 2018:

Condensed Balance Sheet

	June 30,	June 30,
	2019	2018
Assets
Cash and due from banks	$4,058	$9,060
Investment in common stock of subsidiary	75,920	69,945
ESOP loan	2,628	2,785

Total assets	$82,606	$81,790

Liabilities
Other liabilities	$145	$115

Total liabilities	145	115
Stockholders’ Equity	82,461	81,675

Total liabilities and stockholders’ equity	$82,606	$81,790

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Condensed Statement of Income and Comprehensive Income (Loss)

	Year Ending June 30,	Year Ending June 30,
	2019	2018
Income
Interest on ESOP loan	$136	$123
Deposits with financial institutions	—	—

Total income	136	123
Expense	183	179
Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(47)	(56)
Benefit for Income Taxes	(11)	(19)

Loss Before Equity in Undistributed Loss of Subsidiary	(36)	(37)
Equity in Undistributed Income of Subsidiary	3,594	1,775

Net Income	$3,558	$1,738

Comprehensive Income (Loss)	$7,231	$(797)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

(Table dollar amounts in thousands)

Condensed Statement of Cash Flows

	Year Ended June 30,	Year Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$3,558	$1,738

Items not requiring (providing) cash
Deferred income tax	—	(39)
Net change in other liabilities	30	87
Earnings from subsidiary	(3,594)	(1,775)

Net cash provided by operating activities	(6)	11

Cash flows from financing activities
Stock purchase per stock repurchase plan	(6,222)	(1,380)
Dividends paid	(930)	(784)
Dividends received	2,000	—
Loan for ESOP	156	157

Net cash used in financing activities	(4,996)	(2,007)

Net Change in Cash and Cash Equivalents	(5,002)	(1,996)
Cash and Cash Equivalents at Beginning of Year	9,060	11,056

Cash and Cash Equivalents at End of Year	$4,058	$9,060