Form 10-Q
period 2019-09-30
IF Bancorp, Inc.
filed 2019-11-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

* * * * *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IROQ	Nasdaq Capital Market

The Registrant had 3,265,771 shares of common stock, par value $0.01 per share, issued and outstanding as of November 4, 2019.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	September 30, 2019	June 30, 2019
	(Unaudited)
Assets
Cash and due from banks	$7,991	$57,994
Interest-bearing demand deposits	1,385	1,606

Cash and cash equivalents	9,376	59,600

Interest-bearing time deposits in banks	3,000	3,000
Available-for-sale securities	147,975	146,291
Loans, net of allowance for loan losses of $6,277 and $6,328 at September 30, 2019 and June 30, 2019, respectively	490,966	487,774
Premises and equipment, net of accumulated depreciation of $7,498 and $7,345 at September 30, 2019 and June 30, 2019, respectively	10,637	10,706
Federal Home Loan Bank stock, at cost	1,215	1,174
Foreclosed assets held for sale	584	778
Accrued interest receivable	2,386	2,142
Bank-owned life insurance	9,142	9,072
Mortgage servicing rights	836	853
Deferred income taxes	1,377	2,066
Other	710	414

Total assets	$678,204	$723,870

Liabilities and Equity
Liabilities
Deposits
Demand	$33,453	$80,442
Savings, NOW and money market	198,932	196,296
Certificates of deposit	291,569	290,761
Brokered certificates of deposit	32,523	39,524

Total deposits	556,477	607,023

Repurchase agreements	3,102	2,015
Federal Home Loan Bank advances	27,000	24,000
Line of credit and other borrowings	5,000	—
Advances from borrowers for taxes and insurance	847	747
Accrued post-retirement benefit obligation	2,930	2,919
Accrued interest payable	1,190	801
Other	4,371	3,904

Total liabilities	600,917	641,409

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,274,071 and 3,578,252 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	32	36
Additional paid-in capital	48,925	48,813
Unearned ESOP shares, at cost, 226,129 and 230,940 shares at September 30, 2019 and June 30, 2019, respectively	(2,261)	(2,309)
Retained earnings	29,156	35,356
Accumulated other comprehensive income, net of tax	1,435	565

Total stockholders’ equity	77,287	82,461

Total liabilities and stockholders’ equity	$678,204	$723,870

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2019	2018
Interest and Dividend Income
Interest and fees on loans	$5,897	$5,505
Securities:
Taxable	919	827
Tax-exempt	30	33
Federal Home Loan Bank dividends	23	29
Deposits with other financial institutions	139	25

Total interest and dividend income	7,008	6,419

Interest Expense
Deposits	2,283	1,539
Federal Home Loan Bank advances	139	418

Total interest expense	2,422	1,957

Net Interest Income	4,586	4,462
Provision for Loan Losses	(54)	237

Net Interest Income After Provision for Loan Losses	4,640	4,225

Noninterest Income
Customer service fees	102	103
Other service charges and fees	65	88
Insurance commissions	162	183
Brokerage commissions	235	276
Net realized gains on sales of available-for-sale securities	1	—
Mortgage banking income, net	45	86
Gain on sale of loans	140	93
Gain on foreclosed assets, net	(2)	120
Bank-owned life insurance income, net	70	67
Other	248	262

Total noninterest income	1,066	1,278

Noninterest Expense
Compensation and benefits	2,665	2,503
Office occupancy	255	211
Equipment	386	331
Federal deposit insurance	28	43
Stationary, printing and office	30	36
Advertising	121	142
Professional services	116	120
Supervisory examinations	44	44
Audit and accounting services	69	40
Organizational dues and subscriptions	19	19
Insurance bond premiums	41	42
Telephone and postage	50	67
Other	367	626

Total noninterest expense	4,191	4,224

Income Before Income Tax	1,515	1,279
Provision for Income Tax	415	345

Net Income	$1,100	$934

Earnings Per Share:
Basic	$0.33	$0.26
Diluted	$0.33	$0.25
Dividends declared per common share	$0.15	$0.125

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2019	2018
Net Income	$1,100	$934
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $345 and $(120), for 2019 and 2018, respectively	868	(1,191)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $0 for 2019 and 2018, respectively	1	—

	867	(1,191)

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $2 and $31 for 2019 and 2018, respectively	3	(27)

Other comprehensive income (loss), net of tax	870	(1,218)

Comprehensive Income (Loss)	$1,970	$(284)

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
For the three months ended September 30, 2019
Balance, July 1, 2019	$36	$48,813	$(2,309)	$35,356	$565	$82,461
Net income	—	—	—	1,100	—	1,100
Other comprehensive income	—	—	—	—	870	870
Dividends on common stock, $0.15 per share	—	—	—	(521)	—	(521)
Stock equity plan	—	55	—	—	—	55
Stock repurchase, 304,181 shares, average price $22.30 each	(4)	—	—	(6,779)	—	(6,783)
ESOP shares earned, 4,811 shares	—	57	48	—	—	105

Balance, September 30, 2019	$32	$48,925	$(2,261)	$29,156	$1,435	$77,287

For the three months ended September 30, 2018
Balance, July 1, 2018	$39	$48,361	$(2,502)	$38,885	$(3,108)	$81,675
Net income	—	—	—	934	—	934
Other comprehensive loss	—	—	—	—	(1,218)	(1,218)
Dividends on common stock, $0.125 per share	—	—	—	(484)	—	(484)
Stock equity plan	—	56	—	—	—	56
ESOP shares earned, 4,811 shares	—	70	48	—	—	118

Balance, September 30, 2018	$39	$48,487	$(2,454)	$39,335	$(4,326)	$81,081

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2019	2018
Operating Activities
Net income	$1,100	$934
Items not requiring (providing) cash
Depreciation	153	149
Provision for loan losses	(54)	237
Amortization of premiums and discounts on securities	91	7
Deferred income taxes	342	(14)
Net realized gains on loan sales	(140)	(93)
Net realized gains on sales of available-for-sale securities	(1)	—
(Gain) Loss on foreclosed assets held for sale	2	(120)
Bank-owned life insurance income, net	(70)	(67)
Originations of loans held for sale	(5,883)	(4,629)
Proceeds from sales of loans held for sale	6,356	4,900
ESOP compensation expense	105	118
Stock equity plan expense	55	56
Changes in
Accrued interest receivable	(244)	(474)
Other assets	(296)	190
Accrued interest payable	389	205
Post-retirement benefit obligation	16	12
Other liabilities	(54)	(1,405)

Net cash provided by operating activities	1,867	6

Investing Activities
Purchases of available-for-sale securities	(6,596)	(5,457)
Proceeds from maturities and pay downs of available-for-sale securities	6,034	3,894
Net change in loans	(3,482)	(14,759)
Purchase of premises and equipment	(84)	(472)
Proceeds from the sale of foreclosed assets	220	1,635
Redemption of Federal Home Loan Bank stock owned	—	450
Purchase of Federal Home Loan Bank stock	(41)	(754)

Net cash used in investing activities	(3,949)	(15,463)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(44,353)	(6,372)
Net increase (decrease) in certificates of deposit, including brokered certificates	(6,193)	16,754
Net increase in advances from borrowers for taxes and insurance	100	348
Proceeds from Federal Home Loan Bank advances	8,000	72,250
Repayments of Federal Home Loan Bank advances	(5,000)	(65,000)
Proceeds from other borrowings	5,000	—
Net increase (decrease) in repurchase agreements	1,087	(147)
Purchases of Common Stock	(6,783)	—

Net cash provided by (used in) financing activities	(48,142)	17,833

Net Increase (Decrease) in Cash and Cash Equivalents	(50,224)	2,376
Cash and Cash Equivalents, Beginning of Period	59,600	4,754

Cash and Cash Equivalents, End of Period	$9,376	$7,130

Supplemental Cash Flows Information
Interest paid	$2,033	$1,752
Income taxes paid (net of refunds)	$200	$—
Dividends payable	$521	$484
Foreclosed assets acquired in settlement of loans	$28	$6,332

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2019 and June 30, 2019, and the results of its operations for the three month periods ended September 30, 2019 and 2018. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The results of operations for the three-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year.

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit and investments securities, as well as revenue related to our mortgage servicing activities and bank owned life insurance, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, and which are presented in our income statements as components of noninterest income are as follows:

•

Customer Service Fees—The Company generates revenue from fees charged for deposit account maintenance, overdrafts, wire transfers, and check fees. The revenue related to deposit fees is recognized at the time the performance obligation is satisfied.

•

Insurance Commissions—The Company’s insurance agency, Iroquois Insurance Agency, receives commissions on premiums of new and renewed business policies. Iroquois Insurance Agency records commission revenue on direct bill policies as the cash is received. For agency bill policies, Iroquois Insurance Agency retains its commission portion of the customer premium payment and remits the balance to the carrier. In both cases, the carrier holds the performance obligation.

•

Brokerage Commissions—The primary brokerage revenue is recorded at the beginning of each quarter through billing to customers based on the account asset size on the last day of the previous quarter. If a withdrawal of funds takes place, a prorated refund may occur; this is reflected within the same quarter as the original billing occurred. All performance obligations are met within the same quarter that the revenue is recorded.

•

Other—The Company generates revenue through service charges from the use of its ATM machines and interchange income from the use of Company issued credit and debit cards. The revenue is recognized at the time the service is used, and the performance obligation is satisfied.

Note 2: New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing standards for lease accounting effectively bringing most leases onto the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability, while leaving lessor accounting largely unchanged with only targeted changes incorporated into the update. ASU 2016-02 became effective for the Company July 1, 2019. As permitted by the amendments, the Company has elected an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The adoption did not have an effect on the Company’s financial position or results of operations since the Company does not have any material lease agreements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update will be effective for interim and annual periods beginning after December 15, 2022. As we prepare for the adoption of ASU 2016-13, we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU 2016-13 becomes effective. We have entered an agreement with a firm specializing in ALLL modeling and have begun transition modeling so we will be ready for the required adoption. As of September 30, 2019, model installation was not completed to a point a reliable parallel test could determine the final expected impact that the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

A summary of ESOP shares at September 30, 2019 and June 30, 2019 are as follows (dollars in thousands):

	September 30, 2019	June 30, 2019
Allocated shares	128,263	109,018
Shares committed for release	4,811	19,245
Unearned shares	226,129	230,940

Total ESOP shares	359,203	359,203

Fair value of unearned ESOP shares (1)	$4,749	$4,829

(1)	Based on closing price of $21.00 and $20.91 per share on September 30, 2019, and June 30, 2019, respectively.

During the three months ended September 30, 2019 and 2018, no ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 8 years, starting in December 2016. As of September 30, 2019, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the three months ended September 30, 2019 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2019	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, September 30, 2019	153,143	$16.63	4.2	$669	(1)

Exercisable, September 30, 2019	108,571	$16.63	4.2	$474	(1)

(1)	Based on closing price of $21.00 per share on September 30, 2019.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the three months ended September 30, 2019.

There were no options that vested during the three months ended September 30, 2019 and 2018. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the three months ended September 30, 2019 and 2018. Total unrecognized compensation cost related to non-vested stock options was $66,000 at September 30, 2019 and is expected to be recognized over a weighted-average period of 1.2 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2019:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2019	50,313	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	—	—

Balance, September 30, 2019	50,313	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest expense, was $42,000 and $12,000, respectively, for the three months ended September 30, 2019, and was $42,000 and $12,000, respectively, for the three months ended September 30, 2018. Unrecognized compensation expense for non-vested restricted stock awards was $724,000 and is expected to be recognized over 4.2 years with a corresponding credit to paid-in capital.

Note 4: Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2019 and 2018. The factors used in the earnings per common share computation are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
Net income	$1,100	$934

Basic weighted average shares outstanding	3,533,275	3,871,408
Less: Average unallocated ESOP shares	(228,534)	(247,779)

Basic average shares outstanding	3,304,741	3,623,629

Diluted effect of restricted stock awards and stock options	52,155	69,853

Diluted average shares outstanding	3,356,896	3,693,482

Basic earnings per common share	$0.33	$0.26

Diluted earnings per common share	$0.33	$0.25

The Company announced a stock repurchase plan on June 12, 2019, whereby the Company could repurchase up to 89,526 shares of its common stock, or approximately 2.5% of its then current outstanding shares. As of September 30, 2019, 20,200 shares were repurchased at an average price of $21.17 per share. On September 13, 2019, the Company announced an increase in the number of shares that may be repurchased under the Company’s existing stock repurchase plan, whereby the Company could repurchase up to 320,476 shares, or approximately 9.0% of its then outstanding shares. As of September 30, 2019, there were 286,781 shares repurchased by the Company and there were 33,695 shares yet to be repurchased under this plan.

Note 5: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2019:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$10,660	$430	$—	$11,090
Mortgage-backed:
GSE residential	127,481	2,214	(231)	129,464
Small Business Administration	4,510	4	(1)	4,513
State and political subdivisions	2,725	183	—	2,908

	$145,376	$2,831	$(232)	$147,975

June 30, 2019:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$12,654	$296	$—	$12,950
Mortgage-backed:
GSE residential	124,615	1,231	(336)	125,510
Small Business Administration	4,911	25	(1)	4,935
State and political subdivisions	2,725	171	—	2,896

	$144,905	$1,723	$(337)	$146,291

With the exception of U.S. Government, federal agency and GSE securities and Mortgage-backed GSE residential securities with a book value of approximately $10,660,000 and $127,481,000, respectively, and a market value of approximately $11,090,000 and $129,464,000, respectively, at September 30, 2019, the Company held no securities at September 30, 2019 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at September 30, 2019, and June 30, 2019 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$1,150	$1,159
One to five years	—	—
Five to ten years	13,993	14,599
After ten years	2,752	2,753

	17,895	18,511
Mortgage-backed securities	127,481	129,464

Totals	$145,376	$147,975

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $66,876,000 and $57,921,000 as of September 30, 2019 and June 30, 2019, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $3.1 million at September 30, 2019 and $2.0 million at June 30, 2019. At September 30, 2019, approximately $1.5 of our repurchase agreements had an overnight maturity, while the remaining $1.6 million in repurchase agreements had a term of 30 to 90 days. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $1,000 and $0 and gross losses of $0 and $0 resulting from sales of available-for-sale securities were realized for the three months ended September 30, 2019, and 2018, respectively. Tax provision applicable to these net realized gains was nominal for the three months ended September 30, 2019, and $0 for the three months ended September 30, 2018.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2019 and June 30, 2019, was $28,076,000 and $47,146,000, respectively, which is approximately 19% and 32% of the Company’s available-for-sale investment portfolio. These declines in fair value at September 30, 2019 and June 30, 2019, resulted from increases in market interest rates and are considered temporary.

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and June 30, 2019:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019:
Mortgage-backed:
GSE residential	$14,836	$(91)	$11,400	$(140)	$26,236	$(231)
Small Business Administration	1,840	(1)	—	—	1,840	(1)

Total temporarily impaired securities	$16,676	$(92)	$11,400	$(140)	$28,076	$(232)

June 30, 2019:
Mortgage-backed:
GSE residential	$15,167	$(72)	$31,049	$(264)	$46,216	$(336)
Small Business Administration	930	(1)	—	—	930	(1)

Total temporarily impaired securities	$16,097	$(73)	$31,049	$(264)	$47,146	$(337)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at September 30, 2019 and June 30, 2019, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019 and June 30, 2019.

Note 6: Loans and Allowance for Loan Losses

Classes of loans include:

	September 30, 2019	June 30, 2019
Real estate loans:
One- to four-family, including home equity loans	$126,152	$129,290
Multi-family	105,548	104,663
Commercial	146,500	143,367
Home equity lines of credit	8,897	8,938
Construction	17,267	16,113
Commercial	84,825	84,246
Consumer	7,714	7,136

Total loans	496,903	493,753
Less:
Unearned fees and discounts, net	(340)	(349)
Allowance for loan losses	6,277	6,328

Loans, net	$490,966	$487,774

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois and Champaign, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties, including real estate construction loans, amounting to $264,116,000 and $260,888,000 as of September 30, 2019 and June 30, 2019, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $4,638,000 and $4,844,000 at September 30, 2019 and June 30, 2019, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $28,574,000 and $29,524,000 at September 30, 2019 and June 30, 2019, respectively, of which $11,181,000 and $12,025,000, at September 30, 2019 and June 30, 2019 were outside our primary market area. These participation loans are secured by real estate and other business assets.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three-month periods ended September 30, 2019 and 2018 and the year ended June 30, 2019:

	Three Months Ended September 30, 2019 Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,031	$1,642	$1,623	$89
Provision charged to expense	(44)	(40)	34	1
Losses charged off	—	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$990	$1,602	$1,657	$90

Ending balance: individually evaluated for impairment	$13	$—	$—	$—

Ending balance: collectively evaluated for impairment	$977	$1,602	$1,657	$90

Loans:
Ending balance	$126,152	$105,548	$146,500	$8,897

Ending balance: individually evaluated for impairment	$1,702	$—	$16	$19

Ending balance: collectively evaluated for impairment	$124,450	$105,548	$146,484	$8,878

	Three Months Ended September 30, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$213	$1,659	$71	$6,328
Provision charged to expense	(9)	(9)	13	(54)
Losses charged off	—	—	(15)	(15)
Recoveries	—	14	1	18

Balance, end of period	$204	$1,664	$70	$6,277

Ending balance: individually evaluated for impairment	$—	$—	$6	$19

Ending balance: collectively evaluated for impairment	$204	$1,664	$64	$6,258

Loans:
Ending balance	$17,267	$84,825	$7,714	$496,903

Ending balance: individually evaluated for impairment	$—	$55	$21	$1,813

Ending balance: collectively evaluated for impairment	$17,267	$84,770	$7,693	$495,090

	Year Ended June 30, 2019 Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$997	$1,650	$1,604	$91
Provision charged to expense	29	(8)	19	13
Losses charged off	(17)	—	—	(15)
Recoveries	22	—	—	—

Balance, end of year	$1,031	$1,642	$1,623	$89

Ending balance: individually evaluated for impairment	$13	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,018	$1,642	$1,623	$89

Loans:
Ending balance	$129,290	$104,663	$143,367	$8,938

Ending balance: individually evaluated for impairment	$1,722	$—	$18	$22

Ending balance: collectively evaluated for impairment	$127,568	$104,663	$143,349	$8,916

	Year Ended June 30, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$168	$1,373	$62	$5,945
Provision charged to expense	45	286	23	407
Losses charged off	—	—	(18)	(50)
Recoveries	—	—	4	26

Balance, end of year	$213	$1,659	$71	$6,328

Ending balance: individually evaluated for impairment	$—	$—	$10	$23

Ending balance: collectively evaluated for impairment	$213	$1,659	$61	$6,305

Loans:
Ending balance	$16,113	$84,246	$7,136	$493,753

Ending balance: individually evaluated for impairment	$—	$60	$29	$1,851

Ending balance: collectively evaluated for impairment	$16,113	$84,186	$7,107	$491,902

	Three Months Ended September 30, 2018 Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$997	$1,650	$1,604	$91
Provision charged to expense	14	6	40	—
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of year	$1,012	$1,656	$1,644	$91

Ending balance: individually evaluated for impairment	$—	$—	$3	$—

Ending balance: collectively evaluated for impairment	$1,012	$1,656	$1,641	$91

Loans:	$130,518	$107,625	$144,425	$9,033

Ending balance	$1,535	$1,207	$48	$24

Ending balance: individually evaluated for impairment	$128,983	$106,418	$144,377	$9,009

	Three Months Ended September 30, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$168	$1,373	$62	$5,945
Provision charged to expense	1	174	2	237
Losses charged off	—	—	(2)	(2)
Recoveries	—	—	—	1

Balance, end of year	$169	$1,547	$62	$6,181

Ending balance: individually evaluated for impairment	$—	$9	$—	$12

Ending balance: collectively evaluated for impairment	$169	$1,538	$62	$6,169

Loans:
Ending balance	$12,574	$78,734	$7,532	$490,441

Ending balance: individually evaluated for impairment	$—	$9	$3	$2,826

Ending balance: collectively evaluated for impairment	$12,574	$78,725	$7,529	$487,615

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
September 30, 2019 :
Pass	$124,182	$105,392	$145,146	$8,807	$17,267	$82,214	$7,692	$490,700
Watch	—	—	1,108	71	—	1,528	—	2,707
Substandard	1,970	156	246	19	—	1,083	15	3,489
Doubtful	—	—	—	—	—	—	7	7
Loss	—	—	—	—	—	—	—	—

Total	$126,152	$105,548	$146,500	$8,897	$17,267	$84,825	$7,714	$496,903

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2019:
Pass	$127,386	$104,504	$142,076	$8,918	$16,113	$81,906	$7,107	$488,010
Watch	—	—	1,040	—	—	1,375	—	2,415
Substandard	1,904	159	251	20	—	965	19	3,318
Doubtful	—	—	—	—	—	—	10	10
Loss	—	—	—	—	—	—	—	—

Total	$129,290	$104,663	$143,367	$8,938	$16,113	$84,246	$7,136	$493,753

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2019:
Real estate loans:
One- to four-family	$922	$216	$562	$1,700	$124,452	$126,152	$313
Multi-family	415	—	—	415	105,133	105,548	—
Commercial	90	184	12	286	146,214	146,500	—
Home equity lines of credit	13	18	—	31	8,866	8,897	—
Construction	—	—	—	—	17,267	17,267	—
Commercial	140	—	192	332	84,493	84,825	138
Consumer	41	14	15	70	7,644	7,714	—

Total	$1,621	$432	$781	$2,834	$494,069	$496,903	$451

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2019:
Real estate loans:
One- to four-family	$1,515	$255	$481	$2,251	$127,039	$129,290	$226
Multi-family	422	—	—	422	104,241	104,663	—
Commercial	74	6	12	92	143,275	143,367	—
Home equity lines of credit	—	26	20	46	8,892	8,938	—
Construction	—	—	—	—	16,113	16,113	—
Commercial	291	—	60	351	83,895	84,246	—
Consumer	99	—	29	128	7,008	7,136	—

Total	$2,401	$287	$602	$3,290	$490,463	$493,753	$226

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

The following tables present impaired loans:

				Three Months Ended September 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2019:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,656	$1,656	$—	$1,666	$15	$15
Multi-family	—	—	—	—	—	—
Commercial	16	16	—	17	—	—
Home equity line of credit	19	19	—	20	—	—
Construction	—	—	—	—	—	—
Commercial	55	55	—	58	—	—
Consumer	15	15	—	17	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	46	46	13	46	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	6	6	6	7	—	—
Total:
Real estate loans:
One- to four-family	1,702	1,702	13	1,712	15	15
Multi-family	—	—	—	—	—	—
Commercial	16	16	—	17	—	—
Home equity line of credit	19	19	—	20	—	—
Construction	—	—	—	—	—	—
Commercial	55	55	—	58	—	—
Consumer	21	21	6	24	—	—

	$1,813	$1,813	$19	$1,831	$15	$15

				Year Ended June 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2019:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,676	$1,676	$—	$1,718	$63	$71
Multi-family	—	—	—	1	—	—
Commercial	18	18	—	34	—	—
Home equity line of credit	22	22	—	24	1	2
Construction	—	—	—	—	—	—
Commercial	60	60	—	63	6	6
Consumer	19	19	—	24	2	2
Loans with a specific allowance
Real estate loans:
One- to four-family	46	46	13	47	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	10	10	10	11	1	1
Total:
Real estate loans:
One- to four-family	1,722	1,722	13	1,765	64	72
Multi-family	—	—	—	1	—	—
Commercial	18	18	—	34	—	—
Home equity line of credit	22	22	—	24	1	2
Construction	—	—	—	—	—	—
Commercial	60	60	—	63	6	6
Consumer	29	29	10	35	3	3

	$1,851	$1,851	$23	$1,922	$74	$83

				Three Months Ended September 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2018:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,535	$1,535	$—	$1,545	$16	$17
Multi-family	1,207	1,207	—	1,211	21	21
Commercial	45	45	—	46	—	—
Home equity line of credit	24	24	—	25	1	1
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	3	3	—	3	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	3	3	3	3	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	9	9	9	9	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	1,535	1,535	—	1,545	16	17
Multi-family	1,207	1,207	—	1,211	21	21
Commercial	48	48	3	49	—	—
Home equity line of credit	24	24	—	25	1	1
Construction	—	—	—	—	—	—
Commercial	9	9	9	9	—	—
Consumer	3	3	—	3	—	—

	$2,826	$2,826	$12	$2,842	$38	$39

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
Mortgages on real estate:
One- to four-family	$407	$414
Multi-family	—	—
Commercial	16	18
Home equity lines of credit	19	20
Construction loans	—	—
Commercial business loans	55	60
Consumer loans	21	29

Total	$518	$541

At September 30, 2019 and June 30, 2019, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of September 30, 2019 and June 30, 2019. With the exception of one one- to four-family residential loan for $3,000, all were performing according to the terms of the restructuring as of September 30, 2019, and with the exception of three one- to four-family residential loans totaling $8,000, one home equity line of credit for $20,000, and one consumer loan for $2,000, all were performing according to the terms of restructuring as of June 30, 2019. As of September 30, 2019, all loans listed were on nonaccrual except for ten one- to four-family residential loans totaling $1.3 million, and one home equity line of credit for $1,000. All loans listed as of June 30, 2019 were on nonaccrual except for ten one- to four-family residential loans totaling $1.3 million, and one home equity line of credit for $1,000.

	September 30, 2019	June 30, 2019
Real estate loans
One- to four-family	$1,456	$1,475
Multi-family	—	—
Commercial	4	6
Home equity lines of credit	19	22

Total real estate loans	1,479	1,503

Construction loans	—	—
Commercial business loans	—	—
Consumer loans	2	2

Total	$1,481	$1,505

Modifications

During the three month period ended September 30, 2019, no loans were modified.

During the year ended June 30, 2019, the Company modified one one- to four-family loan in the amount of $159,000.

During the three month period ended September 30, 2018, no loans were modified.

TDR’s with Defaults

The Company had two TDRs, both one- to four-family residential loans totaling $136,000 that were in default as of September 30, 2019, and were restructured in prior periods. No loans were in foreclosure at September 30, 2019. The Company had six TDRs, four one- to four-family residential loans for $144,000, one home equity line of credit for $20,000, and one consumer loan for $2,000 that were in default as of June 30, 2019, and were restructured in prior years. No restructured loans were in foreclosure at June 30, 2019. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30, 2019, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $361,000. In addition, as of September 30, 2019, we had residential mortgage loans and home equity loans with a carrying value of $246,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $1,215,000 and $1,174,000 of Federal Home Loan Bank stock as of September 30, 2019 and June 30, 2019. The FHLB provides liquidity and funding through advances.

Note 8: Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2019	June 30, 2019
Net unrealized gains on securities available-for-sale	$2,598	$1,386
Net unrealized postretirement health benefit plan obligations	(591)	(596)

	2,007	790
Tax effect	(572)	(225)

Total	$1,435	$565

Note 9: Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2019 and 2018, were as follows:

	Amounts Reclassified from AOCI
	2019	2018	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains on available-for-sale securities	$1	$—	Net realized gains on sale of available-for- sale securities
Amortization of defined benefit pension items			Components are included in computation of net periodic pension cost
Transition obligation	$—	$—
Actuarial losses	$5	$3
Prior service costs	$—	$—

Total reclassified amount before tax	6	3
Tax expense (benefit)	2	1	Provision for Income Tax

Total reclassification out of AOCI	$4	$2	Net Income

Note 10: Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2019	2018
Computed at the statutory rate	$318	$269
Decrease resulting from
Tax exempt interest	(6)	(7)
Cash surrender value of life insurance	(14)	(14)
State income taxes	110	86
Other	7	11

Actual expense	$415	$345

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2019, the Association meets all capital adequacy requirements to which it is subject.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The Economic Growth Act requires that federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%, and the agencies have issued a final rule setting the ratio at 9%. A financial institution can elect to be subject to this new definition.

As of September 30, 2019, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and June 30, 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$11,090	$—	$11,090	$—
Mortgage-backed: GSE residential	129,464	—	129,464	—
Small Business Administration	4,513	—	4,513	—
State and political subdivisions	2,908	—	2,908	—
Mortgage servicing rights	836	—	—	836

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$12,950	$—	$12,950	$—
Mortgage-backed: GSE residential	125,510	—	125,510	—
Small Business Administration	4,935	—	4,935	—
State and political subdivisions	2,896	—	2,896	—
Mortgage servicing rights	853	—	—	853

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2019. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2018 or June 30, 2018. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of September 30, 2019 or June 30, 2019.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2019	$853
Total realized and unrealized gains and losses included in net income	(43)
Servicing rights that result from asset transfers	53
Payments received and loans refinanced	(27)

Balance, September 30, 2019	$836

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(43)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and June 30, 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019:
Impaired loans (collateral-dependent)	$—	$—	$—	$—
Foreclosed assets	$—	$—	$—	$—
June 30, 2019:
Impaired loans (collateral-dependent)	$33	$—	$—	$33
Foreclosed assets	$512	$—	$—	$512

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2019	2018
Impaired loans (collateral-dependent)	$2	$(8)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2019 and June 30, 2019.

	Fair Value at September 30, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$836	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	9.2% - 11.1% (10.3%)
			Probability of default	0.05% - 0.12% (0.11%)

	Fair Value at June 30, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$853	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	8.3% - 11.0% (9.0%)
			Probability of default	0.05% - 0.12% (0.11%)
Impaired loans (collateral dependent)	33	Market comparable properties	Marketability discount	11.1% (11.1%)
Foreclosed assets	512	Market comparable properties	Comparability adjustments (%)	7.8% (7.8%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and June 30, 2019.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019:
Financial assets
Cash and cash equivalents	$9,376	$9,376	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	490,966	—	—	486,413
Federal Home Loan Bank stock	1,215	—	1,215	—
Accrued interest receivable	2,386	—	2,386	—
Financial liabilities
Deposits	556,477	—	232,385	325,835
Repurchase agreements	3,102	—	3,102	—
Federal Home Loan Bank advances	27,000	—	27,484	—
Advances from borrowers for taxes and insurance	847	—	847	—
Accrued interest payable	1,190	—	1,190	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Financial assets
Cash and cash equivalents	$59,600	$59,600	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	487,774	—	—	480,479
Federal Home Loan Bank stock	1,174	—	1,174	—
Accrued interest receivable	2,142	—	2,142	—
Financial liabilities
Deposits	607,023	—	276,738	331,865
Repurchase agreements	2,015	—	2,015	—
Federal Home Loan Bank advances	24,000	—	24,419	—
Advances from borrowers for taxes and insurance	747	—	747	—
Accrued interest payable	801	—	801	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

In accordance with the Company’s adoption of ASU 2016-01 as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2019, represent an approximation of exit price; however, an actual exit price may differ.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A.—Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation. As of September 30, 2019, the Company repurchased 1,640,784 shares of common stock under stock repurchase plans.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.53% and 2.66% for the three months ended September 30, 2019 and 2018, respectively. Net interest income increased to $4.6 million, or $18.3 million on an annualized basis, for the three months ended September 30, 2019 from $4.5 million, or $17.8 million on an annualized basis, for the three months ended September 30, 2018.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $969,000 or 0.2% of total loans at September 30, 2019, and $767,000, or 0.2% of total loans at June 30, 2019. Our non-performing assets totaled $1.6 million or 0.2% of total assets at September 30, 2019, and $1.5 million, or 0.2% of total assets at June 30, 2019.

At September 30, 2019, the Association was categorized as “well capitalized” under federal regulations.

Our net income for the three months ended September 30, 2019 was $1.1 million, compared to a net income of $934,000 for the three months ended September 30, 2018. The increase in net income was due to an increase in net interest income, a decrease in noninterest expense, and a decrease in provision for loan losses, partially offset by a decrease in noninterest income.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for the fiscal year ended June 30, 2019.

Comparison of Financial Condition at September 30 and June 30, 2019

Total assets decreased $45.7 million, or 6.3%, to $678.2 million at September 30, 2019 from $723.9 million at June 30, 2019. The decrease was primarily due to a $50.0 million decrease in cash and cash equivalents, partially offset by a $3.2 million increase in net loans, and a $1.7 million increase in investment securities. The decrease in assets was due to the expected withdrawal of deposits by one public entity, as discussed below.

Net loans receivable, including loans held for sale, increased by $3.2 million, or 0.7%, to $491.0 million at September 30, 2019, from $487.8 million at June 30, 2019. The increase in net loans receivable during this period was due primarily to a $3.1 million, or 2.2%, increase in commercial real estate loans, a $1.2 million, or 7.2%, increase in construction loans, an $885,000, or 0.8%, increase in multi-family loans, a $579,000, or 0.7%, increase in commercial business loans, and a $578,000, or 8.1%, increase in consumer loans, partially offset by a $3.1 million, or 2.4%, decrease in one- to four-family residential mortgage loans and a $41,000, or 0.5%, decrease in home equity lines of credit.

Investment securities, consisting entirely of available-for-sale securities, increased $1.7 million, or 1.2%, to $148.0 million at September 30, 2019, from $146.3 million at June 30, 2019. We had no securities held to maturity at September 30, 2019 or June 30, 2019.

Compared to June 30, 2019, as of September 30, 2019, accrued interest receivable increased $244,000 to $2.4 million, other assets increased $296,000 to $710,000, Federal Home Loan Bank (FHLB) stock increased $41,000 to $1.2 million, and bank-owned life insurance increased $70,000 to $9.1 million, while premises and equipment decreased $69,000 to $10.6 million, foreclosed assets held for sale decreased $194,000 to $584,000, and deferred income taxes decreased $689,000 to $1.4 million. The increase in accrued interest receivable was due to increases in the average balances of both loans and securities and the increase in other assets resulted from a higher accounts receivable at September 30, 2019. The increase FHLB stock was the result of a higher stock requirement due to an increase in FHLB advances, and the increase in bank-owned life insurance was the result of regular accruals of the cash surrender value. The decrease in premises and equipment was primarily due to an increase in accumulated depreciation. The decrease in foreclosed assets held for sale was due to the sale of property, and the decrease in deferred income taxes was mostly due to an increase in unrealized gains on the sale of available-for-sale securities.

At September 30, 2019, our investment in bank-owned life insurance was $9.1 million, an increase of $70,000 from $9.1 million at June 30, 2019. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $20.7 million at September 30, 2019.

Deposits decreased $50.5 million, or 8.3%, to $556.5 million at September 30, 2019 from $607.0 million at June 30, 2019. Certificates of deposit, excluding brokered certificates of deposit, increased $808,000, or 0.3%, to $291.6 million, brokered certificates of deposit decreased $7.0 million, or 17.7%, to $32.5 million, savings, NOW, and money market accounts increased $2.6 million, or 1.3%, to $198.9 million, while noninterest bearing demand accounts decreased $47.0 million, or 58.4%, to $33.5 million. The large decrease in noninterest bearing demand accounts was due to approximately $55.3 million in deposits from a public entity that collects real estate taxes that was on deposit at June 30, 2019 and withdrawn in the three months ended September 30, 2019, when tax monies were distributed. Repurchase agreements increased $1.1 million, or 53.9%, to $3.1 million at September 30, 2019 from $2.0 million at June 30, 2019. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago and a line of credit from CIBC Bank USA. The FHLB advances increased $3.0 million, or 12.5%, to $27.0 million at September 30, 2019 from $24.0 million at June 30, 2019. The first draw on the line of credit occurred during the three months ended September 30, 2019, so the balance increased to $5.0 million as of September 30, 2019 from zero at June 30, 2019.

Advances from borrowers for taxes and insurance increased $100,000, or 13.4%, to $847,000 at September 30, 2019 from $747,000 at June 30, 2019, while accrued interest payable increased $389,000, or 48.6%, to $1.2 million at September 30, 2019 from $801,000 at June 30, 2019. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in accrued interest payable was mostly due to an increase in average balances and rates on deposits.

Total equity decreased $5.2 million, or 6.3%, to $77.3 million at September 30, 2019 from $82.5 million at June 30, 2019. Equity decreased due to a repurchase of 304,181 shares of common stock at an aggregate cost of approximately $6.8 million, and by dividends payable of $521,000, partially offset by net income of $1.1 million, an increase of $870,000 in accumulated other comprehensive income, net of tax, and ESOP and stock equity plan activity of $160,000. The Company announced a stock repurchase plan on June 12, 2019, whereby the Company could repurchase up to 89,526 shares of its common stock, or approximately 2.5% of the then current outstanding shares. There were 20,200 shares of the Company’s common stock repurchased by the Company under this plan prior to September 13, 2019, when the Company announced an increase in the number of shares that may be repurchased under the Company’s existing stock repurchase plan to 320,476 shares, or approximately 9.0% of its then outstanding shares. As of September 30, 2019, there were 286,781 shares repurchased by the Company under this plan and there were 33,695 shares yet to be repurchased under this plan.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. Net income increased $166,000 to $1.1 million net income for the three months ended September 30, 2019 from $934,000 net income for the three months ended September 30, 2018. The increase was primarily due to an increase in net interest income, a decrease in noninterest expense, and a decrease in provision for loan losses, partially offset by a decrease in noninterest income and an increase in provision for income taxes.

Net Interest Income. Net interest income increased by $124,000, or 2.8%, to $4.6 million for the three months ended September 30, 2019 from $4.5 million for the three months ended September 30, 2018. The increase was due to an increase of $589,000 in interest income, partially offset by an increase of $465,000 in interest expense. A $30.0 million, or 4.8%, increase in the average balance of interest earning assets was partially offset by a $12.9 million, or 2.4%, increase in the average balance of interest bearing liabilities. Our net interest margin decreased by 6 basis points to 2.79% for the three months ended September 30, 2019 compared to 2.85% for the three months ended September 30, 2018, while our interest rate spread decreased by 13 basis points to 2.53% for the three months ended September 30, 2019 compared to 2.66% for the three months ended September 30, 2018.

Interest Income. Interest income increased $589,000 or 9.2%, to $7.0 million for the three months ended September 30, 2019 from $6.4 million for the three months ended September 30, 2018. The increase in interest income was primarily due to a $392,000 increase in interest income on loans, an $89,000 increase in interest income on securities, and a $108,000 increase in other interest income. The increase in interest income on loans resulted from an $8.3 million, or 1.7%, increase in the average balance of loans to $495.9 million for the three months ended September 30, 2019, from $487.7 million for the three months ended September 30, 2018, and a 24 basis point, or 5.3%, increase in the average yield on loans to 4.76% for the three months ended September 30, 2019, from 4.52% for the three months ended September 30, 2018. Interest on securities increased $89,000, or 10.4%, as a result of a $13.8 million, or 10.5%, increase in the average balance of securities, to $144.7 million for the three months ended September 30, 2019, from $130.9 million for the three months ended September 30, 2018, partially offset by a 1 basis point, or 0.4%, decrease in the average yield on securities to 2.62% for the three months ended September 30, 2019 from 2.63% for the three months ended September 30, 2018.

Interest Expense. Interest expense increased $465,000, or 23.8%, to $2.4 million for the three months ended September 30, 2019, from $2.0 million for the three months ended September 30, 2018. The increase was due to increases in the average cost of both deposits and borrowings, and an increase in the average balance of deposits, partially offset by a decrease in the average balance of borrowings.

Interest expense on interest-bearing deposits increased by $744,000, or 48.3%, to $2.3 million for the three months ended September 30, 2019 from $1.5 million for the three months ended September 30, 2018. This increase was due to a $63.6 million, or 13.7% increase in the average balance of interest bearing deposits to $528.5 million for the three months ended September 30, 2019 from $464.9 million for the three months ended September 30, 2018, and a 41 basis point, or 31.0%, increase in the average cost of interest bearing deposits to 1.73% for the three months ended September 2019, from 1.32% for the three months ended September 30, 2018.

Interest expense on borrowings, including FHLB advances and a line of credit from CIBC Bank USA, and repurchase agreements, decreased $279,000, or 66.7%, to $139,000 for the three months ended September 30, 2019 from $418,000 for the three months ended September 30, 2018. This decrease was due to a decrease in the average balance of borrowings to $27.0 million for the three months ended September 30, 2019 from $77.7 million for the three months ended September 30, 2018 and a 9 basis point decrease in the average cost of such borrowings to 2.06% for the three months ended September 30, 2019 from 2.15% for the three months ended September 30, 2018.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $(54,000) for the three months ended September 30, 2019, compared to a provision for loan losses of $237,000 for the three months ended September 30, 2018. The allowance for loan losses was $6.3 million, or 1.26% of total loans, at September 30, 2019, compared to $6.2 million, or 1.26% of total loans, at September 30, 2018 and $6.3 million, or 1.28% of total loans, at June 30, 2019. During the three months ended September 30, 2019, a net recovery of $3,000 was recorded, while during the three months ended September 30, 2018, a net charge-off of $1,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2019	Year Ended June 30, 2019
Allowance to non-performing loans	647.78%	825.03%
Allowance to total loans outstanding at the end of the period	1.26%	1.28%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.00%	0.01%
Total non-performing loans to total loans	0.20%	0.16%
Total non-performing assets to total assets	0.23%	0.21%

Noninterest Income. Noninterest income decreased $212,000, or 16.6%, to $1.1 million for the three months ended September 30, 2019 from $1.3 million for the three months ended September 30, 2018. The decrease was primarily due to a decrease in gain on foreclosed assets, a decrease in brokerage commissions, a decrease in mortgage banking income, net, a decrease in insurance commissions and a decrease in other service charges and fees, partially offset by an increase in gain on sale of loans. For the three months ended September 30, 2019, gain on foreclosed assets decreased $122,000 to $(2,000), brokerage commissions decreased $41,000 to $235,000, mortgage banking income, net decreased $41,000 to $45,000, insurance commissions decreased $21,000 to $162,000, and other service charges and fees decreased $23,000 to $65,000, while gain on sale of loans increased $47,000 to $140,000 from the three months ended September 30, 2018. The decrease in the gain on foreclosed assets in the three months ended September 30, 2019 was mostly due to the sale of 15 properties at a net profit in the three months ended September 30, 2018. The decrease in brokerage commissions reflects decreased activity in the three months ended September 30, 2019, and the decrease in mortgage banking income, net, was a result of a lower valuation of mortgage servicing rights in the three months ended September 2019 than in the three months ended September 30, 2018. The decrease in insurance commissions was due to lower commissions earned and the decrease in other service charges and fees were due to a decrease in the number of fees charged in the three months ended September 30, 2019. The increase in the gain on sale of loans was the result of earning higher agent fees on loans sold to the FHLBC through the Mortgage Partnership Finance program in the three months ended September 30, 2019.

Noninterest Expense. Noninterest expense decreased $33,000, or 0.8%, and was $4.2 million for both the three months ended September 30, 2019 and 2018. The largest components of this decrease were other expenses, which decreased $259,000, or 41.4%, deposit insurance premium, which decreased $15,000, or 34.9%, advertising, which decreased $21,000, or 14.8%, and telephone and postage, which decreased $17,000, or 25.4%. These decreases were partially offset by increases in compensation and benefits, which increased $162,000, or 6.5%, office occupancy, which increased $44,000, or 20.9%, equipment expense, which increased $55,000, or 16.6%, and audit and accounting, which increased $29,000, or 72.5%. Other expenses decreased due to expenses related to the foreclosed assets held for sale during the three months ended September 30, 2018. The deposit insurance premium decreased as a result of receiving an FDIC small bank assessment credit in the three months ended September 30, 2019. Advertising and telephone and postage decreased due to extra expenses in the three months ended September 30, 2018 as a result of the addition of the new office in Champaign. Compensation and benefits increased due to staffing changes, normal salary increases and increased medical costs. Office occupancy and equipment expense increased as a result of the addition of the new Champaign office. The increase in audit and accounting was due to a slight change in the timing of the audit billing process.

Income Tax Expense. We recorded a provision for income tax of $415,000 for the three months ended September 30, 2019, compared to a provision for income tax of $345,000 for the three months ended September 30, 2018, reflecting effective tax rates of 27.4% and 27.0%, respectively.

Asset Quality

At September 30, 2019, our non-accrual loans totaled $518,000, including $407,000 in one- to four-family loans, $16,000 in commercial real estate loans, $19,000 in home equity lines of credit, $55,000 in commercial business loans and $21,000 in consumer loans.

At September 30, 2019 we had five one- to four-family residential mortgage loans totaling $313,000 and one commercial business loan for $138,000 that were delinquent 90 days or greater and still accruing interest.

At September 30, 2019, loans classified as substandard equaled $3.5 million. Loans classified as substandard consisted of $2.0 million in one- to four-family loans, $156,000 in multi-family loans, $246,000 in commercial real estate loans, $19,000 in home equity lines of credit, $1.1 million in commercial business loans and $15,000 in consumer loans, while doubtful assets consisted of $7,000 in consumer loans. No loans were classified as loss at September 30, 2019.

At September 30, 2019, watch assets consisted of $1.1 million in commercial real estate loans, $71,000 in home equity lines of credit, and $1.5 million in commercial business loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2019 and June 30, 2019, we had $1.5 million of troubled debt restructurings. At September 30, 2019 our troubled debt restructurings consisted of $1.5 million in one- to four-family residential mortgage loans, $4,000 in commercial real estate loans, $19,000 in home equity lines of credit, and $2,000 in consumer loans.

Foreclosed Assets. At September 30 2019, we had $584,000 in foreclosed assets compared to $778,000 as of June 30, 2019. Foreclosed assets at September 30, 2019 consisted of $361,000 in residential real estate properties, $219,000 in commercial non-occupied property, $3,000 in business assets, and $1,000 in automobiles, while foreclosed assets at June 30, 2019, consisted of $539,000 in residential real estate properties, $219,000 in commercial non-occupied property, and $20,000 in business assets.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019	2018
Balance, beginning of period	$6,328	$5,945
Loans charged off:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	(15)	(2)

Gross charged off loans	(15)	(2)

Recoveries of loans previously charged off:
Real estate loans:
One- to four-family	3	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	14	—
Consumer	1	1

Gross recoveries of charged off loans	18	1

Net charge-offs	3	(1)

Provision charged to expense	(54)	237

Balance, end of period	$6,277	$6,181

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses decreased $51,000 to $6.3 million at September 30, 2019, from $6.3 million at June 30, 2019. The decrease was primarily the result of a decrease in risk associated with outstanding loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the potential loss in the Company’s loan portfolio at September 30, 2019.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. The Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of September 30 and June 30, 2019:

Portfolio segment	September 30, 2019 Net charge-offs – 12 quarter weighted historical	June 30, 2019 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.38%	0.38%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.17%	0.17%
Construction	0.00%	0.00%
Commercial business	0.00%	0.01%
Consumer	0.07%	0.02%
Entire portfolio total	0.12%	0.12%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor based on Management’s judgment.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at September 30, 2019	Qualitative factor applied at June 30, 2019
Real Estate:
One- to four-family	0.40%	0.42%
Multi-family	1.52%	1.57%
Commercial	1.18%	1.18%
HELOC	0.83%	0.83%
Construction	1.18%	1.32%
Commercial business	1.96%	1.96%
Consumer	0.72%	0.75%
Entire portfolio total	1.15%	1.16%

At September 30, 2019, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.7 million, as compared to $5.7 million at June 30, 2019. The general decrease in qualitative factors was attributable primarily to a change in the loan portfolio mix which resulted in higher balances in loans with slightly lower qualitative factors at September 30, 2019.

While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio, the potential changes in market conditions, our level of nonperforming assets and resulting charges-offs may fluctuate. Higher levels of net charge-offs requiring additional provisions for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2019 and the year ended June 30, 2019, our liquidity ratio averaged 23.0% and 21.4% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2019.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $8.0 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $3.0 million at September 30, 2019.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities was $1.9 million and $6,000 for the three months ended September 30, 2019 and 2018, respectively. Net cash used in investing activities consisted primarily of proceeds from the sales, maturities, pay downs of available-for-sale securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash used in investing activities was $(3.9) million and $(15.5) million for the three months ended September 30, 2019 and 2018, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts, FHLB advances and other borrowings. The net cash provided by (used in) financing activities was $(48.1) million and $17.8 million for the three months ended September 30, 2019 and 2018, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2019 and June 30, 2019.

	September 30, 2019	June 30, 2019
	(Dollars in thousands)
Commitments to fund loans	$17,739	$5,430
Lines of credit	47,575	50,796

At September 30, 2019, certificates of deposit due within one year of September 30, 2019 totaled $220.6 million, or 39.6% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits, our line of credit or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2020. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $27.0 million at September 30, 2019. At September 30, 2019, we had the ability to borrow up to an additional $148.4 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $23.9 million from the Federal Reserve based on current collateral pledged.

During the three months ended September 30, 2019, 304,181 shares were repurchased as part of the stock repurchase program that was announced by the Company on June 12, 2019, which allowed the Company to repurchase up to 89,526 shares of its common stock, or approximately 2.5% of the then current outstanding shares and expanded on September 13, 2019 to increase the number of shares that may be repurchased under the plan to 320,476 shares, or approximately 9.0% of its then outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September 30, 2019, there were 33,695 shares yet to be repurchased under this plan.

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

	September 30, 2019	June 30, 2019	Minimum to Be Well
	Actual	Actual	Capitalized
Tier 1 capital to total assets	11.2%	11.0%	5.0%
Common equity tier 1 to risk-weighted assets	14.9%	15.0%	6.5%
Tier 1 capital to risk-weighted assets	14.9%	15.0%	8.0%
Total capital to risk-weighted assets	16.2%	16.3%	10.0%

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

	For the Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Assets
Loans	$495,900	5,897	4.76%	$487,650	5,505	4.52%
Securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	15,371	104	2.71%	28,696	176	2.45%
Mortgage-backed: GSE residential	126,565	833	2.63%	99,231	668	2.69%
State and political subdivisions	2,725	12	1.76%	2,980	16	2.15%

Total securities	144,661	949	2.62%	130,907	860	2.63%
Other	15,923	162	4.07%	7,958	54	2.71%

Total interest-earning assets	656,484	7,008	4.27%	626,515	6,419	4.10%
Non-interest earning assets	26,350			23,186

Total assets	$682,834			$649,701

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$56,703	49	0.35%	$47,459	31	0.26%
Savings accounts	44,040	46	0.42%	41,997	44	0.42%

	For the Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Money market accounts	102,827	341	1.33%	100,778	315	1.25%
Certificates of deposit	324,930	1,847	2.27%	274,652	1,149	1.67%

Total interest-bearing deposits	528,500	2,283	1.73%	464,886	1,539	1.32%
Federal Home Loan Bank Advances and repurchase agreements	26,982	139	2.06%	77,735	418	2.15%

Total interest-bearing liabilities	555,482	2,422	1.74%	542,621	1,957	1.44%
Noninterest-bearing liabilities	46,056			25,260

Total liabilities	601,538			567,881
Stockholders’ equity	81,296			81,820

Total liabilities and stockholders’ equity	$682,834			$649,701

Net interest income		$4,586			$4,462

Interest rate spread (1)			2.53%			2.66%
Net interest margin (2)			2.79%			2.85%
Net interest-earning assets (3)	$101,002			$83,894

Average interest-earning assets to interest-bearing liabilities	118%			115%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$95	$297	$392
Securities	111	(22)	89
Other	72	36	108

Total interest-earning assets	$278	$311	$589

Interest-bearing liabilities:
Interest-bearing checking or NOW	$6	$12	$18
Savings accounts	2	—	2
Certificates of deposit	236	462	698
Money market accounts	6	20	26

Total interest-bearing deposits	250	494	744
Federal Home Loan Bank advances	(262)	(17)	(279)

Total interest-bearing liabilities	$(12)	$477	$465

Change in net interest income	$290	$(166)	$124

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of September 30, 2019, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/19 – 7/31/19	13,500	$21.18	13,500	73,226
8/1/19 – 8/31/19	3,900	21.23	3,900	69,326
9/1/19 – 9/30/19	286,781	22.37	286,781	33,695

Total	304,181	$22.30	304,181	33,695

(1)

The Company announced a stock repurchase plan on June 12, 2019, whereby the Company could repurchase up to 89,526 shares of its common stock, or approximately 2.5% of the then current outstanding shares. There were 20,200 shares of the Company’s common stock repurchased by the Company prior to September 13, 2019, when the Company announced an increase in the number of shares that may be repurchased under the Company’s existing stock repurchase plan to 320,476 shares, or approximately 9.0% of its then outstanding shares. As of September 30, 2019, there were 286,781 shares repurchased by the Company and there were 33,695 shares yet to be repurchased under this plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2019, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 12, 2019	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: November 12, 2019	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)