Form 10-Q
period 2019-12-31
IF Bancorp, Inc.
filed 2020-02-07
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

The Registrant had 3,260,171 shares of common stock, par value $0.01 per share, issued and outstanding as of February 3, 2020.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	December 31, 2019	June 30, 2019
	(Unaudited)
Assets
Cash and due from banks	$10,468	$57,994
Interest-bearing demand deposits	376	1,606

Cash and cash equivalents	10,844	59,600

Interest-bearing time deposits in banks	3,000	3,000
Available-for-sale securities	146,807	146,291
Loans, net of allowance for loan losses of $6,222 and $6,328 at December 31, 2019 and June 30, 2019, respectively	490,481	487,774
Premises and equipment, net of accumulated depreciation of $7,672 and $7,345 at December 31, 2019 and June 30, 2019, respectively	10,470	10,706
Federal Home Loan Bank stock, at cost	1,598	1,174
Foreclosed assets held for sale	435	778
Accrued interest receivable	2,317	2,142
Bank-owned life insurance	9,211	9,072
Mortgage servicing rights	888	853
Deferred income taxes	1,592	2,066
Other	573	414

Total assets	$678,216	$723,870

Liabilities and Equity
Liabilities
Deposits
Demand	$26,606	$80,442
Savings, NOW and money market	208,007	196,296
Certificates of deposit	289,729	290,761
Brokered certificates of deposit	24,984	39,524

Total deposits	549,326	607,023

Repurchase agreements	3,340	2,015
Federal Home Loan Bank advances	33,500	24,000
Line of credit and other borrowings	5,000	—
Advances from borrowers for taxes and insurance	1,093	747
Accrued post-retirement benefit obligation	2,940	2,919
Accrued interest payable	1,706	801
Other	3,583	3,904

Total liabilities	600,488	641,409

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,263,171 and 3,578,252 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	32	36
Additional paid-in capital	49,041	48,813
Unearned ESOP shares, at cost, 221,318 and 230,940 shares at December 31, 2019 and June 30, 2019, respectively	(2,213)	(2,309)
Retained earnings	29,921	35,356
Accumulated other comprehensive income, net of tax	947	565

Total stockholders’ equity	77,728	82,461

Total liabilities and stockholders’ equity	$678,216	$723,870

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Interest and Dividend Income
Interest and fees on loans	$5,794	$5,721	$11,691	$11,226
Securities:
Taxable	911	826	1,830	1,653
Tax-exempt	23	30	53	63
Federal Home Loan Bank dividends	13	40	36	69
Deposits with other financial institutions	48	41	187	66

Total interest and dividend income	6,789	6,658	13,797	13,077

Interest Expense
Deposits	2,219	1,738	4,502	3,277
Borrowings and repurchase agreements	229	429	368	847

Total interest expense	2,448	2,167	4,870	4,124

Net Interest Income	4,341	4,491	8,927	8,953
Provision (Credit) for Loan Losses	(30)	138	(84)	375

Net Interest Income After Provision for Loan Losses	4,371	4,353	9,011	8,578

Noninterest Income
Customer service fees	95	103	197	206
Other service charges and fees	87	67	152	155
Insurance commissions	192	154	354	337
Brokerage commissions	234	247	469	523
Mortgage banking income, net	116	66	161	152
Gain on sale of loans	144	86	284	179
Gain (loss) on foreclosed assets, net	—	(22)	(2)	98
Bank-owned life insurance income, net	69	68	139	135
Other	294	274	542	536

Total noninterest income	1,231	1,043	2,296	2,321

Noninterest Expense
Compensation and benefits	2,706	2,711	5,371	5,214
Office occupancy	242	229	497	440
Equipment	387	340	773	671
Federal deposit insurance	—	43	28	86
Stationary, printing and office	26	27	56	63
Advertising	97	113	218	255
Professional services	155	94	271	214
Supervisory examinations	41	44	85	88
Audit and accounting services	18	45	87	85
Organizational dues and subscriptions	19	15	38	34
Insurance bond premiums	37	36	78	78
Telephone and postage	48	66	98	133
Net realized losses on sales of available-for-sale securities	8	—	7	—
Other	482	567	849	1,193

Total noninterest expense	4,266	4,330	8,456	8,554

Income Before Income Tax	1,336	1,066	2,851	2,345
Provision for Income Tax	372	279	787	624

Net Income	$964	$787	$2,064	$1,721

Earnings Per Share:
Basic	$0.32	$0.22	$0.65	$0.48
Diluted	$0.31	$0.22	$0.64	$0.47
Dividends declared per common share	$—	$—	$0.15	$0.125

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2019	2018
Net Income	$964	$787
Other Comprehensive Income
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(197) and $752, for 2019 and 2018, respectively	(498)	1,889
Less: reclassification adjustment for realized losses included in net income, net of taxes of $(2) and $0, for 2019 and 2018, respectively	(6)	—

	(492)	1,889
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $2 and $2 for 2019 and 2018, respectively	4	2

Other comprehensive income (loss), net of tax	(488)	1,891

Comprehensive Income	$476	$2,678

	Six Months Ended December 31,
	2019	2018
Net Income	$2,064	$1,721
Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $148 and $632, for 2019 and 2018, respectively	370	698
Less: reclassification adjustment for realized losses included in net income, net of taxes of $(2) and $0, for 2019 and 2018, respectively	(5)	—

	375	698
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $3 and $33 for 2019 and 2018, respectively	7	(25)

Other comprehensive income, net of tax	382	673

Comprehensive Income	$2,446	$2,394

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the three months ended December 31, 2019
Balance, October 1, 2019	$32	$48,925	$(2,261)	$29,156	$1,435	$77,287
Net income	—	—	—	964	—	964
Other comprehensive loss	—	—	—	—	(488)	(488)
Dividends paid on unearned ESOP	—	—	—	34	—	34
Stock equity plan	—	56	—	—	—	56
Stock repurchase, 10,900 shares, average price $21.40 each	—	—	—	(233)	—	(233)
ESOP shares earned, 4,811 shares	—	60	48	—	—	108

Balance, December 31, 2019	$32	$49,041	$(2,213)	$29,921	$947	$77,728

For the three months ended December 31, 2018
Balance, October 1, 2018	$39	$48,487	$(2,454)	$39,335	$(4,326)	$81,081
Net income	—	—	—	787	—	787
Other comprehensive income	—	—	—	—	1,891	1,891
Dividends paid on unearned ESOP	—	—	—	31	—	31
Stock equity plan	—	57	—	—	—	57
Stock repurchase, 255,000 shares, average price $21.30 each	(3)	—	—	(5,427)	—	(5,430)
ESOP shares earned, 4,811 shares	—	56	48	—	—	104

Balance, December 31, 2018	$36	$48,600	$(2,406)	$34,726	$(2,435)	$78,521

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the six months ended December 31, 2019
Balance, July 1, 2019	$36	$48,813	$(2,309)	$35,356	$565	$82,461
Net income	—	—	—	2,064	—	2,064
Other comprehensive income	—	—	—	—	382	382
Dividends on common stock, $0.15 per share	—	—	—	(487)	—	(487)
Stock equity plan	—	111	—	—	—	111
Stock repurchase, 315,081 shares, average price $22.27 each	(4)	—	—	(7,012)	—	(7,016)
ESOP shares earned, 9,622 shares	—	117	96	—	—	213

Balance, December 31, 2019	$32	$49,041	$(2,213)	$29,921	$947	$77,728

For the six months ended December 31, 2018
Balance, July 1, 2018	$39	$48,361	$(2,502)	$38,885	$(3,108)	$81,675
Net income	—	—	—	1,721	—	1,721
Other comprehensive income	—	—	—	—	673	673
Dividends on common stock, $0.125 per share	—	—	—	(453)	—	(453)
Stock equity plan	—	113	—	—	—	113
Stock repurchase, 255,000 shares, average price $21.30 each	(3)	—	—	(5,427)	—	(5,430)
ESOP shares earned, 9,622 shares	—	126	96	—	—	222

Balance, December 31, 2018	$36	$48,600	$(2,406)	$34,726	$(2,435)	$78,521

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2019	2018
Operating Activities
Net income	$2,064	$1,721
Items not requiring (providing) cash
Depreciation	327	326
Provision (credit) for loan losses	(84)	375
Amortization of premiums and discounts on securities	185	29
Deferred income taxes	321	4
Net realized gains on loan sales	(284)	(179)
Net realized losses on sales of available-for-sale securities	7	—
Loss (gain) on foreclosed assets held for sale	2	(98)
Bank-owned life insurance income, net	(139)	(135)
Originations of loans held for sale	(14,997)	(9,192)
Proceeds from sales of loans held for sale	15,562	9,469
ESOP compensation expense	213	222
Stock equity plan expense	111	113
Changes in
Accrued interest receivable	(175)	(141)
Other assets	(159)	383
Accrued interest payable	905	279
Post-retirement benefit obligation	31	25
Other liabilities	(321)	(479)

Net cash provided by operating activities	3,569	2,722

Investing Activities
Net change in interest-bearing time deposits	—	(750)
Purchases of available-for-sale securities	(17,598)	(7,970)
Proceeds from sales of available-for-sale securities	6,132	—
Proceeds from maturities and pay-downs of available-for-sale securities	11,283	7,619
Net change in loans	(3,169)	(24,595)
Purchase of premises and equipment	(91)	(924)
Proceeds from sale of foreclosed assets	571	3,740
Redemption of Federal Home Loan Bank stock owned	—	1,057
Purchase of Federal Home Loan Bank stock	(424)	(1,440)

Net cash used in investing activities	(3,296)	(23,263)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(42,125)	(12,648)
Net increase (decrease) in certificates of deposit, including brokered certificates	(15,572)	25,946
Net increase in advances from borrowers for taxes and insurance	346	831
Proceeds from Federal Home Loan Bank advances	31,500	111,500
Repayments of Federal Home Loan Bank advances	(22,000)	(97,500)
Proceeds from other borrowings	5,000	—
Net increase in repurchase agreements	1,325	559
Dividends paid	(487)	(453)
Purchases of Common Stock	(7,016)	(5,430)

Net cash provided by (used in) financing activities	(49,029)	22,805

Net Increase (Decrease) in Cash and Cash Equivalents	(48,756)	2,264
Cash and Cash Equivalents, Beginning of Period	59,600	4,754

Cash and Cash Equivalents, End of Period	$10,844	$7,018

Supplemental Cash Flows Information
Interest paid	$3,965	$3,845
Income taxes paid	$513	$30
Foreclosed assets acquired in settlement of loans	$230	$6,332

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2019 and June 30, 2019, and the results of its operations for the three month and six month periods ended December 31, 2019 and 2018. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The results of operations for the three month and six month periods ended December 31, 2019 are not necessarily indicative of the results that may be expected for the entire year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update will be effective for interim and annual periods beginning after December 15, 2022. As we prepare for the adoption of ASU 2016-13, we have engaged a firm specializing in ALLL modeling and have begun transition modeling so we will be ready for the required adoption. As of December 31, 2019, model installation and testing continues and we are still evaluating the test runs for accuracy and directional consistency required to reach a reliable determination as to the final expected impact that the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

A summary of ESOP shares at December 31, 2019 and June 30, 2019 are as follows (dollars in thousands):

	December 31, 2019	June 30, 2019
Allocated shares	127,102	109,018
Shares committed for release	9,622	19,245
Unearned shares	221,318	230,940

Total ESOP shares	358,042	359,203

Fair value of unearned ESOP shares (1)	$5,095	$4,829

(1)	Based on closing price of $23.02 and $20.91 per share on December 31, 2019, and June 30, 2019, respectively.

During the six months ended December 31, 2019, 1,161 ESOP shares were paid to ESOP participants due to separation from service. During the six months ended December 31, 2018, 6,360 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of December 31, 2019, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the six months ended December 31, 2019 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2019	153,143	$16.63
Granted	—
Exercised	—
Forfeited	—

Outstanding, December 31, 2019	153,143	$16.63	3.9	$979	(1)

Exercisable, December 31, 2019	130,857	$16.63	3.9	$836	(1)

(1)	Based on closing price of $23.02 per share on December 31, 2019.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the six months ended December 31, 2019.

There were 22,286 stock options that vested during the six months ended December 31, 2019 and 22,286 stock options that vested during the six months ended December 31, 2018. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the six months ended December 31, 2019 and 2018. Total unrecognized compensation cost related to non-vested stock options was $52,000 at December 31, 2019 and is expected to be recognized over a weighted-average period of 0.9 years.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2019:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2019	50,313	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,063	16.79

Balance, December 31, 2019	40,250	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest expense, was $85,000 and $24,000, respectively, for the six months ended December 31, 2019, and was $85,000 and $24,000, respectively, for the six months ended December 31, 2018. Unrecognized compensation expense for non-vested restricted stock awards was $681,000 at December 31, 2019, and is expected to be recognized over 3.9 years with a corresponding credit to paid-in capital.

Note 4: Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2019 and 2018. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income (loss)	$964	$787	$2,064	$1,721

Basic weighted average shares outstanding	3,266,353	3,813,636	3,399,814	3,842,522
Less: Average unallocated ESOP shares	(223,723)	(242,968)	(226,129)	(245,374)

Basic average shares outstanding	3,042,630	3,570,668	3,173,685	3,597,148

Diluted effect of restricted stock awards and stock options	57,282	53,475	54,778	62,683

Diluted average shares outstanding	3,099,912	3,624,143	3,228,463	3,659,831

Basic earnings (loss) per common share	$0.32	$0.22	$0.65	$0.48

Diluted earnings (loss) per common share	$0.31	$0.22	$0.64	$0.47

The Company announced a stock repurchase plan on June 12, 2019, whereby the Company could repurchase up to 89,526 shares of its common stock, or approximately 2.5% of its then current outstanding shares. As of September 30, 2019, 20,200 shares were repurchased at an average price of $21.17 per share. On September 13, 2019, the Company announced an increase in the number of shares that may be repurchased under the Company’s existing stock repurchase plan, whereby the Company could repurchase up to 320,476 shares, or approximately 9.0% of its then outstanding shares. As of December 31, 2019, there were 297,681 shares repurchased by the Company and there were 22,795 shares yet to be repurchased under this plan.

Note 5: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2019:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$10,665	$405	$—	$11,070
Mortgage-backed:
GSE residential	128,984	1,757	(354)	130,387
Small Business Administration	3,797	—	(50)	3,747
State and political subdivisions	1,450	154	(1)	1,603

	$144,896	$2,316	$(405)	$146,807

June 30, 2019:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$12,654	$296	$—	$12,950
Mortgage-backed:
GSE residential	124,615	1,231	(336)	125,510
Small Business Administration	4,911	25	(1)	4,935
State and political subdivisions	2,725	171	—	2,896

	$144,905	$1,723	$(337)	$146,291

With the exception of U.S. Government, federal agency and GSE securities and GSE residential mortgage-backed securities with a book value of approximately $10,665,000 and $128,984,000, respectively, and a market value of approximately $11,070,000 and $130,387,000, respectively, at December 31, 2019, the Company held no securities at December 31, 2019 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at December 31, 2019 and June 30, 2019 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	6,024	6,248
Five to ten years	7,848	8,172
After ten years	2,040	2,000

	15,912	16,420
Mortgage-backed securities	128,984	130,387

Totals	$144,896	$146,807

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $66,434,000 and $57,921,000 as of December 31, 2019 and June 30, 2019, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $3.3 million at December 31, 2019 and $2.0 million at June 30, 2019. At December 31, 2019, approximately $1.7 million of our repurchase agreements had an overnight maturity, while the remaining $1.6 million in repurchase agreements had a term of 30 to 90 days. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $21,000, and gross losses of $28,000, resulting from sales of available-for-sale securities were realized for the six month period ended December 31, 2019. There were no sales of available-for-sale securities for the six months ended December 31, 2018. The tax provision (credit) applicable to these net realized gains amounted to approximately $(2,000) and $0 respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2019 and June 30, 2019, was $37,552,000 and $47,146,000, respectively, which is approximately 26% and 32% of the Company’s available-for-sale investment portfolio. These declines in fair value at December 31, 2019 and June 30, 2019, resulted from increases in market interest rates and are considered temporary.

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and June 30, 2019:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019:
Mortgage-backed:
GSE residential	24,292	(205)	9,452	(149)	33,744	(354)
Small Business Administration	3,747	(50)	—	—	3,747	(50)
State and political subdivisions	61	(1)	—	—	61	(1)

Total temporarily impaired securities	$28,100	$(256)	$9,452	$(149)	$37,552	$(405)

June 30, 2019:
Mortgage-backed:
GSE residential	$15,167	$(72)	$31,049	$(264)	$46,216	$(336)
Small Business Administration	930	(1)	—	—	930	(1)

Total temporarily impaired securities	$16,097	$(73)	$31,049	$(264)	$47,146	$(337)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at December 31, 2019 and June 30, 2019, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019 and June 30, 2019.

Note 6: Loans and Allowance for Loan Losses

Classes of loans include:

	December 31, 2019	June 30, 2019
Real estate loans:
One- to four-family, including home equity loans	$127,679	$129,290
Multi-family	102,756	104,663
Commercial	148,299	143,367
Home equity lines of credit	8,867	8,938
Construction	18,749	16,113
Commercial	82,692	84,246
Consumer	7,355	7,136

Total loans	496,397	493,753
Less:
Unearned fees and discounts, net	(306)	(349)
Allowance for loan losses	6,222	6,328

Loans, net	$490,481	$487,774

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $264,384,000 and $260,888,000 as of December 31, 2019 and June 30, 2019, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $4,293,000 and $4,844,000 at December 31, 2019 and June 30, 2019, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, but still primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $26,626,000 and $29,524,000 at December 31, 2019 and June 30, 2019, respectively, of which $9,341,000 and $12,025,000, at December 31, 2019 and June 30, 2019 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and six month periods ended December 31, 2019 and 2018 and the year ended June 30, 2019:

	Three Months Ended December 31, 2019 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$990	$1,602	$1,657	$90
Provision charged to expense	14	(40)	28	—
Losses charged off	(13)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$991	$1,562	$1,685	$90

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$991	$1,562	$1,685	$90

Loans:
Ending balance	$127,679	$102,756	$148,299	$8,867

Ending balance: individually evaluated for impairment	$1,470	$—	$6	$18

Ending balance: collectively evaluated for impairment	$126,209	$102,756	$148,293	$8,849

	Three Months Ended December 31, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$204	$1,664	$70	$6,277
Provision charged to expense	13	(54)	9	(30)
Losses charged off	—	—	(13)	(26)
Recoveries	—	—	1	1

Balance, end of period	$217	$1,610	$67	$6,222

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$217	$1,610	$67	$6,222

Loans:
Ending balance	$18,749	$82,692	$7,355	$496,397

Ending balance: individually evaluated for impairment	$—	$48	$8	$1,550

Ending balance: collectively evaluated for impairment	$18,749	$82,644	$7,347	$494,847

	Six Months Ended December 31, 2019 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,031	$1,642	$1,623	$89
Provision charged to expense	(30)	(80)	62	1
Losses charged off	(13)	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$991	$1,562	$1,685	$90

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$991	$1,562	$1,685	$90

Loans:
Ending balance	$127,679	$102,756	$148,299	$8,867

Ending balance: individually evaluated for impairment	$1,470	$—	$6	$18

Ending balance: collectively evaluated for impairment	$126,209	$102,756	$148,293	$8,849

	Six Months Ended December 31, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$213	$1,659	$71	$6,328
Provision charged to expense	4	(63)	22	(84)
Losses charged off	—	—	(28)	(41)
Recoveries	—	14	2	19

Balance, end of period	$217	$1,610	$67	$6,222

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$217	$1,610	$67	$6,222

Loans:
Ending balance	$18,749	$82,692	$7,355	$496,397

Ending balance: individually evaluated for impairment	$—	$48	$8	$1,550

Ending balance: collectively evaluated for impairment	$18,749	$82,644	$7,347	$494,847

	Year Ended June 30, 2019 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$997	$1,650	$1,604	$91
Provision charged to expense	29	(8)	19	13
Losses charged off	(17)	—	—	(15)
Recoveries	22	—	—	—

Balance, end of year	$1,031	$1,642	$1,623	$89

Ending balance: individually evaluated for impairment	$13	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,018	$1,642	$1,623	$89

Loans:
Ending balance	$129,290	$104,663	$143,367	$8,938

Ending balance: individually evaluated for impairment	$1,722	$—	$18	$22

Ending balance: collectively evaluated for impairment	$127,568	$104,663	$143,349	$8,916

	Year Ended June 30, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$168	$1,373	$62	$5,945
Provision charged to expense	45	286	23	407
Losses charged off	—	—	(18)	(50)
Recoveries	—	—	4	26

Balance, end of year	$213	$1,659	$71	$6,328

Ending balance: individually evaluated for impairment	$—	$—	$10	$23

Ending balance: collectively evaluated for impairment	$213	$1,659	$61	$6,305

Loans:
Ending balance	$16,113	$84,246	$7,136	$493,753

Ending balance: individually evaluated for impairment	$—	$60	$29	$1,851

Ending balance: collectively evaluated for impairment	$16,113	$84,186	$7,107	$491,902

	Three Months Ended December 31, 2018 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,012	$1,656	$1,644	$91
Provision charged to expense	11	12	160	12
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,023	$1,668	$1,804	$103

Ending balance: individually evaluated for impairment	$—	$—	$2	$15

Ending balance: collectively evaluated for impairment	$1,023	$1,668	$1,802	$88

Loans:
Ending balance	$130,800	$108,391	$158,226	$8,913

Ending balance: individually evaluated for impairment	$1,458	$1,200	$38	$38

Ending balance: collectively evaluated for impairment	$129,342	$107,191	$158,188	$8,875

	Three Months Ended December 31, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$169	$1,547	$62	$6,181
Provision charged to expense	1	(66)	8	138
Losses charged off	—	—	(3)	(3)
Recoveries	—	—	3	3

Balance, end of period	$170	$1,481	$70	$6,319

Ending balance: individually evaluated for impairment	$—	$6	$—	$23

Ending balance: collectively evaluated for impairment	$170	$1,475	$70	$6,296

Loans:
Ending balance	$12,447	$74,231	$7,293	$500,301

Ending balance: individually evaluated for impairment	$—	$6	$3	$2,743

Ending balance: collectively evaluated for impairment	$12,447	$74,225	$7,290	$497,558

	Six Months Ended December 31, 2018 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$997	$1,650	$1,604	$91
Provision charged to expense	25	18	200	12
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,023	$1,668	$1,804	$103

Ending balance: individually evaluated for impairment	$—	$—	$2	$15

Ending balance: collectively evaluated for impairment	$1,023	$1,668	$1,802	$88

Loans:
Ending balance	$130,800	$108,391	$158,226	$8,913

Ending balance: individually evaluated for impairment	$1,458	$1,200	$38	$38

Ending balance: collectively evaluated for impairment	$129,342	$107,191	$158,188	$8,875

	Six Months Ended December 31, 2018 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$168	$1,373	$62	$5,945
Provision charged to expense	2	108	10	375
Losses charged off	—	—	(5)	(5)
Recoveries	—	—	3	4

Balance, end of period	$170	$1,481	$70	$6,319

Ending balance: individually evaluated for impairment	$—	$6	$—	$23

Ending balance: collectively evaluated for impairment	$170	$1,475	$70	$6,296

Loans:
Ending balance	$12,447	$74,231	$7,293	$500,301

Ending balance: individually evaluated for impairment	$—	$6	$3	$2,743

Ending balance: collectively evaluated for impairment	$12,447	$74,225	$7,290	$497,558

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
December 31, 2019:
Pass	$126,043	$102,482	$146,929	$8,713	$18,749	$80,208	$7,347	$490,471
Watch	—	—	1,090	137	—	1,575	—	2,802
Substandard	1,636	274	280	17	—	909	8	3,124
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$127,679	$102,756	$148,299	$8,867	$18,749	$82,692	$7,355	$496,397

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2019:
Pass	$127,386	$104,504	$142,076	$8,918	$16,113	$81,906	$7,107	$488,010
Watch	—	—	1,040	—	—	1,375	—	2,415
Substandard	1,904	159	251	20	—	965	19	3,318
Doubtful	—	—	—	—	—	—	10	10
Loss	—	—	—	—	—	—	—	—

Total	$129,290	$104,663	$143,367	$8,938	$16,113	$84,246	$7,136	$493,753

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
December 31, 2019:
Real estate loans:
One- to four-family	$1,261	$319	$334	$1,914	$125,765	$127,679	$296
Multi-family	—	—	—	—	102,756	102,756	—
Commercial	890	110	—	1,000	147,299	148,299	—
Home equity lines of credit	498	—	—	498	8,369	8,867	—
Construction	—	—	—	—	18,749	18,749	—
Commercial	217	274	78	569	82,123	82,692	30
Consumer	83	44	—	127	7,228	7,355	—

Total	$2,949	$747	$412	$4,108	$492,289	$496,397	$326

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2019:
Real estate loans:
One- to four-family	$1,515	$255	$481	$2,251	$127,039	$129,290	$226
Multi-family	422	—	—	422	104,241	104,663	—
Commercial	74	6	12	92	143,275	143,367	—
Home equity lines of credit	—	26	20	46	8,892	8,938	—
Construction	—	—	—	—	16,113	16,113	—
Commercial	291	—	60	351	83,895	84,246	—
Consumer	99	—	29	128	7,008	7,136	—

Total	$2,401	$287	$602	$3,290	$490,463	$493,753	$226

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

The following tables present impaired loans:

				Three Months Ended December 31, 2019			Six Months Ended December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2019:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$1,470	$1,470	$—	$1,486	$15	$15	$1,496	$29	$30
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	6	6	—	11	—	—	12	—	—
Home equity line of credit	18	18	—	18	—	—	20	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	48	48	—	52	—	—	54	—	—
Consumer	8	8	—	10	—	—	10	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to-four family	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One- to-four family	1,470	1,470	—	1,486	15	15	1,496	29	30
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	6	6	—	11	—	—	12	—	—
Home equity line of credit	18	18	—	18	—	—	20	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	48	48	—	52	—	—	54	—	—
Consumer	8	8	—	10	—	—	10	—	—

	$1,550	$1,550	$—	$1,577	$15	$15	$1,592	$29	$30

				Year Ended June 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2019:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,676	$1,676	$—	$1,718	$63	$71
Multi-family	—	—	—	1	—	—
Commercial	18	18	—	34	—	—
Home equity line of credit	22	22	—	24	1	2
Construction	—	—	—	—	—	—
Commercial	60	60	—	63	6	6
Consumer	19	19	—	24	2	2
Loans with a specific allowance
Real estate loans:
One- to four-family	46	46	13	47	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	10	10	10	11	1	1
Total:
Real estate loans:
One- to four-family	1,722	1,722	13	1,765	64	72
Multi-family	—	—	—	1	—	—
Commercial	18	18	—	34	—	—
Home equity line of credit	22	22	—	24	1	2
Construction	—	—	—	—	—	—
Commercial	60	60	—	63	6	6
Consumer	29	29	10	35	3	3

	$1,851	$1,851	$23	$1,922	$74	$83

				Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2018:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$1,458	$1,458	$—	$1,467	$16	$16	$1,477	$32	$34
Multi-family	1,200	1,200	—	1,204	21	21	1,207	42	42
Commercial	36	36	—	40	—	—	41	—	—
Home equity line of credit	23	23	—	24	1	—	25	1	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	3	3	—	3	—	—	3	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to-four family	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	2	2	2	2	—	—	3	—	—
Home equity line of credit	15	15	15	15	—	—	15	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	6	6	6	8	—	—	8	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One- to-four family	1,458	1,458	—	1,467	16	16	1,477	32	34
Multi-family	1,200	1,200	—	1,204	21	21	1,207	42	42
Commercial	38	38	2	42	—	—	44	—	—
Home equity line of credit	38	38	15	39	1	—	40	1	1
Construction	—	—	—	—	—	—	—	—	—
Commercial	6	6	6	8	—	—	8	—	—
Consumer	3	3	—	3	—	—	3	—	—

	$2,743	$2,743	$23	$2,763	$38	$37	$2,779	$75	$77

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
Mortgages on real estate:
One- to four-family	$191	$414
Multi-family	—	—
Commercial	6	18
Home equity lines of credit	17	20
Construction	—	—
Commercial	48	60
Consumer	8	29

Total	$270	$541

At December 31, 2019 and June 30, 2019, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of December 31, 2019 and June 30, 2019. With the exception of two one- to four-family residential loans for $4,000, all were performing according to the terms of the restructuring as of December 31, 2019, and with the exception of three one- to four-family residential loans totaling $8,000, one home equity line of credit for $20,000, and one consumer loan for $2,000, all were performing according to the terms of restructuring as of June 30, 2019. As of December 31, 2019, all loans listed were on nonaccrual except for ten one- to four-family residential loans totaling $1.3 million, and one home equity line of credit for $1,000. All loans listed as of June 30, 2019 were on nonaccrual except for ten one- to four-family residential loans totaling $1.3 million, and one home equity line of credit for $1,000.

	December 31, 2019	June 30, 2019
Real estate loans
One- to four-family	$1,437	$1,475
Multi-family	—	—
Commercial	2	6
Home equity lines of credit	18	22

Total real estate loans	1,457	1,503

Construction	—	—
Commercial	—	—
Consumer	—	2

Total	$1,457	$1,505

Modifications

During the six month period ended December 31, 2019, no loans were modified.

During the year ended June 30, 2019, the Company modified one one- to four-family loan in the amount of $159,000.

During the six month period ended December 31, 2018, no loans were modified.

TDR’s with Defaults

The Company had three TDRs, all one- to four-family residential loans, totaling $134,000 that were in default as of December 31, 2019 and that were restructured in prior periods. No restructured loans were in foreclosure at December 31, 2019. The Company had six TDRs, four one- to four-family residential loans for $144,000, one home equity line of credit for $20,000, and one consumer loan for $2,000 that were in default as of June 30, 2019, and were restructured in prior years. No restructured loans were in foreclosure at June 30, 2019. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31, 2019, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $213,000. In addition, as of December 31, 2019, we had residential mortgage loans and home equity loans with a carrying value of $33,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $1,598,000 and $1,174,000 of Federal Home Loan Bank stock as of December 31, 2019 and June 30, 2019. The FHLB provides liquidity and funding through advances.

Note 8: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, were as follows at the dates specified:

	December 31, 2019	June 30, 2019
Net unrealized gains on securities available-for-sale	$1,911	$1,386
Net unrealized postretirement health benefit plan obligations	(586)	(596)

	1,325	790
Tax effect	(378)	(225)

Total	$947	$565

Note 9: Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six month periods ended December 31, 2019 and 2018, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$(8)	$—	$(7)	$—	Net realized losses on sale of available-for- sale securities
Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	5	4	10	7
Prior service costs	—	—	—	—

Total reclassified amount before tax	(3)	4	3	7
Tax expense (credit)	(1)	2	1	3	Provision for Income Tax

Total reclassification out of AOCI	$(2)	$2	$2	$4	Net Income

Note 10: Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Computed at the statutory rate	$281	$224	$599	$492
Decrease resulting from
Tax exempt interest	(5)	(6)	(11)	(13)
Cash surrender value of life insurance	(14)	(14)	(29)	(28)
State income taxes	103	72	213	157
Other	7	3	15	16

Actual expense	$372	$279	$787	$624

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 2019, the Association meets all capital adequacy requirements to which it is subject.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The Economic Growth Act requires that federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%, and the agencies have issued a final rule setting the ratios at 9%. A financial institution can elect to be subject to this new definition.

As of December 31, 2019, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association has to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and June 30, 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$11,070	$—	$11,070	$—
Mortgage-backed: GSE residential	130,387	—	130,387	—
Small Business Administration	3,747	—	3,747	—
State and political subdivisions	1,603	—	1,603	—
Mortgage servicing rights	888	—	—	888

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$12,950	$—	$12,950	$—
Mortgage-backed: GSE residential	125,510	—	125,510	—
Small Business Administration	4,935	—	4,935	—
State and political subdivisions	2,896	—	2,896	—
Mortgage servicing rights	853	—	—	853

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2019. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of December 31, 2019 or June 30, 2019. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of December 31, 2019 or June 30, 2019.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2019	$853
Total realized and unrealized gains and losses included in net income	(20)
Servicing rights that result from asset transfers	133
Payments received and loans refinanced	(78)

Balance, December 31, 2019	$888

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(20)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and June 30, 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Impaired loans (collateral-dependent)	$—	$—	$—	$—
Foreclosed assets	$—	$—	$—	$—
June 30, 2019:
Impaired loans (collateral-dependent)	$33	$—	$—	$33
Foreclosed assets	$512	$—	$—	$512

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Impaired loans (collateral-dependent)	$13	$(11)	$13	$(19)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2019 and June 30, 2019.

	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$888	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	8.8% - 11.1% (9.7%)
			Probability of default	0.05% - 0.12% (0.11%)

	Fair Value at June 30, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$853	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	8.3% - 11.0% (9.0%)
			Probability of default	0.05% - 0.12% (0.11%)
Impaired loans (collateral dependent)	33	Market comparable properties	Marketability discount	11.1% (11.1%)
Foreclosed assets	512	Market comparable properties	Comparability adjustments (%)	7.8% (7.8%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and June 30, 2019.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Financial assets
Cash and cash equivalents	$10,844	$10,844	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	490,481	—	—	486,943
Federal Home Loan Bank stock	1,598	—	1,598	—
Accrued interest receivable	2,317	—	2,317	—
Financial liabilities
Deposits	549,326	—	234,613	315,901
Repurchase agreements	3,340	—	3,340	—
Federal Home Loan Bank advances	33,500	—	33,929	—
Advances from borrowers for taxes and insurance	1,093	—	1,093	—
Accrued interest payable	1,706	—	1,706	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	5,000	—	5,000	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Financial assets
Cash and cash equivalents	$59,600	$59,600	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	487,774	—	—	480,479
Federal Home Loan Bank stock	1,174	—	1,174	—
Accrued interest receivable	2,142	—	2,142	—
Financial liabilities
Deposits	607,023	—	276,738	331,865
Repurchase agreements	2,015	—	2,015	—
Federal Home Loan Bank advances	24,000	—	24,419	—
Advances from borrowers for taxes and insurance	747	—	747	—
Accrued interest payable	801	—	801	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

In accordance with the Company’s adoption of ASU 2016-01 as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2019, represent an approximation of exit price; however, an actual exit price may differ.

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

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. We also established a charitable foundation, Iroquois Federal Foundation, to which we contributed 314,755 shares of our common stock. As of December 31, 2019, the Company repurchased 1,651,684 shares of common stock under stock repurchase plans.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.48% and 2.63% for the six months ended December 31, 2019 and 2018, respectively. Net interest income decreased to $8.9 million, or $17.9 million on an annualized basis, for the six months ended December 31, 2019 from $9.0 million, or $17.9 million on an annualized basis, for the six months ended December 31, 2018.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $596,000, or 0.1%, of total loans at December 31, 2019, and $767,000, or 0.2%, of total loans at June 30, 2019. Our non-performing assets totaled $1.0 million, or 0.2% of total assets at December 31, 2019, and $1.5 million, or 0.2%, of total assets at June 30, 2019.

At December 31, 2019, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2019 was $2.1 million, compared to a net income of $1.7 million for the six months ended December 31, 2018.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2019.

Comparison of Financial Condition at December 31, 2019 and June 30, 2019

Total assets decreased $45.7 million, or 6.3%, to $678.2 million at December 31, 2019 from $723.9 million at June 30, 2019. The decrease was primarily due to a $48.8 million decrease in cash and cash equivalents, partially offset by a $2.7 million increase in net loans receivable, and a $516,000 increase in investment securities. The decrease in assets was due to the withdrawal of deposits by one public entity which we anticipated due to the nature of the deposit, as discussed below.

Net loans receivable, including loans held for sale, increased by $2.7 million, or 0.6%, to $490.5 million at December 31, 2019 from $487.8 million at June 30, 2019. The increase in net loans receivable during this period was due primarily to a $4.9 million, or 3.4%, increase in commercial real estate loans, a $2.6 million, or 16.4%, increase in construction loans, and a $219,000, or 3.1%, increase in consumer loans, partially offset by a $1.9 million, or 1.8%, decrease in multi-family loans, a $1.6 million, or 1.8%, decrease in commercial business loans, a $1.6 million, or 1.2%, decrease in one- to four-family loans, and a $71,000, or 0.8%, decrease in home equity lines of credit.

Investment securities, consisting entirely of securities available for sale, increased $516,000, or 0.3%, to $146.8 million at December 31, 2019 from $146.3 million at June 30, 2019. We had no securities classified as held to maturity at December 31, 2019 or June 30, 2019.

Between June 30, 2019 and December 31, 2019, deferred income taxes decreased $474,000 to $1.6 million, premises and equipment decreased $236,000 to $10.5 million, and foreclosed assets held for sale decreased $343,000 to $435,000, while Federal Home Loan Bank stock increased $424,000 to $1.6 million, accrued interest receivable increased $175,000 to $2.3 million, and other assets increased $159,000 to $573,000. The decrease in deferred income taxes was mostly due to an increase in unrealized gains on sale of available-for-sale securities, the decrease in premises and equipment was primarily due to an increase in accumulated depreciation, and the decrease in foreclosed assets held for sale was due to the sale of property. The increase in Federal Home Loan Bank stock was due to stock purchases to support loan growth and the increase in Federal Home Loan Bank advances and the increase in interest receivable was due to an increase in the average balance of loans and securities.

At December 31, 2019, our investment in bank-owned life insurance was $9.2 million, an increase of $139,000 from $9.1 million at June 30, 2019. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which resulted in a limit of $21.0 million at December 31, 2019.

Deposits decreased $57.7 million, or 9.5%, to $549.3 million at December 31, 2019 from $607.0 million at June 30, 2019. Certificates of deposit, excluding brokered certificates of deposit, decreased $1.0 million, or 0.4%, to $289.7 million, while brokered certificates of deposit decreased $14.5 million, or 36.8%, to $25.0 million. Savings, NOW, and money market accounts increased $11.7 million, or 6.0%, to $208.0 million, and noninterest bearing demand accounts decreased $53.8 million, or 66.9%, to $26.6 million. The large decrease in noninterest bearing demand accounts was due to approximately $55.3 million in deposits from a public entity that collects real estate taxes that was on deposit at June 30, 2019 and withdrawn when tax monies were distributed by the entity during the three months ended September 30, 2019. Repurchase agreements increased $1.3 million, or 65.8%, to $3.3 million at December 31, 2019, from $2.0 million at June 30, 2019. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago and a line of credit from CIBC Bank USA. The FHLB advances increased $9.5 million, or 39.6%, to $33.5 million at December 31, 2019 from $24.0 million at June 30, 2019. The first draw on the line of credit from CIBC Bank USA occurred during the six months ended December 31, 2019, so the balance increased to $5.0 million as of December 31, 2019 from zero at June 30, 2019.

Advances from borrowers for taxes and insurance increased $346,000, or 46.3%, to $1.1 million at December 31, 2019, from $747,000 at June 30, 2019. Accrued interest payable increased $905,000, or 113.0%, to $1.7 million at December 31, 2019, from $801,000 at June 30, 2019. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in accrued interest payable resulted from increases in both the average balance and average cost of interest-bearing liabilities.

Total stockholders’ equity decreased $4.7 million, or 5.7%, to $77.7 million at December 31, 2019 from $82.5 million at June 30, 2019. Stockholders’ equity decreased due to the repurchase of 315,081 shares of common stock at an aggregate cost of approximately $7.0 million and the payment of approximately $487,000 in dividends to our stockholders, partially offset by net income of $2.1 million, an increase of $382,000 in accumulated other comprehensive income, net of tax, and ESOP and stock equity plan activity of $324,000. The Company announced a stock repurchase plan on June 12, 2019, whereby the Company could repurchase up to 89,526 shares of its common stock, or approximately 2.5% of the then current outstanding shares. There were 20,200 shares of the Company’s common stock repurchased under the plan prior to September 13, 2019, when the Company announced an increase in the number of shares that may be repurchased under the Company’s existing stock repurchase plan to 320,476 shares, or approximately 9.0% of its then current outstanding shares. As of December 31, 2019, 297,681 shares had been repurchased by the Company and there are 22,795 shares that may yet be repurchased under the plan.

Comparison of Operating Results for the Six Months Ended December 31, 2019 and 2018

General. Net income increased $343,000 to $2.1 million for the six months ended December 31, 2019 from $1.7 million for the six months ended December 31, 2018. The increase in net income was due to a decrease in provision for loan losses and a decrease in noninterest expense, partially offset by a decrease in net interest income, a decrease in noninterest income, and an increase in provision for income taxes.

Net Interest Income. Net interest income decreased $26,000, or 0.3%, to $8.9 million for the six months ended December 31, 2019 from $9.0 million for the six months ended December 31, 2018. This was a result of an increase of $746,000 in interest expense, partially offset by an increase of $720,000 in interest and dividend income. Our interest rate spread decreased by 15 basis points to 2.48% for the six months ended December 31, 2019 compared to 2.63% for the six months ended December 31, 2018, and our net interest margin decreased by 11 basis points to 2.73% for the six months ended December 31, 2019 compared to 2.84% for the six months ended December 31, 2018. A $22.5 million, or 3.6%, increase in the average balance of interest earning assets was partially offset by a $12.5 million, or 2.3%, increase in average balance of interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $720,000, or 5.5%, to $13.8 million for the six months ended December 31, 2019 from $13.1 million for the six months ended December 31, 2018. The increase in interest and dividend income was due to a $465,000 increase in interest income on loans, a $167,000 increase in interest on securities, and an $88,000 increase in other interest income. The increase in interest income on loans resulted from a $3.4 million, or 0.7%, increase in the average balance of loans to $495.8 million for the six months ended December 31, 2019, from $492.4 million for the six months ended December 31, 2018, and a 16 basis point, or 3.4%, increase in the average yield on loans to 4.72% for the six months ended December 31, 2019 from 4.56% for the six months ended December 31, 2018. The increase in interest income on securities was due to a $14.3 million increase in the average balance of securities to $145.1 million for the six months ended December 31, 2019, from $130.8 million for the six months ended December 31, 2018, partially offset by a 2 basis point decrease in the average yield on securities to 2.60% for the six months ended December 31, 2019 from 2.62% for the six months ended December 31, 2018. The increase in other interest income was a result of a 11 basis point increase in the average yield in other interest earning assets, including Federal Home Loan Bank dividends and deposits with other financial institutions, to 3.46% from 3.35%, and a $4.8 million increase in the average balance of other interest earning assets.

Interest Expense. Interest expense increased $746,000, or 18.1%, to $4.9 million for the six months ended December 31, 2019, from $4.1 million for the six months ended December 31, 2018. The increase was primarily due to increases in the average balances and average cost of deposits, partially offset by a decrease in the average balances of borrowings.

Interest expense on interest-bearing deposits increased by $1.2 million, or 37.4%, to $4.5 million for the six months ended December 31, 2019 from $3.3 million for the six months ended December 31, 2018. This increase was due to an increase of $55.6 million in the average balance of interest-bearing deposits to $525.3 million for the six months ended December 31, 2019 from $469.7 million for the six months ended December 31, 2018, as well as a 31 basis point increase in the average cost of interest bearing deposits to 1.71% for the six months ended December 31, 2019 from 1.40% for the six months ended December 31, 2018.

Interest expense on borrowings, including FHLB advances and a line of credit from CIBC Bank USA, and repurchase agreements, decreased $479,000, or 56.6%, to $368,000 for the six months ended December 31, 2019 from $847,000 for the six months ended December 31, 2018. This decrease was due to a decrease in the average balance of borrowings to $33.1 million for the six months ended December 31, 2019 from $76.2 million for the six months ended December 31, 2018, while the average cost of such borrowings was 2.22% for both the six months ended December 31, 2019 and the six months ended December 31, 2018.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision (credit) for loan losses of $(84,000) for the six months ended December 31, 2019, compared to a provision for loan losses of $375,000 for the six months ended December 31, 2018. The allowance for loan losses was $6.2 million, or 1.25% of total loans, at December 31, 2019, compared to $6.3 million, or 1.26% of total loans, at December 31, 2018 and $6.3 million, or 1.28% of total loans, at June 30, 2019. During the six months ended December 31, 2019, net charge-offs of $22,000 were recorded while during the six months ended December 31, 2018, net charge-offs of $1,000 were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	At or for the Six Months Ended December 31, 2019	At or for the Year Ended June 30, 2019
Allowance to non-performing loans at the end of the period	1,043.96%	825.03%
Allowance to total loans outstanding at the end of the period	1.25%	1.28%
Net charge-offs to average total loans outstanding during the period, annualized	0.01%	0.01%
Total non-performing loans to total loans at the end of the period	0.12%	0.16%
Total non-performing assets to total assets at the end of the period	0.15%	0.21%

Noninterest Income. Noninterest income decreased $25,000, or 1.1%, and was $2.3 million for both the six months ended December 31, 2019 and the six months ended December 31, 2018. The decrease was primarily due to a decrease in gain (loss) on foreclosed assets, net, and a decrease in brokerage commissions, partially offset by an increase in gain on sale of loans and an increase in insurance commissions. For the six months ended December 31, 2019, gain (loss) on foreclosed assets, net decreased $100,000 to $(2,000) and brokerage commissions decreased $54,000 to $469,000, while gain on sale of loans increased $105,000 to $284,000, and insurance commissions increased $17,000 to $354,000. The decrease in gain (loss) on foreclosed assets, net was mostly due to the sale of 29 properties held for sale in the six months ended December 31, 2018, and the decrease in brokerage commissions reflects decreased activity in the six months ended December 31, 2019. The increase in gain on sale of loans was the result of earning higher agent fees on loans sold to FHLBC through the Mortgage Partnership Finance program in the six months ended December 31, 2019, and the increase in insurance commissions was due to higher commissions earned in the six months ended December 31, 2019.

Noninterest Expense. Noninterest expense decreased $98,000, or 1.1%, to $8.5 million for the six months ended December 31, 2019 from $8.6 million for the six months ended December 31, 2018. The largest components of this decrease were other expenses, which decreased $344,000, or 28.5%, federal deposit insurance, which decreased $58,000, or 67.4%, advertising, which decreased $37,000, or 14.5%, and telephone and postage, which decreased $35,000, or 26.3%. These decreases were partially offset by increases in compensation and benefits, which increased $157,000, or 3.0%, office occupancy, which increased $57,000, or 13.0%, equipment expense, which increased $102,000, or 15.2%, and professional services, which increased $57,000, or 26.6%. Other expenses decreased due to expenses related to the foreclosed assets held for sale during the six months ended December 31, 2018. The federal deposit insurance premium decreased as a result of receiving an FDIC small bank assessment credit in the six months ended December 31, 2019. Advertising and telephone and postage decreased due to the extra expenses in the six months ended December 31, 2018 as a result of the addition of the new office in Champaign. Compensation and benefits increased due to staffing changes, normal salary increases and increased medical costs. Office occupancy and equipment expense increased as a result of the addition of the new Champaign office. The increase in professional services was due to additional legal services received in the six months ended December 31, 2019 than in the six months ended December 31, 2018.

Income Tax Expense. We recorded a provision for income tax of $787,000 for the six months ended December 31, 2019, compared to a provision for income tax of $624,000 for the six months ended December 31, 2018, reflecting effective tax rates of 27.6% and 26.6%, respectively.

Comparison of Operating Results for the Three Months Ended December 31, 2019 and 2018

General. Net income increased $177,000 to $964,000 net income for the three months ended December 31, 2019 from $787,000 net income for the three months ended December 31, 2018. The increase in net income was primarily due to an increase in noninterest income, a decrease in noninterest expense, and a decrease in provision for loan losses, partially offset by a decrease in net interest income and an increase in the provision for income taxes.

Net Interest Income. Net interest income decreased $150,000 to $4.3 million for the three months ended December 31, 2019 from $4.5 million for the three months ended December 31, 2018. The decrease was a result of a $281,000 increase in interest expense, partially offset by a $131,000 increase in interest and dividend income. Our interest rate spread decreased 18 basis points to 2.43% for the three months ended December 31, 2019 compared to 2.61% for the three months ended December 31, 2018, and our net interest margin decreased by 15 basis points to 2.67% for the three months ended December 31, 2019 compared to 2.82% for the three months ended December 31, 2018. A $15.0 million, or 2.4%, increase in the average balance of interest earning assets was partially offset by a $12.2 million, or 2.2% increase in average balance of interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $131,000, or 2.0%, to $6.8 million for the three months ended December 31, 2019 from $6.7 million for the three months ended December 31, 2018. The increase in interest and dividend income was primarily due to a $78,000 increase in interest income on securities and a $73,000 increase in interest income on loans. The increase in interest income on securities resulted from a $14.8 million, or 11.3%, increase in the average balance of securities to $145.5 million from $130.7 million, partially offset by a 5 basis point, or 2.0%, decrease in the average yield on securities to 2.57% from 2.62%. The increase in interest on loans resulted from an 8 basis point, or 1.7%, increase in the average yield on loans to 4.68% from 4.60%, partially offset by a $1.5 million, or 0.3%, decrease in the average balance of loans to $495.7 million from $497.2 million.

Interest Expense. Interest expense increased $281,000, or 13.0%, to $2.4 million for the three months ended December 31, 2019 from $2.2 million for the three months ended December 31, 2018. This increase was due to a $12.2 million increase in the average balance of interest-bearing liabilities and a 16 basis point increase in average cost of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $481,000, or 27.7%, to $2.2 million for the three months ended December 31, 2019 from $1.7 million for the three months ended December 31, 2018. This increase was due to a $47.6 million, or 10.0%, increase in the average balance of interest-bearing deposits to $522.0 million for the three months ended December 31, 2019 from $474.4 million for the three months ended December 31, 2018, and an increase in the average cost of interest-bearing deposits to 1.70% for the three months ended December 31, 2019 from 1.47% for the three months ended December 31, 2018.

Interest expense on borrowings decreased $200,000, or 46.6%, to $229,000 for the three months ended December 31, 2019, from $429,000 for the three months ended December 31, 2018. This decrease was due to a decrease in the average balance of borrowings to $39.2 million for the three months ended December 31, 2019, from $74.6 million for the three months ended December 31, 2018, partially offset by a 3 basis point increase in the average cost of such borrowings to 2.33% for the three months ended December 31, 2019 from 2.30% for the three months ended December 31, 2018.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision (credit) for loan losses of $(30,000) for the three months ended December 31, 2019, compared to a provision for loan losses of $138,000 for the three months ended December 31, 2018. During the three months ended December 31, 2019, net charge-offs of $25,000 were recorded, while during the three months ended December 31, 2018, there were no net charge-offs.

Noninterest Income. Noninterest income increased $188,000, or 18.0%, to $1.2 million for the three months ended December 31, 2019 from $1.0 million for the three months ended December 31, 2018. The increase was primarily due to an increase in net gain on sale of loans, an increase in mortgage banking income, net, an increase in insurance commissions and an increase in other service charges and fees, partially offset by a decrease in brokerage commissions. For the three months ended December 31, 2019, the net gain on the sale of loans increased $58,000 to $144,000, mortgage banking income, net, increased $50,000 to $116,000, insurance commissions increased $38,000 to $192,000 and other

service charges and fees increased $20,000 to $87,000, while brokerage commissions decreased $13,000 to $234,000.    The increase in net gain on sale of loans was primarily due earning higher agent fees on loans sold to the Federal Home Loan Bank of Chicago in the three months ending December 31, 2019, than in the three months ended December 31, 2018, while the increase in mortgage banking income, net, was due to a larger increase in the valuation of mortgage servicing rights in the three months ended December 31, 2019 than in the three months ended December 31, 2018. The increase in insurance commissions was due to higher commissions earned in the three months ended December 31, 2019, and the increase in other service charges and fees was due to an increase in the number of fees charged in the three months ended December 31, 2019. The decrease in brokerage commissions reflects decreased activity in the three months ended December 31, 2019.

Noninterest Expense. Noninterest expense decreased $64,000, or 1.5%, and was $4.3 million for both the three months ended December 31, 2019 and the three months ended December 31, 2018. The largest components of this decrease were other expenses, which decreased $85,000, or 15.0%, federal deposit insurance, which decreased $43,000, or 100.0%, and audit and accounting services, which decreased $27,000, or 60.0%. These decreases were partially offset by increases in equipment expense, which increased $47,000, or 13.8%, and professional services, which increased $61,000, or 64.9%. Other expenses decreased due to a decrease in expenses related to the foreclosed assets held for sale during the three months ended December 31, 2018. The federal deposit premium decreased as a result of receiving an FDIC small bank assessment credit in the three months ended December 31, 2019, while the decrease in audit and accounting was due to a slight change in the timing of the audit billing process. The increase in equipment expense was due to higher core processing and maintenance costs in the three months ended December 31, 2019, and the increase in professional services was due to additional legal services received during the three months ended December 31, 2019.

Income Tax Expense. We recorded a provision for income tax of $372,000 for the three months ended December 31, 2019, compared to a provision for income tax of $279,000 for the three months ended December 31, 2018, reflecting effective tax rates of 27.8% and 26.2%, respectively.

Asset Quality

At December 31, 2019, our non-accrual loans totaled $270,000, including $191,000 in one- to four-family loans, $6,000 in commercial real estate loans, $17,000 in home equity lines of credit, $48,000 in commercial business loans, and $8,000 in consumer loans. At December 31, 2019, we had six one- to four-family loans totaling $296,000 and one commercial business loan for $30,000, which were delinquent 90 days or greater and still accruing interest.

At December 31, 2019, loans classified as substandard equaled $3.1 million. Loans classified as substandard consisted of $1.6 million in one- to four-family loans, $274,000 in multi-family loans, $280,000 in commercial real estate loans, $17,000 in home equity lines of credit, $909,000 in commercial business loans and $8,000 in consumer loans. At December 31, 2019, no loans were classified as doubtful or loss.

At December 31, 2019, watch assets consisted of $1.1 million in commercial real estate loans, $137,000 in home equity lines of credit, and $1.6 million in commercial business loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At both December 31, 2019 and June 30, 2019, we had $1.5 million of troubled debt restructurings. At December 31, 2019 our troubled debt restructurings consisted of $1.4 million in one- to four-family loans, $2,000 in commercial real estate loans, and $18,000 in home equity lines of credit.

Foreclosed Assets. At December 31 2019, we had $435,000 in foreclosed assets compared to $778,000 as of June 30, 2019. Foreclosed assets at December 31, 2019 consisted of $213,000 in residential real estate properties, $219,000 in commercial non-occupied property, and $3,000 in business assets, while foreclosed assets at June 30, 2019 consisted of $539,000 in residential real estate properties, $219,000 in commercial non-occupied property, and $20,000 in business assets.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six-month periods ended December 31, 2019 and 2018:

	Six months ended December 31,
	2019	2018
Balance, beginning of period	$6,328	$5,945
Loans charged off
Real estate loans
One- to four-family	(13)	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	—
Consumer	(28)	(5)

Gross charged off loans	(41)	(5)

Recoveries of loans previously charged off
Real estate loans
One- to four-family	3	1
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	14	—
Consumer	2	3

Gross recoveries of charged off loans	19	4

Net charge offs	(22)	(1)

Provision charged to expense	(84)	375

Balance, end of period	$6,222	$6,319

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses decreased $105,000 to $6.2 million at December 31, 2019, from $6.3 million at June 30, 2019. This decrease was primarily the result of a decrease in the risk associated with outstanding loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the potential loss in the Company’s loan portfolio at December 31, 2019.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. The Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of December 31 and June 30, 2019:

Portfolio segment	December 31, 2019 Net charge-offs – 12 quarter weighted historical	June 30, 2019 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.38%	0.38%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.14%	0.17%
Construction	0.00%	0.00%
Commercial business	0.00%	0.01%
Consumer	0.09%	0.02%

Entire portfolio total	0.12%	0.12%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in financial conditions of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor based on Management’s judgement.

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at December 31, 2019	Qualitative factor applied at June 30, 2019
Real Estate:
One- to four-family	0.40%	0.42%
Multi-family	1.52%	1.57%
Commercial	1.17%	1.18%
HELOC	0.87%	0.83%
Construction	1.16%	1.32%
Commercial business	1.94%	1.96%
Consumer	0.69%	0.75%

Entire portfolio total	1.14%	1.16%

At both December 31, 2019 and June 30, 2019, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.7 million. The slight decrease in qualitative factors was attributable primarily to a change in the portfolio mix which resulted in higher balances in loans with slightly lower qualitative factors at December 31, 2019.

While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio, and the potential changes in market conditions, our level of nonperforming assets and resulting charge-offs may fluctuate. Higher levels of net charge-offs requiring additional provisions for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. For the three months ended December 31, 2019 and the year ended June 30, 2019, our liquidity ratio averaged 22.4% and 21.4% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2019.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents totaled $10.8 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $3.0 million at December 31, 2019.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $3.6 million and $2.7 million for the six months ended December 31, 2019 and 2018 respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay-downs on mortgage-backed securities. Net cash used in investing activities was $3.3 million and $23.3 million for the six months ended December 31, 2019 and 2018, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash provided by (used in) financing activities was $(49.0) million and $22.8 million for the six months ended December 31, 2019 and 2018, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2019 and June 30, 2019.

	December 31, 2019	June 30, 2019
	(Dollars in thousands)
Commitments to fund loans	$7,319	$5,430
Lines of credit	57,922	50,796

At December 31, 2019, certificates of deposit due within one year of December 31, 2019 totaled $242.9 million, or 44.2% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits, our line of credit or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2020. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $33.5 million at December 31, 2019. At December 31, 2019 we had the ability to borrow up to an additional $139.8 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $30.8 million from the Federal Reserve based on current collateral pledged.

During the six months ended December 31, 2019, 315,081 shares were repurchased as part of the stock repurchase program that was announced by the Company on June 12, 2019, which allowed the Company to repurchase up to 89,526 shares of its common stock, or approximately 2.5% of the then outstanding shares, and expanded on September 13, 2019 to increase the number of shares that may be repurchased under the plan to 320,476 shares, or approximately 9.0% of its then outstanding shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of December 31, 2019, there were 22,795 shares yet to be repurchased under this plan.

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

	December 31, 2019 Actual	June 30, 2019 Actual	Minimum to Be Well Capitalized
Tier 1 capital to total assets	11.5%	11.0%	5.0%
Common equity tier 1 to risk-weighted assets	15.3%	15.0%	6.5%
Tier 1 capital to risk-weighted assets	15.3%	15.0%	8.0%
Total capital to risk-weighted assets	16.5%	16.3%	10.0%

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

	For the Three Months Ended December 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$495,715	$5,794	4.68%	$497,203	$5,721	4.60%
Securities:
U.S. government, federal agency and government-sponsored enterprises	14,693	96	2.61%	30,131	192	2.55%
U.S. government-sponsored enterprise MBS	128,468	826	2.57%	97,714	652	2.67%
State and political subdivisions	2,300	12	2.09%	2,816	12	1.70%

Total securities	145,461	934	2.57%	130,661	856	2.62%
Other interest-earning assets	9,831	61	2.48%	8,153	81	3.97%

Total interest-earning assets	651,007	6,789	4.17%	636,017	6,658	4.19%
Non-interest earning assets	26,332			22,576

Total assets	$677,339			$658,593

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$62,217	53	0.34%	$49,618	34	0.27%
Savings accounts	44,676	47	0.42%	42,435	45	0.42%
Money market accounts	99,937	310	1.24%	94,194	300	1.27%
Certificates of deposit	315,176	1,809	2.30%	288,197	1,359	1.89%

Total interest-bearing deposits	522,006	2,219	1.70%	474,444	1,738	1.47%
Borrowings and repurchase agreements	39,232	229	2.33%	74,617	429	2.30%

Total interest-bearing liabilities	561,238	2,448	1.74%	549,061	2,167	1.58%
Noninterest-bearing liabilities	38,724			28,998

Total liabilities	599,962			578,059
Stockholders’ equity	77,377			80,534

Total liabilities and stockholders’ equity	$677,339			$658,593

	For the Three Months Ended December 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Net interest income		$4,341			$4,491

Interest rate spread (1)			2.43%			2.61%
Net interest margin (2)			2.67%			2.82%
Net interest-earning assets (3)	$89,769			$86,956

Average interest-earning assets to interest-bearing liabilities	116%			116%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$495,808	$11,691	4.72%	$492,427	$11,226	4.56%
Securities:
U.S. government, federal agency and government-sponsored enterprises	15,033	200	2.66%	29,414	368	2.50%
U.S. government-sponsored enterprise MBS	127,517	1,659	2.60%	98,472	1,320	2.68%
State and political subdivisions	2,513	24	1.91%	2,898	28	1.93%

Total securities	145,063	1,883	2.60%	130,784	1,716	2.62%
Other interest-earning assets	12,877	223	3.46%	8,056	135	3.35%

Total interest-earning assets	653,748	13,797	4.22%	631,267	13,077	4.14%
Non-interest earning assets	26,392			22,891

Total assets	$680,140			$654,158

	For the Six Months Ended December 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$59,460	102	0.34%	$48,534	66	0.27%
Savings accounts	44,358	92	0.41%	42,216	89	0.42%
Money market accounts	101,382	652	1.29%	97,491	613	1.26%
Certificates of deposit	320,053	3,656	2.28%	281,424	2,509	1.78%

Total interest-bearing deposits	525,253	4,502	1.71%	469,665	3,277	1.40%
Borrowings and repurchase agreements	33,106	368	2.22%	76,176	847	2.22%

Total interest-bearing liabilities	558,359	4,870	1.74%	545,841	4,124	1.51%
Noninterest-bearing liabilities	42,444			27,140

Total liabilities	600,803			572,981
Stockholders’ equity	79,337			81,177

Total liabilities and stockholders’ equity	$680,140			$654,158

Net interest income		$8,927			$8,953

Interest rate spread (1)			2.48%			2.63%
Net interest margin (2)			2.73%			2.84%
Net interest-earning assets (3)	$95,389			$85,426

Average interest-earning assets to interest-bearing liabilities	117%			116%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended December 31, 2019 vs. 2018			Six Months Ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(106)	$179	$73	$76	$389	$465
Securities	178	(100)	78	205	(38)	167
Other	80	(100)	(20)	83	5	88

Total interest-earning assets	$152	$(21)	$131	$364	$356	$720

Interest-bearing liabilities:
Interest-bearing checking or NOW	$9	$10	$19	$17	$19	$36
Savings accounts	2	—	2	8	(5)	3
Certificates of deposit	136	314	450	377	770	1,147
Money market accounts	48	(38)	10	24	15	39

Total interest-bearing deposits	195	286	481	426	799	1,225
Federal Home Loan Bank advances and repurchase agreements	(238)	38	(200)	(479)	—	(479)

Total interest-bearing liabilities	$(43)	$324	$281	$(53)	$799	$746

Change in net interest income	$195	$(345)	$(150)	$417	$(443)	$(26)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of December 31, 2019, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended December 31, 2019 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/19 – 10/31/19	8,300	$20.80	8,300	25,395
11/1/19 – 11/30/19	100	22.00	100	25,295
12/1/19 – 12/31/19	2,500	22.50	2,500	22,795

Total	10,900	$21.40	10,900	22,795

(1)

The Company announced a stock repurchase plan on June 12, 2019, whereby the Company could repurchase up to 89,526 shares of its common stock, or approximately 2.5% of the Company’s then outstanding shares. There were 20,200 shares of the Company’s common stock repurchased by the Company prior to September 13, 2019, when the Company announced an increase in the number of shares that may be repurchased under the Company’s existing stock repurchase plan to 320,476, or approximately 9.0% of its then outstanding shares. As of December 31, 2019, there were 297,681 shares repurchased by the Company and there were 22,795 shares yet to be repurchased under this plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019 (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 5, 2020	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: February 5, 2020	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer