Form 10-Q
period 2020-03-31
IF Bancorp, Inc.
filed 2020-05-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

The Registrant had 3,240,376 shares of common stock, par value $0.01 per share, issued and outstanding as of May 6, 2020.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	March 31, 2020	June 30, 2019
Assets	(Unaudited)
Cash and due from banks	$6,336	$57,994
Interest-bearing demand deposits	539	1,606

Cash and cash equivalents	6,875	59,600

Interest-bearing time deposits in banks	3,000	3,000
Available-for-sale securities	152,948	146,291
Loans, net of allowance for loan losses of $6,474 and $6,328 at March 31, 2020 and June 30, 2019, respectively	494,517	487,774
Premises and equipment, net of accumulated depreciation of $7,845 and $7,345 at March 31, 2020 and June 30, 2019, respectively	10,322	10,706
Federal Home Loan Bank stock, at cost	2,408	1,174
Foreclosed assets held for sale	432	778
Accrued interest receivable	2,025	2,142
Bank-owned life insurance	9,277	9,072
Mortgage servicing rights	821	853
Deferred income taxes	999	2,066
Other	557	414

Total assets	$684,181	$723,870

Liabilities and Equity
Liabilities
Deposits
Demand	$27,276	$80,442
Savings, NOW and money market	214,561	196,296
Certificates of deposit	272,288	290,761
Brokered certificates of deposit	19,005	39,524

Total deposits	533,130	607,023

Repurchase agreements	3,404	2,015
Federal Home Loan Bank advances	53,500	24,000
Line of credit and other borrowings	5,000	—
Advances from borrowers for taxes and insurance	1,272	747
Accrued post-retirement benefit obligation	2,951	2,919
Accrued interest payable	935	801
Other	4,557	3,904

Total liabilities	604,749	641,409

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,240,376 and 3,578,252 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	32	36
Additional paid-in capital	49,151	48,813
Unearned ESOP shares, at cost, 216,506 and 230,940 shares at March 31, 2020 and June 30, 2019, respectively	(2,165)	(2,309)
Retained earnings	29,802	35,356
Accumulated other comprehensive income, net of tax	2,612	565

Total stockholders’ equity	79,432	82,461

Total liabilities and stockholders’ equity	$684,181	$723,870

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Interest and Dividend Income
Interest and fees on loans	$5,738	$5,747	$17,429	$16,973
Securities:
Taxable	975	828	2,805	2,481
Tax-exempt	11	29	64	92
Federal Home Loan Bank dividends	17	41	53	110
Deposits with other financial institutions	58	68	245	134

Total interest and dividend income	6,799	6,713	20,596	19,790

Interest Expense
Deposits	2,000	1,829	6,502	5,106
Federal Home Loan Bank advances and repurchase agreements	209	440	577	1,287

Total interest expense	2,209	2,269	7,079	6,393

Net Interest Income	4,590	4,444	13,517	13,397
Provision for Loan Losses	282	61	198	436

Net Interest Income After Provision for Loan Losses	4,308	4,383	13,319	12,961

Noninterest Income
Customer service fees	90	80	287	286
Other service charges and fees	66	53	218	208
Insurance commissions	149	160	503	497
Brokerage commissions	238	228	707	751
Net realized gains on sales of available-for-sale securities	146	0	139	0
Mortgage banking income, net	(2)	25	159	177
Gain on sale of loans	148	48	432	227
Gain (Loss) on foreclosed assets, net	(2)	(82)	(4)	16
Bank-owned life insurance income, net	66	67	205	202
Other	273	189	815	725

Total noninterest income	1,172	768	3,461	3,089

Noninterest Expense
Compensation and benefits	2,887	2,625	8,258	7,839
Office occupancy	242	240	739	680
Equipment	399	345	1,172	1,016
Federal deposit insurance	—	41	28	127
Stationary, printing and office	29	30	85	93
Advertising	162	130	380	385
Professional services	67	75	338	289
Supervisory examinations	32	35	117	123
Audit and accounting services	17	18	104	103
Organizational dues and subscriptions	7	7	45	41
Insurance bond premiums	42	36	120	114
Telephone and postage	55	50	153	183
Other	415	429	1,264	1,622

Total noninterest expense	4,354	4,061	12,803	12,615

Income Before Income Tax	1,126	1,090	3,977	3,435
Provision for Income Tax	316	286	1,103	910

Net Income	$810	$804	$2,874	$2,525

Earnings Per Share:
Basic	$0.27	$0.24	$0.92	$0.72
Diluted	$0.26	$0.24	$0.90	$0.71
Dividends declared per common share	$0.15	$0.125	$0.30	$0.25

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net Income	$810	$804
Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $705 and $718, for 2020 and 2019, respectively	1,767	1,799
Less: reclassification adjustment for realized gains included in net income, net of taxes of $42 and $0, for 2020 and 2019, respectively	104	—

	1,663	1,799
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $1 and $2 for 2020 and 2019, respectively	2	5

Other comprehensive income, net of tax	1,665	1,804

Comprehensive Income	$2,475	$2,608

	Nine Months Ended March 31,
	2020	2019
Net Income	$2,874	$2,525
Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $852 and $1,380, for 2020 and 2019, respectively	2,138	2,467
Less: reclassification adjustment for realized gains included in net income, net of taxes of $40 and $0, for 2020 and 2019, respectively	99	—

	2,039	2,467
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $5 and $5 for 2020 and 2019, respectively	8	10

Other comprehensive income, net of tax	2,047	2,477

Comprehensive Income	$4,921	$5,002

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the three months ended March 31, 2020
Balance, January 1, 2020	$32	$49,041	$(2,213)	$29,921	$947	$77,728
Net income	—	—	—	810	—	810
Other comprehensive income	—	—	—	—	1,665	1,665
Dividends on common stock, $0.15 per share	—	—	—	(486)	—	(486)
Stock equity plan	—	56	—	—	—	56
Stock repurchase, 22,795 shares, average price $19.43 each	—	—	—	(443)	—	(443)
ESOP shares earned, 4,811 shares	—	54	48	—	—	102

Balance, March 31, 2020	$32	$49,151	$(2,165)	$29,802	$2,612	$79,432

For the three months ended March 31, 2019
Balance, January 1, 2019	$36	$48,600	$(2,406)	$34,726	$(2,435)	$78,521
Net income	—	—	—	804	—	804
Other comprehensive income	—	—	—	—	1,804	1,804
Dividends on common stock, $0.125 per share	—	—	—	(447)	—	(447)
Stock equity plan	—	56	—	—	—	56
Stock repurchase, 35,356 shares, average price $20.72 each	—	—	—	(732)	—	(732)
ESOP shares earned, 4,811 shares	—	52	48	—	—	100

Balance, March 31, 2019	$36	$48,708	$(2,358)	$34,351	$(631)	$80,106

See accompanying notes to the unaudited condensed consolidated financial statements.

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the nine months ended March 31, 2020
Balance, July 1, 2019	$36	$48,813	$(2,309)	$35,356	$565	$82,461
Net income	—	—	—	2,874	—	2,874
Other comprehensive income	—	—	—	—	2,047	2,047
Dividends on common stock, $0.30 per share	—	—	—	(973)	—	(973)
Stock equity plan	—	167	—	—	—	167
Stock repurchase, 337,876 shares, average price $22.08 each	(4)	—	—	(7,455)	—	(7,459)
ESOP shares earned, 14,434 shares	—	171	144	—	—	315

Balance, March 31, 2020	$32	$49,151	$(2,165)	$29,802	$2,612	$79,432

For the nine months ended March 31, 2019
Balance, July 1, 2018	$39	$48,361	$(2,502)	$38,885	$(3,108)	$81,675
Net income	—	—	—	2,525	—	2,525
Other comprehensive income	—	—	—	—	2,477	2,477
Dividends on common stock, $0.25 per share	—	—	—	(900)	—	(900)
Stock equity plan	—	169	—	—	—	169
Stock repurchase, 290,356 shares, average price $21.23 each	(3)	—	—	(6,159)	—	(6,162)
ESOP shares earned, 14,434 shares	—	178	144	—	—	322

Balance, March 31, 2019	$36	$48,708	$(2,358)	$34,351	$(631)	$80,106

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2020	2019
Operating Activities
Net income	$2,874	$2,525
Items not requiring (providing) cash
Depreciation	500	496
Provision for loan losses	198	436
Amortization of premiums and discounts on securities	141	47
Deferred income taxes	251	(56)
Net realized gains on loan sales	(432)	(227)
Net realized gains on sales of available-for-sale securities	(139)	—
Loss (Gain) on foreclosed assets held for sale	4	(16)
Bank-owned life insurance income, net	(205)	(202)
Originations of loans held for sale	(21,635)	(11,221)
Proceeds from sales of loans held for sale	22,415	11,659
ESOP compensation expense	315	322
Stock equity plan expense	167	169
Changes in
Accrued interest receivable	117	(433)
Other assets	(143)	198
Accrued interest payable	134	406
Post-retirement benefit obligation	44	41
Other liabilities	167	(345)

Net cash provided by operating activities	4,773	3,799

Investing Activities
Net change in interest bearing time deposits	—	(750)
Purchases of available-for-sale securities	(29,681)	(10,495)
Proceeds from the sales of available-for-sale securities	6,132	—
Proceeds from maturities and pay-downs of available-for-sale securities	19,741	9,364
Net change in loans	(7,487)	(22,998)
Purchase of premises and equipment	(116)	(950)
Proceeds from sale of foreclosed assets	572	4,957
Redemption of Federal Home Loan Bank stock	—	2,295
Purchase of Federal Home Loan Bank stock	(1,234)	(1,440)

Net cash used in investing activities	(12,073)	(20,017)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(34,901)	1,030
Net increase (decrease) in certificates of deposit, including brokered certificates	(38,992)	36,228
Net increase in advances from borrowers for taxes and insurance	525	918
Proceeds from Federal Home Loan Bank advances	58,500	111,500
Repayments of Federal Home Loan Bank advances	(29,000)	(125,000)
Proceeds from other borrowings	5,000	—
Net increase (decrease) in repurchase agreements	1,389	(39)
Dividends paid	(487)	(453)
Stock purchase per stock repurchase plan	(7,459)	(6,162)

Net cash provided by (used in) financing activities	(45,425)	18,022

Net Increase (Decrease) in Cash and Cash Equivalents	(52,725)	1,804
Cash and Cash Equivalents, Beginning of Period	59,600	4,754

Cash and Cash Equivalents, End of Period	$6,875	$6,558

Supplemental Cash Flows Information
Interest paid	$6,945	$5,987
Income taxes paid, net of refunds	$786	$175
Foreclosed assets acquired in settlement of loans	$230	$6,332
Dividends payable	$487	$447

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2020 and June 30, 2019, and the results of its operations for the three month and nine month periods ended March 31, 2020 and 2019. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The results of operations for the three month and nine month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year.

Risks and Uncertainties—We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be adversely impacted. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations is uncertain.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update will be effective for interim and annual periods beginning after December 15, 2022. As we prepare for the adoption of ASU 2016-13, we have engaged a firm specializing in ALLL modeling and have begun transition modeling so we will be ready for the required adoption. As of March 31, 2020, model installation and testing continues and we are still evaluating the test runs for accuracy and directional consistency required to reach a reliable determination as to the final expected impact that the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

A summary of ESOP shares at March 31, 2020 and June 30, 2019 are as follows (dollars in thousands):

	March 31, 2020	June 30, 2019
Allocated shares	127,102	109,018
Shares committed for release	14,434	19,245
Unearned shares	216,506	230,940

Total ESOP shares	358,042	359,203

Fair value of unearned ESOP shares (1)	$3,464	$4,829

(1)	Based on closing price of $16.00 and $20.91 per share on March 31, 2020, and June 30, 2019, respectively.

During the nine months ended March 31, 2020, 1,161 ESOP shares were paid to ESOP participants due to separation from service. During the nine months ended March 31, 2019, 6,360 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vest in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of March 31, 2020, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the nine months ended March 31, 2020 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2019	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, March 31, 2020	153,143	$16.63	3.7	$—	(1)

Exercisable, March 31, 2020	130,857	$16.63	3.7	$—	(1)

(1)	Based on closing price of $16.00 per share on March 31, 2020.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the nine months ended March 31, 2020.

There were 22,286 options that vested during the nine months ended March 31, 2020 compared to 22,286 stock options that vested during the nine months ended March 31, 2019. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the nine months ended March 31, 2020 and 2019. Total unrecognized compensation cost related to non-vested stock options was $38,000 at March 31, 2020 and is expected to be recognized over the remaining weighted-average period of 0.7 years.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2020:

	Shares	Weighted-Average Grant-Date Fair Value
Balance, June 30, 2019	50,313	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,063	16.79

Balance, March 31, 2020	40,250	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest expense, was $127,000 and $36,000, respectively, for both the nine months ended March 31, 2020, and for the nine months ended March 31, 2019. Unrecognized compensation expense for non-vested restricted stock awards was $639,000 and is expected to be recognized over 3.7 years with a corresponding credit to paid-in capital.

Note 4: Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and nine month periods ended March 31, 2020 and 2019. The factors used in the earnings per common share computation are as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019
Net income	$810	$804	$2,874	$2,525

Basic weighted average shares outstanding	3,256,972	3,597,762	3,352,546	3,762,126
Less: Average unallocated ESOP shares	(218,912)	(238,157)	(223,723)	(242,968)

Basic average shares outstanding	3,038,060	3,359,605	3,128,823	3,519,158

Diluted effect of restricted stock awards and stock options	51,662	45,749	53,740	57,472

Diluted average shares outstanding	3,089,722	3,405,354	3,182,563	3,576,630

Basic earnings per common share	$0.27	$0.24	$0.92	$0.72

Diluted earnings per common share	$0.26	$0.24	$0.90	$0.71

The Company announced a stock repurchase plan on June 12, 2019, whereby the Company could repurchase up to 89,526 shares of its common stock, or approximately 2.5% of its then current outstanding shares. As of September 30, 2019, 20,200 shares were repurchased at an average price of $21.17 per share. On September 13, 2019, the Company announced an increase in the number of shares that may be repurchased under the Company’s existing stock repurchase plan, whereby the Company could repurchase up to 320,476 shares, or approximately 9.0% of its then outstanding shares. As of March 31, 2020, the Company had repurchased all shares under this plan at an average price of $22.12 per share.

Note 5: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses on securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2020:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$7,530	$630	$—	$8,160
Mortgage-backed:
GSE residential	136,111	3,860	(331)	139,640
Small Business Administration	3,620	15	(28)	3,607
State and political subdivisions	1,450	92	(1)	1,541

	$148,711	$4,597	$(360)	$152,948

June 30, 2019:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$12,654	$296	$—	$12,950
Mortgage-backed:
GSE residential	124,615	1,231	(336)	125,510
Small Business Administration	4,911	25	(1)	4,935
State and political subdivisions	2,725	171	—	2,896

	$144,905	$1,723	$(337)	$146,291

With the exception of mortgage-backed GSE residential securities with a book value of approximately $136,111,000, and a market value of approximately $139,640,000 at March 31, 2020, the Company held no securities at March 31, 2020 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at March 31, 2020 and June 30, 2019 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	6,102	6,615
Five to ten years	4,458	4,682
After ten years	2,040	2,011

	12,600	13,308
Mortgage-backed securities	136,111	139,640

Totals	$148,711	$152,948

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $70,893,000 and $57,921,000 as of March 31, 2020 and June 30, 2019, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $3.4 million at March 31, 2020 and $2.0 million at June 30, 2019. At March 31, 2020, approximately $1.7 million of our repurchase agreements had an overnight maturity, while the remaining $1.7 million in repurchase agreements had a monthly maturity. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $167,000 and gross losses of $28,000, resulting from sales of available-for-sale securities were realized for the nine month period ended March 31, 2020. There were no sales of available-for-sale securities for the nine months ended March 31, 2019. The tax provision applicable to these net realized gains amounted to approximately $40,000 and $0 respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2020 and June 30, 2019 was $9,408,000 and $47,146,000, respectively, which is approximately 6% and 32% of the Company’s available-for-sale investment portfolio. These declines in fair value at March 31, 2020 and June 30, 2019, resulted from increases in market interest rates and are considered temporary.

The following table shows the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and June 30, 2019:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020:
Mortgage-backed:
GSE residential	5,011	(189)	2,325	(142)	7,336	(331)
Small Business Administration	2,011	(28)	—	—	2,011	(28)
State and political subdivisions	61	(1)	—	—	61	(1)

Total temporarily impaired securities	$7,083	$(218)	$2,325	$(142)	$9,408	$(360)

June 30, 2019:
Mortgage-backed:
GSE residential	$15,167	$(72)	$31,049	$(264)	$46,216	$(336)
Small Business Administration	930	(1)	—	—	930	(1)

Total temporarily impaired securities	$16,097	$(73)	$31,049	$(264)	$47,146	$(337)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at March 31, 2020 and June 30, 2019, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020 and June 30, 2019.

Note 6: Loans and Allowance for Loan Losses

Classes of loans include:

	March 31, 2020	June 30, 2019
Real estate loans:
One- to four-family, including home equity loans	$129,185	$129,290
Multi-family	107,107	104,663
Commercial	143,396	143,367
Home equity lines of credit	9,131	8,938

Construction	20,897	16,113
Commercial	83,812	84,246
Consumer	7,154	7,136

Total loans	500,682	493,753
Less:
Unearned fees and discounts, net	(309)	(349)
Allowance for loan losses	6,474	6,328

Loans, net	$494,517	$487,774

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial and multi-family real estate properties amounting to $265,464,000 and $260,888,000 as of March 31, 2020 and June 30, 2019, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $4,235,000 and $4,844,000 at March 31, 2020 and June 30, 2019, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $24,838,000 and $29,524,000 at March 31, 2020 and June 30, 2019, respectively, of which $8,903,000 and $12,025,000, at March 31, 2020 and June 30, 2019 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and nine month periods ended March 31, 2020 and 2019 and the year ended June 30, 2019:

	Three Months Ended March 31, 2020 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$991	$1,562	$1,685	$90
Provision charged to expense	74	121	(5)	2
Losses charged off	(27)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,038	$1,683	$1,680	$92

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,038	$1,683	$1,680	$92

Loans:
Ending balance	$129,185	$107,107	$143,396	$9,131

Ending balance: individually evaluated for impairment	$1,591	$—	$4	$16

Ending balance: collectively evaluated for impairment	$127,594	$107,107	$143,392	$9,115

	Three Months Ended March 31, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$217	$1,610	$67	$6,222
Provision charged to expense	27	57	6	282
Losses charged off	—	—	(6)	(33)
Recoveries	—	—	3	3

Balance, end of period	$244	$1,667	$70	$6,474

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$244	$1,667	$70	$6,474

Loans:
Ending balance	$20,897	$83,812	$7,154	$500,682

Ending balance: individually evaluated for impairment	$—	$41	$7	$1,659

Ending balance: collectively evaluated for impairment	$20,897	$83,771	$7,147	$499,023

	Nine Months Ended March 31, 2020 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,031	$1,642	$1,623	$89
Provision charged to expense	44	41	57	3
Losses charged off	(40)	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,038	$1,683	$1,680	$92

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,038	$1,683	$1,680	$92

Loans:
Ending balance	$129,185	$107,107	$143,396	$9,131

Ending balance: individually evaluated for impairment	$1,591	$—	$4	$16

Ending balance: collectively evaluated for impairment	$127,594	$107,107	$143,392	$9,115

	Nine Months Ended March 31, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$213	$1,659	$71	$6,328
Provision charged to expense	31	(6)	28	198
Losses charged off	—	—	(34)	(74)
Recoveries	—	14	5	22

Balance, end of period	$244	$1,667	$70	$6,474

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$244	$1,667	$70	$6,474

Loans:
Ending balance	$20,897	$83,812	$7,154	$500,682

Ending balance: individually evaluated for impairment	$—	$41	$7	$1,659

Ending balance: collectively evaluated for impairment	$20,897	$83,771	$7,147	$499,023

	Year Ended June 30, 2019 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$997	$1,650	$1,604	$91
Provision charged to expense	29	(8)	19	13
Losses charged off	(17)	—	—	(15)
Recoveries	22	—	—	—

Balance, end of year	$1,031	$1,642	$1,623	$89

Ending balance: individually evaluated for impairment	$13	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,018	$1,642	$1,623	$89

Loans:
Ending balance	$129,290	$104,663	$143,367	$8,938

Ending balance: individually evaluated for impairment	$1,722	$—	$18	$22

Ending balance: collectively evaluated for impairment	$127,568	$104,663	$143,349	$8,916

	Year Ended June 30, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$168	$1,373	$62	$5,945
Provision charged to expense	45	286	23	407
Losses charged off	—	—	(18)	(50)
Recoveries	—	—	4	26

Balance, end of year	$213	$1,659	$71	$6,328

Ending balance: individually evaluated for impairment	$—	$—	$10	$23

Ending balance: collectively evaluated for impairment	$213	$1,659	$61	$6,305

Loans:
Ending balance	$16,113	$84,246	$7,136	$493,753

Ending balance: individually evaluated for impairment	$—	$60	$29	$1,851

Ending balance: collectively evaluated for impairment	$16,113	$84,186	$7,107	$491,902

	Three Months Ended March 31, 2019 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,023	$1,668	$1,804	$103
Provision charged to expense	(13)	—	(77)	2
Losses charged off	—	—	—	(15)
Recoveries	21	—	—	—

Balance, end of period	$1,031	$1,668	$1,727	$90

Ending balance: individually evaluated for impairment	$17	$—	$1	$—

Ending balance: collectively evaluated for impairment	$1,014	$1,668	$1,726	$90

Loans:
Ending balance	$129,266	$106,400	$152,019	$9,058

Ending balance: individually evaluated for impairment	$1,831	$—	$25	$23

Ending balance: collectively evaluated for impairment	$127,435	$106,400	$151,994	$9,035

	Three Months Ended March 31, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$170	$1,481	$70	$6,319
Provision charged to expense	29	116	4	61
Losses charged off	—	—	(8)	(23)
Recoveries	—	—	—	21

Balance, end of period	$199	$1,597	$66	$6,378

Ending balance: individually evaluated for impairment	$—	$5	$—	$23

Ending balance: collectively evaluated for impairment	$199	$1,592	$66	$6,355

Loans:
Ending balance	$14,521	$80,350	$6,964	$498,578

Ending balance: individually evaluated for impairment	$—	$172	$3	$2,054

Ending balance: collectively evaluated for impairment	$14,521	$80,178	$6,961	$496,524

	Nine Months Ended March 31, 2019 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$997	$1,650	$1,604	$91
Provision charged to expense	12	18	123	14
Losses charged off	—	—	—	(15)
Recoveries	22	—	—	—

Balance, end of period	$1,031	$1,668	$1,727	$90

Ending balance: individually evaluated for impairment	$17	$—	$1	$—

Ending balance: collectively evaluated for impairment	$1,014	$1,668	$1,726	$90

Loans:
Ending balance	$129,266	$106,400	$152,019	$9,058

Ending balance: individually evaluated for impairment	$1,831	$—	$25	$23

Ending balance: collectively evaluated for impairment	$127,435	$106,400	$151,994	$9,035

	Nine Months Ended March 31, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$168	$1,373	$62	$5,945
Provision charged to expense	31	224	14	436
Losses charged off	—	—	(13)	(28)
Recoveries	—	—	3	25

Balance, end of period	$199	$1,597	$66	$6,378

Ending balance: individually evaluated for impairment	$—	$5	$—	$23

Ending balance: collectively evaluated for impairment	$199	$1,592	$66	$6,355

Loans:
Ending balance	$14,521	$80,350	$6,964	$498,578

Ending balance: individually evaluated for impairment	$—	$172	$3	$2,054

Ending balance: collectively evaluated for impairment	$14,521	$80,178	$6,961	$496,524

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The allowance for loan losses represents an estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date. The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Overall, we believe the reserve to be consistent with prior periods and adequate to cover the estimated losses in our loan portfolio.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
March 31, 2020:
Pass	$127,480	$106,835	$141,965	$8,980	$20,897	$81,609	$7,147	$494,913
Watch	927	—	1,083	135	—	1,912	—	4,057
Substandard	778	272	348	16	—	291	7	1,712
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$129,185	$107,107	$143,396	$9,131	$20,897	$83,812	$7,154	$500,682

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2019:
Pass	$127,386	$104,504	$142,076	$8,918	$16,113	$81,906	$7,107	$488,010
Watch	—	—	1,040	—	—	1,375	—	2,415
Substandard	1,904	159	251	20	—	965	19	3,318
Doubtful	—	—	—	—	—	—	10	10
Loss	—	—	—	—	—	—	—	—

Total	$129,290	$104,663	$143,367	$8,938	$16,113	$84,246	$7,136	$493,753

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
March 31, 2020:
Real estate loans:
One- to four-family	$1,445	$173	$303	$1,921	$127,264	$129,185	$129
Multi-family	—	—	—	—	107,107	107,107	—
Commercial	177	—	73	250	143,146	143,396	72
Home equity lines of credit	11	—	—	11	9,120	9,131	—
Construction	—	—	—	—	20,897	20,897	—
Commercial	76	232	233	541	83,271	83,812	228
Consumer	47	32	—	79	7,075	7,154	—

Total	$1,756	$437	$609	$2,802	$497,880	$500,682	$429

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2019:
Real estate loans:
One- to four-family	$1,515	$255	$481	$2,251	$127,039	$129,290	$226
Multi-family	422	—	—	422	104,241	104,663	—
Commercial	74	6	12	92	143,275	143,367	—
Home equity lines of credit	—	26	20	46	8,892	8,938	—
Construction	—	—	—	—	16,113	16,113	—
Commercial	291	—	60	351	83,895	84,246	—
Consumer	99	—	29	128	7,008	7,136	—

Total	$2,401	$287	$602	$3,290	$490,463	$493,753	$226

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $1.4 million in TDRs that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended March 31, 2020			Nine Months Ended March 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2020:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,591	$1,591	$—	$1,613	$13	$15	$1,641	$47	$48
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	4	4	—	5	—	—	11	—	—
Home equity line of credit	16	16	—	17	—	—	19	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	41	41	—	44	—	—	51	—	—
Consumer	7	7	—	8	—	—	9	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—	—	—	—

Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	1,591	1,591	—	1,613	13	15	1,641	47	48
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	4	4	—	5	—	—	11	—	—
Home equity line of credit	16	16	—	17	—	—	19	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	41	41	—	44	—	—	51	—	—
Consumer	7	7	—	8	—	—	9	—	—

	$1,659	$1,659	$—	$1,687	$13	$15	$1,731	$47	$48

				Year Ended June 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2019:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,676	$1,676	$—	$1,718	$63	$71
Multi-family	—	—	—	1	—	—
Commercial	18	18	—	34	—	—
Home equity line of credit	22	22	—	24	1	2
Construction	—	—	—	—	—	—
Commercial	60	60	—	63	6	6
Consumer	19	19	—	24	2	2
Loans with a specific allowance
Real estate loans:
One- to four-family	46	46	13	47	1	1
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	10	10	10	11	1	1
Total:
Real estate loans:
One- to four-family	1,722	1,722	13	1,765	64	72
Multi-family	—	—	—	1	—	—
Commercial	18	18	—	34	—	—
Home equity line of credit	22	22	—	24	1	2
Construction	—	—	—	—	—	—
Commercial	60	60	—	63	6	6
Consumer	29	29	10	35	3	3

	$1,851	$1,851	$23	$1,922	$74	$83

				Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2019:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,741	$1,741	$—	$1,752	$11	$20	$1,773	$50	$57
Multi-family	—	—	—	—	—	—	1	—	—
Commercial	24	24	—	30	—	—	36	—	—
Home equity line of credit	23	23	—	23	—	1	24	1	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	167	167	—	176	—	—	194	5	7
Consumer	3	3	—	3	—	—	3	—	—

Loans with a specific valuation allowance
Real estate loans:
One- to four-family	90	90	17	90	1	1	90	4	4
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	1	1	1	1	—	—	2	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	5	5	5	5	—	—	7	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	1,831	1,831	17	1,842	12	21	1,863	54	61
Multi-family	—	—	—	—	—	—	1	—	—
Commercial	25	25	1	31	—	—	38	—	—
Home equity line of credit	23	23	—	23	—	1	24	1	2
Construction	—	—	—	—	—	—	—	—	—
Commercial	172	172	5	181	—	—	201	5	7
Consumer	3	3	—	3	—	—	3	—	—

	$2,054	$2,054	$23	$2,080	$12	$22	$2,130	$60	$70

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at March 31, 2020 and June 30, 2019:

	March 31, 2020	June 30, 2019
Mortgages on real estate:
One- to four-family	$174	$414
Multi-family	—	—
Commercial	4	18
Home equity lines of credit	16	20
Construction loans	—	—
Commercial business loans	41	60
Consumer loans	7	29

Total	$242	$541

At March 31, 2020 and June 30, 2019, the Company had a number of loans that were modified in TDRs and that were impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of March 31, 2020 and June 30, 2019. With the exception of two one- to four-family residential loans for $2,000, and one commercial real estate loan for $1,000, all were performing according to the terms of the restructuring as of March 31, 2020, and with the exception of three one- to four-family residential loans totaling $8,000, one home equity line of credit for $20,000, and one consumer loan for $2,000, all were performing according to the terms of restructuring as of June 30, 2019. As of March 31, 2020, all loans listed were on nonaccrual except for eleven one- to four-family residential loans totaling $1.4 million, and one home equity line of credit for $1,000. All loans listed as of June 30, 2019 were on nonaccrual except for ten one- to four-family residential loans totaling $1.3 million, and one home equity line of credit for $1,000.

	March 31, 2020	June 30, 2019
Real estate loans
One- to four-family	$1,420	$1,475
Multi-family	—	—
Commercial	1	6
Home equity lines of credit	16	22

Total real estate loans	1,437	1,503

Construction	—	—
Commercial	—	—
Consumer loans	—	2

Total	$1,437	$1,505

Modifications

During the nine month period ended March 31, 2020, no loans were modified.

During the year ended June 30, 2019, the Company modified one one- to four-family loan in the amount of $166,000.

During the nine month period ended March 31, 2019, the Company modified one one- to four-family loan for $166,000 was modified as a TDR.

TDR’s with Defaults

The Company had three TDRs, all one- to four-family residential loans totaling $131,000 that were in default as of March 31, 2020, and were restructured in prior periods. No restructured loans were in foreclosure at March 31, 2020. The Company had six TDRs, four one- to four-family residential loans for $144,000, one home equity line of credit for $20,000, and one consumer loan for $2,000 that were in default as of June 30, 2019, and were restructured in prior years. No restructured loans were in foreclosure at June 30, 2019. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2020, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $213,000. In addition, as of March 31, 2020, we had residential mortgage loans and home equity loans with a carrying value of $7,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $2,408,000 of Federal Home Loan Bank stock as of March 31, 2020 and $1,174,000 as of June 30, 2019. The FHLB provides liquidity and funding through advances.

Note 8: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, were as follows at the dates specified:

	March 31, 2020	June 30, 2019
Net unrealized gains on securities available-for-sale	$4,237	$1,386
Net unrealized postretirement health benefit plan obligations	(584)	(596)

	3,653	790
Tax effect	(1,041)	(225)

Total	$2,612	$565

Note 9: Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine month periods ended March 31, 2020 and 2019, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$146	$—	$139	$—	Net realized gains on sale of available-for-sale securities
Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	$3	$7	$13	$15
Prior service costs	$—	$—	$—	$—

Total reclassified amount before tax	149	7	152	15
Tax expense	43	2	45	5	Provision for Income Tax

Total reclassification out of AOCI	$106	$5	$107	$10	Net Income

Note 10: Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Computed at the statutory rate	$236	$229	$835	$721
Decrease resulting from
Tax exempt interest	(2)	(6)	(13)	(19)
Cash surrender value of life insurance	(14)	(14)	(43)	(42)
State income taxes	86	73	299	231
Other	10	4	25	19

Actual expense	$316	$286	$1,103	$910

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have issued a final ruling setting the minimum capital for the Community Bank Leverage Ratio at 9%. The Association “opted in” to elect the Community Bank Leverage Ratio, effective with the quarter ended March 31, 2020.

As of March 31, 2020, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and June 30, 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020:
Available-for-sale securities:
US Government and federal agency	$8,160	$—	$8,160	$—
Mortgage-backed securities – GSE residential	139,640	—	139,640	—
Small Business Administration	3,607	—	3,607	—
State and political subdivisions	1,541	—	1,541	—
Mortgage servicing rights	821	—	—	821

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Available-for-sale securities:
US Government and federal agency	$12,950	$—	$12,950	$—
Mortgage-backed securities – GSE residential	125,510	—	125,510	—
Small Business Administration	4,935	—	4,935	—
State and political subdivisions	2,896	—	2,896	—
Mortgage servicing rights	853	—	—	853

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2020 or June 30, 2019. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of March 31, 2020 or June 30, 2019.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2019	$853
Total realized and unrealized gains and losses included in net income	(110)
Servicing rights that result from asset transfers	173
Payments received and loans refinanced	(95)

Balance, March 31, 2020	$821

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(110)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and June 30, 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020:
Impaired loans (collateral-dependent)	$—	$—	$—	$—
Foreclosed assets	$—	$—	$—	$—
June 30, 2019:
Impaired loans (collateral-dependent)	$33	$—	$—	$33
Foreclosed assets	$512	$—	$—	$512

The following table presents recoveries (losses) recognized on assets measured on a non-recurring basis for the three months and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Impaired loans (collateral-dependent)	$—	$—	$13	$—
Foreclosed and repossessed assets held for sale	$—	$(160)	$—	$(160)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2020 and June 30, 2019.

	Fair Value at March 31, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$821	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	12.0% - 14.5% (12.1%)
			Probability of default	0.05% - 0.12% (0.11%)

	Fair Value at June 30, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$853	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	8.3% - 11.0% (9.0%)
			Probability of default	0.05% - 0.12% (0.11%)
Impaired loans (collateral dependent)	33	Market comparable properties	Marketability discount	11.1% (11.1%)
Foreclosed assets	512	Market comparable properties	Comparability adjustments (%)	7.8% (7.8%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and June 30, 2019.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020:
Financial assets
Cash and cash equivalents	$6,875	$6,875	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	494,517	—	—	498,172
Federal Home Loan Bank stock	2,408	—	2,408	—
Accrued interest receivable	2,025	—	2,025	—
Financial liabilities
Deposits	533,130	—	241,837	293,137
Repurchase agreements	3,404	—	3,404	—
Federal Home Loan Bank advances	53,500	—	54,533	—
Advances from borrowers for taxes and insurance	1,272	—	1,272	—
Accrued interest payable	935	—	935	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—
Lines of credit	5,000	5,000	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Financial assets
Cash and cash equivalents	$59,600	$59,600	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	487,774	—	—	480,479
Federal Home Loan Bank stock	1,174	—	1,174	—
Accrued interest receivable	2,142	—	2,142	—
Financial liabilities
Deposits	607,023	—	276,738	331,865
Repurchase agreements	2,015	—	2,015	—
Federal Home Loan Bank advances	24,000	—	24,419	—
Advances from borrowers for taxes and insurance	747	—	747	—
Accrued interest payable	801	—	801	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Lines of credit	—	—	—	—

In accordance with the Company’s adoption of ASU 2016-01 as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2020, represent an approximation of exit price; however, an actual exit price may differ.

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

Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus that has caused the COVID-19 pandemic can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are subject to the following additional risks, uncertainties and assumptions:

•	demand for our products and services may decline;

•	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase;

•	collateral for loans, especially real estate, may decline in value;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties;

•	the net worth and liquidity of loan guarantors may decline;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our semi-annual cash dividend;

•	actions taken by the federal, state or local governments to cushion the impact of COVID-19 on consumers and businesses may have a negative impact on us and our business;

•	our wealth management revenues may decline with continuing market turmoil;

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely; and

•	FDIC premiums may increase if the agency experience additional resolution costs.

Additional factors that may affect our results are discussed under “Item 1A.—Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, and the Company’s other filings with the SEC including in Part II, Item 1A of this report. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. We also established a charitable foundation, Iroquois Federal Foundation, to which we contributed 314,755 shares of our common stock. As of March 31, 2020, the Company repurchased 1,674,479 shares of common stock under stock repurchase plans.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.51% and 2.61% for the nine months ended March 31, 2020 and 2019, respectively. Net interest income increased to $13.5 million for the nine months ended March 31, 2020, from $13.4 million for the nine months ended March 31, 2019.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $671,000, or 0.1%, of total loans at March 31, 2020 and $767,000, or 0.2%, of total loans at June 30, 2019. Our non-performing assets totaled $1.1 million or 0.2% of total assets at March 31, 2020, and $1.5 million, or 0.2% of total assets at June 30, 2019.

At March 31, 2020, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the nine months ended March 31, 2020 was $2.9 million, compared to a net income of $2.5 million for the nine months ended March 31, 2019.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Recent Developments: COVID-19 and the CARES Act

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

Financial position and results of operations

Our March 31, 2020 financial condition and results of operations reflect a slightly negative impact on our allowance for loan losses as a result of COVID-19. While we have not yet experienced any charge-offs related to COVID-19, our allowance for loan losses calculation and resulting provision for credit losses were impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios have darkened since the pandemic was declared in early March, our need for additional reserve for credit loss increased. Refer to our discussion and analysis of financial condition and results of operations below and under Risk Factors. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional credit loss expense. The execution of the payment deferrals discussed in the following commentary, including below under the heading “Lending operations and accommodations to borrowers” has assisted our ratio of past due loans to total loans. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Our fee income could be reduced due to COVID-19. We are working with COVID-19 affected customers by temporarily waiving fees when appropriate including insufficient funds and overdraft fees, and ATM fees. At this time, we do not anticipate a material impact on our fee income.

Our interest income could be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of March 31, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of March 31, 2020 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.

Our Business Continuity and Pandemic Response Plan

The Company maintains a Disaster Recovery/Business Continuity Plan to ensure the maintenance or recovery of operations, including services to customers, when confronted with adverse events such as natural disasters, technological failures, human error, cybercrime, terrorism or pandemic outbreak. When the Pandemic declaration was announced, the Disaster Planning/Recovery team activated the Disaster Recovery Plan, including the Pandemic Response Plan, with a focus on maintaining virtually all customer services in the event of a total or partial closure of banking offices and/or staffing shortages. The team implemented protocols for employee safety, reviewed critical business processes, identified staff who could work remotely, and began mobilizing and preparing the equipment that would be required. An Employee Telecommuting Agreement was developed to establish controls and expectations for those working remotely, including adherence to security and privacy policies. Timely communication was provided to employees and customers. ATM and vault cash was increased at all locations in anticipation of greater demand. The Company’s quick and decisive plan implementation resulted in minimal impacts to operations as a result of COVID-19. Prior technology planning enabled the successful deployment of certain operations and other personnel to remote environments thereby reducing the number of employees working from physical banking offices. In addition, bank lobbies were closed and customer traffic limited to drive-up facilities. This reduced the number of employees required to be on-site at any given time and allowed teams to rotate in and out at periodic intervals, helping to facilitate the effective implementation of social distancing standards.

We do not anticipate any material cost related to the deployment of safety protocols, including PPE or the remote working strategy. No material operational or internal control challenges or risks have been identified to date. Our COVID-19 Response Team continues to anticipate and respond to COVID-19 developments. We don’t anticipate any significant challenges to our ability to maintain our systems and controls and we do not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing payment deferrals for our lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 to 180 days. In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company is actively participating in assisting our customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of April 30, 2020, we have closed or approved with the SBA 266 PPP loans representing $25.7 million in funding. It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

We are working with customers directly affected by COVID-19. We are prepared to offer short-term assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the COVID-19 virus, we are engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise.

Retail operations

With the health and safety of our customers and staff in mind, and consistent with recommendations from the CDC and State and Local governments concerning COVID-19, all banking offices, with the exception of the Hoopeston location began operating as drive-up only facilities on March 18, 2020. The lobby and drive-up of the Hoopeston location remained open with protective screening. Most banking transactions continue through the drive-ups, including opening new deposit accounts. Online and Mobile Banking is available for customer’s to check their balance, transfer funds, and pay bills. Checks can be deposited using Mobile Banking. Our network of over 50,000 ATMs are available for cash withdrawals with no service charge. Although our lobbies are closed, we are still open, operating and serving our customers with uninterrupted access to their account information and the ability to complete banking transactions.

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

The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and the estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. See “Allowance for Loan Loss Activity” below.

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

Comparison of Financial Condition at March 31, 2020 and June 30, 2019

Total assets decreased $39.7 million, or 5.5%, to $684.2 million at March 31, 2020 from $723.9 million at June 30, 2019. The decrease was primarily due to a $52.7 million decrease in cash and cash equivalents, partially offset by a $6.7 million increase in net loans, and a $6.7 million increase in investment securities. The decrease in assets was due to the withdrawal of deposits by one public entity which we anticipated due to the temporary nature of the deposit, as discussed below.

Net loans receivable, including loans held for sale, increased by $6.7 million, or 1.4%, to $494.5 million at March 31, 2020 from $487.8 million at June 30, 2019. The increase in net loans receivable during this period was due primarily to a $4.8 million, or 29.7%, increase in construction loans, a $2.4 million, or 2.3%, increase in multi-family loans, a $193,000, or 2.2%, increase in home equity lines of credit, an $18,000, or 0.3%, increase in consumer loans, partially offset by a $434,000, or 0.5%, decrease in commercial business loans, and a $105,000, or 0.1%, decrease in one- to four-family loans.

Investment securities, consisting entirely of securities available for sale, increased $6.7 million, or 4.6%, to $152.9 million at March 31, 2020 from $146.3 million at June 30, 2019. We had no securities classified as held to maturity at March 31, 2020 or June 30, 2019.

Between June 30, 2019 and March 31, 2020, deferred income taxes decreased $1.1 million to $1.0 million, premises and equipment decreased $384,000 to $10.3 million, and foreclosed assets held for sale decreased $346,000 to $432,000, while Federal Home Loan Bank stock increased $1.2 million to $2.4 million. The decrease in deferred income taxes was mostly due to an increase in unrealized gains on the sale of available-for-sale securities, the decrease in premises and equipment was primarily due to an increase in accumulated depreciation, and the decrease in foreclosed assets held for sale was due to the sale of property. The increase in Federal Home Loan Bank stock was the result of a higher stock requirement due to an increased balance of Federal Home Loan Bank advances.

At March 31, 2020, our investment in bank-owned life insurance was $9.3 million, an increase of $205,000 from $9.1 million at June 30, 2019. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and that limit totaled $21.3 million at March 31, 2020.

Deposits decreased $73.9 million, or 12.2%, to $533.1 million at March 31, 2020 from $607.0 million at June 30, 2019. Certificates of deposit, excluding brokered certificates of deposit, decreased $18.5 million, or 6.4%, to $272.3 million, savings, NOW, and money market accounts increased $18.0 million, or 9.3%, to $214.6 million, brokered certificates of deposit decreased $20.5 million, or 51.9%, to $19.0 million, and noninterest bearing demand accounts decreased $53.2 million, or 66.1%, to $27.3 million. The large decrease in deposits, and more specifically in noninterest bearing demand accounts, was due to approximately $55.3 million in deposits from a public entity that collects real estate taxes that was included in deposits at June 30, 2019, and then subsequently withdrawn when tax monies were distributed. Repurchase agreements increased $1.4 million, or 68.9%, to $3.4 million. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago and a line of credit from CIBC Bank USA. The FHLB advances increased $29.5 million, or 122.9%, to $53.5 million at March 31, 2020 from $24.0 million at June 30, 2019. The first draw on the line of credit from CIBC Bank USA occurred during the nine months ended March 31, 2020, so the balance increased to $5.0 million as of March 31, 2020, from zero at June 30, 2019.

Advances from borrowers for taxes and insurance increased $525,000, or 70.3%, to $1.3 million at March 31, 2020, from $747,000 at June 30, 2019. Accrued interest payable increased $134,000, or 16.7%, to $935,000 at March 31, 2020, from $801,000 at June 30, 2019. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in accrued interest payable resulted from increases in both the average balance and average cost of interest-bearing liabilities.

Total equity decreased $3.0 million, or 3.7%, to $79.4 million at March 31, 2020 from $82.5 million at June 30, 2019. Equity decreased due to the repurchase of 337,876 shares of common stock at an aggregate cost of approximately $7.5 million and the accrual of approximately $973,000 in dividends to our shareholders, of which about half were still payable as of March 31, 2020, and were paid on April 10, 2020. These decreases were partially offset by net income of $2.9 million, an increase of $2.0 million in accumulated other comprehensive income, net of tax, and ESOP and stock equity plan activity of $482,000. The Company announced a stock repurchase plan on June 12, 2019, whereby the Company could repurchase up to 89,526 shares of its common stock, or approximately 2.5% of its then current outstanding shares. There were 20,200 shares of the Company’s common stock repurchased under the plan prior to September 13, 2019, when the Company announced an increase in the number of shares that may be repurchased under the Company’s existing stock repurchase plan to 320,476 shares, or approximately 9.0% of its then current outstanding shares. As of March 31, 2020, all 320,476 shares had been repurchased by the Company and there are no shares remaining to be repurchased under the plan.

Comparison of Operating Results for the Nine Months Ended March 31, 2020 and 2019

General. Net income increased $349,000 to $2.9 million for the nine months ended March 31, 2020, from $2.5 million for the nine months ended March 31, 2019. The increase in net income was due to an increase in net interest income, a decrease in provision for loan losses and an increase in noninterest income partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased by $120,000, or 0.9%, to $13.5 million for the nine months ended March 31, 2020 from $13.4 million for the nine months ended March 31, 2019. The increase was due to an increase of $806,000 in interest and dividend income, partially offset by an increase of $686,000 in interest expense. A $20.9 million, or 3.3%, increase in the average balance of interest earning assets was partially offset by a $13.4 million, or 2.5%, increase in the average balance of interest-bearing liabilities. Our interest rate spread decreased by 10 basis points to 2.51% for the nine months ended March 31, 2020, compared to 2.61% for the nine months ended March 31, 2019, while our net interest margin decreased by 7 basis points to 2.75% for the nine months ended March 31, 2020 compared to 2.82% for the nine months ended March 31, 2019.

Interest and Dividend Income. Interest and dividend income increased $806,000, or 4.1%, to $20.6 million for the nine months ended March 31, 2020 from $19.8 million for the nine months ended March 31, 2019. The increase in interest and dividend income was due to a $456,000 increase in interest income on loans, a $296,000 increase in interest on securities, and a $54,000 increase in other interest income. The increase in interest income on loans resulted from a $1.9 million, or 0.4%, increase in the average balance of loans to $496.2 million for the nine months ended March 31, 2020, from $494.3 million for the nine months ended March 31, 2019, and a 10 basis point increase in the average yield on loans to 4.68% for the nine months ended March 31, 2020 from 4.58% for the nine months ended March 31, 2019. The increase in interest income on securities was due to a $14.6 million, or 11.2%, increase in the average balance of securities to $145.2 million for the nine months ended March 31, 2020 from $130.6 million for the nine months ended March 31, 2019, and a 1 basis point increase in the average yield of securities to 2.64% from 2.63%. The increase in other interest income was a result of a $4.4 million increase in the average balance of other investments, including Federal Home Loan Bank stock dividends and deposits with other financial institutions, to $13.8 million from $9.4 million, partially offset by a 59 basis point decrease in the average yield of other investments.

Interest Expense. Interest expense increased $686,000, or 10.7%, to $7.1 million for the nine months ended March 31, 2020, from $6.4 million for the nine months ended March 31, 2019. The increase was primarily due to an increase in the average balance of interest-bearing liabilities and higher market rates during the nine months ended March 31, 2020.

Interest expense on interest-bearing deposits increased $1.4 million, or 27.3%, to $6.5 million for the nine months ended March 31, 2020 from $5.1 million for the nine months ended March 31, 2019. This increase was due to an increase of $49.5 million in the average balance of interest-bearing deposits to $525.0 million for the nine months ended March 31, 2020, from $475.5 million for the nine months ended March 31, 2019, as well as, a 22 basis point increase in the average cost of interest-bearing deposits to 1.65% for the nine months ended March 31, 2020 from 1.43% for the nine months ended March 31, 2019.

Interest expense on borrowings decreased $710,000, or 55.2%, to $577,000 for the nine months ended March 31, 2020 from $1.3 million for the nine months ended March 31, 2019. This decrease was due to a decrease in the average balance of borrowings to $36.7 million for the nine months ended March 31, 2020, from $72.7 million for the nine months ended March 31, 2019, and a 26 basis point decrease in the average cost of such borrowings to 2.10% for the nine months ended March 31, 2020 from 2.36% for the nine months ended March 31, 2019.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $198,000 for the nine months ended March 31, 2020, compared to a provision for loan losses of $436,000 for the nine months ended March 31, 2019. The allowance for loan losses was $6.5 million, or 1.29% of total loans, at March 31, 2020 compared to $6.4 million, or 1.28% of total loans, at March 31, 2019, and $6.3 million, or 1.28% of total loans, at June 30, 2019. During the nine months ended March 31, 2020, net charge-offs of $52,000 were recorded, while during the nine months ended March 31, 2019, net charge-offs of $3,000 were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	At or for the Nine Months Ended March 31, 2020	At or for the Year Ended June 30, 2019
Allowance to non-performing loans	964.83%	825.03%
Allowance to total loans outstanding at the end of the period	1.29%	1.28%
Net charge-offs to average total loans outstanding during the period, annualized	0.01%	0.01%
Total non-performing loans to total loans	0.13%	0.16%
Total non-performing assets to total assets	0.16%	0.21%

Noninterest Income. Noninterest income increased $372,000, or 12.0%, to $3.5 million for the nine months ended March 31, 2020 from $3.1 million for the nine months ended March 31, 2019. The increase was primarily due to an increase in gain on sale of loans, and an increase in net realized gains on sale of available-for-sale securities, partially offset by a decrease in brokerage commissions, a decrease in mortgage banking income, net, and a decrease in gain (loss) on sale of foreclosed assets, net. For the nine months ended March 31, 2020, gain on sale of loans increased $205,000 to $432,000, net realized gain on sale of available-for-sale securities increased $139,000 to $139,000, while brokerage commissions decreased $44,000 to $707,000, mortgage banking income, net, decreased $18,000 to $159,000 and gain (loss) on foreclosed assets, net, decreased $20,000 to $(4,000). The increase in gain on sale of loans resulted from an increase in the loans sold and the increase in net realized gains on sale of available-for-sale securities was due to securities sold or called for a net gain in the nine months ended March 31, 2020. The decrease in brokerage commissions was primarily due to a decrease in commissions on annuities, while the decrease in mortgage banking income, net, was primarily due to a decrease in the valuation of mortgage servicing rights during the nine months ended March 31, 2020. The decrease in gain (loss) on sale of foreclosed assets was due to a small net loss for the nine months ended March 31, 2020 compared to a small net gain in the nine months ended March 31, 2019.

Noninterest Expense. Noninterest expense increased $188,000, or 1.5%, to $12.8 million for the nine months ended March 31, 2020 from $12.6 million for the nine months ended March 31, 2019. The largest components of this increase were compensation and benefits, which increased $419,000, or 5.3%, office occupancy, which increased $59,000, or 8.7%, equipment expense, which increased $156,000, or 15.3%, and professional services, which increased $49,000, or 17.0%, and were partially offset by a $99,000, or 78.0%, decrease in federal deposit insurance, a $30,000, or 16.4%, decrease in telephone and postage, and a $358,000, or 22.1% decrease in other expenses. Compensation and benefits increased due to staffing changes, normal salary increases and increased medical costs. Office occupancy and equipment expense increased as a result of the addition of the new Champaign office. The increase in professional services was due to additional legal services received in the nine months ended March 31, 2020 than in the nine months ended March 31, 2019. The federal deposit insurance premium decreased as a result of receiving an FDIC small bank assessment credit in the nine months ended March 31, 2020. Telephone and postage decreased due to the extra expenses in the nine months ended March 31, 2019, as a result of the addition of the new office in Champaign. Other expenses decreased due to expenses related to foreclosed assets held for sale in the nine months ended March 31, 2019.

Income Tax Expense. We recorded a provision for income tax of $1.1 million for the nine months ended March 31, 2020, compared to a provision for income tax of $910,000 for the nine months ended March 31, 2019, reflecting effective tax rates of 27.7% and 26.5%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General. Net income increased $6,000 to $810,000 net income for the three months ended March 31, 2020 from $804,000 net income for the three months ended March 31, 2019. The increase was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in provision for loan losses, an increase in noninterest expense, and an increase in provision for income taxes.

Net Interest Income. Net interest income increased $146,000 to $4.6 million for the three months ended March 31, 2020 from $4.4 million for the three months ended March 31, 2019. The increase was the result of an increase of $86,000 in interest and dividend income, and a decrease of $60,000 in interest expense. We had a $17.6 million, or 2.8%, increase in the average balance of interest earning assets, partially offset by a $15.3 million, or 2.8%, increase in average balance of interest-bearing liabilities. Our interest rate spread increased by 3 basis points to 2.58% for the three months ended March 31, 2020 from 2.55% for the three months ended March 31, 2019, and our net interest margin increased by 1 basis point to 2.79% for the three months ended March 31, 2020 from 2.78% for the three months ended March 31, 2019.

Interest and Dividend Income. Interest and dividend income increased $86,000, or 1.3%, to $6.8 million for the three months ended March 31, 2020 from $6.7 million for the three months ended March 31, 2019. The increase in interest and dividend income was mostly due to a $129,000 increase in interest income on securities, which resulted from a $15.1 million, or 11.6%, increase in the average balance of securities to $145.4 million for the three months ended March 31, 2020, from $130.2 million for the three months ended March 31, 2019, and a 8 basis point, or 3.1%, increase in the average yield on securities to 2.71% from 2.63%. Interest income on loans decreased $9,000, or 0.2%, as the average balance of loans decreased $1.2 million, or 0.2%, to $496.9 million for the three months ended March 31, 2020, from $498.1 million for the three months ended March 31, 2019, while the average yield on loans was 4.62% for both periods.

Interest Expense. Interest expense decreased $60,000, or 2.6%, to $2.2 million for the three months ended March 31, 2020 from $2.3 million for the three months ended March 31, 2019. The decrease was primarily due to a 9 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $15.3 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $171,000, or 9.4%, to $2.0 million for the three months ended March 31, 2020 from $1.8 million for the three months ended March 31, 2019. This increase was due to a $37.2 million, or 7.6%, increase in the average balance of interest-bearing deposits to $524.4 for the three months ended March 31, 2020 from $487.2 for the three months ended March 31, 2019, as well as, a 3 basis point, or 2.0%, increase in the average cost of interest-bearing deposits to 1.53% for the three months ended March 31, 2020 from 1.50% for the three months ended March 31, 2019.

Interest expense on borrowings decreased by $231,000, or 52.5%, to $209,000 for the three months ended March 31, 2020 from $440,000 for the three months ended March 31, 2019. This decrease was due to a 77 basis point, or 28.8%, decrease in the average cost of borrowings to 1.91% for the three months ended March 31, 2020 from 2.68% for the three months ended March 31, 2019, as well as a decrease in the average balance of borrowings of $21.9 million, or 33.3%, to $43.9 million for the three months ended March 31, 2020, from $65.8 million for the three months ended March 31, 2019.

Provision for Loan Losses. We recorded a provision for loan losses of $282,000 for the three months ended March 31, 2020, compared to a provision for loan losses of $61,000 for the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, $30,000 and $2,000 in net charge-offs were recorded, respectively. See “Allowance for Loan Loss Activity” below for a discussion of the amount of the allowance and provision for loan losses.

Noninterest Income. Noninterest income increased $404,000, or 52.6%, to $1.2 million for the three months ended March 31, 2020 from $768,000 for the three months ended March 31, 2019. The increase was primarily due to an increase in net realized gains on sales of available-for-sale securities, an increase in gain on sale of loans, and an increase in gain (loss) on sale of foreclosed assets, net, partially offset by a decrease in mortgage banking income, net. For the three months ended March 31, 2020, net realized gains on sales of available-for-sale securities increased $146,000 to $146,000, gain on sale of loans increased $100,000 to $148,000, gain (loss) on sale of foreclosed assets, net, increased $80,000 to $(2,000), and other income increased $84,000 to $273,000, while mortgage banking income, net, decreased $27,000 to $(2,000). The increase in net realized gains on sales of available-for-sale securities was due to securities sold or called for a net gain in the nine months ended March 31, 2020, while the increase in gain on sale of loans resulted from an increase in the loans sold and the increase in gain (loss) on sale of foreclosed assets, net, was due to more properties sold for a loss in the three months ended March 31, 2019. The decrease in mortgage banking income was the result of a decrease in the valuation of mortgage servicing rights.

Noninterest Expense. Noninterest expense increased $293,000, or 7.2%, to $4.4 million for the three months ended March 31, 2020 from $4.1 million for the three months ended March 31, 2019. The largest components of this increase were compensation and benefits, which increased $262,000, or 10.0%, equipment expense, which increased $54,000, or 15.7%, and advertising, which increased $32,000, or 24.6%. These increases were partially offset by a $41,000, or 100.0%, decrease in federal deposit insurance. Compensation and benefits increased due to staffing changes, normal salary increases and increased medical costs. Equipment expense and advertising increased as a result of the addition of the new Champaign office. The federal deposit insurance premium decreased as a result of receiving an FDIC small bank assessment credit in the three months ended March 31, 2020.

Income Tax Expense. We recorded a provision for income tax of $316,000 for the three months ended March 31, 2020, compared to a provision for income tax of $286,000 for the three months ended March 31, 2019, reflecting effective tax rates of 28.0% and 26.2%, respectively.

Asset Quality

At March 31, 2020, our non-accrual loans totaled $242,000, including $174,000 in one- to four-family loans, $4,000 in commercial real estate loans, $16,000 in home equity lines of credit, $41,000 in commercial business loans and $7,000 in consumer loans. At March 31, 2020, we had one one- to four-family loan for $129,000, one commercial real estate loan for $72,000, and five consumer loans totaling $228,000, which were delinquent 90 days or greater and still accruing interest.

At March 31, 2020, $1.7 million in loans were classified as substandard, and no loans were classified as doubtful or loss. Loans classified as substandard consisted of $778,000 in one- to four-family loans, $272,000 in multi-family loans, $348,000 in commercial real estate loans, $16,000 in home equity lines of credit, $291,000 in commercial business loans, and $7,000 in consumer loans.

At March 31, 2020, watch assets consisted of $927,000 in one- to four-family loans, $1.1 million in commercial real estate loans, $135,000 in home equity lines of credit, and $1.9 million in commercial business loans.

Troubled Debt Restructurings (“TDRs”). TDRs include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At March 31, 2020 and June 30, 2019, we had $1.4 million and $1.5 million, respectively, of TDRs. At March 31, 2020 our TDRs consisted of $1.4 million in one- to four-family loans, $1,000 in commercial real estate loans, and $16,000 in home equity lines of credit.

Foreclosed Assets. At March 31, 2020, we had $432,000 in foreclosed assets compared to $778,000 as of June 30, 2019. Foreclosed assets at March 31, 2020 consisted of $213,000 in residential real estate properties and $219,000 in commercial non-occupied property, while foreclosed assets at June 30, 2019 consisted of $539,000 in residential real estate properties, $219,000 in commercial non-occupied property and $20,000 in business assets.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine-month periods ended March 31, 2020 and 2019:

	Nine months ended March 31,
	2020	2019
Balance, beginning of period	$6,328	$5,945
Loans charged off
Real estate loans:
One- to four-family	(40)	—
Multi-family	—	—
Commercial	—	—
HELOC	—	(15)
Construction	—	—
Commercial business	—	—
Consumer	(34)	(13)

Gross charged off loans	(74)	(28)

Recoveries of loans previously charged off
Real estate loans:
One- to four-family	3	22
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—

Commercial business	14	—
Consumer	5	3

Gross recoveries of charged off loans	22	25

Net charge offs	(52)	(3)

Provision charged to expense	198	436

Balance, end of period	$6,474	$6,378

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $146,000 to $6.5 million at March 31, 2020, from $6.3 million at June 30, 2019. The increase was the result of an increase in outstanding loans, and was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the probable loss in the Company’s loan portfolio at March 31, 2020.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. The Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of March 31, 2020 and June 30, 2019:

Portfolio segment	March 31, 2020 Net charge-offs 12 quarter weighted historical	June 30, 2019 Net charge-offs 12 quarter weighted historical
Real Estate:
One- to four-family	0.26%	0.38%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.11%	0.17%
Construction	0.00%	0.00%
Commercial business	0.00%	0.01%
Consumer	0.06%	0.02%

Total portfolio	0.08%	0.12%

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

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at March 31, 2020	Qualitative factor applied at June 30, 2019
Real Estate:
One- to four-family	0.56%	0.42%
Multi-family	1.57%	1.57%
Commercial	1.20%	1.18%
HELOC	0.90%	0.83%
Construction	1.17%	1.32%
Commercial business	1.99%	1.96%
Consumer	0.71%	0.75%

Total portfolio	1.22%	1.16%

At March 31, 2020, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.1 million, as compared to $5.7 million at June 30, 2019. The general increase in qualitative factors was attributable primarily to an adjustment for COVID-19 concerns and a change in the portfolio mix which resulted in higher balances in loans with slightly higher qualitative factors at March 31, 2020.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2020, the nine months ended March 31, 2020 and the year ended June 30, 2019, our liquidity ratio averaged 23.0%, 22.8% and 21.4% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2020.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and cash equivalents totaled $6.9 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $3.0 million at March 31, 2020.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $4.8 million and $3.8 million for the nine months ended March 31, 2020 and 2019, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and Federal Home Loan Bank stock, offset by net cash provided by principal collections on loans, proceeds from maturing securities, the sale of securities, the redemption of Federal Home Loan Bank stock, and pay downs on mortgage-backed securities. Net cash used in investing activities was $(12.1) million and $(20.0) million for the nine months ended March 31, 2020 and 2019, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts, FHLB Advances, dividends paid, and stock repurchases. The net cash provided by (used in) financing activities was $(45.4) million and $18.0 million for the nine months ended March 31, 2020 and 2019, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2020 and June 30, 2019.

	March 31, 2020	June 30, 2019
	(Dollars in thousands)
Commitments to fund loans	$40,898	$5,430
Lines of credit	59,194	50,796

At March 31, 2020, certificates of deposit due within one year of March 31, 2020 totaled $246.9 million, or 46.3% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2021. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $53.5 million at March 31, 2020. At March 31, 2020, we had the ability to borrow up to an additional $118.1 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $24.6 million from the Federal Reserve based on current collateral pledged.

During the nine months ended March 31, 2020, 337,876 shares were repurchased as part of the stock repurchase program that was announced by the Company on June 12, 2019, which allowed the Company to repurchase up to 89,526 shares of its common stock, or approximately 2.5% of the then current outstanding shares, and expanded on September 13, 2019 to increase the number of shares that may be repurchased under the plan to 320,476 shares, or approximately 9.0% of its then current shares. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase plan may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of purchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. As of March 31, 2020, the Company had repurchased all shares under this plan at an average price of $22.12 per share.

The Association is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. The OCC’s prompt corrective action standards changed effective January 1, 2015. Under these standards, in order to be considered well-capitalized, the Association must have a Tier 1 capital to total assets ratio of 5.0%, a common equity Tier 1 to risk-weighted assets ratio (CETI) of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 8.0%, and a total capital to risk-weighted assets ratio of 10.0%.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have issued a final rule setting the Community Bank Leverage Ratio at 9%, effective with the quarter ended March 31, 2020. The Association “opted in” to elect the Community Bank Leverage Ratio, effective with the quarter ended March 31, 2020.

The Association exceeds all these regulatory capital requirements and is considered “well capitalized” under regulatory guidelines effective through December 31, 2019, as described above, and also under the new regulatory guidelines effective with the quarter ended March 31, 2020, as described above, which allows the Association to elect the Community Bank Leverage Ratio.

	March 31, 2020	June 30, 2019	Minimum to Be Well
	Actual	Actual	Capitalized
Community Bank Leverage Ratio	11.6%	N/A	9.0%
Tier 1 capital to total assets	N/A	11.0%	5.0%
Common equity tier 1 to risk-weighted assets	N/A	15.0%	6.5%
Tier 1 capital to risk-weighted assets Association	N/A	15.0%	8.0%
Total capital to risk-weighted assets Association	N/A	16.3%	10.0%

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

	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$496,919	$5,738	4.62%	$498,101	$5,747	4.62%
Securities:
U.S. government, federal agency and government-sponsored enterprises	13,360	84	2.51%	30,065	194	2.58%
Mortgage-backed:
GSE-residential	130,546	891	2.73%	97,446	651	2.67%
State and political subdivisions	1,450	11	3.03%	2,726	12	1.76%

Total securities	145,356	986	2.71%	130,237	857	2.63%
Other	15,684	75	1.91%	11,992	109	3.64%

Total interest-earning assets	657,959	6,799	4.13%	640,330	6,713	4.19%
Non-interest earning assets	27,778			22,370

Total assets	$685,737			$662,700

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$65,338	49	0.30%	$52,168	36	0.28%
Savings accounts	46,657	44	0.38%	44,127	44	0.40%
Money market accounts	103,110	270	1.05%	96,178	298	1.24%
Certificates of deposit	309,255	1,637	2.12%	294,690	1,451	1.97%

Total interest-bearing deposits	524,360	2,000	1.53%	487,163	1,829	1.50%
Federal Home Loan Bank Advances and repurchase agreements	43,876	209	1.91%	65,786	440	2.68%

Total interest-bearing liabilities	568,236	2,209	1.55%	552,949	2,269	1.64%
Noninterest-bearing liabilities	37,844			30,425

Total liabilities	606,080			583,374
Stockholders’ equity	79,657			79,326

	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Total liabilities and stockholders’ equity	$685,737			$662,700

Net interest income		$4,590			$4,444

Interest rate spread(1)			2.58%			2.55%
Net interest margin(2)			2.79%			2.78%
Net interest-earning assets(3)	$89,723			$87,381

Average interest-earning assets to interest-bearing liabilities	116%			116%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$496,178	$17,429	4.68%	$494,318	$16,973	4.58%
Securities:
U.S. government, federal agency and government-sponsored enterprises	14,474	284	2.62%	29,631	562	2.53%
Mortgage-backed:
GSE-residential	128,526	2,550	2.65%	98,130	1,971	2.68%
State and political subdivisions	2,158	35	2.16%	2,841	40	1.88%

Total securities	145,158	2,869	2.64%	130,602	2,573	2.63%
Other	13,812	298	2.88%	9,368	244	3.47%

Total interest-earning assets	655,148	20,596	4.19%	634,288	19,790	4.16%

	For the Nine Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Non-interest earning assets	26,879			22,718

Total assets	$682,027			$657,006

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$61,419	151	0.33%	$49,745	102	0.27%
Savings accounts	45,124	136	0.40%	42,853	133	0.41%
Money market accounts	101,958	922	1.21%	97,054	911	1.25%
Certificates of deposit	316,454	5,293	2.23%	285,846	3,960	1.85%

Total interest-bearing deposits	524,955	6,502	1.65%	475,498	5,106	1.43%
Federal Home Loan Bank Advances and repurchase agreements	36,697	577	2.10%	72,713	1,287	2.36%

Total interest-bearing liabilities	561,652	7,079	1.68%	548,211	6,393	1.55%
Noninterest-bearing liabilities	40,931			28,235

Total liabilities	602,583			576,446
Stockholders’ equity	79,444			80,560

Total liabilities and stockholders’ equity	$682,027			$657,006

Net interest income		$13,517			$13,397

Interest rate spread(1)			2.51%			2.61%
Net interest margin(2)			2.75%			2.82%
Net interest-earning assets(3)	$93,496			$86,077

Average interest-earning assets to interest-bearing liabilities	117%			116%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended March 31, 2020 vs. 2019			Nine Months Ended March 31, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(9)	$—	$(9)	$67	$389	$456
Securities	102	27	129	286	10	296
Other	149	(183)	(34)	121	(67)	54

Total interest-earning assets	$242	$(156)	$86	$474	$332	$806

Interest-bearing liabilities:
Interest-bearing checking or NOW	$10	$3	$13	$25	$24	$49
Savings accounts	9	(9)	—	8	(5)	3
Certificates of deposit	73	113	186	457	876	1,333
Money market accounts	108	(136)	(28)	54	(43)	11

Total interest-bearing deposits	200	(29)	171	544	852	1,396
Federal Home Loan Bank advances and repurchase agreements	(124)	(107)	(231)	(581)	(129)	(710)

Total interest-bearing liabilities	$76	$(136)	$(60)	$(37)	$723	$686

Change in net interest income	$166	$(20)	$146	$511	$(391)	$120

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2020 there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, with the exception of:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•

credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;

•	fluctuations in interest income and lending activities due to interest rate volatility;

•	declines in collateral values;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties;

•	third party disruptions, including outages at network providers and other suppliers;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our semi-annual cash dividend;

•	demand for our products and services may decline;

•	our wealth management revenues may decline with continuing market turmoil;

•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and

•	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners.

There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of the quarter ended March 31, 2020 regarding the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY COMPANY(1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/20 – 1/31/20	3,000	$22.89	3,000	19,795
2/1/20 – 2/29/20	—	—	—	19,795
3/1/20 – 3/31/20	19,795	16.50	19,795	—

Total	22,795	$19.43	22,795	—

(1)

The Company announced a stock repurchase plan on June 12, 2019, whereby the Company could repurchase up to 89,526 shares of its common stock, or approximately 2.5% of the Company’s then outstanding shares. There were 20,200 shares of the Company’s common stock repurchased by the Company prior to September 13, 2019, when the Company announced an increase in the number of shares that may be repurchased under the Company’s existing stock repurchase plan to 320,476, or approximately 9.0% of its then outstanding shares. As of March 31, 2020, all shares had been repurchased under the plan at an average price of $22.12 per share.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.
Date: May 12, 2020	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: May 12, 2020	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)