Form 10-K
period 2020-06-30
IF Bancorp, Inc.
filed 2020-09-14
CIK 1514743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

Non-accelerated filer ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2019 was $53,640,260.

The number of shares outstanding of the registrant’s common stock as of September 4, 2020 was 3,240,376.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 23, 2020 are incorporated by reference in Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report. For a discussion of factors that may affect our results of operations and financial condition, and the accuracy of our forward-looking statements, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus that has caused the COVID-19 pandemic can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are subject to the following additional risks, uncertainties and assumptions:

•	demand for our products and services may decline as a result of the COVID-19 pandemic making it difficult to grow assets and income;

•

the COVID-19 pandemic may continue to have a negative impact on the economy and overall financial stability of us, the communities where we have our branches, the state of Illinois and the United States, and may also exacerbate the effects of the other factors listed herein under “Item 1A. Risk Factors”;

•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	limitations may be placed on our ability to foreclose on properties during the pandemic;

•

our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods which will adversely affect our net income, including possibly through the reversal of interest income and fees that we are accruing under COVID-19 related exceptions to normal GAAP accounting;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our semi-annual cash dividend;

•	actions taken by the federal, state or local governments to cushion the impact of COVID-19 on consumers and businesses may have a negative impact on us and our business;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	our wealth management revenues may decline with continuing market turmoil;

•	our cyber security risks are increased by the COVID-19 pandemic as the result of an increase in the number of employees working remotely;

•	litigation, regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guaranties;

•

the unanticipated loss or unavailability of key employees due to the outbreak, which could harm our ability to operate our business or execute our business strategy, especially as we may not be successful in finding and integrating suitable successors;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

PART I

ITEM 1.	BUSINESS

General

IF Bancorp, Inc. (“IF Bancorp” or the “Company”) is a Maryland corporation formed in March 2011 to become the holding company for Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”).

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2020 and 2019, we had consolidated assets of $735.5 million and $723.9 million, consolidated deposits of $601.7 million and $607.0 million and consolidated equity of $82.6 million and $82.5 million, respectively.

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

In recent years, Iroquois and Vermilion Counties, our traditional primary market areas, have experienced negative growth, reflecting in part, the economic downturn. However, Champaign County, where our Savoy and Champaign branches are located, has experienced population growth. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 27,000 in July 2019, a decrease of 8.8% since April 2010, Vermilion County had an estimated population of 76,000 in July 2019, a decrease of 7.2% since April 2010, and Kankakee County had an estimated population of 110,000 in July 2019, a decrease of 3.2% since April 2010, while Champaign County had an estimated population of 210,000 in July 2019, an increase of 4.3% since April 2010. Unemployment rates in our primary market have increased over the last year. According to the Illinois Department of Employment Security, unemployment, on a non-seasonally adjusted basis, increased from 3.3% to 8.5% in Iroquois County, from 4.2% to 14.8% in Vermilion County, from 3.2% to 10.1% in Champaign County, and from 4.0% to 13.3% in Kankakee County.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2019, the latest date for which FDIC data is available, we ranked first of 12 bank and thrift institutions with offices in Iroquois County with a 26.68% deposit market share. As of the same date, we ranked first of 16 bank and thrift institutions with offices in Vermilion County with a 23.24% deposit market share, we ranked 17th of 29 bank and thrift institutions with offices in Champaign County, with a 0.98% deposit market share and we ranked 12th of 16 bank and thrift institutions with offices in Kankakee County, with a 1.87% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land development loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2020 and 2019, the amount of such loans equaled $4.2 million and $4.8 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2020 and 2019, the amount of such loans equaled $24.0 million and $29.5 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

The Association’s legal lending limit to any one borrower is 15% of unimpaired capital and surplus. On July 30, 2012 our bank received approval from the Comptroller of the Currency to participate in the Supplemental Lending Limits Program (SLLP). This program allows eligible savings associations to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower, in the lesser of the following two amounts: (1) 10% of its capital and surplus; or (2) the percentage of capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for loans secured by one- to four-family residential real estate, small business loans, small farm loans or unsecured loans in the state where the main office of the savings association is located. For our association this additional limit (or “supplemental limit(s)”) for one- to four-family residential real estate, small business, or small farm loans is 10% of our Association’s capital and surplus. In addition, the total outstanding amount of the Association’s loans or extensions of credit or parts of loans and extensions of credit made to all of its borrowers under the SLLP may not exceed 100% of the Association’s capital and surplus. By Association policy, participation of any credit facilities in the SLLP is to be infrequent and all credit facilities are to be with prior Board approval. Total loans in the SLLP equaled $6.1 million, or 7.1%, of capital and surplus as of June 30, 2020, and $12.2 million, or 15.1%, as of June 30, 2019.

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $116.7 million and $99.0 million as of June 30, 2020 and 2019, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $552,000, $316,000, $206,000, $186,000 and $0 at June 30, 2020, 2019, 2018, 2017 and 2016, respectively.

	At June 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$128,876	24.98%	$129,290	26.19%	$134,977	27.99%	$140,647	31.47%	$149,538	33.29%
Multi-family	96,195	18.65	104,663	21.20	107,436	22.28	87,228	19.52	84,200	18.15
Commercial	145,113	28.13	143,367	29.04	140,944	29.22	133,841	29.94	119,643	26.64
Home equity lines of credit	8,551	1.66	8,938	1.81	9,058	1.88	7,520	1.68	8,138	1.81
Construction	22,042	4.27	16,113	3.26	13,763	2.85	7,421	1.66	19,698	4.39
Commercial	107,581	20.85	84,246	17.06	68,720	14.25	62,392	13.96	57,826	12.87
Consumer	7,529	1.46	7,136	1.44	7,366	1.53	7,905	1.77	10,086	2.25

Total loans	515,887	100.00%	493,753	100.00%	482,264	100.00%	446,954	100.00%	449,129	100.00%

Less:
Unearned fees and discounts, net	(164)		(349)		(161)		(203)		30
Allowance for loan losses	6,234		6,328		5,945		6,835		5,351

Total loans, net	$509,817		$487,774		$476,480		$440,322		$443,748

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2020. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2020.

	One- to four-family residential real estate (1)		Multi-family real estate		Commercial real estate		Home equity lines of credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2021	$11,167	4.32%	$10,974	4.13%	$37,323	3.81%	$910	4.37%
2022	4,922	4.62	16,260	4.19	13,353	4.10	727	4.29
2023 to 2024	21,339	5.17	26,330	4.26	46,598	4.88	1,628	5.50
2025 to 2029	23,962	4.58	42,291	4.15	42,200	3.89	789	5.20
2030 to 2034	9,411	4.57	—	—	1,991	4.24	3,638	4.00
2035 and beyond	58,075	4.18	340	6.33	3,648	5.08	859	3.59

Total	$128,876	4.48%	$96,195	4.19%	$145,113	4.24%	$8,551	4.42%

	Construction		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2021	$12,159	3.67%	$57,257	3.84%	$1,214	4.06%	$131,004	3.89%
2022	504	3.50	29,341	1.41	886	8.45	65,993	3.02
2023 to 2024	5,104	3.25	6,659	5.56	2,900	5.13	110,558	4.77
2025 to 2029	3,538	4.37	13,742	4.53	2,529	3.98	129,051	4.20
2030 to 2034	—	—	546	3.75	—	—	15,586	4.36
2035 and beyond	737	4.91	36	5.50	—	—	63,695	4.25

Total	$22,042	3.72%	$107,581	3.37%	$7,529	4.96%	$515,887	4.10%

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2020 that are contractually due after June 30, 2021.

	Due After June 30, 2021
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family (1)	$53,383	$64,326	$117,709
Multi-family	75,693	9,528	85,221
Commercial	94,004	13,786	107,790
Home equity lines of credit	2,711	4,930	7,641
Construction	9,146	737	9,883
Commercial	46,914	3,410	50,324
Consumer	6,315	—	6,315

Total loans	$288,166	$96,717	$384,883

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2020, $128.9 million, or 25.0% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of five to seven years and annual interest rate adjustments thereafter. Our adjustable rate mortgage loans amortize over a period of up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 102%. Private mortgage insurance or participation in a government sponsored program is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2020, fixed-rate one- to four-family residential mortgage loans totaled $62.9 million, or 48.8% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $66.0 million, or 51.2% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $510,400 for single-family homes. At June 30, 2020, our average one- to four-family residential mortgage loan had a principal balance of $47,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2020, $24.6 million, or 19.1%, of our total one- to four-family residential loans had principal balances in excess of $510,400. Most of our jumbo loans are originated with a seven-year fixed-rate term and an annual adjustable rate thereafter, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $8.0 million and $3.4 million for the years ended June 30, 2020 and 2019, respectively. In October 2015, we began to also sell loans to FHLBC under its Mortgage Partnership Finance Original Program. Total loans sold under this program were approximately $33.3 million and $13.7 million for the years ended June 30, 2020 and 2019, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period of five to seven years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans generally resets every year based upon the weekly average of a one-year U.S. Treasury Securities rate plus an applicable margin, subject to periodic and lifetime limitations on interest rate changes. The adjustable rate mortgage loans we are currently offering have a 2% maximum annual rate change up or down, and a 6% lifetime cap. In our portfolio are also adjustable rate mortgage loans with a 1% maximum annual rate change up or down, and a 5% lifetime cap up from the initial rate. Interest rate changes are further limited by floors. After the initial fixed period, the interest rate will generally have a floor that is equal to the initial rate, but no less than 3.0% on our five and seven year adjustable-rate mortgage loans.

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

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2020, approximately $2.0 million, or 1.6% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2020, $145.1 million, or 28.1% of our loan portfolio consisted of commercial real estate loans, and $96.2 million, or 18.7% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2020, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois, Indiana and Missouri.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, churches, and farm loans secured by real estate. At June 30, 2020, loans secured by commercial real estate had an average loan balance of $556,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 25 years. At June 30, 2020, $15.4 million or 10.6% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 25 years. At June 30, 2020, $9.8 million or 10.2% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2020, our largest commercial real estate loan had an outstanding balance of $6.4 million, was secured by a commercial building, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $10.9 million, was secured by multiple apartment buildings with a total of 353 units, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2020, we had $8.6 million, or 1.7% of our total loan portfolio in home equity lines of credit. At that date we had $7.6 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2020, we had $107.6 million of commercial business loans outstanding, representing 20.9% of our total loan portfolio. At that date, we also had $44.6 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

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

Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of June 30, 2020, the Company had 295 PPP loans totaling $26.2 million.

At June 30, 2020, our largest commercial business loan outstanding was for $4.9 million and was secured by commercial business assets. At June 30, 2020, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2020, $22.0 million, or 4.3%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties.

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

At June 30, 2020, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2020 was for a 93 unit apartment building and had a principal balance of $7.1 million. This loan was performing in accordance with its terms at June 30, 2020.

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

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2020 and 2019, the amount of commercial loan participations totaled $24.0 million and $29.5 million, respectively, of which $8.1 million and $12.0 million, at June 30, 2020 and 2019 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program and its Mortgage Partnership Finance Original Program. We retain servicing on all loans sold under these programs. During the years ended June 30, 2020 and 2019, we sold $41.3 million and $17.1 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Non-performing and Problem Assets—Other Credit Risk.”

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2020, 2019, 2018, 2017 and 2016, we had troubled debt restructurings of approximately $1.3 million, $1.5 million, $2.9 million, $3.1 million and $2.3 million, respectively. At the dates presented, we had one loan that was delinquent 120 days or greater and that were still accruing interest. This loan is a performing TDR with more than 2 years of payments as agreed, but it is still listed as delinquent more than 120 days.

	At June 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$81	$414	$6,339	$9,105	$1,604
Multi-family	—	—	116	146	185
Commercial	—	18	50	25	63
Home equity lines of credit	15	20	—	24	316
Construction	—	—	—	—	—
Commercial	304	60	30	84	9
Consumer	5	29	—	—	—

Total non-accrual loans	405	541	6,535	9,384	2,177

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	304	226	293	155	4
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	1	—	8

Total loans delinquent 90 days or greater and still accruing	304	226	294	155	12

Total non-performing loans	709	767	6,829	9,539	2,189

Performing troubled debt restructurings	1,255	1,310	2,675	2,211	2,084
Total non-performing loans and performing troubled debt restructurings	$1,964	$2,264	$9,504	$11,750	$4,273

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	186	539	—	210	338
Multi-family	—	—	—	—	—
Commercial	200	219	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	20	219	219	—
Consumer	—	—	—	—	—

Total other real estate owned and foreclosed assets	386	778	219	429	338

Total non-performing assets	$1,095	$1,545	$7,048	$9,968	$2,527

Ratios:
Non-performing loans to total loans	0.14%	0.16%	1.42%	2.13%	0.49%
Non-performing assets to total assets	0.15%	0.21%	1.10%	1.70%	0.42%

(1)	Includes home equity loans.

For the years ended June 30, 2020 and 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $29,000 and $25,000, respectively. We recognized no interest income on such loans for the years ended June 30, 2020 and 2019.

At June 30, 2020, our non-accrual loans totaled $405,000. These non-accrual loans consisted primarily of three one- to four-family residential loans with aggregate principal balances totaling $81,000 and no specific allowances, one home equity line of credit with a principal balance of $15,000 and no specific allowance, nine commercial business loans with aggregate principal balances totaling $304,000 with no specific allowances, and one consumer loan with a principal balance of $5,000 and no specific allowance.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2020 and 2019, we had $1.3 million and $1.5 million, respectively, of troubled debt restructurings. At June 30, 2020 our troubled debt restructurings consisted of $1.3 million of residential one- to four-family mortgage loans, $15,000 of home equity lines of credit loans, and $59,000 of commercial business loans, all of which were impaired.

For the years ended June 30, 2020 and 2019, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $69,000 and $84,000, respectively. We recognized interest income of $60,000 and $56,000 on such modified loans for the years ended June 30, 2020 and 2019, respectively.

Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. During the year ended June 30, 2020, the Company had 176 COVID-19 loan modifications for a total of $85.6 million. These modifications allowed borrowers to defer the principal component of loan payments for up to six months.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2020
Real estate loans:
One- to four-family (1)	5	225	6	385	11	610
Multi-family	—	—	—	—	—	—
Commercial	2	95	—	—	2	95
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	4	8	244	9	248
Consumer	2	43	—	—	2	43

Total loans	10	$367	14	$629	24	$996

At June 30, 2019
Real estate loans:
One- to four-family (1)	5	255	10	481	15	736
Multi-family	—	—	—	—	—	—
Commercial	1	6	2	12	3	18
Home equity lines of credit	1	26	1	20	2	46
Construction	—	—	—	—	—	—
Commercial	—	—	2	60	2	60
Consumer	—	—	5	29	5	29

Total loans	7	$287	20	$602	27	$889

At June 30, 2018
Real estate loans:
One- to four-family (1)	4	207	10	6,633	14	6,840
Multi-family	—	—	1	2	1	2
Commercial	1	13	2	37	3	50
Home equity lines of credit	1	23	—	—	1	23
Construction	—	—	—	—	—	—
Commercial	—	—	1	30	1	30
Consumer	2	29	1	1	3	30

Total loans	8	$272	15	$6,703	23	$6,975

At June 30, 2017
Real estate loans:
One- to four-family (1)	4	158	5	540	9	698
Multi-family	—	—	—	—	—	—
Commercial	1	84	—	—	1	84
Home equity lines of credit	—	—	1	24	1	24
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	3	6	—	—	3	6

Total loans	8	$248	6	$564	14	$812

At June 30, 2016
Real estate loans:
One- to four-family (1)	6	148	9	1,489	15	1,637
Multi-family	—	—	—	—	—	—
Commercial	2	97	1	27	3	124
Home equity lines of credit	—	—	1	316	1	316
Construction	—	—	—	—	—	—
Commercial	1	100	—	—	1	100
Consumer	1	5	1	8	2	13

Total loans	10	$350	12	$1,840	22	$2,190

(1)	Includes home equity loans.

Total delinquent loans increased by $107,000 to $996,000 at June 30, 2020 from $889,000 at June 30, 2019. The increase in delinquent loans was due primarily to an increase of $188,000 in commercial business loans, an increase of $77,000 in commercial real estate loans, and an increase of $14,000 in consumer loans, partially offset by a decrease of $126,000 in one- to four-family loans and a decrease of $46,000 in home equity lines of credit.

During the year ended June 30, 2020, the Company had 176 COVID-19 loan modifications for a total of $85.6 million that allowed borrowers to defer the principal component of loan payments for up to six months. These modifications included 63 one- to four-family loans for $7.7 million, 25 multi-family loans for $37.0 million, 44 commercial real estate loans for $23.6 million, 2 home equity lines of credit for $114,000, 2 construction loans for $7.5 million, 38 commercial business loans for $9.7 million and 2 consumer loans for $27,000.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2020, we had $386,000 in foreclosed assets compared to $778,000 as of June 30, 2019. Foreclosed assets at June 30, 2020, consisted of $186,000 in residential real estate, and $200,000 in commercial non-occupied property, while foreclosed assets at June 30, 2019, consisted of of $539,000 in residential real estate properties, $219,000 in commercial non-occupied property, and $20,000 in business assets.

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

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2020 and 2019, include approximately $709,000 and $767,000 of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $0 and $23,000 at June 30, 2020 and 2019, respectively. Substandard assets shown include foreclosed assets.

	At June 30,
	2020	2019
	(In thousands)
Classified assets:
Substandard	$1,892	$4,096
Doubtful	244	10

Loss	—	—

Total classified assets	2,136	4,106
Watch	3,633	2,415

Total criticized assets	$5,769	$6,521

At June 30, 2020, substandard assets consisted of $822,000 of one- to four-family residential mortgage loans, $270,000 in multi-family loans, $313,000 of commercial real estate loans, $15,000 in home equity lines of credit, $81,000 of commercial business loans, $5,000 of consumer loans, and $386,000 of foreclosed assets held for sale. At June 30, 2020, watch assets consisted of $775,000 of one- to four-family loans, $1.1 million of commercial real estate loans, $134,000 of home equity lines of credit, and $1.7 million of commercial business loans, while doubtful assets consisted of $244,000 in commercial business loans. At June 30, 2020, no assets were classified as loss.

Other Loans of Concern. At June 30, 2020, there were no other loans or other assets that are not disclosed in the text or tables above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago. Between 2000 and 2004, we sold loans under its Mortgage Partnership Finance (MPF) 100 Program. Then from 2004 to December 2008, and again starting in October 2015, loans were sold under its Mortgage Partnership Finance (MPF) Original Program. However, while we retain the servicing of these loans and receive both servicing fees and credit enhancement fees, they are not our assets. We sold $33.3 million in loans under the MPF Original program in the year ended June 30, 2020, and we continue to service approximately $64.5 million of loans in the MPF 100 and MPF Original programs combined, for which our maximum potential credit risk is approximately $2.6 million. We established an FHLB Recourse Liability reserve of $320,000 against this $2.6 million in potential credit risk, and we have received $447,000 in credit enhancement income on these loans since 2004. From June 2000 to June 30, 2020, we experienced only $134,000 in actual losses under the MPF 100 and MPF Original Programs combined. We have also sold loans to the Federal Home Loan Bank of Chicago since December 2008 under its MPF Xtra Program. Unlike loans sold under the MPF 100 and MPF Original Programs, we do not retain any credit risk with respect to loans sold under the MPF Xtra Program.

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

The allowance for loan losses decreased $94,000 to $6.2 million at June 30, 2020, from $6.3 million at June 30, 2019. The decrease was a result of a decrease in the multi-family loan portfolio and the addition of SBA PPP loans that do not require a reserve since they are 100% guaranteed by the Small Business Administration (“SBA”), partially offset by an adjustment for COVID-19 concerns.

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

The following table sets forth the Company’s weighted average historical net charge-offs as of June 30, 2020 and June 30, 2019:

Portfolio segment	June 30, 2020 Net charge-offs – 12 quarter weighted historical	June 30, 2019 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.25%	0.38%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.11%	0.17%
Construction	0.00%	0.00%
Commercial business	0.08%	0.01%
Consumer	0.06%	0.02%
Entire portfolio total	0.09%	0.12%

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

Portfolio segment	Qualitative factor applied at June 30, 2020	Qualitative factor applied at June 30, 2019
Real Estate:
One- to four-family	0.57%	0.42%
Multi-family	1.57%	1.57%
Commercial	1.20%	1.18%
HELOC	0.90%	0.83%
Construction	1.09%	1.32%
Commercial business	1.85%(1)	1.96%
Consumer	0.70%	0.75%
Entire portfolio total	1.18%(1)	1.16%

(1)	At June 30, 2020, $26.2 million in PPP loans with no associated allowance, were excluded from the calculation of qualitative factors since they are guaranteed by the SBA.

At June 30, 2020, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.8 million, as compared to $5.7 million at June 30, 2019. The general increase in qualitative factors was attributable primarily to an adjustment for COVID-19 concerns, partially offset by a change in loan portfolio mix.

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$6,328	$5,945	$6,835	$5,351	$4,211

Charge-offs:
Real estate loans:
One- to four-family (1)	(40)	(17)	(1,608)	(232)	(188)
Multi-family	—	—	—	—	—
Commercial	—	—	—	(8)	(3)
Home equity lines of credit	—	(15)	(24)	—	(32)
Construction	—	—	—	—	—
Commercial	(191)	—	(30)	—	—
Consumer	(37)	(18)	(14)	(35)	(10)

Total charge-offs	(268)	(50)	(1,676)	(275)	(233)

Recoveries:
Real estate loans:
One- to four-family (1)	3	22	1	32	5
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	31	—	—	—	—
Consumer	12	4	8	6	2

Total recoveries	46	26	9	38	7

Net charge-offs	(222)	(24)	(1,667)	(237)	(226)

Provision for loan losses	128	407	777	1,721	1,366

Balance at end of period	$6,234	$6,328	$5,945	$6,835	$5,351

Ratios:
Net charge-offs to average loans outstanding	0.04%	0.01%	0.35%	0.05%	0.05%
Allowance for loan losses to non-performing loans at end of period	879.27%	825.03%	87.06%	71.66%	244.39%
Allowance for loan losses to total loans at end of period	1.21%	1.28%	1.23%	1.53%	1.19%
Allowance for loan losses to total loans excluding PPP loans at end of period	1.27%	1.28%	1.23%	1.53%	1.19%

(1)	Includes home equity loans.

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

	At June 30,
	2020		2019		2018
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,044	25.0%	$1,031	26.2%	$997	28.0%
Multi-family	1,514	18.6	1,642	21.2	1,650	22.3
Commercial	1,706	28.1	1,623	29.0	1,604	29.2
Home equity lines of credit	87	1.7	89	1.8	91	1.9
Construction	240	4.3	213	3.3	168	2.9
Commercial	1,583	20.8	1,659	17.1	1,373	14.2
Consumer	60	1.5	71	1.4	62	1.5

Total allocated allowance	6,234		6,328		5,945
Unallocated	—		—		—

Total	$6,234	100.0%	$6,328	100.0%	$5,945	100.0%

(1)	Includes home equity loans.

	At June 30,
	2017		2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$2,519	31.5%	$1,198	33.3%
Multi-family	1,336	19.5	1,202	18.8
Commercial	1,520	29.9	1,399	26.6
Home equity lines of credit	76	1.7	94	1.8
Construction	75	1.6	227	4.4
Commercial	1,242	14.0	1,140	12.9
Consumer	67	1.8	91	2.2

Total allocated allowance	6,835		5,351
Unallocated	—		—

Total	$6,835	100.0%	$5,351	100.0%

(1)	Includes home equity loans.

Net charge-offs increased to $222,000 for the year ended June 30, 2020, from $24,000 for the year ended June 30, 2019. Charge-offs for the year ended June 30, 2020 involved one- to four-family residential real estate loans, commercial business loans, and consumer loans, while most of the charge-offs during the year ended June 30, 2019, involved one- to four-family residential real estate loans, home equity lines of credit and consumer loans. In addition, non-performing loans decreased by $58,000 during the year ended June 30, 2020.

The allowance for loan losses decreased $94,000, or 1.5%, to $6.2 million at June 30, 2020 from $6.3 million at June 30, 2019. The decrease was due to a decrease in the multi-family loan portfolio and the addition of SBA PPP loans that do not require a reserve since they are 100% guaranteed by the SBA. At June 30, 2020, the allowance for loan losses represented 1.21% of total loans compared to 1.28% of total loans at June 30, 2019. At June 30, 2020, the allowance for loan losses, excluding PPP loans of $26.2 million, represented 1.27% of total loans.

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

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2020, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

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

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2020, we held $1.7 million of municipal securities, all of which were issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2020, we held $3.0 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $34.5 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2020, we had $9.3 million invested in bank-owned life insurance, which was 11.3% of our Tier 1 capital plus our allowance for loan losses.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Chicago stock, federally insured interest-earning time deposits and bank-owned life insurance. As of June 30, 2020, 2019 and 2018 all of such securities were classified as available for sale.

	At June 30,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. government, federal agency and government-sponsored enterprises	$7,528	$8,236	$12,654	$12,950	$24,757	$23,922
U.S. government sponsored mortgage-backed securities	143,033	148,855	124,615	125,510	100,534	97,059
Small Business Administration	3,578	3,640	4,911	4,935	1,965	1,891
State and political subdivisions	1,449	1,663	2,725	2,896	2,980	3,124

Total	$155,588	$162,394	$144,905	$146,291	$130,236	$125,996

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2020 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government, federal agency and government-sponsored enterprises	$—	—%	$6,038	2.56%	$1,490	2.24%	$—	—%	$7,528	$8,236	2.49%

U.S. government sponsored mortgage-backed securities	—	—	8,263	2.46	45,148	2.56	89,622	2.11	143,033	148,855	2.27

Small Business Administration	—	—	—	—	1,581	2.61	1,997	2.40	3,578	3,640	2.49

State and political subdivisions	—	—	62	4.83	1,387	2.97	—	—	1,449	1,663	3.05

Total	$—	—%	$14,363	2.51%	$49,606	2.56%	$91,619	2.12%	$155,588	$162,394	2.29%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or or non-brokered certificates of deposit obtained through an internet listing service. At June 30, 2020, we had $12.4 million in brokered certificates of deposit and $5.7 million in non-brokered certificates of deposit obtained through an internet listing service.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2020			For the Fiscal Year Ended June 30, 2019
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$37,874	6.77%	0.00%	$28,429	5.50%	0.00%
Interest-bearing checking or NOW	63,964	11.43	0.29	50,668	9.81	0.28
Savings accounts	46,552	8.32	0.35	43,183	8.36	0.41
Money market accounts	103,150	18.43	1.02	97,555	18.89	1.29
Certificates of deposit	308,089	55.05	2.11	296,692	57.44	1.94

Total deposits	$559,629	100.00%	1.41%	$516,527	100.00%	1.42%

	For the Fiscal Year Ended June 30, 2018
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$21,029	4.53%	0.00%
Interest-bearing checking or NOW	46,299	9.98	0.14
Savings accounts	43,159	9.31	0.24
Money market accounts	96,984	20.92	0.88
Certificates of deposit	256,250	55.26	1.34

Total deposits	$453,721	100.00%	0.96%

As of June 30, 2020, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $151.5 million. The following table sets forth the maturity of those certificates as of June 30, 2020.

At June 30, 2020
(In thousands)
Three months or less	$40,287
Over three months through six months	28,413
Over six months through one year	67,135
Over one year to three years	15,113
Over three years	508

Total	$151,456

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2020	2019	2018
	(In thousands)
Interest Rate:
Less than 2.00%	$205,757	$125,493	$216,275
2.00% to 2.99%	73,725	199,791	45,565
3.00% to 3.99%	2,009	5,001	1,740
4.00% to 4.99%	—	—	—
5.00% to 5.99%	—	—	—

Total	$281,491	$330,285	$263,580

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Chicago, a line of credit from CIBC Bank USA, and repurchase agreements. At June 30, 2020, we had access to additional Federal Home Loan Bank of Chicago advances of up to $126.8 million based on our collateral and an additional $4.5 million on the line of credit from CIBC Bank USA. The following table sets forth information concerning balances and interest rates on our borrowings and repurchase agreements at the dates and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2020	2019	2018
	(Dollars in thousands)
Federal Home Loan Bank of Chicago
Balance at end of period	$34,500	$24,000	$67,500
Average balance during period	35,625	61,017	61,374
Maximum outstanding at any month end	65,500	81,500	67,500
Weighted average interest rate at end of period	1.44%	2.11%	1.88%
Average interest rate during period	1.74%	2.48%	1.34%

CIBC Bank USA
Balance at end of period	$3,000	N/A	N/A
Average balance during period	4,000	N/A	N/A
Maximum outstanding at any month end	5,000	N/A	N/A
Weighted average interest rate at end of period	2.50%	N/A	N/A
Average interest rate during period	3.34%	N/A	N/A

Repurchase Agreements
Balance at end of period	$3,738	$2,015	$2,281
Average balance during period	3,398	2,400	2,623
Maximum outstanding at any month end	3,939	2,840	2,980
Weighted average interest rate at end of period	0.58%	1.12%	0.94%
Average interest rate during period	0.87%	0.84%	0.63%

Personnel

At June 30, 2020, the Association had 104 full-time employees and 6 part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

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

Effective July 1, 2019, the OCC issued a final rule, pursuant to federal legislation, that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. The election is available to any federal savings association that had total consolidated assets of $20 billion or less as of December 31, 2017. The effect of the so-called “covered savings association” election is that a federal savings association generally has the same rights and privileges, including broad commercial lending authority as a national bank, that has its main office in the same location as the home office of the covered savings association. The covered savings association is also subject to the same duties, restrictions, liabilities and limitations applicable to a national bank.    A covered savings association retains its federal savings association charter and continues to be subject to the corporate governance laws and regulations applicable to such associations, including as to its bylaws, board of directors and shareholders, capital distributions and mergers. Iroquois Federal has not made such an election.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of regulations implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

Legislation enacted in May 2018, required the federal banking agencies, including the OCC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” of between 8 to 10%. Institutions with capital equaling or exceeding the ratio and otherwise meeting the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the reduced ratio effective April 23, 2020. The rules also established a two quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement, or fails to meet other qualifying criteria, so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

At June 30, 2020, Iroquois Federal’s capital exceeded all applicable requirements.

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

As of June 30, 2020, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank that has not exercised the covered savings association election, Iroquois Federal must either qualify as a “domestic building and loan association” within the meaning of the Internal Revenue Code or satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the qualified thrift lender test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At June 30, 2020, Iroquois Federal held 71.9% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

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

•

the capital distribution would violate a prohibition contained in any statute, regulation, agreement with a federal banking regulatory agency or condition imposed in connection with an application or notice.

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

In June 2020, the OCC published amendments to its Community Reinvestment Act regulations. The final rule clarifies and expands the activities that qualify for Community Reinvestment Act credit, updates where activities count for such credit and, according to the agency, seeks to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule is effective October 1, 2020 but compliance with the revised requirements is not mandatory until January 1, 2024 for institutions of Iroquois Federal Bank’s size.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Iroquois Federal. IF Bancorp is an affiliate of Iroquois Federal because of its control of Iroquois Federal. In general, transactions between an insured depository institution and its affiliate are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a federal savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

At June 30, 2020, Iroquois Federal met the criteria for being considered “well-capitalized.”

The previously referenced 2018 legislation provides that qualifying institutions that elect and comply with the alternative community bank ratio framework will be considered to be “well-capitalized.”

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

Assessments for institutions with less than $10 billion of assets, such as Iroquois Federal, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years (along with certain specified adjustments), with institutions deemed less risky paying lower assessments. That system, effective July 1, 2016, replaced a previous system under which institutions were placed into risk categories.

Currently, the assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is 1.5 basis points to 30 basis points. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.

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

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2020, Iroquois Federal was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations historically required savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2020, Iroquois Federal was in compliance with these reserve requirements. Due to a change in its approach to monetary policy, the Federal Reserve Board reduced the reserve requirement to zero, effective March 26, 2020. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

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

Permissible Activities. Under present law, the business activities of IF Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of June 30, 2020, IF Bancorp, Inc. has not elected financial holding company status.

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

Capital. Pursuant to federal legislation, the Federal Reserve Board has established for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository institution subsidiaries. However, subsequent legislation extended the applicability of the “Small Bank Holding Company” exception to the Federal Reserve Board’s consolidated capital requirements to bank and savings and loan holding companies with less than $3.0 billion in consolidated assets.. Consequently, holding companies with up to $3 billion of consolidated assets are generally not subject to the holding company capital requirements unless otherwise directed by the Federal Reserve Board.

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

In addition, the federal Bank Holding Company Act provides that no “company” may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such “control,” as defined in the applicable regulations, becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board. In March 2020, the Federal Reserve Board adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company has a “controlling influence” over a bank or savings and loan holding company for that purpose.

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

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

The coronavirus 2019 (COVID-19) pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees prepared to work remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations and could exacerbate the effects of other risk factors disclosed herein:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•	extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	limitations may be placed on our ability to foreclose on properties during the pandemic;

•

our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods which will adversely affect our net income, including possibly through the reversal of interest income and fees that we are accruing under COVID-19 related exceptions to normal GAAP accounting;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our semi-annual cash dividend;

•	actions taken by the federal, state or local governments to cushion the impact of COVID-19 on consumers and businesses may have a negative impact on us and our business;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	our wealth management revenues may decline with continuing market turmoil;

•	our cyber security risks are increased by the COVID-19 pandemic as the result of an increase in the number of employees working remotely;

•	litigation, regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guaranties;

•

the unanticipated loss or unavailability of key employees due to the outbreak, which could harm our ability to operate our business or execute our business strategy, especially as we may not be successful in finding and integrating suitable successors;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

We intend to continue to grow our commercial real estate, multi-family and commercial business loans and increase these loans as a percentage of our total loan portfolio. As a result, our credit risk will continue to increase, and downturns in the local real estate market or economy could have a more severe adverse effect on our earnings.

We intend to continue growing our portfolio of commercial real estate, multi-family and commercial business loans. Since our mutual-to-stock conversion in 2011 we have emphasized the origination of our commercial loans. At June 30, 2020, $145.1 million, or 28.1%, of our total loan portfolio consisted of commercial real estate loans, $96.2 million, or 18.7%, of our total loan portfolio consisted of multi-family loans, and $107.6 million, or 20.9%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

A continuation of the historically low interest rate environment and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

In recent years the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease, and our interest expense may increase as we access non-core funding sources or increase deposit rates to fund our operations. A continuation of a low interest rate environment or an increase in our cost of funds may adversely affect our net interest income, which would have an adverse effect on our profitability.

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2020, 7.6% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 88.2% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

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

The State of Illinois has significant financial difficulties, including material pension funding shortfalls. The State of Illinois’ debt rating has been. These issues could impact the economic vitality of the state and the businesses operating there, encourage businesses to leave the State of Illinois, discourage new employers from starting or moving businesses to the state, and could result in an increase in the Illinois state income tax rate. In addition, population outflow from the State of Illinois could affect our ability to attract and retain customers.

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

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, especially local conditions, as a result of COVID-19 or otherwise, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, and could more negatively affect us compare to a financial institution that operates with more geographic diversity:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•

collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2020, our loan participations totaled $24.0 million, or 4.6% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

Additionally, we expect to continue to use loan participations as a way to effectively deploy our capital. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If our non-performing loans and other non-performing assets increase, or the value of our foreclosed assets decreases our earnings will decrease.

At June 30, 2020, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent and still accruing, and real estate owned) totaled $1.1 million. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets.

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

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. Our allowance for loan losses was1.21% of total loans, and 1.27% of total loans excluding PPP loans, at June 30, 2020. Additions to our allowance could materially decrease our net income.

The Financial Accounting Standards Board has delayed the effective date of the Current Expected Credit Loss, or CECL, standard. CECL will be effective for us on July 1, 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which may require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

In addition, bank regulators periodically review our allowance for loan losses and, as a result of such reviews, we may be required to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand. We have not been subject to fines or other penalties, or have suffered business or reputational harm, as a result of money laundering activities in the past.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and defines “capital” for calculating these ratios. The application of these capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. In addition, our ability to pay dividends to could be limited if we do not meet a minimum capital conservation buffer required by the capital rules. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities. As a result of the COVID-19 pandemic, our potential information security risks have amplified, as employees work remotely and customers have substantially increased their use of online and mobile banking. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

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

We operate from our main office, six branch offices, an administrative office, and a data center located in Iroquois, Vermilion, Champaign and Kankakee Counties, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $10.2 million at June 30, 2020. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

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

Holders.

As of September 1, 2020, there were 361 holders of record of the Company’s common stock.

Dividends.

The Company paid dividends of $0.15 per share in October 2019 and April 2020, and $0.125 per share in October 2018 and April 2019. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no share repurchases during the quarter ended June 30, 2020. The Company does not have an active stock repurchase plan in place.

ITEM 6.	SELECTED FINANCIAL DATA

	At June 30,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$735,517	$723,870	$638,923	$585,474	$595,565
Cash and cash equivalents	33,467	59,600	4,754	7,766	6,449
Investment securities available for sale	162,394	146,291	125,996	111,611	121,328
Federal Home Loan Bank of Chicago stock	3,028	1,174	3,285	2,543	5,425
Loans held for sale	552	316	206	186	—
Loans receivable, net	509,265	487,458	476,274	440,136	443,748
Foreclosed assets held for sale	386	778	219	429	338
Bank-owned life insurance	9,345	9,072	8,803	8,823	8,555
Deposits	601,700	607,023	480,421	439,146	433,708
Federal Home Loan Bank of Chicago advances	34,500	24,000	67,500	53,500	67,000
Total equity	82,564	82,461	81,675	83,969	83,972

	For the Fiscal Year Ended June 30,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Operating Data:
Interest income	$26,982	$26,725	$22,794	$21,338	$20,373
Interest expense	8,694	8,854	5,289	3,617	3,313

Net interest income	18,288	17,871	17,505	17,721	17,060
Provision for loan losses	128	407	777	1,721	1,366

Net interest income after provision for loan losses	18,160	17,464	16,728	16,000	15,694
Noninterest income	4,810	4,159	4,091	4,728	4,095
Noninterest expense	17,086	16,772	16,356	14,535	14,209

Income before income tax expense	5,884	4,851	4,463	6,193	5,580
Income tax expense	1,639	1,293	2,725	2,274	2,014

Net income	$4,245	$3,558	$1,738	$3,919	$3,566

	At or For the Fiscal Years Ended June 30,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.61%	0.53%	0.28%	0.67%	0.62%
Return on average equity (net income as a percentage of average equity)	5.30%	4.41%	2.09%	4.69%	4.35%
Interest rate spread (1)	2.52%	2.54%	2.77%	3.02%	3.00%
Net interest margin (2)	2.75%	2.78%	2.93%	3.14%	3.11%
Efficiency ratio (3)	73.97%	76.14%	75.76%	64.75%	67.17%
Dividend payout ratio	21.90%	24.51%	42.55%	15.09%	13.54%
Noninterest expense to average total assets	2.46%	2.52%	2.66%	2.48%	2.49%
Average interest-earning assets to average interest-bearing liabilities	117.80%	116.69%	118.01%	118.30%	117.85%
Average equity to average total assets	11.55%	12.10%	13.48%	14.27%	14.33%

Asset Quality Ratios:
Non-performing assets to total assets	0.15%	0.21%	1.10%	1.70%	0.42%
Non-performing loans to total loans	0.14%	0.16%	1.42%	2.13%	0.49%
Allowance for loan losses to non-performing loans	879.27%	825.03%	87.06%	71.66%	244.39%
Allowance for loan losses to total loans	1.21%	1.28%	1.23%	1.53%	1.19%
Allowance for loan losses to total loans excluding PPP loans	1.27%	1.28%	1.23%	1.53%	1.19%
Net charge-offs (recoveries) to average loans	0.04%	0.01%	0.35%	0.05%	0.05%

Capital Ratios:
Community Bank Leverage Ratio:
Company (5)	11.0%	N/A	N/A	N/A	N/A
Association (5)	10.7%	N/A	N/A	N/A	N/A
Total capital (to risk-weighted assets):
Company (6)	N/A	17.6%	18.5%	20.09%	19.7%
Association (6)	N/A	16.3%	16.1%	16.9%	16.1%
Tier 1 capital (to risk-weighted assets):
Company (6)	N/A	16.3%	17.3%	18.8%	18.5%
Association (6)	N/A	15.0%	14.9%	15.7%	14.9%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company (4)(6)	N/A	16.3%	17.3%	18.8%	18.5%
Association (4)(6)	N/A	15.0%	14.9%	15.7%	14.9%
Tier 1 capital (to adjusted total assets):
Company	11.0%	11.9%	13.4%	14.3%	14.4%
Association	10.7%	11.0%	11.5%	12.0%	11.1%
Tangible capital (to adjusted total assets):
Company	11.0%	11.9%	13.4%	14.3%	14.4%
Association	10.7%	11.0%	11.5%	12.0%	11.1%

Other Data:
Number of full service offices	7	7	6	6	5
Full time equivalent employees	107	103	104	100	95

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	The common equity Tier 1 (“CET1”) capital is a new capital requirement adopted by the OCC, which became effective for the Association in January, 2015.
(5)	The Community Bank Leverage Ratio (CBLR) is a new capital requirement which the Association chose to become effective for the Association for the quarter ended March 31, 2020.
(6)

Institutions that adopt and meet the capital requirements of the CBLR capital ratio are considered to comply with the applicable capital requirements, including the risk-based requirements. Since our CBLR exceeded the required minimum of 8% as of June 30, 2020, we were not required to calculate any risk-based capital ratios.

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

We have grown our organization to $735.5 million in assets at June 30, 2020 from $377.2 million in assets at June 30, 2009. We have increased our assets primarily through increased investment securities and loan growth.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.52% and 2.54% for the year ended June 30, 2020 and 2019, respectively. Net interest income increased to $18.3 million for the year ended June 30, 2020, from $17.9 million for the year ended June 30, 2019.

Our net income for the year ended June 30, 2020 was $4.2 million, compared to a net income of $3.6 million for the year ended June 30, 2019.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing assets totaled $1.1 million or 0.2% of total assets at June 30, 2020, and $1.5 million, or 0.2% of assets at June 30, 2019.

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

Recent Developments: COVID-19 and the CARES Act

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses and schools across the country, significant job loss, restrictions on travel and social distancing protocols, highly volatile financial markets and aggressive measures by the federal government.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and healthcare providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations.

Due to the uncertainty surrounding the emergence and future effects of the COVID-19 pandemic, it is not possible to determine the overall impact of the pandemic on the Company’s business. To the extent that customers are not able to fulfill their contractual obligations to the Company, the Company’s business operations, asset valuations, financial condition, cash flows and results of operations could be materially impacted. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, deferred tax assets, or other real estate owned.

The ultimate impact of the COVID-19 pandemic on the Company’s operations and financial performance will depend on future developments related to the duration, extent and severity of the pandemic and the length of time that mandated business and school and school closures, restrictions on travel and social distancing remain in place. The Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions.

Financial position and results of operations

Our June 30, 2020 financial condition and results of operations reflect a slightly negative impact on the general element of our allowance for loan losses as a result of COVID-19. While we have not yet experienced any charge-offs related to COVID-19, the general element of our allowance for loan losses calculation and resulting provision for credit losses were impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios have darkened since the pandemic was declared in early March 2020, our need for additional reserve for credit loss increased. Refer to our discussions in “Business-Allowance for Loan Losses-Determination of General Allowance for Remainder of the Loan Portfolio”, MD&A below and under Risk Factors. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional credit loss expense. The execution of the payment deferrals discussed in the following commentary assisted our ratio of past due loans to total loans. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

Capital and liquidity

As of June 30, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us and rates become more stable in the past couple months. If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of June 30, 2020 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.

Our Business Continuity and Pandemic Response Plan

The Company maintains a Disaster Recovery/Business Continuity Plan to ensure the maintenance or recovery of operations, including services to customers, when confronted with adverse events such as natural disasters, technological failures, human error, cybercrime, terrorism or pandemic outbreak. When the COVID-19 pandemic declaration was announced, the Disaster Planning/Recovery team activated the Disaster Recovery Plan, including the Pandemic Response Plan, with a focus on maintaining virtually all customer services in the event of a total or partial closure of banking offices and/or staffing shortages. The team implemented protocols for employee safety, reviewed critical business processes, identified staff who could work remotely, and began mobilizing and preparing the equipment that would be required. An Employee Telecommuting Agreement was developed to establish controls and expectations for those working remotely, including adherence to security and privacy policies. Timely communication was provided to employees and customers. ATM and vault cash was increased at all locations in anticipation of greater demand. The Company’s quick and decisive plan implementation resulted in minimal impacts to operations as a result of the COVID-19 pandemic. Prior technology planning enabled the successful deployment of certain operations and other personnel to remote environments thereby reducing the number of employees working from physical banking offices. In addition, bank lobbies were closed and customer traffic limited to drive-up facilities. This reduced the number of employees required to be on-site at any given time and allowed teams to rotate in and out at periodic intervals, helping to facilitate the effective implementation of social distancing standards.

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

Lending operations and accommodations to borrowers

We are working with customers directly affected by the COVID-19 pandemic. We are prepared to offer short-term assistance in accordance with regulator guidelines. As a result of the current economic environment caused by COVID-19, we are engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise.

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing payment deferrals for our lending clients that are adversely affected by the pandemic. Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. During the year ended June 30, 2020, the Company granted 176 COVID-19 loan modifications for a total of $85.6 million. These modifications allowed borrowers to defer the principal component of loan payments for up to six months.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company is actively participating in assisting our customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020, we closed 295 SBA PPP loans representing $26.2 million in funding. It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

In response to the COVID-19 pandemic, Management identified food and accommodations as industries that were most likely to be adversely impacted in the near-term by economic disruption caused by the pandemic. As of June 30, 2020, our food and accommodation loans were $5.8 million, or 1.1% of total loans. These loans are mostly to restaurants and bars, and include $4.0 million in PPP loans and no COVID-19 modifications.

Retail operations

With the health and safety of our customers and staff in mind, the drive-up facilities of our Watseka and Danville offices are open, while lobby services are available by appointment only. The drive-up and lobby of the Hoopeston office remain open with protective screening. The Bourbonnais, Champaign, Clifton, and Savoy offices are operating as drive-up only facilities at this time. Most banking transactions continue through the drive-ups, including opening new deposit accounts. In addition, Online and Mobile Banking are available for customers to open an account, check their balance, transfer funds, and pay bills. Checks can be deposited using Mobile Banking. Our network of over 50,000 ATMs are available for cash withdrawals with no service charge. Although some of our lobbies remain closed, we continue to operate and serve our customers with uninterrupted access to their account information and the ability to complete banking transactions.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2020 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2020 and June 30, 2019

Total assets increased $11.6 million, or 1.6%, to $735.5 million at June 30, 2020 from $723.9 million at June 30, 2019. The increase was primarily due to a $22.0 million increase in net loans and a $16.1 million increase in investments, partially offset by a $26.1 million decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $26.1 million to $33.5 million at June 30, 2020, from $59.6 million at June 30, 2019. This decrease was partially the result of a fluctuation in the balance of one large public entity deposit account and the purchase of investment securities. The public entity collects real estate taxes in two installments, due in June and September, and then makes distributions from the account in early July and September. Amounts received prior to June 30, and subsequently distributed the first week of July were $45.3 million and $55.3 million in 2020 and 2019, respectively.

Investment securities, consisting entirely of securities available for sale, increased $16.1 million, or 11.0%, to $162.4 million at June 30, 2020 from $146.3 million at June 30, 2019. We had no held-to-maturity securities at June 30, 2020 or June 30, 2019.

Net loans receivable, including loans held for sale, increased by $22.0 million, or 4.5%, to $509.8 million at June 30, 2020 from $487.8 million at June 30, 2019. The increase in net loans receivable during this period was due primarily to a $23.3 million, or 27.7%, increase in commercial business loans, a $5.9 million, or 36.8% increase in construction loans, a $1.7 million, or 1.2%, increase in commercial real estate loans, and a $393,000, or 5.5% increase in consumer loans, partially offset by a $8.5 million, or 8.1%, decrease in multi-family loans, a $414,000, or 0.3%, decrease in one- to four-family loans, and a $387,000, or 4.3%, decrease in home equity lines of credit.

Between June 30, 2019 and June 30, 2020, premises and equipment decreased $513,000 to $10.2 million, accrued interest receivable decreased $234,000 to $1.9 million, foreclosed assets held for sale decreased $392,000 to $386,000, deferred income taxes decreased $1.4 million, to $630,000, and mortgage servicing rights decreased $138,000 to $715,000, while Federal Home Loan Bank (FHLB) stock increased $1.9 million to $3.0 million, and other assets increased $220,000 to $634,000. The decrease in premises and equipment was the result of ordinary depreciation, and the decrease in accrued interest receivable was due to decreases in the average rates of both loans and securities. The decrease in foreclosed assets held for sale was due to the sale of property and the decrease in deferred income taxes was mostly due to an increase in unrealized gains on the sale of available-for sale securities. The decrease in mortgage servicing rights was the result of a decrease in valuation. The increase in FHLB stock was the result of a higher stock requirement due to an increased balance of FHLB advances, and the increase in other assets resulted from a year-over-year fluctuation in items in process.

At June 30, 2020, our investment in bank-owned life insurance was $9.3 million, an increase of $273,000 from $9.1 million at June 30, 2019. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for loan losses. At June 30, 2020, our investment of $9.3 million in bank-owned life insurance was 11.3% of our Tier 1 capital plus our allowance for loan losses.

Deposits decreased $5.3 million, or 0.9%, to $601.7 million at June 30, 2020 from $607.0 million at June 30, 2019. Savings, NOW, and money market accounts increased $36.4 million, or 18.6%, to $232.7 million, noninterest bearing demand accounts increased $7.0 million, or 8.8%, to $87.5 million, certificates of deposit, excluding brokered certificates of deposit, decreased $21.6 million, or 7.4%, to $269.2 million, and brokered certificates of deposit decreased $27.2 million, or 68.8%, to $12.3 million.

Repurchase agreements increased $1.7 million to $3.7 million, while advances from the Federal Home Loan Bank of Chicago increased $10.5 million, or 43.8%, to $34.5 million at June 30, 2020 from $24.0 million at June 30, 2019. During the year ended June 30, 2020, we established a line of credit at CIBC Bank USA, which had a balance of $3.0 million at June 30, 2020.

Total equity increased $103,000, or 0.1%, to $82.6 million at June 30, 2020 from $82.5 million at June 30, 2019. Equity increased due to net income of $4.2 million, an increase of $3.7 million in accumulated other comprehensive income, net of tax, and ESOP and stock equity plan activity of $618,000, partially offset by the repurchase of 337,876 shares of common stock at an aggregate cost of approximately $7.5 million, and the payment of approximately $939,000 in dividends to our shareholders. The Company announced a stock repurchase plan on June 12, 2019, whereby the Company could repurchase up to 89,526 shares of its common stock, or approximately 2.5% of its then current outstanding shares. On September 13, 2019, after repurchasing 20,200 shares at an average price od $21.17 per share, the Company announced an increase in the number of shares that may be repurchased under the Company’s existing repurchase plan, whereby the Company could repurchase up to 320,476 shares, or approximately 9.0% of its then outstanding shares. As of June 30, 2020, the Company had repurchased all shares under this plan at an average price of $22.12 per share.

Comparison of Operating Results for the Years Ended June 30, 2020 and 2019

General. Net income increased $687,000, or 19.3%, to $4.2 million net income for the year ended June 30, 2020 from $3.6 million net income for the year ended June 30, 2019. The increase was due to an increase in net interest income, a decrease in provision for loan losses, and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased by $417,000, or 2.3%, to $18.3 million for the year ended June 30, 2020 from $17.9 million for the year ended June 30, 2019. The increase was due to an increase of $257,000 in interest and dividend income and a decrease of $160,000 in interest expense. A $21.7 million, or 3.4%, increase in the average balance of interest earning assets was partially offset by a $13.3 million, or 2.4%, increase in the average balance of interest bearing liabilities. Our interest rate spread decreased 2 basis points to 2.52% for the year ended June 30, 2020 from 2.54% for the year ended June 30, 2019, and our net interest margin decreased by 3 basis points to 2.75% for the year ended June 30, 2020 from 2.78% for the year ended June 30, 2019.

Interest and Dividend Income. Interest and dividend income increased $257,000, or 1.0%, to $27.0 million for the year ended June 30, 2020 from $26.7 million for the year ended June 30, 2019. The increase in interest income was due to a $84,000 increase in interest income on loans, and a $264,000 increase in interest income on securities, partially offset by a $91,000 decrease in other interest income. An increase of $84,000, or 0.4%, in interest on loans resulted from a $8.1 million, or 1.6%, increase in the average balance of loans to $503.1 million for the year ended June 30, 2020, partially offset by a 6 basis point, or 1.3%, decrease in the average yield on loans to 4.56% from 4.61%. Interest on securities increased $264,000, or 7.6%, due to a $14.5 million increase in the average balance of securities to $146.7 million at June 30, 2020 from $132.2 million at June 30, 2019, partially offset by a 8 basis point, or 3.0%, decrease in the average yield on securities to 2.54% for the year ended June 30, 2020 from 2.62% for the year ended June 30, 2019.

Interest Expense. Interest expense decreased $160,000, or 1.8%, to $8.7 million for the year ended June 30, 2020 from $8.9 million for the year ended June 30, 2019. The decrease was primarily due to lower market rates of interest on FHLB advances during the period, partially offset by increased average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $593,000, or 8.1%, to $7.9 million for the year ended June 30, 2020, from $7.3 million for the year ended June 30, 2019. This increase was primarily due to an increase in the average balance of interest-bearing deposits to $521.8 million for the year ended June 30, 2020, from $488.1 million for the year ended June 30, 2019, and also a 2 basis point, or 1.1% increase in the average cost of interest-bearing deposits to 1.52% from 1.50%.

Interest expense on borrowings, including FHLB advances, our line of credit at CIBC Bank USA, and repurchase agreements, decreased $753,000, or 49.0%, to $784,000 for the year ended June 30, 2020 from $1.5 million for the year ended June 30, 2019. This decrease was due to an 60 basis point decrease in the average cost of such borrowings to 1.82% for the year ended June 30, 2020 from 2.42% for the year ended June 30, 2019, and by a $20.4 million, or 32.2%, decrease in the average balance of borrowings to $43.0 million for the year ended June 30, 2020 from $63.4 million for the year ended June 30, 2019.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $128,000 for the year ended June 30, 2020, compared to a provision for loan losses of $407,000 for the year ended June 30, 2019. The allowance for loan losses was $6.2 million, or 1.21% of total loans, or 1.27% of total loans excluding PPP loans, at June 30, 2020, compared to $6.3 million, or 1.28% of total loans, at June 30, 2019. Non-performing loans decreased during the year ended June 30, 2020, to $709,000, from $767,000 at June 30, 2019. During the year ended June 30, 2020, net charge-offs of $222,000 were recorded, while during the year ended June 30, 2019, $24,000 in net charge-offs were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2020	Year Ended June 30, 2019
Allowance to non-performing loans	879.27%	825.03%
Allowance to total loans outstanding at the end of the period	1.21%	1.28%
Allowance to total loans outstanding, excluding PPP loans, at end of the period	1.27%	1.28%
Net charge-offs to average total loans outstanding during the period, annualized	0.04%	0.00%
Total non-performing loans to total loans	0.14%	0.16%
Total non-performing assets to total assets	0.15%	0.21%

Noninterest Income. Noninterest income increased $651,000, or 15.7%, to $4.8 million for the year ended June 30, 2020 from $4.2 million for the year ended June 30, 2019. The increase was primarily due to an increase in in the gain on the sale of loans, an increase in the net realized gain on sale of available-for-sale securities, and an increase in other service charges and fees, partially offset by a decrease in mortgage banking income, net, and a decrease in brokerage commissions. For the year ended June 30, 2020, gains on the sale of loans increased $458,000 to $801,000, the net realized gain on sale of available-for-sale securities increased $256,000 to $267,000, and other service charges and fees increased $88,000 to $367,000, while mortgage banking income, net decreased $117,000 to $119,000, and brokerage commissions decreased $70,000 to $911,000. The increase in the gain on the sale of loans was the result of an increase in loans sold, the increase in the gain on sale of available-for-sale securities was due to more securities sold for a gain in the year ended June 30, 2020, and the increase in other service charges and fees was due to more fees collected in the year ended June 30, 2020. The decrease in mortgage banking income, net was the result of a decrease in the valuation of mortgage servicing rights, and the decrease in brokerage commissions due to a decrease in commissions on annuities.

Noninterest Expense. Noninterest expense increased $314,000, or 1.9%, to $17.1 million for the year ended June 30, 2020 from $16.8 million for the year ended June 30, 2019. The largest components of this increase were compensation and benefits, which increased $426,000, or 4.0%, office occupancy, which increased $56,000, or 6.3%, equipment expense, which increased $187,000, or 13.6%, and professional services, which increased $87,000, or 24.5%. These increases were partially offset by decreases in federal deposit insurance fees, which decreased $148,000, or 87.6%, and other expenses, which decreased $336,000, or 16.7%. Compensation and benefits increased due to increased staffing changes, normal salary increases and increased medical costs. Office occupancy and equipment expense increased as a result of the addition of the Champaign office. The increase in professional services was due to additional legal services received in the year ended June 30, 2020, compared to the year ended June 30, 2019. The federal deposit insurance premium decreased as a result of receiving an FDIC small bank assessment credit in the year ended June 30, 2020. Other expenses decreased due to expenses related to foreclosed assets held for sale in the year ended June 30, 2019.

Income Tax Expense. We recorded a provision for income tax of $1.6 million for the year ended June 30, 2020, compared to a provision for income tax of $1.3 million for the year ended June 30, 2019, reflecting effective tax rates of 27.9% and 26.7%, respectively.

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

	For the Fiscal Years Ended June 30,
	2020			2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$128,915	$5,950	4.62%	$131,494	$5,909	4.49%	$139,529	$5,866	4.20%
Multi-family	103,710	4,414	4.26	107,282	4,543	4.23	97,767	3,857	3.95
Commercial	145,978	6,544	4.48	148,344	6,672	4.50	138,351	5,584	4.04
Home equity lines of credit	8,916	420	4.71	9,033	437	4.84	8,269	358	4.33
Construction loans	19,098	946	4.95	13,931	745	5.35	10,945	491	4.49
Commercial business loans	89,023	4,254	4.78	77,548	4,148	5.35	66,962	3,092	4.62
Consumer loans	7,410	389	5.25	7,288	379	5.20	7,923	368	4.64

Total loans	503,050	22,917	4.56	494,920	22,833	4.61	469,746	19,616	4.18

Securities:
U.S. government, federal agency and government-sponsored enterprises	13,636	354	2.60	27,816	711	2.56	22,594	543	2.40
U.S. government sponsored mortgage-backed securities	131,059	3,327	2.54	101,530	2,700	2.66	93,247	2,345	2.51
State and political subdivisions	1,981	46	2.32	2,812	52	1.85	3,103	65	2.09

Total securities	146,676	3,727	2.54	132,158	3,463	2.62	118,944	2,953	2.48
Other	15,586	338	2.17	16,512	429	2.60	9,276	225	2.43

Total interest-earning assets	665,312	26,982	4.06	643,590	26,725	4.15	597,966	22,794	3.81

Noninterest-earning assets	28,160			23,054			17,948

Total assets	$693,472			$666,644			$615,914

Interest-bearing liabilities:
Interest-bearing checking or NOW	$63,964	188	0.29	$50,668	141	0.28	$46,299	66	0.14
Savings accounts	46,552	164	0.35	43,183	178	0.41	43,159	102	0.24
Money market accounts	103,150	1,053	1.02	97,555	1,254	1.29	96,984	853	0.88
Certificates of deposit	308,089	6,505	2.11	296,692	5,744	1.94	256,250	3,429	1.34

Total interest-bearing deposits	521,755	7,910	1.52	488,098	7,317	1.50	442,692	4,450	1.01
Borrowings and repurchase agreements	43,023	784	1.82	63,417	1,537	2.42	63,997	839	1.31

Total interest-bearing liabilities	564,778	8,694	1.54	551,515	8,854	1.61	506,689	5,289	1.04

Noninterest-bearing liabilities	48,577			34,440			26,193

Total liabilities	613,355			585,955			532,882
Equity	80,117			80,689			83,032

Total liabilities and equity	693,472			666,644			615,914

Net interest income		$18,288			$17,871			$17,505

Net interest rate spread (2)			2.52%			2.54%			2.77%
Net interest-earning assets (3)	$100,534			$92,075			$91,277

Net interest margin (4)			2.75%			2.78%			2.93%
Average interest-earning assets to interest-bearing liabilities	118%			117%			118%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2020 vs. 2019			Fiscal Years Ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$348	$(264)	$84	$1,102	$2,115	$3,217
Securities	372	(108)	264	338	172	510
Other	(23)	(68)	(91)	187	17	204

Total interest-earning assets	$697	$(440)	$257	$1,627	$2,304	$3,931

Interest-bearing liabilities:
Interest-bearing checking or NOW	$41	$6	$47	$6	$69	$75
Savings accounts	13	(27)	(14)	—	76	76
Certificates of deposit	232	529	761	603	1,712	2,315
Money market accounts	70	(271)	(201)	5	396	401

Total interest-bearing deposits	356	237	593	614	2,253	2,867
Federal Home Loan Bank advances	(425)	(328)	(753)	(8)	706	698

Total interest-bearing liabilities	$(69)	$(91)	$(160)	$606	$2,959	$3,565

Change in net interest income	$766	$(349)	$417	$1,021	$(655)	$366

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

In addition, changes in interest rates can affect the fair values of our financial instruments. For additional information regarding the fair values of our assets and liabilities, see Note 18 to the Notes to our Consolidated Financial Statements.

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

The tables below illustrate the simulated impact of rate shock scenarios up to 400 basis points over a two-year period on our earnings at risk for net interest income. The earnings at risk tables show net interest income decreasing in a rising rate environment. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2020 resulting from immediate rate shocks ranging from -400 basis points to +400 basis points..

Earnings at Risk

Change in Interest Rates (basis points)	% Change in Net Interest Income
	6/30/21	6/30/22
+400	(1.55)	(1.32)
+300	(0.91)	(0.43)
+200	(0.69)	(0.18)
+100	(0.69)	(0.48)
0
-100	(3.63)	(4.50)
-200	(7.70)	(8.77)
-300	(11.75)	(13.03)
-400	(12.79)	(14.14)

Net Economic Value of Equity (NEVE) at Risk

Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE
+400	75,872	(13.75)
+300	80,690	(8.27)
+200	85,784	(2.48)
+100	88,713	0.85
0	87,966
-100	90,789	3.21
-200	93,016	5.74
-300	95,404	8.46
-400	96,100	9.25

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2020 and 2019, our liquidity ratio averaged 22.9% and 21.4% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2020.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2020, cash and cash equivalents totaled $33.5 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2020, we had $16.9 million in loan commitments outstanding, and $86.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2020 totaled $248.4 million, or 41.3% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2019. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2020 and 2019, we originated $283.1 million and $156.2 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net decrease in total deposits of $5.3 million for the year ended June 30, 2020, and a net increase in total deposits of $126.6 million for the year ended June 30, 2019. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $34.5 million at June 30, 2020. At June 30, 2020, we had the ability to borrow up to an additional $126.8 million from the Federal Home Loan Bank of Chicago based on our collateral and had the ability to borrow an additional $26.7 million from the Federal Reserve based upon current collateral pledged.

Iroquois Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2020, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See Note 13 Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 20 Commitments and Credit Risk of the notes to the financial statements included in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2020. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2020 is effective.

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

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 23, 2020 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2020 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2012 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of IF Bancorp, Inc. (2)
4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)
4.6	Description of Registrant’s Securities (10)
10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (3)
10.2	Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (3)
10.3	Change in Control Agreement of Pamela J. Verkler (4)
10.4	Change in Control Agreement of Thomas J. Chamberlain (9)
10.5	Amendment One to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (5)
10.6	Amendment One to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (5)
10.7	Amendment Two to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (6)
10.8	Amendment Two to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (6)
10.9	Directors Non Qualified Retirement Plan (1)
10.10	IF Bancorp, Inc. 2012 Equity Incentive Plan (7)
21.0	List of Subsidiaries (1)
23.0	Consent of BKD, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (8)
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2020 and 2019, (ii) the Consolidated Statements of Income for the years ended June 30, 2020 and 2019 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2020 and 2019, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2020 and 2019, and (vi) the notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2018.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017.

(7)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2012.
(8)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(9)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 11, 2017.
(10)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 12, 2019.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 14, 2020	By:	/s/ Walter H. Hasselbring, III
Walter H. Hasselbring, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Walter H. Hasselbring, III	President, Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2020
Walter H. Hasselbring, III

/s/ Pamela J. Verkler	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2020
Pamela J. Verkler

/s/ Gary Martin	Chairman of the Board	September 14, 2020
Gary Martin

/s/ Alan D. Martin	Director	September 14, 2020
Alan D. Martin

/s/ Joseph A. Cowan	Director	September 14, 2020
Joseph A. Cowan

/s/ Wayne A. Lehmann	Director	September 14, 2020
Wayne A. Lehmann

/s/ Dennis C. Wittenborn	Director	September 14, 2020
Dennis C. Wittenborn

/s/ Rodney E. Yergler	Director	September 14, 2020
Rodney E. Yergler

IF Bancorp, Inc.

Report of Independent Registered Public Accounting Firm and

Consolidated Financial Statements

June 30, 2020 and 2019

IF Bancorp, Inc.

June 30, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

IF Bancorp, Inc.

Watseka, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (Company) as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BKD, LLP

Decatur, Illinois
September 14, 2020

IF Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2020 and 2019

(in thousands)

Assets
	2020	2019
Cash and due from banks	$31,529	$57,994
Interest-bearing demand deposits	1,938	1,606

Cash and cash equivalents	33,467	59,600

Interest-bearing time deposits in banks	3,000	3,000
Available-for-sale securities	162,394	146,291
Loans, net of allowance for loan losses of $6,234 and $6,328 at June 30, 2020 and 2019, respectively	509,817	487,774
Premises and equipment, net of accumulated depreciation of $8,016 and $7,345 at June 30, 2020 and 2019, respectively	10,193	10,706
Federal Home Loan Bank stock, at cost	3,028	1,174
Foreclosed assets held for sale	386	778
Accrued interest receivable	1,908	2,142
Bank-owned life insurance	9,345	9,072
Mortgage servicing rights	715	853
Deferred income taxes	630	2,066
Other	634	414

Total assets	$735,517	$723,870

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$87,486	$80,442
Savings, NOW and money market	232,723	196,296
Certificates of deposit	269,152	290,761
Brokered certificates of deposit	12,339	39,524

Total deposits	601,700	607,023

Repurchase agreements	3,738	2,015
Federal Home Loan Bank advances	34,500	24,000
Line of credit and other borrowings	3,000	—
Advances from borrowers for taxes and insurance	519	747
Accrued post-retirement benefit obligation	3,306	2,919
Accrued interest payable	537	801
Other	5,653	3,904

Total liabilities	652,953	641,409

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 3,240,376 and 3,578,252 shares issued and outstanding at June 30, 2020 and 2019, respectively	32	36
Additional paid-in capital	49,239	48,813
Unearned ESOP shares, at cost, 211,695 and 230,940 shares at June 30, 2020 and 2019, respectively	(2,117)	(2,309)
Retained earnings	31,207	35,356
Accumulated other comprehensive income, net of tax	4,203	565

Total stockholders’ equity	82,564	82,461

Total liabilities and stockholders’ equity	$735,517	$723,870

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Income

Years Ended June 30, 2020 and 2019

(in thousands)

	2020	2019
Interest Income
Interest and fees on loans	$22,917	$22,833
Securities
Taxable	3,652	3,341
Tax-exempt	75	122
Federal Home Loan Bank dividends	71	150
Deposits with financial institutions	267	279

Total interest and dividend income	26,982	26,725

Interest Expense
Deposits	7,910	7,317
Federal Home Loan Bank advances and repurchase agreements	651	1,537
Line of credit and other borrowings	133	—

Total interest expense	8,694	8,854

Net Interest Income	18,288	17,871

Provision for Loan Losses	128	407

Net Interest Income After Provision for Loan Losses	18,160	17,464

Noninterest Income
Customer service fees	340	367
Other service charges and fees	367	279
Insurance commissions	630	660
Brokerage commissions	911	981
Net realized gains on sale of available-for-sale securities	267	11
Mortgage banking income, net	119	236
Gain on sale of loans	801	343
Bank-owned life insurance income, net	273	269
Other	1,102	1,013

Total noninterest income	4,810	4,159

Noninterest Expense
Compensation and benefits	$11,070	$10,644
Office occupancy	943	887
Equipment	1,564	1,377
Federal deposit insurance	21	169
Loss (gain) sale of foreclosed assets	27	(3)
Stationary, printing and office	128	107
Advertising	499	503
Professional services	442	355
Supervisory examination	154	165
Audit and accounting services	136	138
Organizational dues and subscriptions	49	44
Insurance bond premiums	163	150
Telephone and postage	213	223
Other	1,677	2,013

Total noninterest expense	17,086	16,772

Income Before Income Tax	5,884	4,851
Provision for Income Taxes	1,639	1,293

Net Income	$4,245	$3,558

Earnings Per Share:
Basic	$1.37	$1.02
Diluted	$1.35	$1.01
Dividends Paid Per Share	$0.30	$0.25

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2020 and 2019

(in thousands)

	2020	2019
Net Income	$4,245	$3,558

Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $1,621 and $1,860 for 2020 and 2019, respectively	4,065	3,777

Less: reclassification adjustment for realized gains included in net income, net of taxes of $76 and $3 for 2020 and 2019, respectively	191	8

	3,874	3,769

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(123) and $(4) for 2020 and 2019, respectively	(236)	(96)

Other comprehensive income, net of tax	3,638	3,673

Comprehensive Income	$7,883	$7,231

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2020 and 2019

(in thousands)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total
Balance, July 1, 2018	$39	$48,361	$(2,502)	$38,885	$(3,108)	$81,675

Net income	—	—	—	3,558	—	3,558

Other comprehensive income	—	—	—	—	3,673	3,673

Dividends on common stock, $0.25 per share	—	—	—	(868)	—	(868)

Stock equity plan	—	225	—	—	—	225

Stock repurchase, 293,156 shares, average price $21.22 each	(3)	—	—	(6,219)	—	(6,222)

ESOP shares earned, 19,245 shares	—	227	193	—	—	420

Balance, June 30, 2019	36	48,813	(2,309)	35,356	565	82,461

Net income	—	—	—	4,245	—	4,245

Other comprehensive income	—	—	—	—	3,638	3,638

Dividends on common stock, $0.30 per share	—	—	—	(939)	—	(939)

Stock equity plan	—	223	—	—	—	223

Stock repurchase, 337,876 shares, average price $22.08 each	(4)	—	—	(7,455)	—	(7,459)

ESOP shares earned, 19,245 shares	—	203	192	—	—	395

Balance, June 30, 2020	$32	$49,239	$(2,117)	$31,207	$4,203	$82,564

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2020 and 2019

(in thousands)

	2020	2019
Operating Activities
Net income	$4,245	$3,558
Items not requiring (providing) cash
Depreciation	671	628
Provision for loan losses	128	407
Amortization of premiums and discounts on securities	304	83
Deferred income taxes	(15)	76
Net realized gains on loan sales	(801)	(343)
Net realized gains on sales of available-for-sale securities	(267)	(11)
(Gain) loss on foreclosed real estate held for sale	27	(3)
Bank-owned life insurance income, net	(273)	(269)
Originations of loans held for sale	(40,615)	(16,836)
Proceeds from sales of loans held for sale	41,318	17,082
ESOP compensation expense	395	420
Stock equity plan expense	223	225
Changes in
Accrued interest receivable	234	(321)
Other assets	(219)	306
Accrued interest payable	(264)	613
Post-retirement benefit obligation	57	57
Other liabilities	1,748	125

Net cash provided by operating activities	6,896	5,797

Investing Activities
Net change in interest bearing time deposits	—	(1,250)
Purchases of available-for-sale securities	(52,052)	(42,148)
Proceeds from the sales of available-for-sale securities	15,712	6,852
Proceeds from maturities and pay-downs of available-for-sale securities	25,619	20,555
Net change in loans	(22,165)	(17,950)
Purchase of premises and equipment	(158)	(1,108)
Proceeds from the sale of foreclosed assets	595	5,803
Purchase of Federal Home Loan Bank stock	(1,854)	(1,440)
Redemption of Federal Home Loan Bank stock	—	3,551

Net cash used in investing activities	(34,303)	(27,135)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$43,471	$59,897
Net increase (decrease) in certificates of deposit, including brokered certificates	(48,794)	66,705
Net increase (decrease) in advances from borrowers for taxes and insurance	(228)	438
Proceeds from Federal Home Loan Bank advances	101,500	111,500
Repayment of Federal Home Loan Bank advances	(91,000)	(155,000)
Proceeds from other borrowings	5,000	—
Repayments of other borrowings	(2,000)	—
Net increase (decrease) in repurchase agreements	1,723	(266)
Dividends paid	(939)	(868)
Purchases of common stock	(7,459)	(6,222)

Net cash provided by financing activities	1,274	76,184

Increase (Decrease) in Cash and Cash Equivalents	(26,133)	54,846
Cash and Cash Equivalents, Beginning of Year	59,600	4,754

Cash and Cash Equivalents, End of Year	$33,467	$59,600

Supplemental Cash Flows Information
Interest paid	$8,958	$8,241
Income taxes paid (net of refunds)	$1,145	$365
Foreclosed assets acquired in settlement of loans	$230	$6,359

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

IF Bancorp, Inc., (“IF Bancorp” or the “Company”) is a Maryland corporation whose principal activity is the ownership and management of its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”).

The Association provides a full range of banking and financial services to individual and corporate customers from our seven full-service banking offices located in the municipalities of Watseka, Danville, Clifton, Hoopeston, Savoy, Bourbonnais, and Champaign, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. Our primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the adjacent counties in Illinois and Indiana. Our loan production and wealth management office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Association. The Company and Association are subject to competition from other financial institutions. The Company and Association are also subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

June 30, 2020 and 2019

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2020 and 2019, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.

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

June 30, 2020 and 2019

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

June 30, 2020 and 2019

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

June 30, 2020 and 2019

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation on available-for-sale securities and changes in the funded status of the postretirement health benefit plan.

Stock-based Compensation Plans

At June 30, 2020 and 2019, the Company has stock-based compensation plans (stock options and restricted stock) which are described more fully in Note 16.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

COVID-19

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be adversely impacted. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations is uncertain.

Transfers between Fair Value Hierarchy Levels

Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Reclassifications

Certain reclassifications have been made to the 2019 financial statements to conform to the 2020 financial statement presentation. These reclassifications had no effect on income.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update will be effective for interim and annual periods beginning after December 15, 2022. As we prepare for the adoption of ASU 2016-13, we have engaged a firm specializing in ALLL modeling and have begun transition modeling so we will be ready for the required adoption. As of June 30, 2020, model installation and testing continues and we are still evaluating the test runs for accuracy and directional consistency required to reach a reliable determination as to the final expected impact that the adoption of ASU 2016-13 will have on the consolidated financial statements.

Note 2: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2020:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$7,528	$708	$—	$8,236
Mortgage-backed:
GSE residential	143,033	6,044	(222)	148,855
Small Business Administration	3,578	62	—	3,640
State and political subdivisions	1,449	215	(1)	1,663

	$155,588	$7,029	$(223)	$162,394

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

June 30, 2019:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$12,654	$296	$—	$12,950
Mortgage-backed:
GSE residential	124,615	1,231	(336)	125,510
Small Business Administration	4,911	25	(1)	4,935
State and political subdivisions S	2,725	171	—	2,896

	$144,905	$1,723	$(337)	$146,291

With the exception of Mortgage-backed-GSE residential securities with a book value of $143,033,000 and a market value of $148,855,000 at June 30, 2020, the Company held no securities at June 30, 2020 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at June 30, 2020 and 2019 were issued by government sponsored enterprises.

The amortized cost and fair value of available-for-sale securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	6,100	6,658
Five to ten years	4,458	4,856
After ten years	1,997	2,025

	12,555	13,539
Mortgage-backed securities	143,033	148,855

Totals	$155,588	$162,394

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $66,186,000 at June 30, 2020 and $57,921,000 at June 30, 2019.

Gross gains of $295,000 and $96,000 and gross losses of $28,000 and $85,000 resulting from sales of available-for-sale securities were realized for 2020 and 2019, respectively. The tax provision applicable to these net realized gains amounted to approximately $76,000 and $3,000 for 2020 and 2019, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2020 and 2019, was $24,574,000 and $47,146,000, respectively, which is approximately 16% and 32% of the Company’s available-for-sale investment portfolio. These declines in fair value at June 30, 2020 and 2019, resulted from changes in market interest rates and are considered temporary.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and 2019:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020:

Mortgage-backed:
GSE residential	$22,162	$(116)	$2,351	$(106)	$24,513	$(222)
State and political subdivisions	61	(1)	—	—	61	(1)

Total temporarily impaired securities	$22,223	$(117)	$2,351	$(106)	$24,574	$(223)

June 30, 2019:

Mortgage-backed:
GSE residential	$15,167	$(72)	$31,049	$(264)	$46,216	$(336)
Small Business Administration	930	(1)	—	—	930	(1)

Total temporarily impaired securities	$16,097	$(73)	$31,049	$(264)	$47,146	$(337)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at June 30, 2020 and 2019, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020 and 2019.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Note 3: Loans and Allowance for Loan Losses

Classes of loans at June 30, include:

	2020	2019
Real estate loans
One- to four-family, including home equity loans	$128,876	$129,290
Multi-family	96,195	104,663
Commercial	145,113	143,367
Home equity lines of credit	8,551	8,938
Construction	22,042	16,113
Commercial	107,581	84,246
Consumer	7,529	7,136

	515,887	493,753
Less
Unearned fees and discounts, net	(164)	(349)
Allowance for loan losses	6,234	6,328

Loans, net	$509,817	$487,774

The Company had loans held for sale included in one- to four-family real estate loans totaling $552,000 and $316,000 as of June 30, 2020 and 2019, respectively.

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

June 30, 2020 and 2019

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

June 30, 2020 and 2019

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

June 30, 2020 and 2019

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

Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of June 30, 2020, the Company had 295 loans totaling $26.2 million.

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

June 30, 2020 and 2019

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

Loan Concentrations

The loan portfolio includes a concentration of loans secured by commercial real estate properties, including commercial real estate construction loans, amounting to $256,015,000 and $260,888,000 as of June 30, 2020 and 2019, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $4,181,000 and $4,844,000 at June 30, 2020 and 2019, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $23,950,000 and $29,524,000 at June 30, 2020 and 2019, respectively, of which $8,126,000 and $12,025,000, at June 30, 2020 and 2019 were outside of our primary market area. These participation loans are secured by real estate and other business assets.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2020 and 2019:

	2020
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,031	$1,642	$1,623	$89
Provision charged to expense	50	(128)	83	(2)
Losses charged off	(40)	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,044	$1,514	$1,706	$87

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,044	$1,514	$1,706	$87

Loans:
Ending balance	$128,876	$96,195	$145,113	$8,551

Ending balance: individually evaluated for impairment	$1,336	$—	$—	$15

Ending balance: collectively evaluated for impairment	$127,540	$96,195	$145,113	$8,536

	2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$213	$1,659	$71	$6,328
Provision charged to expense	27	84	14	128
Losses charged off	—	(191)	(37)	(268)
Recoveries	—	31	12	46

Balance, end of year	$240	$1,583	$60	$6,234

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$240	$1,583	$60	$6,234

Loans:
Ending balance	$22,042	$107,581	$7,529	$515,887

Ending balance: individually evaluated for impairment	$—	$304	$5	$1,660

Ending balance: collectively evaluated for impairment	$22,042	$107,277	$7,524	$514,227

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

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

June 30, 2020 and 2019

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

June 30, 2020 and 2019

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

June 30, 2020 and 2019

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

June 30, 2020 and 2019

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

The following tables present the credit risk profile of the Company’s loan portfolio, as of June 30, 2020 and 2019, based on rating category and payment activity:

	Real Estate Loans
June 30, 2020	One- to four-family	Multi- family	Commercial	Home Equity Lines of Credit	Construction
Pass	$127,279	$95,925	$143,727	$8,402	$22,042
Watch	775	—	1,073	134	—
Substandard	822	270	313	15	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$128,876	$96,195	$145,113	$8,551	$22,042

June 30, 2020, (Continued)	Commercial	Consumer	Total
Pass	$105,605	$7,524	$510,504
Watch	1,651	—	3,633
Substandard	81	5	1,506
Doubtful	244	—	244
Loss	—	—	—

Total	$107,581	$7,529	$515,887

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

	Real Estate Loans
June 30, 2019	One- to four-family	Multi- family	Commercial	Home Equity Lines of Credit	Construction
Pass	$127,386	$104,504	$142,076	$8,918	$16,113
Watch	—	—	1,040	—	—
Substandard	1,904	159	251	20	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$129,290	$104,663	$143,367	$8,938	$16,113

June 30, 2019, (Continued)	Commercial	Consumer	Total
Pass	$81,906	$7,107	$488,010
Watch	1,375	—	2,415
Substandard	965	19	3,318
Doubtful	—	10	10
Loss	—	—	—

Total	$84,246	$7,136	$493,753

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2020 and 2019:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2020
Real estate loans:
One- to four-family	$1,034	$225	$385	$1,644	$127,232	$128,876	$304
Multi-family	—	—	—	—	96,195	96,195	—
Commercial	172	95	—	267	144,846	145,113	—
Home equity lines of credit	—	—	—	—	8,551	8,551	—
Construction	—	—	—	—	22,042	22,042	—
Commercial	—	4	244	248	107,333	107,581	—
Consumer	24	43	—	67	7,462	7,529	—

Total	$1,230	$367	$629	$2,226	$513,661	$515,887	$304

June 30, 2019
Real estate loans:
One- to four-family	$1,515	$255	$481	$2,251	$127,039	$129,290	$226
Multi-family	422	—	—	422	104,241	104,663	—
Commercial	74	6	12	92	143,275	143,367	—
Home equity lines of credit	—	26	20	46	8,892	8,938	—
Construction	—	—	—	—	16,113	16,113	—
Commercial	291	—	60	351	83,895	84,246	—
Consumer	99	—	29	128	7,008	7,136	—

Total	$2,401	$287	$602	$3,290	$490,463	$493,753	$226

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $1.3 million in troubled debt restructurings that were classified as impaired.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2020 and 2019:

	June 30, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
Loans without a specific allowance:
Real estate loans:
One- to four-family	$1,336	$1,336	$—	$1,388	$61	$62
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	3	—	—
Home equity lines of credit	15	15	—	18	—	—
Construction	—	—	—	—	—	—
Commercial	304	304	—	382	23	25
Consumer	5	5	—	9	—	—
Loans with a specific allowance:
Real estate loans:
One- to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Real estate loans:
One- to four-family	$1,336	$1,336	$—	$1,388	$61	$62
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	3	—	—
Home equity lines of credit	15	15	—	18	—	—
Construction	—	—	—	—	—	—
Commercial	304	304	—	382	23	25
Consumer	5	5	—	9	—	—

Total	$1,660	$1,660	$—	$1,800	$84	$87

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

The following table presents the Company’s nonaccrual loans at June 30, 2020 and 2019:

	2020	2019
Real estate loans
One- to four-family, including home equity loans	$81	$414
Multi-family	—	—
Commercial	—	18
Home equity lines of credit	15	20
Construction	—	—
Commercial	304	60
Consumer	5	29

Total	$405	$541

At June 30, 2020 and 2019, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of June 30, 2020 and 2019. With the exception of a single one- to four-family loan for $127,000, all were performing according to the terms of the restructuring as of June 30, 2020, and with the exception of three one- to four-family loans totaling $8,000, one home equity line of credit for $20,000, and one consumer loan for $2,000, all loans were performing according to the terms of restructuring as of June 30, 2019. As of June 30, 2020 all loans listed were on nonaccrual except for nine one- to four-family residential loans totaling $1.3 million. As of June 30, 2019 all loans listed were on nonaccrual except for ten one- to four-family residential loans totaling $1.3 million, one home equity line of credit for $1,000.

	June 30, 2020	June 30, 2019
Real estate loans
One- to four-family	$1,256	$1,475
Multi-family	—	—
Commercial	—	6
Home equity lines of credit	15	22

Total real estate loans	1,271	1,503

Construction	—	—
Commercial	59	—
Consumer	—	2

Total	$1,330	$1,505

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

The following table represents loans modified as troubled debt restructurings during the years ending June 30, 2020 and 2019:

	Year Ended June 30, 2020		Year Ended June 30, 2019
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Real estate loans:
One- to four-family	—	$—	1	$159
Home equity lines of credit	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—

Total real estate loans	—	—	1	159

Construction	—	—	—	—
Commercial	1	61	—	—
Consumer loans	—	—	—	—

Total	1	$61	1	$159

2020 Modifications

During the year ended June 30, 2020, the Company modified one commercial business loan in the amount of $61,000. This modification included a decrease in interest rate and a maturity concession.

2019 Modifications

During the year ended June 30, 2019, the Company modified a single one- to four-family loan in the amount of $166,000. This modification did not include any concessions, but was considered a TDR since the customer was in bankruptcy.

COVID-19 Modifications

Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. During the year ended June 30, 2020, the Company had 176 COVID-19 loan modifications for a total of $85.6 million. These modifications allowed borrowers to pay interest only for up to six months.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

TDRs with Defaults

The Company had one TDR, a one- to four-family residential loans for $127,000 that was in default as of June 30, 2020, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2020. The Company had six TDRs, four one- to four-family residential loans for $144,000, one home equity line of credit for $20,000, and one consumer loan for $2,000 that were in default as of June 30, 2019, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2019. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of June 30, 2020 and 2019, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $186,000 and $539,000, respectively. In addition, as of June 30, 2020 and 2019, we had residential mortgage loans and home equity loans with a carrying value of $41,000 and $200,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 4: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2020	2019
Land	$1,976	$1,976
Buildings and improvements	11,338	11,319
Furniture and equipment	4,895	4,756

	18,209	18,051
Less accumulated depreciation	8,016	7,345

Net premises and equipment	$10,193	$10,706

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Note 5: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $116,696,000 and $99,021,000 at June 30, 2020 and 2019, respectively.

Custodial escrow balances in connection with the foregoing loan servicing were $672,000 and $652,000 at June 30, 2020 and 2019, respectively.

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2020 and 2019 was $715,000 and $853,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2020	2019
Fair value, beginning of period	$853	$866
Additions:
Servicing assets resulting from asset transfers	255	144
Subtractions:
Payments received and loans refinanced	(99)	(112)
Changes in fair value, due to changes in valuation inputs or assumptions	(294)	(45)

Fair value, end of period	$715	$853

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 6: Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $276,821,000 at June 30, 2020 and $260,311,000 at June 30, 2019.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

The following table represents interest expense by deposit type:

	2020	2019
Savings, NOW, and Money Market	$1,405	$1,574
Certificates of deposit	5,962	4,954
Brokered certificates of deposit	543	789

Total deposit interest expense	$7,910	$7,317

At June 30, 2020, the scheduled maturities of time deposits; including brokered time deposits, are as follows:

2021	$248,359
2022	23,848
2023	6,928
2024	1,490
2025 and thereafter	866

$281,491

Note 7: Federal Home Loan Bank Advances

The Federal Home Loan Bank advances totaled $34,500,000 and $24,000,000 as of June 30, 2020 and 2019, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate, and HELOC loans totaling $315,819,000 at June 30, 2020. Advances at June 30, 2020, at interest rates from 0.00 to 2.89 percent are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2020, are:

2021	$19,500
2022	—
2023	5,000
2024	10,000
2025	—
Thereafter	—

$34,500

Note 8: Lines of Credit

In September of 2019, the Company secured a revolving line of credit up to $7.5 million from CIBC BANK USA for general corporate purposes. The Company has a current balance of $3.0 million at an interest rate of 2.50%. The current note matures in September, 2020.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Note 9: Repurchase Agreements

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The carrying value of securities sold under agreement to repurchase amounted to $3.7 million at June 30, 2020 and $2.0 million at June 30, 2019. At June 30, 2020, approximately $2.0 million of our repurchase agreements had an overnight maturity, while the remaining $1.7 million in repurchase agreements had a term of 30 to 90 days. The maximum amount of outstanding agreements at any month-end during 2020 and 2019 totaled $3,939,000 and $2,840,000, respectively, and the monthly average of such agreements totaled $3,398,000 and $2,400,000 for 2020 and 2019, respectively. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Note 10: Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois and Missouri. During the years ended June 30, 2020 and 2019, the Company did not recognize expense for interest or penalties.

The provision for income taxes includes these components:

	2020	2019
Taxes currently payable	$1,654	$1,217
Deferred income taxes	(15)	76

Income tax expense	$1,639	$1,293

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2020	2019
Computed at the statutory rate of 21.0%	$1,236	$1,019
Increase (decrease) resulting from
Tax exempt interest	(16)	(26)
Cash surrender value of life insurance	(57)	(56)
State income taxes	441	329
Other	35	27

Actual tax expense	$1,639	$1,293

Tax rate as a percentage of pre-tax income	27.9%	26.7%

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2020	2019
Deferred tax assets
Allowance for loan losses	$1,776	$1,802
Accrued retirement liability	677	651
Deferred compensation	468	422
Deferred loan fees	291	83
Postretirement health plan	264	170
Accrued vacation	66	46
MPF recourse liability	97	66
Deferred revenue Mastercard	23	27
Stock options – Directors	50	42
Restricted stock	11	(9)
Accrued professional services	18	—
Other	7	12

	3,748	3,312

Deferred tax liabilities
Depreciation	(731)	(426)
Mortgage servicing rights	(204)	(243)
Deferred loan expense	(181)	(182)
Unrealized gains on available-for-sale securities	(1,940)	(395)
Prepaid expenses	(62)	—

	(3,118)	(1,246)

Net deferred tax asset	$630	$2,066

Retained earnings at both June 30, 2020 and 2019, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $466,000 at both June 30, 2020 and 2019.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Note 11: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2020	2019
Net unrealized gains on securities available for sale	$6,805	$1,386
Net unrealized postretirement health benefit plan obligations	(926)	(596)

	5,879	790
Tax effect	(1,676)	(225)

Net-of-tax amount	$4,203	$565

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Note 12: Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2020 and 2019, were as follows:

	Amounts Reclassified
	From AOCI
			Affected Line Item in the
			Condensed Consolidated
	2020	2019	Statements of Income
Realized gains on available-for-sale securities	$267	$11	Net realized gains on sale of available-for-sale securities
Amortization of defined benefit pension items:
Actuarial losses	359	104	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	626	115
Tax expense	199	11	Provision for Income Tax

Total reclassification out of AOCI	$427	$104	Net Income

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have issued a final rule setting the Community Bank Leverage Ratio at 9%, effective with the quarter ended March 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which temporarily reduced the required Community Bank Leverage Ratio to 8% through the end of 2020, and to 8.5% throughout 2021, before returning to 9% in 2022. The Association “opted in” to elect the Community Bank Leverage Ratio, effective with the quarter ended March 31, 2020.

As of June 30, 2020 and 2019, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized at June 30, 2020, the Association has to maintain a minimum Community Bank Leverage Ratio as disclosed in the table below. To be categorized as well capitalized at June 30, 2019, the

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Association had to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual			Minimum Capital Requirement			Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2020
Community Bank Leverage Ratio		$76,428	10.68%		$57,238	8.00%		$57,238	8.00%
Total capital (to risk-weighted assets)		N/A	N/A		N/A	N/A		N/A	N/A
Tier 1 capital (to risk-weighted assets)		N/A	N/A		N/A	N/A		N/A	N/A
Common Equity Tier 1 capital (to risk-weighted assets)		N/A	N/A		N/A	N/A		N/A	N/A
Tier 1 capital (to adjusted total assets)		76,428	10.68%		28,619	4.00%		35,774	5.00%
Tangible capital (to adjusted tangible assets)		76,428	10.68%		10,732	1.50%		N/A	N/A

As of June 30, 2019
Community Bank Leverage Ratio	$	N/A	N/A %	$	N/A	N/A %	$	N/A	N/A %
Total capital (to risk-weighted assets)		81,624	16.28%		40,119	8.00%		50,149	10.00%
Tier 1 capital (to risk-weighted assets)		75,355	15.03%		30,090	6.00%		40,119	8.00%
Common Equity Tier 1 capital (to risk-weighted assets)		75,355	15.03%		22,567	4.50%		32,597	6.50%
Tier 1 capital (to adjusted total assets)		75,355	10.96%		27,513	4.00%		34,392	5.00%
Tangible capital (to adjusted tangible assets)		75,355	10.96%		10,317	1.50%		N/A	N/A

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

The following is a reconciliation of the Association equity amounts included in the consolidated balance sheets to the amounts reflected for regulatory purposes:

	2020	2019
Association equity	$80,631	$75,920
Less net unrealized gains	4,865	991
Less postretirement benefit plan	(662)	(426)

Tier 1 capital	76,428	75,355
Plus allowance for loan losses subject to limit	6,234	6,269

Total risk-based capital	$82,662	$81,624

The Association’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the previous tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for the calendar year and retained net income for the preceding two calendar years.

Note 14: Related Party Transactions

At June 30, 2020 and 2019, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2020	2019
Balance, beginning of year	$3,033	$3,132
New loans	1,087	756
Repayments	(779)	(855)

Balance, end of year	$3,341	$3,033

Deposits from related parties held by the Company at June 30, 2020 and 2019 totaled $1,526,000 and $1,482,000, respectively.

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Note 15: Employee Benefits

The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $191,000 to the plan in fiscal year 2021.

The Company uses a June 30 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2020	2019
Change in benefit obligation
Beginning of year	$2,919	$2,770
Service cost	53	50
Interest cost	93	107
Actuarial gain	355	106
Benefits paid	(114)	(114)

End of year	$3,306	$2,919

Significant balances, costs and assumptions are:

	Postretirement Plan
	2020	2019
Benefit obligation	$3,306	$2,919
Fair value of plan assets	—	—

Funded status	$(3,306)	$(2,919)

Accumulated benefit obligation	$3,306	$2,919

Amounts recognized in the consolidated balance sheets:
Accrued benefit cost	$3,306	$2,919

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Components of net periodic benefit cost:

	2020	2019
Service cost	$53	$50
Interest cost	93	107
Amortization of (Gain) or Loss	25	16

	$171	$173

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2020	2019
Net loss	$860	$531

Other significant balances and costs are:

	2020	2019
Employer contribution	$114	$114
Benefits paid	114	114
Benefit costs	171	173

Other changes in plan assets and benefit obligations recognized in other comprehensive income are described in Note 12.

The estimated net loss, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $59,000, $0, and $0, respectively.

A discount rate of 3.25% was used for both 2020 and 2019, to determine the benefit obligations and benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	36	(34)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2020, 2021 and 2022, respectively. The rate was assumed to decrease gradually to 5% by the year 2031 and remain at that level thereafter.

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2020:

2021	$137
2022	168
2023	183
2024	199
2025	195
2026-2030	986

The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of compensation that a participant defers. Employer contributions charged to expense for 2020 and 2019 were $81,000 and $68,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2020 and 2019 were $602,000 and $510,000, respectively.

The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent. The deferred compensation charged to expense totaled $249,000 and $220,000 for the years ended June 30, 2020 and 2019, respectively. The agreements’ accrued liability of $1.6 million and $1.5 million as of June 30, 2020 and 2019, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2021	$121
2022	151
2023	133
2024	134
2025	134
Thereafter	3,928

$4,601

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Note 16: Stock-based Compensation

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

A summary of ESOP shares at June 30, 2020 and 2019 are as follows (dollars in thousands):

	2020	2019
Allocated shares	127,102	109,018
Shares committed for release	19,245	19,245
Unearned shares	211,695	230,940

Total ESOP shares	358,042	359,203

Fair value of unearned ESOP shares (1)	$3,652	$4,829

(1)	Based on closing price of $17.25 and $20.91 per share on June 30, 2020, and 2019, respectively.

During the year ended June 30, 2020 and 2019, 1,161 and 6,360 ESOP shares, respectively, were paid to ESOP participants due to separation from service.

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

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 8 years, starting in December 2016. As of June 30, 2020, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

The following table summarizes stock option activity for the year ended June 30, 2020 (dollars in thousands):

	Shares	Weighted- Average Exercise Price/ Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, June 30, 2019	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, June 30, 2020	153,143	$16.63	3.4	$95	(1)

Exercisable, June 30, 2020	130,857	$16.63	3.4	$81	(1)

(1)	Based on closing price of $17.25 per share on June 30, 2020.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the year ended June 30, 2020.

There were 22,286 options that vested during the year ended June 30, 2020 compared to 22,286 stock options that vested during the year ended June 30, 2019. Stock-based compensation expense and related tax benefit was $57,000 and $16,000, respectively, for both the year ended June 30, 2020, and the year ended June 30, 2019, and was recognized in non-interest expense. Total unrecognized compensation cost related to non-vested stock options was $24,000 at June 30, 2020 and is expected to be recognized over a weighted-average period of 0.4 years.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2020:

	Shares	Weighted- Average Grant- Date Fair Value
Balance, June 30, 2019	50,313	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,063	16.79

Balance, June 30, 2020	40,250	16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was $169,000 and $48,000, respectively, for the year ended June 30, 2020, and was $169,000 and $48,000, respectively, for the year ended June 30, 2019, and was recognized in non-interest expense. Unrecognized compensation expense for non-vested restricted stock awards was $578,000 and is expected to be recognized over 3.4 years with a corresponding credit to paid-in capital.

Note 17: Earnings Per Share (“EPS”)

Basic and diluted earnings per common share are presented for the years ended June 30, 2020 and 2019. The factors used in the earnings per common share computation follow:

	Year Ended	Year Ended
	June 30, 2020	June 30, 2019
Net income	$4,245	$3,558

Basic weighted average shares outstanding	3,324,657	3,716,924
Less: Average unallocated ESOP shares	(221,318)	(240,563)

Average shares outstanding	3,103,339	3,476,361

Diluted effect of restricted stock awards and stock options	44,693	53,856

Diluted average shares outstanding	3,148,032	3,530,217

Basic earnings per common share	$1.37	$1.02

Diluted earnings per common share	$1.35	$1.01

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

The Company announced a stock repurchase plan on June 12, 2019, whereby the Company could repurchase up to 89,526 shares of its common stock, or approximately 2.5% of its then current outstanding shares. On September 13, 2019, after repurchasing 20,200 shares at an average price of $21.17 per share, the Company announced an increase in the number of shares that may be repurchased under the Company’s existing stock repurchase plan, whereby the Company could repurchase up to 320,476 shares, or approximately 9.0% of its then outstanding shares. As of June 30, 2020, the Company had repurchased all shares under this plan at an average price of $22.12 per share.

Note 18: Disclosures about Fair Value of Assets

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Available-for-sale securities:
US Government and federal agency	$8,236	$—	$8,236	$—
Mortgage-backed securities – GSE residential	148,855	—	148,855	—
Small Business Administration	3,640	—	3,640	—
State and political subdivisions	1,663	—	1,663	—
Mortgage servicing rights	715	—	—	715

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Available-for-sale securities:
US Government and federal agency	$12,950	$—	$12,950	$—
Mortgage-backed securities – GSE residential	125,510	—	125,510	—
Small Business Administration	4,935	—	4,935	—
State and political subdivisions	2,896	—	2,896	—
Mortgage servicing rights	853	—	—	853

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2019 or 2018. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of June 30, 2020 or 2019.

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

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2018	$866
Total realized and unrealized gains and losses included in net income	(45)
Servicing rights that result from asset transfers	144
Payments received and loans refinanced	(112)

Balance, June 30, 2019	853

Total realized and unrealized gains and losses included in net income	(294)
Servicing rights that result from asset transfers	255
Payments received and loans refinanced	(99)

Balance, June 30, 2020	$715

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(294)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Foreclosed assets	$200	$—	$—	$200
June 30, 2019:
Impaired loans (collateral dependent)	$33	$—	$—	$33
Foreclosed assets	512	—	—	512

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the years ended June 30, 2020 and 2019:

	2020	2019
Impaired loans (collateral dependent)	$13	$(20)
Foreclosed and repossessed assets held for sale	(19)	(196)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$715	Discounted cash flow	Discount rate	9.5% – 11.5% (9.5%)
			Constant prepayment rate	13.5% – 17.7% (13.8%)
			Probability of default	0.04% – 0.12% (0.11%)

Foreclosed assets	200	Market comparable properties	Comparability adjustments (%)	11.1% (11.1%)

	Fair Value at June 30, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$853	Discounted cash flow	Discount rate	9.5% – 11.5% (9.5%)
			Constant prepayment rate	8.3% – 11.0% (9.0%)
			Probability of default	0.05% – 0.12% (0.11%)

Impaired loans (collateral dependent)	33	Market comparable properties	Marketability discount	11.1% (11.1%)

Foreclosed assets	512	Market comparable properties	Comparability adjustments (%)	7.8% (7.8%)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and 2019.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Financial assets
Cash and cash equivalents	$33,467	$33,467	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	509,817	—	—	513,221
Federal Home Loan Bank stock	3,028	—	3,028	—
Accrued interest receivable	1,908	—	1,908	—

Financial liabilities
Deposits	601,700	—	320,209	283,304
Repurchase agreements	3,738	—	3,738	—
Federal Home Loan Bank advances	34,500	—	35,472	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	519	—	519	—
Accrued interest payable	537	—	537	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

In accordance with the Company’s adoption of ASU 2016-01 as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2020 represent an approximation of exit price; however, an actual exit price may differ.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Note 19: Significant Estimates and Concentrations

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

Note 20: Commitments and Credit Risk

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

At June 30, 2020 and 2019, the Company had outstanding commitments to originate loans aggregating approximately $16,873,000 and $5,430,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $5,178,000 and $2,959,000 at June 30, 2020 and 2019, respectively, with the remainder subject to adjustable interest rates. The weighted average interest rates for fixed rate loan commitments were 3.49% and 5.03% as of June 30, 2020 and 2019, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

At June 30, 2020, the Company had granted unused lines of credit to borrowers aggregating approximately $78,600,000 and $7,582,000 for commercial lines and open-end consumer lines, respectively. At June 30, 2019, the Company had granted unused lines of credit to borrowers aggregating approximately $44,070,000 and $6,726,000 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

At June 30, 2020 and 2019, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Note 21: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2020 and 2019:

Condensed Balance Sheet

	June 30,	June 30,
	2020	2019
Assets
Cash and due from banks	$2,592	$4,058
Investment in common stock of subsidiary	80,631	75,920
ESOP loan	2,469	2,628

Total assets	$85,692	$82,606

Liabilities
Line of credit	$3,000	$—
Interest payable	31	—
Other liabilities	97	145

Total liabilities	3,128	145
Stockholders’ Equity	82,564	82,461

Total liabilities and stockholders’ equity	$85,692	$82,606

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Condensed Statement of Income and Comprehensive Income

	Year Ending June 30,	Year Ending June 30,
	2020	2019
Income
Interest on ESOP loan	$141	$136
Deposits with financial institutions	—	—

Total income	141	136
Expense
Interest on line of credit	133	—
Other expenses	203	183

Total expense	336	183
Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(195)	(47)
Benefit for Income Taxes	(54)	(11)

Loss Before Equity in Undistributed Loss of Subsidiary	(141)	(36)
Equity in Undistributed Income of Subsidiary	4,386	3,594

Net Income	$4,245	$3,558

Comprehensive Income	$7,883	$7,231

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

(Table dollar amounts in thousands)

Condensed Statement of Cash Flows

	Year Ended June 30,	Year Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$4,245	$3,558

Items not requiring (providing) cash
Net change accrued interest payable	30	—
Net change in other liabilities	(48)	30
Earnings from subsidiary	(4,386)	(3,594)

Net cash provided by operating activities	(159)	(6)

Cash flows from financing activities
Stock purchase per stock repurchase plan	(7,459)	(6,222)
Dividends paid	(1,008)	(930)
Dividends received	4,000	2,000
Loan for ESOP	159	156
Proceeds from CIBC line of credit	5,000	—
Repayment of CIBC line of credit	(2,000)	—

Net cash used in financing activities	(1,308)	(4,996)

Net Change in Cash and Cash Equivalents	(1,467)	(5,002)
Cash and Cash Equivalents at Beginning of Year	4,058	9,060

Cash and Cash Equivalents at End of Year	$2,591	$4,058