Form 10-Q
period 2020-09-30
IF Bancorp, Inc.
filed 2020-11-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 001-35226

IF Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-1834449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 East Cherry Street, Watseka, Illinois	60970
(Address of Principal Executive Offices)	Zip Code

(815) 432-2476

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	IROQ	The Nasdaq Stock Market LLC

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

The Registrant had 3,240,376 shares of common stock, par value $0.01 per share, issued and outstanding as of November 5, 2020.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	September 30, 2020		June 30, 2020
Assets	(Unaudited	)
Cash and due from banks	$13,762		$31,529
Interest-bearing demand deposits	1,934		1,938

Cash and cash equivalents	15,696		33,467

Interest-bearing time deposits in banks	3,000		3,000
Available-for-sale securities	161,292		162,394
Loans, net of allowance for loan losses of $6,506 and $6,234 at September 30, 2020 and June 30, 2020, respectively	518,241		509,817
Premises and equipment, net of accumulated depreciation of $8,185 and $8,016 at September 30, 2020 and June 30, 2020, respectively	10,081		10,193
Federal Home Loan Bank stock, at cost	4,198		3,028
Foreclosed assets held for sale, net	440		386
Accrued interest receivable	1,615		1,908
Bank-owned life insurance	9,415		9,345
Mortgage servicing rights	731		715
Deferred income taxes	707		630
Other	588		634

Total assets	$726,004		$735,517

Liabilities and Equity
Liabilities
Deposits
Demand	$42,169		$87,486
Savings, NOW and money market	265,837		232,723
Certificates of deposit	281,386		269,152
Brokered certificates of deposit	12,339		12,339

Total deposits	601,731		601,700

Repurchase agreements	4,383		3,738
Federal Home Loan Bank advances	24,000		34,500
Line of credit and other borrowings	3,000		3,000
Advances from borrowers for taxes and insurance	806		519
Accrued post-retirement benefit obligation	3,322		3,306
Accrued interest payable	421		537
Other	4,794		5,653

Total liabilities	642,457		652,953

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,240,376 shares issued and outstanding at both September 30, 2020 and June 30, 2020	32		32
Additional paid-in capital	49,326		49,239
Unearned ESOP shares, at cost, 206,884 and 211,695 shares at September 30, 2020 and June 30, 2020, respectively	(2,069)		(2,117)
Retained earnings	32,053		31,207
Accumulated other comprehensive income, net of tax	4,205		4,203

Total stockholders’ equity	83,547		82,564

Total liabilities and stockholders’ equity	$726,004		$735,517

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2020	2019
Interest and Dividend Income
Interest and fees on loans	$5,353	$5,897
Securities:
Taxable	840	919
Tax-exempt	11	30
Federal Home Loan Bank dividends	34	23
Deposits with other financial institutions	27	139

Total interest and dividend income	6,265	7,008

Interest Expense
Deposits	1,235	2,283
Federal Home Loan Bank advances and repurchase agreements	123	135
Line of credit and other borrowings	19	4

Total interest expense	1,377	2,422

Net Interest Income	4,888	4,586

Provision for Loan Losses	315	(54)

Net Interest Income After Provision for Loan Losses	4,573	4,640

Noninterest Income
Customer service fees	67	102
Other service charges and fees	115	65
Insurance commissions	160	162
Brokerage commissions	225	235
Net realized gains on sales of available-for-sale securities	204	1
Mortgage banking income, net	90	45
Gain on sale of loans	563	140
Gain on foreclosed assets, net	(9)	(2)
Bank-owned life insurance income, net	70	70
Other	257	248

Total noninterest income	1,742	1,066

Noninterest Expense
Compensation and benefits	2,877	2,665
Office occupancy	229	255
Equipment	423	386
Federal deposit insurance	44	28
Stationary, printing and office	33	30
Advertising	84	121
Professional services	100	116
Supervisory examinations	35	44
Audit and accounting services	73	69
Organizational dues and subscriptions	22	19
Insurance bond premiums	49	41
Telephone and postage	50	50
Other	453	367

Total noninterest expense	4,472	4,191

Income Before Income Tax	1,843	1,515
Provision for Income Tax	512	415

Net Income	$1,331	$1,100

Earnings Per Share:
Basic	$0.44	$0.33
Diluted	$0.44	$0.33
Dividends declared per common share	$0.15	$0.15

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2020	2019

Net Income	$1,331	$1,100

Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $58 and $345, for 2020 and 2019, respectively	147	868

Less: reclassification adjustment for realized gains included in net income, net of taxes of $58 and $0 for 2020 and 2019, respectively	146	1

	1	867

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $1 and $2 for 2020 and 2019, respectively	1	3

Other comprehensive income, net of tax	2	870

Comprehensive Income	$1,333	$1,970

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

For the three months ended September 30, 2020

Balance, July 1, 2020	$32	$49,239	$(2,117)	$31,207	$4,203	$82,564

Net income	—	—	—	1,331	—	1,331

Other comprehensive income	—	—	—	—	2	2

Dividends on common stock, $0.15 per share	—	—	—	(485)	—	(485)

Stock equity plan	—	31	—	—	—	31

ESOP shares earned, 4,811 shares	—	56	48	—	—	104

Balance, September 30, 2020	$32	$49,326	$(2,069)	$32,053	$4,205	$83,547

For the three months ended September 30, 2019

Balance, July 1, 2019	$36	$48,813	$(2,309)	$35,356	$565	$82,461

Net income	—	—	—	1,100	—	1,100

Other comprehensive income	—	—	—	—	870	870

Dividends on common stock, $0.15 per share	—	—	—	(521)	—	(521)

Stock equity plan	—	55	—	—	—	55

Stock repurchase, 304,181 shares, average price $22.30 each	(4)	—	—	(6,779)	—	(6,783)

ESOP shares earned, 4,811 shares	—	57	48	—	—	105

Balance, September 30, 2019	$32	$48,925	$(2,261)	$29,156	$1,435	$77,287

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2020	2019
Operating Activities
Net income	$1,331	$1,100
Items not requiring (providing) cash
Depreciation	169	153
Provision for loan losses	315	(54)
Amortization of premiums and discounts on securities	158	91
Deferred income taxes	(78)	342
Net realized gains on loan sales	(563)	(140)
Net realized gains on sales of available-for-sale securities	(204)	(1)
Loss on foreclosed assets held for sale	9	2
Bank-owned life insurance income, net	(70)	(70)
Originations of loans held for sale	(16,358)	(5,883)
Proceeds from sales of loans held for sale	17,457	6,356
ESOP compensation expense	104	105
Stock equity plan expense	31	55
Changes in
Accrued interest receivable	293	(244)
Other assets	45	(296)
Accrued interest payable	(116)	389
Post-retirement benefit obligation	18	16
Other liabilities	(1,343)	(54)

Net cash provided by operating activities	1,198	1,867

Investing Activities
Purchases of available-for-sale securities	(13,757)	(6,596)
Proceeds from the sales of available-for-sale securities	7,830	—
Proceeds from maturities and pay downs of available-for-sale securities	7,076	6,034
Net change in loans	(9,544)	(3,482)
Purchase of premises and equipment	(57)	(84)
Proceeds from the sale of foreclosed assets	190	220
Purchase of Federal Home Loan Bank stock	(1,170)	(41)

Net cash used in investing activities	(9,432)	(3,949)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(12,203)	(44,353)
Net increase (decrease) in certificates of deposit, including brokered certificates	12,234	(6,193)
Net increase in advances from borrowers for taxes and insurance	287	100
Proceeds from Federal Home Loan Bank advances	72,000	8,000
Repayments of Federal Home Loan Bank advances	(82,500)	(5,000)
Proceeds from other borrowings	—	5,000
Net increase in repurchase agreements	645	1,087
Purchases of common stock	—	(6,783)

Net cash used in financing activities	(9,537)	(48,142)

Net Decrease in Cash and Cash Equivalents	(17,771)	(50,224)
Cash and Cash Equivalents, Beginning of Period	33,467	59,600

Cash and Cash Equivalents, End of Period	$15,696	$9,376

Supplemental Cash Flows Information
Interest paid	$1,493	$2,033
Income taxes paid (net of refunds)	$610	$200
Dividends payable	$485	$521
Foreclosed assets acquired in settlement of loans	$253	$28

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2020 and June 30, 2020, and the results of its operations for the three month periods ended September 30, 2020 and 2019. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The results of operations for the three-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year.

COVID-19

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. Given the ongoing and dynamic nature of circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update will be effective for interim and annual periods beginning after December 15, 2022. As we prepare for the adoption of ASU 2016-13, we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU 2016-13 becomes effective. We have entered an agreement with a firm specializing in ALLL modeling and have begun transition modeling so we will be ready for the required adoption. As of September 30, 2020, model installation was not completed to a point a reliable parallel test could determine the final expected impact that the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

A summary of ESOP shares at September 30, 2020 and June 30, 2020 are as follows (dollars in thousands):

	September 30, 2020	June 30, 2020
Allocated shares	146,347	127,102
Shares committed for release	4,811	19,245
Unearned shares	206,884	211,695

Total ESOP shares	358,042	358,042

Fair value of unearned ESOP shares (1)	$3,200	$3,652

(1)	Based on closing price of $15.47 and $17.25 per share on September 30, 2020, and June 30, 2020, respectively.

During the three months ended September 30, 2020 and 2019, no ESOP shares, were paid to ESOP participants due to separation from service.

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

On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vest in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of September 30, 2020, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the three months ended September 30, 2020 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2020	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, September 30, 2020	153,143	$16.63	3.2	$—	(1)

Exercisable, September 30, 2020	130,857	$16.63	3.2	$—	(1)

(1)	Based on closing price of $15.47 per share on September 30, 2020.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the three months ended September 30, 2020.

No options vested during the three months ended September 30, 2020 and 2019. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the three months ended September 30, 2020 and 2019. Total unrecognized compensation cost related to non-vested stock options was $9,000 at September 30, 2020 and is expected to be recognized over a weighted-average period of 0.2 years.

The following table summarizes non-vested restricted stock activity for the three months ended September 30, 2020:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2020	40,250	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	—	—

Balance, September 30, 2020	40,250	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest expense, was $42,000 and $12,000, respectively, for the three months ended September 30, 2020, and was $42,000 and $12,000, respectively, for the three months ended September 30, 2019. Unrecognized compensation expense for non-vested restricted stock awards was $536,000 and is expected to be recognized over 3.2 years with a corresponding credit to paid-in capital.

Note 4:	Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2020 and 2019. The factors used in the earnings per common share computation are as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net income	$1,331	$1,100

Basic weighted average shares outstanding	3,240,376	3,533,275
Less: Average unallocated ESOP shares	(209,289)	(228,534)

Basic average shares outstanding	3,031,087	3,304,741

Diluted effect of restricted stock awards and stock options	10,101	52,155

Diluted average shares outstanding	3,041,188	3,356,896

Basic earnings per common share	$0.44	$0.33

Diluted earnings per common share	$0.44	$0.33

Note 5:	Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2020:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$7,526	$709	$—	$8,235
Mortgage-backed:
GSE residential	142,008	6,075	(129)	147,954
Small Business Administration	3,502	152	—	3,654
State and political subdivisions	1,450	—	(1)	1,449

	$154,486	$6,936	$(130)	$161,292

June 30, 2020:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$7,528	$708	$—	$8,236
Mortgage-backed:
GSE residential	143,033	6,044	(222)	148,855
Small Business Administration	3,578	62	—	3,640
State and political subdivisions	1,449	215	(1)	1,663

	$155,588	$7,029	$(223)	$162,394

With the exception of Mortgage-backed GSE residential securities with a book value of approximately $142,008,000 and a market value of approximately $147,954,000 at September 30, 2020, the Company held no securities at September 30, 2020 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at September 30, 2020, and June 30, 2020 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	6,098	6,654
Five to ten years	4,383	4,597
After ten years	1,997	2,087

	12,478	13,338
Mortgage-backed securities	142,008	147,954

Totals	$154,486	$161,292

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $73,908,000 and $66,186,000 as of September 30, 2020 and June 30, 2020, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $4.4 million at September 30, 2020 and $3.7 million at June 30, 2020. At September 30, 2020, approximately $2.7 of our repurchase agreements had an overnight maturity, while the remaining $1.7 in repurchase agreements had a term of 30 to 90 days. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $204,000 and $1,000 and gross losses of $0 and $0 resulting from sales of available-for-sale securities were realized for the three months ended September 30, 2020, and 2019, respectively. Tax provision applicable to these net realized gains was $58,000 for the three months ended September 30, 2020, and nominal for the three months ended September 30, 2019.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2020 and June 30, 2020, was $27,195,000 and $24,574,000, respectively, which is approximately 17% and 16% of the Company’s available-for-sale investment portfolio. These declines in fair value at September 30, 2020 and June 30, 2020, resulted from increases in market interest rates and are considered temporary.

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and June 30, 2020:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020:

Mortgage-backed:
GSE residential	$24,699	$(116)	$2,435	$(13)	$27,134	$(129)
State and political subdivisions	61	(1)	—	—	61	(1)

Total temporarily impaired securities	$24,760	$(117)	$2,435	$(13)	$27,195	$(130)

June 30, 2020:

Mortgage-backed:
GSE residential	$22,162	$(116)	$2,351	$(106)	$24,513	$(222)
State and political subdivisions	61	(1)	—	—	61	(1)

Total temporarily impaired securities	$22,223	$(117)	$2,351	$(106)	$24,574	$(223)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and state and political subdivisions at September 30, 2020 and June 30, 2020, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2020 and June 30, 2020.

Note 6:	Loans and Allowance for Loan Losses

Classes of loans include:	September 30, 2020	June 30, 2020
Real estate loans:
One- to four-family, including home equity loans	$125,574	$128,876
Multi-family	106,886	96,195
Commercial	157,096	145,113
Home equity lines of credit	8,147	8,551
Construction	10,050	22,042
Commercial	109,182	107,581
Consumer	8,098	7,529

Total loans	525,033	515,887
Less:
Unearned fees and discounts, net	286	(164)
Allowance for loan losses	6,506	6,234

Loans, net	$518,241	$509,817

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

Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of September 30, 2020, the Company had 304 PPP loans totaling $26.3 million.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties, including real estate construction loans, amounting to $267,104,000 and $256,015,000 as of September 30, 2020 and June 30, 2020, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $3,895,000 and $4,181,000 at September 30, 2020 and June 30, 2020, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $25,354,000 and $23,950,000 at September 30, 2020 and June 30, 2020, respectively, of which $7,853,000 and $8,126,000, at September 30, 2020 and June 30, 2020 were outside our primary market area. These participation loans are secured by real estate and other business assets.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three-month periods ended September 30, 2020 and 2019 and the year ended June 30, 2020:

	Three Months Ended September 30, 2020 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,044	$1,514	$1,706	$87
Provision charged to expense	4	227	168	(5)
Losses charged off	(15)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,033	$1,741	$1,874	$82

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,033	$1,741	$1,874	$82

Loans:
Ending balance	$125,574	$106,886	$157,096	$8,147

Ending balance: individually evaluated for impairment	$1,277	$—	$—	$—

Ending balance: collectively evaluated for impairment	$124,297	$106,886	$157,096	$8,147

	Three Months Ended September 30, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$240	$1,583	$60	$6,234
Provision charged to expense	(155)	61	15	315
Losses charged off	—	(29)	(13)	(57)
Recoveries	—	9	5	14

Balance, end of period	$85	$1,624	$67	$6,506

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$85	$1,624	$67	$6,506

Loans:
Ending balance	$10,050	$109,182	$8,098	$525,033

Ending balance: individually evaluated for impairment	$—	$55	$4	$1,336

Ending balance: collectively evaluated for impairment	$10,050	$109,127	$8,094	$523,697

	Year Ended June 30, 2020 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,031	$1,642	$1,623	$89
Provision charged to expense	50	(128)	83	(2)
Losses charged off	(40)	—	—	—
Recoveries	3	—	—	—

Balance, end of year	$1,044	$1,514	$1,706	$87

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,044	$1,514	$1,706	$87

Loans:
Ending balance	$128,876	$96,195	$145,113	$8,551

Ending balance: individually evaluated for impairment	$1,336	$—	$—	$15

Ending balance: collectively evaluated for impairment	$127,540	$96,195	$145,113	$8,536

	Year Ended June 30, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$213	$1,659	$71	$6,328
Provision charged to expense	27	84	14	128
Losses charged off	—	(191)	(37)	(268)
Recoveries	—	31	12	46

Balance, end of year	$240	$1,583	$60	$6,234

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$240	$1,583	$60	$6,234

Loans:
Ending balance	$22,042	$107,581	$7,529	$515,887

Ending balance: individually evaluated for impairment	$—	$304	$5	$1,660

Ending balance: collectively evaluated for impairment	$22,042	$107,277	$7,524	$514,227

	Three Months Ended September 30, 2019 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,031	$1,642	$1,623	$89
Provision charged to expense	(44)	(40)	34	1
Losses charged off	—	—	—	—
Recoveries	3	—	—	—

Balance, end of year	$990	$1,602	$1,657	$90

Ending balance: individually evaluated for impairment	$13	$—	$—	$—

Ending balance: collectively evaluated for impairment	$977	$1,602	$1,657	$90

Loans:	$126,152	$105,548	$146,500	$8,897

Ending balance	$1,702	$—	$16	$19

Ending balance: individually evaluated for impairment	$124,450	$105,548	$146,484	$8,878

	Three Months Ended September 30, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$213	$1,659	$71	$6,328
Provision charged to expense	(9)	(9)	13	(54)
Losses charged off	—	—	(15)	(15)
Recoveries	—	14	1	18

Balance, end of year	$204	$1,664	$70	$6,277

Ending balance: individually evaluated for impairment	$—	$—	$6	$19

Ending balance: collectively evaluated for impairment	$204	$1,664	$64	$6,258

Loans:
Ending balance	$17,267	$84,825	$7,714	$496,903

Ending balance: individually evaluated for impairment	$—	$55	$21	$1,813

Ending balance: collectively evaluated for impairment	$17,267	$84,770	$7,693	$495,090

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
September 30, 2020 :
Pass	$124,265	$106,617	$155,866	$8,147	$10,050	$107,581	$8,094	$520,620
Watch	724	—	991	—	—	1,524	—	3,239
Substandard	585	269	239	—	—	77	4	1,174
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$125,574	$106,886	$157,096	$8,147	$10,050	$109,182	$8,098	$525,033

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2020:
Pass	$127,279	$95,925	$143,727	$8,402	$22,042	$105,605	$7,524	$510,504
Watch	775	—	1,073	134	—	1,651	—	3,633
Substandard	822	270	313	15	—	81	5	1,506
Doubtful	—	—	—	—	—	244	—	244
Loss	—	—	—	—	—	—	—	—

Total	$128,876	$96,195	$145,113	$8,551	$22,042	$107,581	$7,529	$515,887

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2020:
Real estate loans:
One- to four-family	$875	$204	$177	$1,256	$124,318	$125,574	$142
Multi-family	—	—	—	—	106,886	106,886	—
Commercial	258	27	—	285	156,811	157,096	—
Home equity lines of credit	—	—	—	—	8,147	8,147	—
Construction	—	—	—	—	10,050	10,050	—
Commercial	—	3	—	3	109,179	109,182	—
Consumer	19	25	—	44	8,054	8,098	—

Total	$1,152	$259	$177	$1,588	$523,445	$525,033	$142

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2020:
Real estate loans:
One- to four-family	$1,034	$225	$385	$1,644	$127,232	$128,876	$304
Multi-family	—	—	—	—	96,195	96,195	—
Commercial	172	95	—	267	144,846	145,113	—
Home equity lines of credit	—	—	—	—	8,551	8,551	—
Construction	—	—	—	—	22,042	22,042	—
Commercial	—	4	244	248	107,333	107,581	—
Consumer	24	43	—	67	7,462	7,529	—

Total	$1,230	$367	$629	$2,226	$513,661	$515,887	$304

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

The following tables present impaired loans:

Three Months Ended September 30, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2020:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,277	$1,277	$—	$1,283	$19	$17
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	55	55	—	57	—	—
Consumer	4	4	—	5	—	—

Loans with a specific allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Real estate loans:
One- to four-family	1,277	1,277	—	1,283	19	17
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	55	55	—	57	—	—
Consumer	4	4	—	5	—	—

	$1,336	$1,336	$—	$1,345	$19	$17

				Year Ended June 30, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2020:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,336	$1,336	$—	$1,388	$61	$62
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	3	—	—
Home equity line of credit	15	15	—	18	—	—
Construction	—	—	—	—	—	—
Commercial	304	304	—	382	23	25
Consumer	5	5	—	9	—	—

Loans with a specific allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Real estate loans:
One- to four-family	1,336	1,336	—	1,388	61	62
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	3	—	—
Home equity line of credit	15	15	—	18	—	—
Construction	—	—	—	—	—	—
Commercial	304	304	—	382	23	25
Consumer	5	5	—	9	—	—

	$1,660	$1,660	$—	$1,800	$84	$87

				Three Months Ended September 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2019:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,656	$1,656	$—	$1,666	$15	$15
Multi-family	—	—	—	—	—	—
Commercial	16	16	—	17	—	—
Home equity line of credit	19	19	—	20	—	—
Construction	—	—	—	—	—	—
Commercial	55	55	—	58	—	—
Consumer	15	15	—	17	—	—

Loans with a specific allowance
Real estate loans:
One- to four-family	46	46	13	46	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	6	6	6	7	—	—

Total:
Real estate loans:
One- to four-family	1,702	1,702	13	1,712	15	15
Multi-family	—	—	—	—	—	—
Commercial	16	16	—	17	—	—
Home equity line of credit	19	19	—	20	—	—
Construction	—	—	—	—	—	—
Commercial	55	55	—	58	—	—
Consumer	21	21	6	24	—	—

	$1,813	$1,813	$19	$1,831	$15	$15

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020
Mortgages on real estate:
One- to four-family	$35	$81
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	15
Construction loans	—	—
Commercial business loans	55	304
Consumer loans	4	5

Total	$94	$405

At September 30, 2020 and June 30, 2020, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of September 30, 2020 and June 30, 2020. With the exception of a single one- to four-family residential loan for $125,000, all were performing according to the terms of the restructuring as of September 30, 2020, and with the exception of a single one- to four-family residential loans totaling $127,000, all were performing according to the terms of restructuring as of June 30, 2020. As of September 30, 2020, all loans listed were on nonaccrual except for nine one- to four-family residential loans totaling $1.2 million. All loans listed as of June 30, 2020 were on nonaccrual except for nine one- to four-family residential loans totaling $1.3 million.

	September 30, 2020	June 30, 2020
Real estate loans
One- to four-family	$1,243	$1,256
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	15

Total real estate loans	1,243	1,271

Construction loans	—	—
Commercial business loans	55	59
Consumer loans	—	—

Total	$1,298	$1,330

Modifications

During the three month period ended September 30, 2020, no loans were modified.

During the year ended June 30, 2020, the Company modified one commercial business loan in the amount of $61,000. This modification included a decrease in interest rate and a maturity concession.

During the three month period ended September 30, 2019, no loans were modified.

COVID-19 Modifications

Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. A total of 181 loans with current balances of $83.1 million have received COVID-19 modifications. These modifications allowed borrowers to pay interest only for up to six months. As of September 30, 2020, 58 of these loans totaling $26.4 million have returned to principal and interest payments, leaving 123 loans for $56.7 million still under temporary modifications.

TDRs with Defaults

The Company had one TDR, a one- to four-family residential loan for $125,000 that was in default as of September 30, 2020, and was restructured in prior periods. Although we have received monthly payments on this loan for the past three years, it remains more than 90 days past due. No loans were in foreclosure at September 30, 2020. The Company had one TDR, a one- to four-family residential loans for $127,000 that was in default as of June 30, 2020, and were restructured in prior years. No restructured loans were in foreclosure at June 30, 2020. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30, 2020, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $209,000. In addition, as of September 30, 2020, we had residential mortgage loans and home equity loans with a carrying value of $34,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:	Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $4,198,000 and $3,028,000 of Federal Home Loan Bank stock as of September 30, 2020 and June 30, 2020. The FHLB provides liquidity and funding through advances.

Note 8:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2020	June 30, 2020

Net unrealized gains on securities available-for-sale	$6,806	$6,805
Net unrealized postretirement health benefit plan obligations	(924)	(926)

	5,882	5,879
Tax effect	(1,677)	(1,676)

Total	$4,205	$4,203

Note 9:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2020 and 2019, were as follows:

	Amounts Reclassified from AOCI
	2020	2019	Affected Line Item in the Condensed Consolidated Statements of Income

Realized gains on available-for-sale securities	$204	$1	Net realized gains on sale of available-for- sale securities

Amortization of defined benefit pension items: Actuarial losses	$2	$5	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	$206	$6

Tax expense	$59	$2	Provision for Income Tax

Total reclassification out of AOCI	$147	$4	Net Income

Note 10:	Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2020	2019
Computed at the statutory rate	$387	$318
Decrease resulting from
Tax exempt interest	(2)	(6)
Cash surrender value of life insurance	(14)	(14)
State income taxes	134	110
Other	7	7

Actual expense	$512	$415

Note 11:	Regulatory Capital

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

As of September 30, 2020, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and June 30, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$8,235	$—	$8,235	$—
Mortgage-backed: GSE residential	147,954	—	147,954	—
Small Business Administration	3,654	—	3,654	—
State and political subdivisions	1,449	—	1,449	—

Mortgage servicing rights	731	—	—	731

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$8,236	$—	$8,236	$—
Mortgage-backed: GSE residential	148,855	—	148,855	—
Small Business Administration	3,640	—	3,640	—
State and political subdivisions	1,663	—	1,663	—

Mortgage servicing rights	715	—	—	715

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2020 or June 30, 2020. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of September 30, 2020 or June 30, 2020.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2020	$715

Total realized and unrealized gains and losses included in net income	(37)
Servicing rights that result from asset transfers	103
Payments received and loans refinanced	(50)

Balance, September 30, 2020	$731

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(37)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and June 30, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020:
Foreclosed assets	$170	$—	$—	$170
June 30, 2020:
Foreclosed assets	$200	$—	$—	$200

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Impaired loans (collateral-dependent)	$—	$2
Foreclosed and repossessed assets held for sale	$(30)	$—

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2020 and June 30, 2020.

	Fair Value at September 30, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$731	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% - 11.5% (9.5%) 15.1% - 20.1% (15.4%) 0.04% - 0.12% (0.11%)
Foreclosed assets	170	Market comparable properties	Comparability adjustments (%)	15.0% (15.0%)

	Fair Value at June 30, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$715	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% - 11.5% (9.5%) 13.5% -17.7% (13.8%) 0.04% - 0.12% (0.11%)
Foreclosed assets	200	Market comparable properties	Comparability adjustments (%)	11.1% (11.1%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and June 30, 2020.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020:
Financial assets
Cash and cash equivalents	$15,696	$15,696	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	518,241	—	—	522,316
Federal Home Loan Bank stock	4,198	—	4,198	—
Accrued interest receivable	1,615	—	1,615	—

Financial liabilities
Deposits	601,731	—	308,006	295,042
Repurchase agreements	4,383	—	4,383	—
Federal Home Loan Bank advances	24,000	—	24,942	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	806	—	806	—
Accrued interest payable	421	—	421	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Financial assets
Cash and cash equivalents	$33,467	$33,467	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	509,817	—	—	513,221
Federal Home Loan Bank stock	3,028	—	3,028	—
Accrued interest receivable	1,908	—	1,908	—

Financial liabilities
Deposits	601,700	—	320,209	283,304
Repurchase agreements	3,738	—	3,738	—
Federal Home Loan Bank advances	34,500	—	35,472	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	519	—	519	—
Accrued interest payable	537	—	537	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

In accordance with the Company’s adoption of ASU 2016-01 as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2020, represent an approximation of exit price; however, an actual exit price may differ.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A.—Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. See “Recent Developments: COVID-19 and CARES Act” below for a discussion of how the COVID-19 pandemic may affect our future performance. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. We also established a charitable foundation, Iroquois Federal Foundation, to which we contributed 314,755 shares of our common stock. As of September 30, 2020, the Company had repurchased 1,674,479 shares of common stock under stock repurchase plans.

The Company is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve System. The Company’s business activities are limited to oversight of its investment in the Association.

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston, Savoy, Champaign, and Bourbonnais, Illinois and Osage Beach, Missouri. In September, 2020, we launched a new standalone digital brand that will allow us to target specific demographics or niches and expand to new markets. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”), is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.66% and 2.53% for the three months ended September 30, 2020 and 2019, respectively. Net interest income increased to $4.9 million, or $19.6 million on an annualized basis, for the three months ended September 30, 2020 from $4.6 million, or $18.3 million on an annualized basis, for the three months ended September 30, 2019.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $236,000 or 0.1% of total loans at September 30, 2020, and $709,000, or 0.1% of total loans at June 30, 2020. Our non-performing assets totaled $676,000 or 0.1% of total assets at September 30, 2020, and $1.1 million, or 0.2% of total assets at June 30, 2020.

At September 30, 2020, the Association was categorized as “well capitalized” under federal regulations.

Our net income for the three months ended September 30, 2020 was $1.3 million, compared to a net income of $1.1 million for the three months ended September 30, 2019. The increase in net income was due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense and an increase in provision for loan losses.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Due to the uncertainty surrounding the ongoing and future effects of the COVID-19 pandemic, it is not possible to determine the overall impact of the pandemic on the Company’s business. To the extent that customers are not able to fulfill their contractual obligations to the Company, the Company’s business operations, asset valuations, financial condition, cash flows and results of operations could be materially impacted. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, deferred tax assets, or other real estate owned.

The ultimate impact of the COVID-19 pandemic on the Company’s operations and financial performance will depend on future developments related to the duration, extent and severity of the pandemic and the length of time that mandated business and school closures, restrictions on travel and social distancing remain in place. The Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions.

Financial position and results of operations

Our September 30, 2020 financial condition and results of operations were not significantly impacted as a result of the COVID-19 pandemic. While the general element of our allowance for loan losses increased in our prior fiscal year due to COVID-related changes in the economic forecast, the majority of our provision for loan losses in the three months ended September 30, 2020, were due to loan growth and a change in loan portfolio mix, and to a lesser extent, additional reserves for all loans that remain under temporary COVID-19 modifications. Refer to our discussions in MD&A below for additional information on COVID-19 modifications. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional credit loss expense. The execution of the payment deferrals discussed in the following commentary assisted our ratio of past due loans to total loans. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

Capital and liquidity

As of September 30, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us and rates have become more stable in the past couple months. If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of September 30, 2020 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.

Our Business Continuity and Pandemic Response Plan

The Company maintains a Disaster Recovery/Business Continuity Plan to ensure the maintenance or recovery of operations, including services to customers, when confronted with adverse events such as natural disasters, technological failures, human error, cybercrime, terrorism or pandemic outbreak. When the COVID-19 pandemic declaration was announced, the Disaster Planning/Recovery team activated the Disaster Recovery Plan, including the Pandemic Response Plan, with a focus on maintaining virtually all customer services in the event of a total or partial closure of banking offices and/or staffing shortages. The team implemented protocols for employee safety, reviewed critical business processes, identified staff who could work remotely, and began mobilizing and preparing the equipment that would be required. An

Employee Telecommuting Agreement was developed to establish controls and expectations for those working remotely, including adherence to security and privacy policies. Timely communication was provided to employees and customers. ATM and vault cash was increased at all locations in anticipation of greater demand. The Company’s quick and decisive plan implementation resulted in minimal impacts to operations as a result of the COVID-19 pandemic. Prior technology planning enabled the successful deployment of certain operations and other personnel to remote environments thereby reducing the number of employees working from physical banking offices. In addition, bank lobbies were closed and customer traffic limited to drive-up facilities, with the exception of the Hoopeston lobby which remained open with protective screening. This reduced the number of employees required to be on-site at any given time and allowed teams to rotate in and out at periodic intervals, helping to facilitate the effective implementation of social distancing standards. In August, the Watseka and Danville offices opened for appointments. In September, the Watseka, Danville and Clifton offices opened completely, and the Hoopeston location began taking in-office appointments. The Bourbonnais, Champaign and Savoy offices remain open as drive-up facilities only.

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

Lending operations and accommodations to borrowers

We are working with customers directly affected by the COVID-19 pandemic. We are prepared to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by COVID-19, we are engaging in more frequent communication with borrowers to better understand their situation and the challenges faced by them, allowing us to respond proactively as needs and issues arise.

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing payment deferrals for our lending clients that are adversely affected by the pandemic. Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. A total of 181 loans with current balances of $83.1 million have received COVID-19 modifications. These modifications allowed borrowers to pay interest only for up to six months. As of September 30, 2020, 58 of these loans totaling $26.4 million have returned to principal and interest payments, leaving 123 loans for $56.7 million still under temporary modifications.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company has actively participated in assisting our customers with applications for resources through the program. Most PPP loans have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, we closed 304 SBA PPP loans representing $26.3 million in funding. It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

In response to the COVID-19 pandemic, Management identified food and accommodations as industries that were most likely to be adversely impacted in the near-term by economic disruption caused by the pandemic. As of September 30, 2020, our food and accommodation loans were $5.9 million, or 1.1% of total loans. These loans are mostly to restaurants and bars, and include no COVID-19 modifications. As of September 30, 2020, none of these loans were 90 or more days past due, and just two borrowers with loans totaling $30,000 were more than 30 days past due.

Retail operations

After several months of operating as drive-up only facilities, the Watseka, Danville and Clifton offices opened their lobbies to customers in September. The drive-up and lobby of the Hoopeston office remain open with protective screening, and customers can make appointments for in-office meetings. The Bourbonnais, Champaign, and Savoy offices are operating as drive-up only facilities at this time. Most banking transactions continue through the drive-ups, including opening new deposit accounts. In addition, Online and Mobile Banking are available for customers to open an account, check their balance, transfer funds, and pay bills. Checks can be deposited using Mobile Banking. Our network of over 50,000 ATMs are available for cash withdrawals with no service charge. Although some of our lobbies remain closed, we continue to operate and serve our customers with uninterrupted access to their account information and the ability to complete banking transactions.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for the fiscal year ended June 30, 2020.

Comparison of Financial Condition at September 30 and June 30, 2020

Total assets decreased $9.5 million, or 1.3%, to $726.0 million at September 30, 2020 from $735.5 million at June 30, 2020. The decrease was primarily due to a $17.8 million decrease in cash and cash equivalents and a $1.1 million decrease in investment securities, partially offset by an $8.4 million increase in net loans.

Net loans receivable, including loans held for sale, increased by $8.4 million, or 1.7%, to $518.2 million at September 30, 2020, from $509.8 million at June 30, 2020. The increase in net loans receivable during this period was due primarily to a $12.0 million, or 8.3%, increase in commercial real estate loans, a $10.7 million, or 11.1%, increase in multi-family loans, and a $569,000, or 7.6%, increase in consumer loans, partially offset by a $12.0 million, or 54.4%, decrease in construction loans, a $3.3 million, or 2.6%, decrease in one- to four-family residential mortgage loans and a $404,000, or 4.7%, decrease in home equity lines of credit.

Investment securities, consisting entirely of available-for-sale securities, decreased $1.1 million, or 0.7%, to $161.3 million at September 30, 2020, from $162.4 million at June 30, 2020. We had no securities held to maturity at September 30, 2020 or June 30, 2020.

Between September 30, 2020 and June 30, 2020, Federal Home Loan Bank (FHLB) stock increased $1.2 million to $4.2 million, deferred income taxes increased $77,000 to $707,000, foreclosed assets held for sale increased $54,000 to $440,000 and bank-owned life insurance increased $70,000 to $9.4 million, while accrued interest receivable decreased $293,000 to $1.6 million and premises and equipment decreased $112,000 to $10.1 million. The increase in FHLB stock was the result of a higher stock requirement due to an increase in FHLB advances during the quarter, and the increase in deferred income taxes was the result of an increase in bad debt allowance. The increase in foreclosed assets held for sale was due to acquisition of residential real estate and business assets, and the increase in bank-owned life insurance was the result of regular accruals of the cash surrender value. The decrease in accrued interest receivable was due to decreases in the average yield of both loans and securities.

At September 30, 2020, our investment in bank-owned life insurance was $9.4 million, an increase of $70,000 from $9.3 million at June 30, 2020. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $21.5 million at September 30, 2020.

Deposits were $601.7 million at both September 30, 2020 and June 30, 2020. Certificates of deposit, excluding brokered certificates of deposit, increased $12.2 million, or 4.5%, to $281.4 million, and savings, NOW, and money market accounts increased $33.1 million, or 14.2%, to $265.8 million, while brokered certificates of deposit were $12.3 million at both September 30, 2020 and June 30, 2020. Noninterest bearing demand accounts decreased $45.3 million, or 51.8%, to

$42.3 million. The large decrease in noninterest bearing demand accounts was due to approximately $45.3 million in deposits from a public entity that collects real estate taxes that were on deposit at June 30, 2020 and withdrawn in the three months ended September 30, 2020, when tax monies were distributed. Repurchase agreements increased $645,000, or 17.3%, to $4.4 million at September 30, 2020 from $3.7 million at June 30, 2020. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago and a line of credit from CIBC Bank USA. The FHLB advances decreased $10.5 million, or 30.4%, to $24.0 million at September 30, 2020 from $34.5 million at June 30, 2020.

Advances from borrowers for taxes and insurance increased $287,000, or 55.3%, to $806,000 at September 30, 2020 from $519,000 at June 30, 2020, while accrued interest payable decreased $116,000, or 21.6%, to $421,000 at September 30, 2020 from $537,000 at June 30, 2020. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the decrease in accrued interest payable was mostly due to a decrease in average rates on deposits, partially offset by an increase in the average balances of deposits.

Total equity increased $983,000, or 1.2%, to $83.5 million at September 30, 2020 from $82.6 million at June 30, 2020. Equity increased due to net income of $1.3 million, an increase of $2,000 in accumulated other comprehensive income, net of tax, and ESOP and stock equity plan activity of $135,000, partially offset by dividends payable of $485,000.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General. Net income increased $231,000 to $1.3 million net income for the three months ended September 30, 2020 from $1.1 million net income for the three months ended September 30, 2019. The increase was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense, and an increase in provision for loan losses.

Net Interest Income. Net interest income increased by $302,000, or 6.6%, to $4.9 million for the three months ended September 30, 2020 from $4.6 million for the three months ended September 30, 2019. The increase was due to a decrease of $1.1 million in interest expense, partially offset by a decrease of $743,000 in interest income. A $41.8 million, or 6.4%, increase in the average balance of interest earning assets was partially offset by a $34.3 million, or 6.2%, increase in the average balance of interest bearing liabilities. Our net interest margin increased by 1 basis point to 2.80% for the three months ended September 30, 2020 compared to 2.79% for the three months ended September 30, 2019, while our interest rate spread increased by 13 basis points to 2.66% for the three months ended September 30, 2020 compared to 2.53% for the three months ended September 30, 2019.

Interest Income. Interest income decreased $743,000 or 10.6%, to $6.3 million for the three months ended September 30, 2020 from $7.0 million for the three months ended September 30, 2019. The decrease in interest income was primarily due to a $544,000 decrease in interest income on loans, a $98,000 decrease in interest income on securities, and a $101,000 decrease in other interest income. The decrease in interest income on loans resulted from a 64 basis point, or 13.4%, decrease in the average yield on loans to 4.12% for the three months ended September 30, 2020, from 4.76% for the three months ended September 30, 2019, partially offset by a $23.8 million, or 4.8%, increase in the average balance of loans to $519.7 million for the three months ended September 30, 2020, from $495.9 million for the three months ended September 30, 2019. Interest on securities decreased $98,000, or 10.3%, as a result of a 40 basis point, or 15.2%, decrease in the average yield on securities to 2.22% for the three months ended September 30, 2020 from 2.62% for the three months ended September 30, 2019, partially offset by a $9.0 million, or 6.2%, increase in the average balance of securities, to $153.7 million for the three months ended September 30, 2020, from $144.7 million for the three months ended September 30, 2019.

Interest Expense. Interest expense decreased $1.0 million, or 43.1%, to $1.4 million for the three months ended September 30, 2020, from $2.4 million for the three months ended September 30, 2019. The decrease was due to decreases in the average cost of both deposits and borrowings, partially offset by increases in the average balance of deposits and borrowings.

Interest expense on interest-bearing deposits decreased by $1.0 million, or 45.9%, to $1.2 million for the three months ended September 30, 2020 from $2.3 million for the three months ended September 30, 2019. This decrease was due to an 82 basis point, or 47.5%, decrease in the average cost of interest bearing deposits to 0.91% for the three months ended September 2020, from 1.73% for the three months ended September 30, 2019, partially offset by a $16.1 million, or 3.0% increase in the average balance of interest bearing deposits to $544.6 million for the three months ended September 30, 2020 from $528.5 million for the three months ended September 30, 2019.

Interest expense on borrowings, including FHLB advances and a line of credit from CIBC Bank USA, and repurchase agreements, increased $3,000, or 2.2%, to $142,000 for the three months ended September 30, 2020 from $139,000 for the three months ended September 30, 2019. This slight increase was due to an increase in the average balance of borrowings to $45.2 million for the three months ended September 30, 2020 from $27.0 million for the three months ended September 30, 2019, mostly offset by an 80 basis point decrease in the average cost of such borrowings to 1.26% for the three months ended September 30, 2020 from 2.06% for the three months ended September 30, 2019.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $315,000 for the three months ended September 30, 2020, compared to a credit for loan losses of $(54,000) for the three months ended September 30, 2019. The allowance for loan losses was $6.5 million, or 1.24% of total loans, or 1.31% of total loans excluding PPP loans, at September 30, 2020, compared to $6.3 million, or 1.26% of total loans, at September 30, 2019 and $6.2 million, or 1.21% of total loans, or 1.27% of total loans excluding PPP loans, at June 30, 2020. During the three months ended September 30, 2020, a net charge-off of $43,000 was recorded, while during the three months ended September 30, 2019, a net recovery of $3,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2020	Year Ended June 30, 2020
Allowance to non-performing loans	2,756.78%	879.27%
Allowance to total loans outstanding at the end of the period	1.24%	1.21%
Allowance to total loans outstanding, excluding PPP loans, at end of period	1.31%	1.27%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.03%	0.04%
Total non-performing loans to total loans	0.04%	0.14%
Total non-performing assets to total assets	0.09%	0.15%

Noninterest Income. Noninterest income increased $676,000, or 63.4%, to $1.7 million for the three months ended September 30, 2020 from $1.1 million for the three months ended September 30, 2019. The increase was primarily due to an increase in gain on sale of loans, an increase in mortgage banking income, net, an increase in net realized gain on sale of available-for-sale securities, and an increase in other service charges and fees, partially offset by a decrease in customer service fees. For the three months ended September 30, 2020, gain on sale of loans increased $423,000 to $563,000, mortgage banking income, net, increased $45,000 to $90,000, net realized gain on sale of available-for-sale securities increased $203,000 to $204,000, and other service charges and fees increased $50,000 to $115,000, while customer service fees decreased $35,000 to $67,000 from the three months ended September 30, 2019. The increase in gain on sale of loans and the increase in mortgage banking income were a result of an increase in loans sold, and the increase in gain on sale of available-for-sale securities was the result of more securities sold for a gain in the three months ended September 30, 2020. The increase in other service charges and fees was due to an increase in the number of fees charged in the three months ended September 30, 2020, while the decrease in customer service fees was due to fewer customer services performed, partially as a result of COVID-19, in the three months ended September 30, 2020.

Noninterest Expense. Noninterest expense increased $281,000, or 6.7%, to $4.5 million for the three months ended September 30, 2020, from $4.2 million for the three months ended September 30, 2019. The largest components of this increase were compensation and benefits, which increased $212,000, or 8.0%, deposit insurance premium, which increased $16,000, or 57.1%, equipment expense, which increased $37,000, or 9.6%, and other expenses, which increased $86,000, or 23.4%. These increases were partially offset by decreases in office occupancy, which decreased $26,000, or 10.2%, advertising, which decreased $37,000, or 30.6%, and professional services, which decreased $16,000, or 13.8%. Compensation and benefits increased due to staffing changes, normal salary increases and increased medical costs. The deposit insurance premium increased as a result of receiving an FDIC small bank assessment credit in the three months ended September 30, 2019. Equipment expense increased as a result of more technology upgrades in the three months ended September 30, 2020, while other expenses increased due to expenses related to the foreclosed assets held for sale during the three months ended September 30, 2020. Office occupancy decreased due to extra repairs required in the three months ended September 30, 2019, while advertising decreased due to fewer television and radio advertising expenses during the three months ended September 30, 2020, and professional services decreased as a result of extra services received in the three months ended September 30, 2019.

Income Tax Expense. We recorded a provision for income tax of $512,000 for the three months ended September 30, 2020, compared to a provision for income tax of $415,000 for the three months ended September 30, 2019, reflecting effective tax rates of 27.8% and 27.4%, respectively.

Asset Quality

At September 30, 2020, our non-accrual loans totaled $94,000, including $35,000 in one- to four-family loans, $55,000 in commercial business loans and $4,000 in consumer loans.

At September 30, 2020 we had two one- to four-family residential mortgage loans totaling $142,000 that were delinquent 90 days or greater and still accruing interest.

At September 30, 2020, loans classified as substandard equaled $1.2 million. Loans classified as substandard consisted of $585,000 in one- to four-family loans, $269,000 in multi-family loans, $239,000 in commercial real estate loans, $77,000 in commercial business loans and $4,000 in consumer loans. No loans were classified as doubtful or loss at September 30, 2020.

At September 30, 2020, watch assets consisted of $724,000 in one- to four-family loans, $991,000 in commercial real estate loans, and $1.5 million in commercial business loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2020 and June 30, 2020, we had $1.3 million of troubled debt restructurings. At September 30, 2020 our troubled debt restructurings consisted of $1.2 million in one- to four-family residential mortgage loans, and $55,000 in commercial business loans.

Foreclosed Assets. At September 30 2020, we had $440,000 in foreclosed assets compared to $386,000 as of June 30, 2020. Foreclosed assets at September 30, 2020 consisted of $209,000 in residential real estate properties, $200,000 in commercial non-occupied property, and $31,000 in business assets, while foreclosed assets at June 30, 2020, consisted of $186,000 in residential real estate properties, and $200,000 in commercial non-occupied property.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2020 and 2019:

	Three months ended September 30,

	2020	2019
Balance, beginning of period	$6,234	$6,328
Loans charged off:
Real estate loans:
One- to four-family	(15)	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	(29)	—
Consumer	(13)	(15)

Gross charged off loans	(57)	(15)

Recoveries of loans previously charged off:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	9	14
Consumer	5	1

Gross recoveries of charged off loans	14	18

Net charge-offs	(43)	3

Provision charged to expense	315	(54)

Balance, end of period	$6,506	$6,277

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $272,000 to $6.5 million at September 30, 2020, from $6.2 million at June 30, 2020. The increase was primarily the result of an increase in our loan portfolio, an increase in risk associated with outstanding loans due to a change in loan portfolio mix and, to a lesser extent, additional reserves for all loans that remain under temporary COVID-19 modifications. This increase was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the potential loss in the Company’s loan portfolio at September 30, 2020.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. The Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of September 30 and June 30, 2020:

Portfolio segment	September 30, 2020 Net charge-offs – 12 quarter weighted historical	June 30, 2020 Net charge-offs – 12 quarter weighted historical

Real Estate:
One- to four-family	0.26%	0.25%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.11%	0.11%
Construction	0.00%	0.00%
Commercial business	0.09%	0.08%
Consumer	0.04%	0.06%
Entire portfolio total	0.10%	0.09%

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

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at September 30, 2020	Qualitative factor applied at June 30, 2020

Real Estate:
One- to four-family	0.57%	0.57%
Multi-family	1.63%	1.57%
Commercial	1.21%	1.20%
HELOC	0.90%	0.90%
Construction	0.84%	1.09%
Commercial business*	1.86%	1.85%
Consumer	0.73%	0.70%
Entire portfolio total*	1.21%	1.18%

*

At September 30, 2020 and June 30, 2020, $26.3 million and $26.2 million, respectively, in PPP loan with no associated allowance, were excluded from the calculation of qualitative factors since they are guaranteed by the SBA.

At September 30, 2020, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.0 million, as compared to $5.8 million at June 30, 2020. The general increase in qualitative factors was attributable primarily to an adjustment for COVID-19 concerns, partially offset by a change in the loan portfolio mix.

While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio, the increase in modifications and the potential changes in market conditions, our level of nonperforming assets and resulting charges-offs may fluctuate. Higher levels of net charge-offs requiring additional provisions for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2020 and the year ended June 30, 2020, our liquidity ratio averaged 23.6% and 22.9% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2020.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2020, cash and cash equivalents totaled $15.7 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $3.0 million at September 30, 2020.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities was $1.2 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively. Net cash used in investing activities consisted primarily of proceeds from the sales, maturities, pay downs of available-for-sale securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash used in investing activities was $(9.4) million and $(3.9) million for the three months ended September 30, 2020 and 2019, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB advances and other borrowings. The net cash used in financing activities was $(9.5) million and $(48.1) million for the three months ended September 30, 2020 and 2019, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2020 and June 30, 2020.

	September 30, 2020	June 30, 2020
	(Dollars in thousands)
Commitments to fund loans	$9,792	$16,873
Lines of credit	92,429	86,182

At September 30, 2020, certificates of deposit due within one year of September 30, 2020 totaled $261.4 million, or 43.4% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2021. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, and CIBC Bank USA. Federal Home Loan Bank advances were $24.0 million, while the amount drawn on our CIBC Bank line of credit was $3.0 million at September 30, 2020. At September 30, 2020, we had the ability to borrow up to an additional $124.6 million from the Federal Home Loan Bank of Chicago, we had $4.5 million available on our CIBC Bank line of credit, and also had the ability to borrow $23.5 million from the Federal Reserve based on current collateral pledged.

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

As of September 30, 2020, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	September 30, 2020 Actual	June 30, 2020 Actual	Minimum to Be Well Capitalized
Community Bank Leverage Ratio	10.6%	10.7%	8.0%

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. Yields and costs are annualized. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are based on month-end balances, which management deems to be representative of the operations of the Company. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Assets
Loans	$519,692	5,353	4.12%	$495,900	5,897	4.76%
Securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	11,079	69	2.49%	15,371	104	2.71%
Mortgage-backed:
GSE residential	141,151	771	2.18%	126,565	833	2.63%
State and political subdivisions	1,449	11	3.04%	2,725	12	1.76%

Total securities	153,679	851	2.22%	144,661	949	2.62%
Other	24,904	61	0.98%	15,923	162	4.07%

Total interest-earning assets	698,275	6,265	3.59%	656,484	7,008	4.27%
Non-interest earning assets	33,754			26,350

Total assets	$732,029			$682,834

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:

Interest-bearing checking or NOW	$77,903	36	0.18%	$56,703	49	0.35%

Savings accounts	51,883	27	0.21%	44,040	46	0.42%

Money market accounts	125,760	127	0.40%	102,827	341	1.33%

Certificates of deposit	289,005	1,045	1.45%	324,930	1,847	2.27%

Total interest-bearing deposits	544,551	1,235	0.91%	528,500	2,283	1.73%

Borrowings and repurchase agreements	45,231	142	1.26%	26,982	139	2.06%

	For the Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)

Total interest-bearing liabilities	589,782	1,377	0.93%	555,482	2,422	1.74%

Noninterest-bearing liabilities	58,575			46,056

Total liabilities	648,357			601,538

Stockholders’ equity	83,672			81,296

Total liabilities and stockholders’ equity	$732,029			$682,834

Net interest income		$4,888			$4,586

Interest rate spread (1)			2.66%			2.53%

Net interest margin (2)			2.80%			2.79%

Net interest-earning assets (3)	$108,493			$101,002

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$1,526	$(2,070)	$(544)
Securities	307	(405)	(98)
Other	377	(478)	(101)

Total interest-earning assets	$2,210	$(2,953)	$(743)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$78	$(91)	$(13)
Savings accounts	44	(63)	(19)
Certificates of deposit	(188)	(614)	(802)
Money market accounts	411	(625)	(214)

Total interest-bearing deposits	345	(1,393)	(1,048)
Federal Home Loan Bank advances	276	(273)	3

Total interest-bearing liabilities	$621	$(1,666)	$(1,045)

Change in net interest income	$1,589	$(1,287)	$302

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of September 30, 2020, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2020, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 12, 2020	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: November 12, 2020	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)