Form 10-Q
period 2020-12-31
IF Bancorp, Inc.
filed 2021-02-11
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

The Registrant had 3,240,376 shares of common stock, par value $0.01 per share, issued and outstanding as of February 4, 2021.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	December 31,	June 30,
	2020	2020
	(Unaudited)
Assets
Cash and due from banks	$6,789	$31,529
Interest-bearing demand deposits	876	1,938

Cash and cash equivalents	7,665	33,467

Interest-bearing time deposits in banks	3,000	3,000
Available-for-sale securities	167,551	162,394
Loans, net of allowance for loan losses of $6,449 and $6,234 at December 31, 2020 and June 30, 2020, respectively	506,786	509,817
Premises and equipment, net of accumulated depreciation of $8,354 and $8,016 at December 31, 2020 and June 30, 2020, respectively	10,046	10,193
Federal Home Loan Bank stock, at cost	4,198	3,028
Foreclosed assets held for sale	377	386
Accrued interest receivable	2,188	1,908
Bank-owned life insurance	9,484	9,345
Mortgage servicing rights	756	715
Deferred income taxes	678	630
Other	670	634

Total assets	$713,399	$735,517

Liabilities and Equity
Liabilities
Deposits
Demand	$35,555	$87,486
Savings, NOW and money market	274,769	232,723
Certificates of deposit	264,702	269,152
Brokered certificates of deposit	12,339	12,339

Total deposits	587,365	601,700

Repurchase agreements	4,571	3,738
Federal Home Loan Bank advances	24,000	34,500
Line of credit and other borrowings	3,000	3,000
Advances from borrowers for taxes and insurance	1,468	519
Accrued post-retirement benefit obligation	3,334	3,306
Accrued interest payable	334	537
Other	4,409	5,653

Total liabilities	628,481	652,953

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,240,376 shares issued and outstanding at both December 31, 2020 and June 30, 2020	32	32
Additional paid-in capital	49,427	49,239
Unearned ESOP shares, at cost, 202,073 and 211,695 shares at December 31, 2020 and June 30, 2020, respectively	(2,021)	(2,117)
Retained earnings	33,547	31,207
Accumulated other comprehensive income, net of tax	3,933	4,203

Total stockholders’ equity	84,918	82,564

Total liabilities and stockholders’ equity	$713,399	$735,517

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Interest and Dividend Income
Interest and fees on loans	$5,366	$5,794	$10,719	$11,691
Securities:
Taxable	803	911	1,643	1,830
Tax-exempt	9	23	20	53
Federal Home Loan Bank dividends	38	13	72	36
Deposits with other financial institutions	22	48	49	187

Total interest and dividend income	6,238	6,789	12,503	13,797

Interest Expense
Deposits	1,073	2,219	2,308	4,502
Borrowings and repurchase agreements	115	229	257	368

Total interest expense	1,188	2,448	2,565	4,870

Net Interest Income	5,050	4,341	9,938	8,927
Provision (Credit) for Loan Losses	(49)	(30)	266	(84)

Net Interest Income After Provision for Loan Losses	5,099	4,371	9,672	9,011

Noninterest Income
Customer service fees	74	95	141	197
Other service charges and fees	103	87	218	152
Insurance commissions	169	192	329	354
Brokerage commissions	231	234	456	469
Gain (loss) on sales of available-for-sale securities	—	(8)	204	(7)
Mortgage banking income, net	103	116	193	161
Gain on sale of loans	484	144	1,047	284
Bank-owned life insurance income, net	69	69	139	139
Other	230	294	487	542

Total noninterest income	1,463	1,223	3,214	2,291

Noninterest Expense
Compensation and benefits	2,978	2,706	5,855	5,371
Office occupancy	217	242	446	497
Equipment	422	387	845	773
Federal deposit insurance	46	—	90	28
Stationary, printing and office	20	26	53	56
Advertising	136	97	220	218
Professional services	152	155	252	271
Supervisory examinations	38	41	73	85
Audit and accounting services	18	18	91	87
Organizational dues and subscriptions	20	19	42	38
Insurance bond premiums	38	37	87	78
Telephone and postage	44	48	94	98
Loss (gain) on foreclosed assets, net	(19)	—	(10)	2
Other	418	482	871	849

Total noninterest expense	4,528	4,258	9,009	8,451

Income Before Income Tax	2,034	1,336	3,877	2,851
Provision for Income Tax	571	372	1,083	787

Net Income	$1,463	$964	$2,794	$2,064

Earnings Per Share:
Basic	$0.48	$0.32	$0.92	$0.65
Diluted	$0.48	$0.31	$0.91	$0.64
Dividends declared per common share	$—	$—	$0.15	$0.15

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2020	2019
Net Income	$1,463	$964
Other Comprehensive Income
Unrealized depreciation on available-for-sale securities, net of taxes of $(111) and $(197), for 2020 and 2019, respectively	(278)	(498)
Less: reclassification adjustment for realized losses included in net income, net of taxes of $0 and $(2), for 2020 and 2019, respectively	—	(6)

	(278)	(492)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $2 and $2 for 2020 and 2019, respectively	6	4

Other comprehensive loss, net of tax	(272)	(488)

Comprehensive Income	$1,191	$476

	Six Months Ended December 31,
	2020	2019
Net Income	$2,794	$2,064
Other Comprehensive Income
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(53) and $148, for 2020 and 2019, respectively	(131)	370
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $58 and $(2), for 2020 and 2019, respectively	146	(5)

	(277)	375
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $3 and $3 for 2020 and 2019, respectively	7	7

Other comprehensive income (loss), net of tax	(270)	382

Comprehensive Income	$2,524	$2,446

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
For the three months ended December 31, 2020
Balance, October 1, 2020	$32	$49,326	$(2,069)	$32,053	$4,205	$83,547
Net income	—	—	—	1,463	—	1,463
Other comprehensive loss	—	—	—	—	(272)	(272)
Dividends paid on unearned ESOP	—	—	—	31	—	31
Stock equity plan	—	54	—	—	—	54
ESOP shares earned, 4,811 shares	—	47	48	—	—	95

Balance, December 31, 2020	$32	$49,427	$(2,021)	$33,547	$3,933	$84,918

For the three months ended December 31, 2019
Balance, October 1, 2019	$32	$48,925	$(2,261)	$29,156	$1,435	$77,287
Net income	—	—	—	964	—	964
Other comprehensive loss	—	—	—	—	(488)	(488)
Dividends paid on unearned ESOP	—	—	—	34	—	34
Stock equity plan	—	56	—	—	—	56
Stock repurchase, 10,900 shares, average price $21.40 each	—	—	—	(233)	—	(233)
ESOP shares earned, 4,811 shares	—	60	48	—	—	108

Balance, December 31, 2019	$32	$49,041	$(2,213)	$29,921	$947	$77,728

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
For the six months ended December 31, 2020
Balance, July 1, 2020	$32	$49,239	$(2,117)	$31,207	$4,203	$82,564
Net income	—	—	—	2,794	—	2,794
Other comprehensive loss	—	—	—	—	(270)	(270)
Dividends on common stock, $0.15 per share	—	—	—	(454)	—	(454)
Stock equity plan	—	113	—	—	—	113
ESOP shares earned, 9,622 shares	—	75	96	—	—	171

Balance, December 31, 2020	$32	$49,427	$(2,021)	$33,547	$3,933	$84,918

For the six months ended December 31, 2019
Balance, July 1, 2019	$36	$48,813	$(2,309)	$35,356	$565	$82,461
Net income	—	—	—	2,064	—	2,064
Other comprehensive income	—	—	—	—	382	382
Dividends on common stock, $0.15 per share	—	—	—	(487)	—	(487)
Stock equity plan	—	111	—	—	—	111
Stock repurchase, 315,081 shares, average price $22.27 each	(4)	—	—	(7,012)	—	(7,016)
ESOP shares earned, 9,622 shares	—	117	96	—	—	213

Balance, December 31, 2019	$32	$49,041	$(2,213)	$29,921	$947	$77,728

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2020	2019
Operating Activities
Net income	$2,794	$2,064
Items not requiring (providing) cash
Depreciation	338	327
Provision (credit) for loan losses	266	(84)
Amortization of premiums and discounts on securities	337	185
Deferred income taxes	60	321
Net realized gains on loan sales	(1,047)	(284)
Net realized losses (gains) on sales of available-for-sale securities	(204)	7
Loss (gain) on foreclosed assets held for sale	(10)	2
Bank-owned life insurance income, net	(139)	(139)
Originations of loans held for sale	(30,676)	(14,997)
Proceeds from sales of loans held for sale	32,234	15,562
ESOP compensation expense	171	213
Stock equity plan expense	113	111
Changes in
Accrued interest receivable	(280)	(175)
Other assets	(36)	(159)
Accrued interest payable	(203)	905
Post-retirement benefit obligation	38	31
Other liabilities	(1,244)	(321)

Net cash provided by operating activities	2,512	3,569

Investing Activities
Net change in interest-bearing time deposits	—	—
Purchases of available-for-sale securities	(29,863)	(17,598)
Proceeds from sales of available-for-sale securities	7,830	6,132
Proceeds from maturities and pay-downs of available-for-sale securities	16,355	11,283
Net change in loans	1,960	(3,169)
Purchase of premises and equipment	(191)	(91)
Proceeds from sale of foreclosed assets	272	571
Purchase of Federal Home Loan Bank stock	(1,170)	(424)

Net cash used in investing activities	(4,807)	(3,296)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(9,885)	(42,125)
Net decrease in certificates of deposit, including brokered certificates	(4,450)	(15,572)
Net increase in advances from borrowers for taxes and insurance	949	346
Proceeds from Federal Home Loan Bank advances	72,000	31,500
Repayments of Federal Home Loan Bank advances	(82,500)	(22,000)
Proceeds from other borrowings	—	5,000
Net increase in repurchase agreements	833	1,325
Dividends paid	(454)	(487)
Purchases of Common Stock	—	(7,016)

Net cash used in financing activities	(23,507)	(49,029)

Net Decrease in Cash and Cash Equivalents	(25,802)	(48,756)
Cash and Cash Equivalents, Beginning of Period	33,467	59,600

Cash and Cash Equivalents, End of Period	$7,665	$10,844

Supplemental Cash Flows Information
Interest paid	$2,768	$3,965
Income taxes paid	$1,689	$513
Foreclosed assets acquired in settlement of loans	$253	$230

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Form 10-Q (Unaudited)

(Table dollar amounts in thousands)

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Financial Statement Presentation

IF Bancorp, Inc., (“IF Bancorp” or the “Company”) is a Maryland corporation whose principal activity is the ownership and management of its wholly owned subsidiary, Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”). The unaudited condensed consolidated financial statements include the accounts of the Company, the Association, and the Association’s wholly owned subsidiary, L.C.I. Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2020 and June 30, 2020, and the results of its operations for the three month and six month periods ended December 31, 2020 and 2019. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The results of operations for the three month and six month periods ended December 31, 2020 are not necessarily indicative of the results that may be expected for the entire year.

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

Note 2: New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update will be effective for interim and annual periods beginning after December 15, 2022. As we prepare for the adoption of ASU 2016-13, we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU 2016-13 becomes effective. We have entered an agreement with a firm specializing in ALLL modeling and have begun transition modeling so we will be ready for the required adoption. As of December 31, 2020, model installation was not completed to a point a reliable parallel test could determine the final expected impact that the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

A summary of ESOP shares at December 31, 2020 and June 30, 2020 are as follows (dollars in thousands):

	December 31, 2020	June 30, 2020
Allocated shares	146,347	127,102
Shares committed for release	9,622	19,245
Unearned shares	202,073	211,695

Total ESOP shares	358,042	358,042

Fair value of unearned ESOP shares (1)	$4,452	$3,652

(1)	Based on closing price of $22.03 and $17.25 per share on December 31, 2020, and June 30, 2020, respectively.

During the six months ended December 31, 2020, no ESOP shares were paid to ESOP participants due to separation from service. During the six months ended December 31, 2019, 1,161 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of December 31, 2020, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the six months ended December 31, 2020 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2020	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, December 31, 2020	153,143	$16.63	2.9	$827	(1)

Exercisable, December 31, 2020	153,143	$16.63	2.9	$827	(1)

(1)	Based on closing price of $22.03 per share on December 31, 2020.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the six months ended December 31, 2020.

There were 22,286 stock options that vested during the six months ended December 31, 2020 and 22,286 stock options that vested during the six months ended December 31, 2019. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the six months ended December 31, 2020 and 2019. Compensation cost related to non-vested stock options was recognized over the seven year vesting period ending in December, 2020, leaving no unrecognized compensation cost at December 31, 2020.

The following table summarizes non-vested restricted stock activity for the six months ended December 31, 2020:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2020	40,250	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,062	16.79

Balance, December 31, 2020	30,188	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest expense, was $85,000 and $24,000, respectively, for the six months ended December 31, 2020, and was $85,000 and $24,000, respectively, for the six months ended December 31, 2019. Unrecognized compensation expense for non-vested restricted stock awards was $494,000 at December 31, 2020, and is expected to be recognized over 2.9 years with a corresponding credit to paid-in capital.

Note 4: Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2020 and 2019. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net income (loss)	$1,463	$964	$2,794	$2,064

Basic weighted average shares outstanding	3,240,376	3,266,353	3,240,376	3,399,814
Less: Average unallocated ESOP shares	(204,478)	(223,723)	(206,884)	(226,129)

Basic average shares outstanding	3,035,898	3,042,630	3,033,492	3,173,685

Diluted effect of restricted stock awards and stock options	36,598	57,282	24,141	54,778

Diluted average shares outstanding	3,072,496	3,099,912	3,057,633	3,228,463

Basic earnings per common share	$0.48	$0.32	$0.92	$0.65

Diluted earnings per common share	$0.48	$0.31	$0.91	$0.64

Note 5: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2020:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$7,525	$645	$—	$8,170
Mortgage-backed:
GSE residential	148,886	5,908	(273)	154,521
Small Business Administration	3,471	138	—	3,609
State and political subdivisions	1,251	—	—	1,251

	$161,133	$6,691	$(273)	$167,551

June 30, 2020:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$7,528	$708	$—	$8,236
Mortgage-backed:
GSE residential	143,033	6,044	(222)	148,855
Small Business Administration	3,578	62	—	3,640
State and political subdivisions	1,449	215	(1)	1,663

	$155,588	$7,029	$(223)	$162,394

With the exception of Mortgage-backed GSE residential securities with a book value of approximately $148,886,000 and a market value of approximately $154,521,000 at December 31, 2020, the Company held no securities at December 31, 2020 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at December 31, 2020 and June 30, 2020 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	6,034	6,545
Five to ten years	4,246	4,435
After ten years	1,967	2,050

	12,247	13,030
Mortgage-backed securities	148,886	154,521

Totals	$161,133	$167,551

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $78,898,000 and $66,186,000 as of December 31, 2020 and June 30, 2020, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $4.6 million at December 31, 2020 and $3.7 million at June 30, 2020. At December 31, 2020, approximately $2.8 million of our repurchase agreements had an overnight maturity, while the remaining $1.8 million in repurchase agreements had a term of 30 to 90 days. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $204,000 and $21,000 and gross losses of $0 and $28,000 resulting from sales of available-for-sale securities were realized for the six months ended December 31, 2020, and 2019, respectively. Tax provision applicable to these net realized gains was $58,000 and $(2,000), respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2020 and June 30, 2020, was $24,150,000 and $24,574,000, respectively, which is approximately 14% and 15% of the Company’s available-for-sale investment portfolio. These declines in fair value at December 31, 2020 and June 30, 2020, resulted from increases in market interest rates and are considered temporary.

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and June 30, 2020:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020:
Mortgage-backed:
GSE residential	21,456	(256)	2,421	(17)	23,877	(273)

Total temporarily impaired securities	$21,456	$(256)	$2,421	$(17)	$23,877	$(273)

June 30, 2020:
Mortgage-backed:
GSE residential	$22,162	$(116)	$2,351	$(106)	$24,513	$(222)
State and political subdivisions	61	(1)	—	—	61	(1)

Total temporarily impaired securities	$22,223	$(117)	$2,351	$(106)	$24,574	$(223)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at December 31, 2020 and June 30, 2020, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020 and June 30, 2020.

Note 6: Loans and Allowance for Loan Losses

Classes of loans include:

	December 31, 2020	June 30, 2020
Real estate loans:
One- to four-family, including home equity loans	$123,493	$128,876
Multi-family	105,836	96,195
Commercial	152,448	145,113
Home equity lines of credit	7,858	8,551
Construction	13,870	22,042
Commercial	101,528	107,581
Consumer	8,265	7,529

Total loans	513,298	515,887
Less:
Unearned fees and discounts, net	63	(164)
Allowance for loan losses	6,449	6,234

Loans, net	$506,786	$509,817

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

Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of December 31, 2020, the Company had 191 PPP loans totaling $17.4 million.

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $264,821,000 and $256,015,000 as of December 31, 2020 and June 30, 2020, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $3,768,000 and $4,181,000 at December 31, 2020 and June 30, 2020, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, but still primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $24,913,000 and $23,950,000 at December 31, 2020 and June 30, 2020, respectively, of which $7,528,000 and $8,126,000, at December 31, 2020 and June 30, 2020 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and six month periods ended December 31, 2020 and 2019 and the year ended June 30, 2020:

	Three Months Ended December 31, 2020 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,033	$1,741	$1,874	$82
Provision charged to expense	(24)	3	(92)	(3)
Losses charged off	—	—	—	—
Recoveries	2	—	—	—

Balance, end of period	$1,011	$1,744	$1,782	$79

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,011	$1,744	$1,782	$79

Loans:
Ending balance	$123,493	$105,836	$152,448	$7,858

Ending balance: individually evaluated for impairment	$1,335	$—	$—	$—

Ending balance: collectively evaluated for impairment	$122,158	$105,836	$152,448	$7,858

	Three Months Ended December 31, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$85	$1,624	$67	$6,506
Provision charged to expense	45	20	2	(49)
Losses charged off	—	(11)	(3)	(14)
Recoveries	—	3	1	6

Balance, end of period	$130	$1,636	$67	$6,449

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$130	$1,636	$67	$6,449

Loans:
Ending balance	$13,870	$101,528	$8,265	$513,298

Ending balance: individually evaluated for impairment	$—	$51	$3	$1,389

Ending balance: collectively evaluated for impairment	$13,870	$101,477	$8,262	$511,909

	Six Months Ended December 31, 2020 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,044	$1,514	$1,706	$87
Provision charged to expense	(20)	230	76	(8)
Losses charged off	(15)	—	—	—
Recoveries	2	—	—	—

Balance, end of period	$1,011	$1,744	$1,782	$79

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,011	$1,744	$1,782	$79

Loans:
Ending balance	$123,493	$105,836	$152,448	$7,858

Ending balance: individually evaluated for impairment	$1,335	$—	$—	$—

Ending balance: collectively evaluated for impairment	$122,158	$105,836	$152,448	$7,858

	Six Months Ended December 31, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$240	$1,583	$60	$6,234
Provision charged to expense	(110)	81	17	266
Losses charged off	—	(40)	(16)	(71)
Recoveries	—	12	6	20

Balance, end of period	$130	$1,636	$67	$6,449

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$130	$1,636	$67	$6,449

Loans:
Ending balance	$13,870	$101,528	$8,265	$513,298

Ending balance: individually evaluated for impairment	$—	$51	$3	$1,389

Ending balance: collectively evaluated for impairment	$13,870	$101,477	$8,262	$511,909

	Year Ended June 30, 2020 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,031	$1,642	$1,623	$89
Provision charged to expense	50	(128)	83	(2)
Losses charged off	(40)	—	—	—
Recoveries	3	—	—	—

Balance, end of year	$1,044	$1,514	$1,706	$87

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,044	$1,514	$1,706	$87

Loans:
Ending balance	$128,876	$96,195	$145,113	$8,551

Ending balance: individually evaluated for impairment	$1,336	$—	$—	$15

Ending balance: collectively evaluated for impairment	$127,540	$96,195	$145,113	$8,536

	Year Ended June 30, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$213	$1,659	$71	$6,328
Provision charged to expense	27	84	14	128
Losses charged off	—	(191)	(37)	(268)
Recoveries	—	31	12	46

Balance, end of year	$240	$1,583	$60	$6,234

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$240	$1,583	$60	$6,234

Loans:
Ending balance	$22,042	$107,581	$7,529	$515,887

Ending balance: individually evaluated for impairment	$—	$304	$5	$1,660

Ending balance: collectively evaluated for impairment	$22,042	$107,277	$7,524	$514,227

	Three Months Ended December 31, 2019 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$990	$1,602	$1,657	$90
Provision charged to expense	14	(40)	28	—
Losses charged off	(13)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$991	$1,562	$1,685	$90

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$991	$1,562	$1,685	$90

Loans:
Ending balance	$127,679	$102,756	$148,299	$8,867

Ending balance: individually evaluated for impairment	$1,470	$—	$6	$18

Ending balance: collectively evaluated for impairment	$126,209	$102,756	$148,293	$8,849

	Three Months Ended December 31, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$204	$1,664	$70	$6,277
Provision charged to expense	13	(54)	9	(30)
Losses charged off	—	—	(13)	(26)
Recoveries	—	—	1	1

Balance, end of period	$217	$1,610	$67	$6,222

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$217	$1,610	$67	$6,222

Loans:
Ending balance	$18,749	$82,692	$7,355	$496,397

Ending balance: individually evaluated for impairment	$—	$48	$8	$1,550

Ending balance: collectively evaluated for impairment	$18,749	$82,644	$7,347	$494,847

	Six Months Ended December 31, 2019 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,031	$1,642	$1,623	$89
Provision charged to expense	(30)	(80)	62	1
Losses charged off	(13)	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$991	$1,562	$1,685	$90

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$991	$1,562	$1,685	$90

Loans:
Ending balance	$127,679	$102,756	$148,299	$8,867

Ending balance: individually evaluated for impairment	$1,470	$—	$6	$18

Ending balance: collectively evaluated for impairment	$126,209	$102,756	$148,293	$8,849

	Six Months Ended December 31, 2019 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$213	$1,659	$71	$6,328
Provision charged to expense	4	(63)	22	(84)
Losses charged off	—	—	(28)	(41)
Recoveries	—	14	2	19

Balance, end of period	$217	$1,610	$67	$6,222

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$217	$1,610	$67	$6,222

Loans:
Ending balance	$18,749	$82,692	$7,355	$496,397

Ending balance: individually evaluated for impairment	$—	$48	$8	$1,550

Ending balance: collectively evaluated for impairment	$18,749	$82,644	$7,347	$494,847

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
December 31, 2020:
Pass	$122,964	$105,569	$151,232	$7,858	$13,870	$99,991	$8,262	$509,746
Watch	—	—	979	—	—	1,469	—	2,448
Substandard	529	267	237	—	—	68	3	1,104
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$123,493	$105,836	$152,448	$7,858	$13,870	$101,528	$8,265	$513,298

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2020:
Pass	$127,279	$95,925	$143,727	$8,402	$22,042	$105,605	$7,524	$510,504
Watch	775	—	1,073	134	—	1,651	—	3,633
Substandard	822	270	313	15	—	81	5	1,506
Doubtful	—	—	—	—	—	244	—	244
Loss	—	—	—	—	—	—	—	—

Total	$128,876	$96,195	$145,113	$8,551	$22,042	$107,581	$7,529	$515,887

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
December 31, 2020:
Real estate loans:
One- to four-family	$599	$147	$226	$972	$122,521	$123,493	$123
Multi-family	—	—	—	—	105,836	105,836	—
Commercial	42	—	—	42	152,406	152,448	—
Home equity lines of credit	23	—	—	23	7,835	7,858	—
Construction	—	—	—	—	13,870	13,870	—
Commercial	303	—	17	320	101,208	101,528	17
Consumer	26	40	—	66	8,199	8,265	—

Total	$993	$187	$243	$1,423	$511,875	$513,298	$140

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2020:
Real estate loans:
One- to four-family	$1,034	$225	$385	$1,644	$127,232	$128,876	$304
Multi-family	—	—	—	—	96,195	96,195	—
Commercial	172	95	—	267	144,846	145,113	—
Home equity lines of credit	—	—	—	—	8,551	8,551	—
Construction	—	—	—	—	22,042	22,042	—
Commercial	—	4	244	248	107,333	107,581	—
Consumer	24	43	—	67	7,462	7,529	—

Total	$1,230	$367	$629	$2,226	$513,661	$515,887	$304

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

The following tables present impaired loans:

				Three Months Ended December 31, 2020			Six Months Ended December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2020:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$1,335	$1,335	$—	$1,340	$15	$35	$1,347	$15	$32
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	51	51	—	53	—	—	55	—	—
Consumer	3	3	—	3	—	—	4	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to-four family	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One- to-four family	1,335	1,335	—	1,340	15	35	1,347	15	32
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	51	51	—	53	—	—	55	—	—
Consumer	3	3	—	3	—	—	4	—	—

	$1,389	$1,389	$—	$1,396	$15	$35	$1,406	$15	$32

				Year Ended June 30, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2020:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,336	$1,336	$—	$1,388	$61	$62
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	3	—	—
Home equity line of credit	15	15	—	18	—	—
Construction	—	—	—	—	—	—
Commercial	304	304	—	382	23	25
Consumer	5	5	—	9	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	1,336	1,336	—	1,388	61	62
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	3	—	—
Home equity line of credit	15	15	—	18	—	—
Construction	—	—	—	—	—	—
Commercial	304	304	—	382	23	25
Consumer	5	5	—	9	—	—

	$1,660	$1,660	$—	$1,800	$84	$87

				Three Months Ended December 31, 2019			Six Months Ended December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2019:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$1,470	$1,470	$—	$1,486	$15	$15	$1,496	$29	$30
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	6	6	—	11	—	—	12	—	—
Home equity line of credit	18	18	—	18	—	—	20	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	48	48	—	52	—	—	54	—	—
Consumer	8	8	—	10	—	—	10	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to-four family	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One- to-four family	1,470	1,470	—	1,486	15	15	1,496	29	30
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	6	6	—	11	—	—	12	—	—
Home equity line of credit	18	18	—	18	—	—	20	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	48	48	—	52	—	—	54	—	—
Consumer	8	8	—	10	—	—	10	—	—

	$1,550	$1,550	$—	$1,577	$15	$15	$1,592	$29	$30

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
Mortgages on real estate:
One- to four-family	$103	$81
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	15
Construction	—	—
Commercial	51	304
Consumer	3	5

Total	$157	$405

At December 31, 2020 and June 30, 2020, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of December 31, 2020 and June 30, 2020. With the exception of a single one- to four-family residential loan for $123,000, all were performing according to the terms of the restructuring as of December 31, 2020, and with the exception of a single one- to four-family residential loan totaling $127,000, all were performing according to the terms of restructuring as of June 30, 2020. As of December 31, 2020, one loan, a commercial business loan for $51,000 was on nonaccrual, while nine one- to four-family residential loans totaling $1.2 million were still accruing. All loans listed as of June 30, 2020 were on nonaccrual except for nine one- to four-family residential loans totaling $1.3 million.

	December 31, 2020	June 30, 2020
Real estate loans
One- to four-family	$1,233	$1,256
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	15

Total real estate loans	1,233	1,271

Construction	—	—
Commercial	51	59
Consumer	—	—

Total	$1,284	$1,330

Modifications

During the six month period ended December 31, 2020, no loans were modified.

During the year ended June 30, 2020, the Company modified one commercial business loan in the amount of $61,000. This modification included a decrease in interest rate and a maturity concession.

During the six month period ended December 31, 2019, no loans were modified.

COVID-19 Modifications

Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. A total of 169 loans with current balances of $85.7 million have received COVID-19 modifications. These modifications allowed borrowers to pay interest only for up to six months. As of December 31, 2020, 148 of these loans totaling $58.5 million have returned to principal and interest payments, leaving 21 loans for $27.2 million still under temporary modifications.

TDR’s with Defaults

The Company had one TDR, a one- to four-family residential loan for $123,000 that was in default as of December 31, 2020, and was restructured in prior periods. Although we have received monthly payments on this loan for the past three years, it remains more than 90 days past due. No restructured loans were in foreclosure at December 31, 2020. The Company had one TDR, a one- to four-family residential loan for $127,000 that was in default as of June 30, 2020, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2020. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31, 2020, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $177,000. In addition, as of December 31, 2020, we had residential mortgage loans and home equity loans with a carrying value of $34,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $4,197,500 and $3,028,000 of Federal Home Loan Bank stock as of December 31, 2020 and June 30, 2020. The FHLB provides liquidity and funding through advances.

Note 8: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, were as follows at the dates specified:

	December 31, 2020	June 30, 2020
Net unrealized gains on securities available-for-sale	$6,417	$6,805
Net unrealized postretirement health benefit plan obligations	(916)	(926)

	5,501	5,879
Tax effect	(1,568)	(1,676)

Total	$3,933	$4,203

Note 9: Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six month periods ended December 31, 2020 and 2019, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$—	$(8)	$204	$(7)	Net realized gains (losses) on sale of available-for- sale securities
Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	8	5	10	10

Total reclassified amount before tax	8	(3)	214	3
Tax expense (credit)	2	(1)	61	1	Provision for Income Tax

Total reclassification out of AOCI	$6	$(2)	$153	$2	Net Income

Note 10: Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Computed at the statutory rate	$427	$281	$814	$599
Decrease resulting from
Tax exempt interest	(2)	(5)	(4)	(11)
Cash surrender value of life insurance	(14)	(14)	(29)	(29)
State income taxes	153	103	288	213
Other	7	7	14	15

Actual expense	$571	$372	$1,083	$787

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have issued a final rule setting the Community Bank Leverage Ratio at 9%, effective with the quarter ended March 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which temporarily reduced the required Community Bank Leverage Ratio to 8% through the end of 2020, and to 8.5% throughout 2021, before returning to 9% in 2022. The Association “opted in” to elect the Community Bank Leverage Ratio, effective with the quarter ended March 31, 2020.

As of December 31, 2020, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and June 30, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$8,170	$—	$8,170	$—
Mortgage-backed: GSE residential	154,521	—	154,521	—
Small Business Administration	3,609	—	3,609	—
State and political subdivisions	1,251	—	1,251	—
Mortgage servicing rights	756	—	—	756

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$8,236	$—	$8,236	$—
Mortgage-backed: GSE residential	148,855	—	148,855	—
Small Business Administration	3,640	—	3,640	—
State and political subdivisions	1,663	—	1,663	—
Mortgage servicing rights	715	—	—	715

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of December 31, 2019 or June 30, 2019. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of December 31, 2020 or June 30, 2020.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2020	$715
Total realized and unrealized gains and losses included in net income	(34)
Servicing rights that result from asset transfers	191
Payments received and loans refinanced	(116)

Balance, December 31, 2020	$756

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(34)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and June 30, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Foreclosed assets	$170	$—	$—	$170
June 30, 2020:
Foreclosed assets	$200	$—	$—	$200

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the three months and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Impaired loans (collateral-dependent)	$—	$13	$—	$13
Foreclosed assets	$—	$—	$(30)	$—

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2020 and June 30, 2020.

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$756	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	15.2% - 18.1% (15.5%)
			Probability of default	0.04% - 0.12% (0.11%)
Foreclosed assets	170	Market comparable properties	Comparability adjustments (%)	15.0% (15.0%)

	Fair Value at June 30, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$715	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	13.5% - 17.7% (13.8%)
			Probability of default	0.04% - 0.12% (0.11%)
Foreclosed assets	200	Market comparable properties	Comparability adjustments (%)	11.1% (11.1%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and June 30, 2020.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Financial assets
Cash and cash equivalents	$7,665	$7,665	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	506,786	—	—	509,773
Federal Home Loan Bank stock	4,198	—	4,198	—
Accrued interest receivable	2,188	—	2,188	—
Financial liabilities
Deposits	587,365	—	310,324	278,166
Repurchase agreements	4,571	—	4,571	—
Federal Home Loan Bank advances	24,000	—	24,886	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	1,468	—	1,468	—
Accrued interest payable	334	—	334	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Financial assets
Cash and cash equivalents	$33,467	$33,467	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	509,817	—	—	513,221
Federal Home Loan Bank stock	3,028	—	3,028	—
Accrued interest receivable	1,908	—	1,908	—
Financial liabilities
Deposits	601,700	—	320,209	283,304
Repurchase agreements	3,738	—	3,738	—
Federal Home Loan Bank advances	34,500	—	35,472	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	519	—	519	—
Accrued interest payable	537	—	537	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

In accordance with the Company’s adoption of ASU 2016-01 as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2020, represent an approximation of exit price; however, an actual exit price may differ.

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

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation. As of December 31, 2020, the Company repurchased 1,674,479 shares of common stock under stock repurchase plans.

The Company is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve System. The Company’s business activities are limited to oversight of its investment in the Association.

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston, Savoy, Champaign, and Bourbonnais, Illinois, and Osage Beach, Missouri. In September, 2020, we launched a new stand-alone digital brand that will allow us to target demographics or niches and expand to new markets. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation, is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.73% and 2.48% for the six months ended December 31, 2020 and 2019, respectively. Net interest income increased to $9.9 million, or $19.9 million on an annualized basis, for the six months ended December 31, 2020 from $8.9 million, or $17.9 million on an annualized basis, for the six months ended December 31, 2019.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $297,000, or 0.1%, of total loans at December 31, 2020, and $709,000, or 0.1%, of total loans at June 30, 2020. Our non-performing assets totaled $674,000, or 0.1% of total assets at December 31, 2020, and $1.1 million, or 0.2%, of total assets at June 30, 2020.

At December 31, 2020, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2020 was $2.8 million, compared to a net income of $2.1 million for the six months ended December 31, 2019.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and healthcare providers. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020, and is intended to provide critical support to the American people and to further strengthen our economic recovery. The Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues (Economic Aid Act), which was part of the Consolidated Appropriations Act of 2021, extends the Paycheck Protection Program (PPP) to include a second round of funding to certain businesses that received funding under the original PPP. In addition to the general impact of COVID-19, certain provisions of the CARES Act and the Economic Aid Act, as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations.

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

Financial position and results of operations

Our December 31, 2020 financial condition and results of operations were not significantly impacted as a result of the COVID-19 pandemic. While the general element of our allowance for loan losses increased in our prior fiscal year due to COVID-related changes in the economic forecast, the majority of our provision for loan losses in the six months ended December 31, 2020, were due to loan growth and a change in loan portfolio mix, and to a lesser extent, additional reserves for all loans that remain under temporary COVID-19 modifications. Refer to our discussions in MD&A below for additional information on COVID-19 modifications. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional credit loss expense. The execution of the payment deferrals discussed in the following commentary assisted our ratio of past due loans to total loans. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Our fee income could be reduced due to COVID-19. We are working with COVID-19 affected customers by temporarily waiving fees when appropriate including insufficient funds and overdraft fees, and ATM fees. At this time, we do not anticipate a material impact on our fee income.

Our interest income could be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of December 31, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

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

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of December 31, 2020 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.

Our Business Continuity and Pandemic Response Plan

The Company maintains a Disaster Recovery/Business Continuity Plan to ensure the maintenance or recovery of operations, including services to customers, when confronted with adverse events such as natural disasters, technological failures, human error, cybercrime, terrorism or pandemic outbreak. When the COVID-19 pandemic declaration was announced, the Disaster Planning/Recovery team activated the Disaster Recovery Plan, including the Pandemic Response

Plan, with a focus on maintaining virtually all customer services in the event of a total or partial closure of banking offices and/or staffing shortages. The team implemented protocols for employee safety, reviewed critical business processes, identified staff who could work remotely, and began mobilizing and preparing the equipment that would be required. An Employee Telecommuting Agreement was developed to establish controls and expectations for those working remotely, including adherence to security and privacy policies. Timely communication was provided to employees and customers. ATM and vault cash was increased at all locations in anticipation of greater demand. The Company’s quick and decisive plan implementation resulted in minimal impacts to operations as a result of the COVID-19 pandemic. Prior technology planning enabled the successful deployment of certain operations and other personnel to remote environments thereby reducing the number of employees working from physical banking offices. In addition, bank lobbies were closed and customer traffic limited to drive-up facilities, with the exception of the Hoopeston lobby which remained open with protective screening. This reduced the number of employees required to be on-site at any given time and allowed teams to rotate in and out at periodic intervals, helping to facilitate the effective implementation of social distancing standards. Currently the Danville and Watseka offices are open as drive-up facilities and offering lobby access by appointment only. The Hoopeston lobby remains open but is not accepting in-office appointments. The Bourbonnais, Champaign, Clifton and Savoy offices are open as drive-up facilities only.

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

Lending operations and accommodations to borrowers

We are working with customers directly affected by the COVID-19 pandemic. We continue to offer and provide short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by COVID-19, we are engaging in more frequent communication with borrowers to better understand their situation and the challenges faced by them, allowing us to respond proactively as needs and issues arise.

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing payment deferrals for our lending clients that are adversely affected by the pandemic. Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. At December 31, 2020, we have 169 loans with current balances of $85.7 million that have received COVID-19 modifications. These modifications allowed borrowers to pay interest only for up to six months. As of December 31, 2020, 148 of these loans totaling $58.5 million have returned to principal and interest payments, leaving 21 loans for $27.2 million still under temporary modifications.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company has actively participated in assisting our customers with applications for resources through the program. Most PPP loans have a five-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. While we closed 305 SBA PPP loans representing $26.3 million in funding, after SBA forgiveness, we have 191 loans totaling $17.4 million remaining in our portfolio at December 31, 2020. It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

In response to the COVID-19 pandemic, Management identified food and accommodations as industries that were most likely to be adversely impacted in the near-term by economic disruption caused by the pandemic. As of December 31, 2020, our food and accommodation loans were $8.3 million, or 1.6% of total loans. These loans are mostly real estate loans on restaurants and bars, and include $1.4 million in COVID-19 modifications. As of December 31, 2020, none of these loans were 90 or more days past due, and just two borrowers with loans totaling $24,000 were more than 30 days past due.

Retail operations

The Danville and Watseka offices are operating as drive-up facilities and offering lobby access by appointment only. The Hoopeston lobby remains open but is not accepting in-office appointments. The Bourbonnais, Champaign, Clifton and Savoy offices are open as drive-up facilities only. Most banking transactions can be accomplished through the drive-ups, including opening deposit accounts, signing loan and other documents, and in-person Notary services. Online Banking and the Mobile Banking App are available for customers who wish to open an account, check their balance, transfer funds, and pay bills. Checks can be deposited using Mobile Banking and customers can start the loan application process for mortgages and personal loans through our Online Banking. Our network of over 50,000 ATMs are available for cash withdrawals with no service charge. Although some of our lobbies remain closed, we continue to operate and serve our customers with uninterrupted access to their account information and the ability to complete banking transactions.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2020.

Comparison of Financial Condition at December 31, 2020 and June 30, 2020

Total assets decreased $22.1 million, or 3.0%, to $713.4 million at December 31, 2020 from $735.5 million at June 30, 2020. The decrease was primarily due to a $25.8 million decrease in cash and cash equivalents and a $3.0 million decrease in net loans receivable, partially offset by a $5.2 million increase in investment securities. The decrease in assets was due to the expected withdrawal of deposits by one public entity, as discussed below.

Net loans receivable, including loans held for sale, decreased by $3.0 million, or 0.6%, to $506.8 million at December 31, 2020 from $509.8 million at June 30, 2020. The decrease in net loans receivable during this period was due primarily to a $8.2 million, or 37.1%, decrease in construction loans, a $6.1 million, or 5.6%, decrease in commercial business loans, a $5.4 million, or 4.2%, decrease in one- to four-family loans, and a $693,000, or 8.1%, decrease in home equity lines of credit, partially offset by a $9.6 million, or 10.0%, increase in multi-family loans, a $7.3 million, or 5.1%, increase in commercial real estate loans and a $736,000, or 9.8%, increase in consumer loans. The $6.1 million decrease in commercial business loans included an $8.9 million decrease in PPP loans, partially offset by a $2.8 million increase in non-PPP commercial business loans.

Investment securities, consisting entirely of securities available for sale, increased $5.2 million, or 3.2%, to $167.6 million at December 31, 2020 from $162.4 million at June 30, 2020. We had no securities classified as held to maturity at December 31, 2020 or June 30, 2020.

Between June 30, 2020 and December 31, 2020, Federal Home Loan Bank (FHLB) stock increased $1.2 million, accrued interest receivable increased $280,000, and deferred income taxes increased $48,000 to $678,000, while premises and equipment decreased $147,000 to $10.1 million, and foreclosed assets held for sale decreased $9,000 to $377,000. The increase in Federal Home Loan Bank stock was the result of a higher stock requirement due to an increase in Federal Home Loan Bank advances during the period, the increase in accrued interest receivable was due to an increase in the average balance of loans and securities, and the increase in deferred income taxes was mostly due to an increase in bad debt allowance. The decrease in premises and equipment was primarily due to an increase in accumulated depreciation, and the decrease in foreclosed assets held for sale was due to the sale of property.

At December 31, 2020, our investment in bank-owned life insurance was $9.5 million, an increase of $139,000 from $9.3 million at June 30, 2020. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which resulted in a limit of $21.5 million at December 31, 2020.

Deposits decreased $14.3 million, or 2.4%, to $587.4 million at December 31, 2020 from $601.7 million at June 30, 2020. Certificates of deposit, excluding brokered certificates of deposit, decreased $4.5 million, or 1.7%, to $264.7 million, while brokered certificates of deposit were $12.3 million at both December 31, 2020 and June 30, 2020. Savings, NOW, and money market accounts increased $42.0 million, or 18.1%, to $274.8 million, and noninterest bearing demand accounts decreased $51.9 million, or 59.3%, to $35.6 million. The large decrease in noninterest bearing demand accounts was due primarily to approximately $45.3 million in deposits from a public entity that collects real estate taxes that was on deposit at June 30, 2020 and withdrawn when tax monies were distributed. The large increase in savings, NOW and money market accounts was due to other public entity customers who received deposits when these tax monies were distributed, an increase in brokered money market funds, and a general increase in new money from customers. Repurchase agreements increased $833,000, or 22.3%, to $4.6 million at December 31, 2020, from $3.7 million at June 30, 2020. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago and a line of credit from CIBC Bank USA. The FHLB advances decreased $10.5 million, or 30.4%, to $24.0 million at December 31, 2020 from $34.5 million at June 30, 2020, while the line of credit balance was $3.0 million at both December 31, 2020 and June 30, 2020.

Advances from borrowers for taxes and insurance increased $949,000, or 182.9%, to $1.5 million at December 31, 2020, from $519,000 at June 30, 2020. Accrued interest payable decreased $203,000, or 37.8%, to $334,000 at December 31, 2020, from $537,000 at June 30, 2020. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the decrease in accrued interest payable resulted from a decrease in the average cost of interest-bearing liabilities.

Total equity increased $2.4 million, or 2.9%, to $84.9 million at December 31, 2020 from $82.6 million at June 30, 2020. Equity increased due to net income of $2.8 million, and ESOP and stock equity plan activity of $284,000, partially offset by a decrease of $270,000 in accumulated other comprehensive income, net of tax, and the payment of approximately $454,000 in dividends to our shareholders.

Comparison of Operating Results for the Six Months Ended December 31, 2020 and 2019

General. Net income increased $730,000 to $2.8 million for the six months ended December 31, 2020 from $2.1 million for the six months ended December 31, 2019. The increase in net income was due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in provision for loan losses and an increase in noninterest expense.

Net Interest Income. Net interest income increased $1.0 million, or 11.3%, to $9.9 million for the six months ended December 31, 2020 from $8.9 million for the six months ended December 31, 2019. This was a result of a decrease of $2.3 million in interest expense, partially offset by a decrease of $1.3 million in interest and dividend income. Our interest rate spread increased by 25 basis points to 2.73% for the six months ended December 31, 2020 compared to 2.48% for the six months ended December 31, 2019, and our net interest margin increased by 13 basis points to 2.86% for the six months ended December 31, 2020 compared to 2.73% for the six months ended December 31, 2019. A $41.0 million, or 6.3%, increase in the average balance of interest earning assets was partially offset by a $32.4 million, or 5.8%, increase in average balance of interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income decreased $1.3 million, or 9.4%, to $12.5 million for the six months ended December 31, 2020 from $13.8 million for the six months ended December 31, 2019. The decrease in interest and dividend income was due to a $972,000 decrease in interest income on loans, a $220,000 decrease in interest on securities, and a $102,000 decrease in other interest income. The decrease in interest income on loans resulted from a 58 basis point, or 12.3%, decrease in the average yield on loans to 4.14% for the six months ended December 31, 2020 from 4.72% for the six months ended December 31, 2019, partially offset by a $21.7 million, or 4.4%, increase in the average balance of loans to $517.6 million for the six months ended December 31, 2020, from $495.8 million for the six months ended December 31, 2019. The decrease in interest income on securities was due to a 45 basis point decrease in the average yield on securities to 2.15% for the six months ended December 31, 2020 from 2.60% for the six months ended December 31, 2019, partially offset by a $9.4 million, or 6.5%, increase in the average balance of securities to $154.5 million for the six months ended December 31, 2020, from $145.1 million for the six months ended December 31, 2019. The decrease in other interest income was a result of a 240 basis point decrease in the average yield in other interest earning assets, including Federal Home Loan Bank dividends and deposits with other financial institutions, to 1.06% from 3.46%, partially offset by a $9.9 million increase in the average balance of other interest earning assets.

Interest Expense. Interest expense decreased $2.3 million, or 47.3%, to $2.6 million for the six months ended December 31, 2020, from $4.9 million for the six months ended December 31, 2019. The decrease was primarily due to a decrease of $2.2 million in interest on deposits and an $111,000 decrease in interest on borrowings and repurchase agreements.

Interest expense on interest-bearing deposits decreased by $2.2 million, or 48.7%, to $2.3 million for the six months ended December 31, 2020 from $4.5 million for the six months ended December 31, 2019. This decrease was due to an 87 basis point decrease in the average cost of interest bearing deposits to 0.84% for the six months ended December 31, 2020 from 1.71% for the six months ended December 31, 2019, partially offset by an increase of $27.1 million in the average balance of interest-bearing deposits to $552.3 million for the six months ended December 31, 2020 from $525.3 million for the six months ended December 31, 2019.

Interest expense on borrowings, including FHLB advances and a line of credit from CIBC Bank USA, and repurchase agreements, decreased $111,000, or 30.2%, to $257,000 for the six months ended December 31, 2020 from $368,000 for the six months ended December 31, 2019. This decrease was due to an 88 basis point decrease in the average cost of borrowings to 1.34% for the six months ended December 31, 2020 from 2.22% for the six months ended December 31, 2019, partially offset by an increase in the average balance of borrowings to $38.4 million for the six months ended December 31, 2020 from $33.1 million for the six months ended December 31, 2019.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $266,000 for the six months ended December 31, 2020, compared to a credit for loan losses of $(84,000) for the six months ended December 31, 2019. The allowance for loan losses was $6.4 million, or 1.26% of total loans, or 1.30% of total loans excluding PPP loans, at December 31, 2020, compared to $6.2 million, or 1.25% of total loans, at December 31, 2019 and $6.2 million, or 1.21% of total loans, or 1.27% of total loans excluding PPP loans, at June 30, 2020. During the six months ended December 31, 2020, net charge-offs of $51,000 were recorded while during the six months ended December 31, 2019, net charge-offs of $22,000 were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	At or for the Six Months Ended December 31, 2020	At or for the Year Ended June 30, 2020
Allowance to non-performing loans at the end of the period	2,173.59%	879.27%
Allowance to total loans outstanding at the end of the period	1.26%	1.21%
Allowance to total loans outstanding, excluding PPP loans, at end of period	1.30%	1.27%
Net charge-offs to average total loans outstanding during the period, annualized	0.02%	0.04%
Total non-performing loans to total loans at the end of the period	0.06%	0.14%
Total non-performing assets to total assets at the end of the period	0.09%	0.15%

Noninterest Income. Noninterest income increased $923,000, or 40.3%, to $3.2 million for the six months ended December 31, 2020 from $2.3 million for the six months ended December 31, 2019. The increase was primarily due to an increase in gain on sale of loans, an increase in mortgage banking income, net, an increase in net realized gain on sale of available-for-sale securities, and an increase in other service charges and fees, partially offset by a decrease in customer service fees. For the six months ended December 31, 2020, gain on sale of loans increased $763,000 to $1.0 million, mortgage banking income, net, increased $32,000 to $193,000, net realized gain on sale of available-for-sale securities increased $211,000 to $204,000, and other service charges and fees increased $66,000 to $218,000, while customer service fees decreased $56,000 to $141,000 from the six months ended December 31, 2019. The increase in gain on sale of loans and the increase in mortgage banking income were a result of an increase in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the six months ended December 31, 2020 due to historically low interest rates. The increase in gain on sale of available-for-sale securities was the result of more securities sold for a gain in the six months ended December 31, 2020. The increase in other service charges and fees was due to an increase in the number of fees charged in the six months ended December 31, 2020, while the decrease in customer service fees was due to fewer customer services performed and more customer fees waived, partially as a result of COVID-19, in the six months ended December 31, 2020.

Noninterest Expense. Noninterest expense increased $558,000, or 6.6%, to $9.1 million for the six months ended December 31, 2020 from $8.5 million for the six months ended December 31, 2019. The largest components of this increase were compensation and benefits, which increased $484,000, or 9.0%, deposit insurance premium, which increased $62,000, or 221.4%, and equipment expense, which increased $72,000, or 9.3%. These increases were partially offset by decreases in office occupancy, which decreased $51,000, or 10.3%, and professional services, which decreased $19,000, or 7.0%. Compensation and benefits increased due to staffing changes, normal salary increases and increased medical costs. The deposit insurance premium increased as a result of receiving an FDIC small bank assessment credit in the six months ended December 31, 2019. Equipment expense increased as a result of more technology upgrades in the six months ended December 31, 2020. Office occupancy decreased due to extra repairs required in the six months ended December 31, 2019, while professional services decreased as a result of extra legal services received in the six months ended December 31, 2019.

Income Tax Expense. We recorded a provision for income tax of $1.1 million for the six months ended December 31, 2020, compared to a provision for income tax of $787,000 for the six months ended December 31, 2019, reflecting effective tax rates of 27.9% and 27.6%, respectively.

Comparison of Operating Results for the Three Months Ended December 31, 2020 and 2019

General. Net income increased $499,000 to $1.5 million net income for the three months ended December 31, 2020 from $964,000 net income for the three months ended December 31, 2019. The increase in net income was primarily due to an increase in net interest income, an increase in noninterest income, and an increase in credit for loan losses, partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased $709,000 to $5.1 million for the three months ended December 31, 2020 from $4.3 million for the three months ended December 31, 2019. The increase was a result of a $1.3 million decrease in interest expense, partially offset by a $551,000 decrease in interest and dividend income. Our interest rate spread increased 38 basis points to 2.81% for the three months ended December 31, 2020 compared to 2.43% for the three months ended December 31, 2019, and our net interest margin increased by 25 basis points to 2.92% for the three months ended December 31, 2020 compared to 2.67% for the three months ended December 31, 2019. A $40.3 million, or 6.2%, increase in the average balance of interest earning assets was partially offset by a $30.5 million, or 5.4% increase in average balance of interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income decreased $551,000, or 8.1%, to $6.2 million for the three months ended December 31, 2020 from $6.8 million for the three months ended December 31, 2019. The decrease in interest and dividend income was primarily due to a $428,000 decrease in interest income on loans and a $122,000 decrease in interest income on securities. The decrease in interest income on securities resulted from a 48 basis point, or 18.5%, decrease in the average yield on securities to 2.09% from 2.57%, partially offset by a $9.8 million, or 6.7%, increase in the average balance of securities to $155.2 million from $145.5 million. The decrease in interest on loans resulted from a 52 basis point, or 11.1%, decrease in the average yield on loans to 4.16% from 4.68%, partially offset by a $19.7 million, or 4.0%, increase in the average balance of loans to $515.4 million from $495.7 million.

Interest Expense. Interest expense decreased $1.3 million, or 51.5%, to $1.2 million for the three months ended December 31, 2020 from $2.4 million for the three months ended December 31, 2019. This decrease was due to a 94 basis point, or 54.0%, decrease in the average cost of interest-bearing liabilities to 0.80% from 1.74%, partially offset by a $30.5 million, or 5.4%, increase in the average balance of interest-bearing liabilities to $591.7 million from $561.2 million.

Interest expense on interest-bearing deposits decreased by $1.1 million, or 51.6%, to $1.1 million for the three months ended December 31, 2020 from $2.2 million for the three months ended December 31, 2019. This decrease was due to a decrease in the average cost of interest-bearing deposits to 0.77% for the three months ended December 31, 2020 from 1.70% for the three months ended December 31, 2019, partially offset by a $38.1 million, or 7.3%, increase in the average balance of interest-bearing deposits to $560.1 million for the three months ended December 31, 2020 from $522.0 million for the three months ended December 31, 2019.

Interest expense on borrowings decreased $114,000, or 49.8%, to $115,000 for the three months ended December 31, 2020, from $229,000 for the three months ended December 31, 2019. This decrease was due to a decrease in the average balance of borrowings to $31.6 million for the three months ended December 31, 2020, from $39.2 million for the three months ended December 31, 2019, and an 87 basis point decrease in the average cost of such borrowings to 1.46% for the three months ended December 31, 2020 from 2.33% for the three months ended December 31, 2019.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a credit for loan losses of $(49,000) for the three months ended December 31, 2020, compared to a credit for loan losses of $(30,000) for the three months ended December 31, 2019. During the three months ended December 31, 2020, net charge-offs of $8,000 were recorded, while during the three months ended December 31, 2019, net charge-offs of $25,000 were recorded.

Noninterest Income. Noninterest income increased $240,000, or 19.6%, to $1.5 million for the three months ended December 31, 2020 from $1.2 million for the three months ended December 31, 2019. The increase was primarily due to an increase in net gain on sale of loans and an increase in other service charges and fees, partially offset by a decrease in insurance commissions and a decrease in customer service fees. For the three months ended December 31, 2020, the net gain on the sale of loans increased $340,000 to $484,000, and other service charges and fees increased $16,000 to $103,000, while insurance commissions decreased $23,000 to $169,000 and customer service fees decrease $21,000 to $74,000 from the three months ended December 31, 2019. The increase in net gain on sale of loans was primarily due to earning higher agent fees on loans sold to the Federal Home Loan Bank of Chicago in the three months ending December 31, 2020, than in the three months ended December 31, 2019, while the increase in other service charges and fees was due to an increase in the number of fees charged in the three months ended December 31, 2020. The decrease in insurance commissions was due to higher commissions earned in the three months ended December 31, 2019, and the decrease in customer service fees was due to fewer customer services performed and more customer fees waived, partially as a result of COVID-19, in the three months ended December 31, 2020.

Noninterest Expense. Noninterest expense increased $270,000, or 6.3%, to $4.5 million for the three months ended December 31, 2020 from $4.3 million for the three months ended December 31, 2019. The largest components of this increase were compensation and benefits, which increased $272,000, or 10.0%, deposit insurance premium, which increased $46,000, or 100.0%, equipment expense, which increased $35,000, or 9.0%, and advertising, which increased $39,000, or 40.2%. These increases were partially offset by decreases in office occupancy, which decreased $25,000, or 10.3%, and other expenses, which decreased $64,000, or 13.3%. Compensation and benefits increased due to staffing changes, normal salary increases and increased medical costs. The deposit insurance premium increased as a result of receiving an FDIC small bank assessment credit in the three months ended December 31, 2019. Equipment expense increased as a result of more technology upgrades in the three months ended December 31, 2020, while advertising increased due to costs associated with the kickoff our new digital bank during the three months ended December 31, 2020. Office occupancy decreased due to extra repairs required in the three months ended December 31, 2019, while other expenses decreased as a result of costs related to employee events during the three months ended December 31, 2019 that were not held in 2020, and also due to the timing of payment of miscellaneous expenses.

Income Tax Expense. We recorded a provision for income tax of $571,000 for the three months ended December 31, 2020, compared to a provision for income tax of $372,000 for the three months ended December 31, 2019, reflecting effective tax rates of 28.1% and 27.8%, respectively.

Asset Quality

At December 31, 2020, our non-accrual loans totaled $157,000, including $103,000 in one- to four-family loans, $51,000 in commercial business loans, and $3,000 in consumer loans. At December 31, 2019, we had a single one- to four-family loan for $123,000 and one commercial business loan for $17,000, which were delinquent 90 days or greater and still accruing interest.

At December 31, 2020, loans classified as substandard equaled $1.1 million. Loans classified as substandard consisted of $529,000 in one- to four-family loans, $267,000 in multi-family loans, $237,000 in commercial real estate loans, $68,000 in commercial business loans and $3,000 in consumer loans. At December 31, 2020, no loans were classified as doubtful or loss.

At December 31, 2020, watch rated assets consisted of $979,000 in commercial real estate loans and $1.5 million in commercial business loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At December 31, 2020 and June 30, 2020, we had $1.3 million of troubled debt restructurings. At December 31, 2020 our troubled debt restructurings consisted of $1.2 million in one- to four-family loans and $51,000 in commercial business loans.

Foreclosed Assets. At December 31 2020, we had $377,000 in foreclosed assets compared to $386,000 as of June 30, 2020. Foreclosed assets at December 31, 2020 consisted of $177,000 in residential real estate properties and $200,000 in commercial non-occupied property, while foreclosed assets at June 30, 2020 consisted of $186,000 in residential real estate properties and $200,000 in commercial non-occupied property.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six-month periods ended December 31, 2020 and 2019:

	Six months ended December 31,
	2020	2019
Balance, beginning of period	$6,234	$6,328
Loans charged off
Real estate loans
One- to four-family	(15)	(13)
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	(40)	—
Consumer	(16)	(28)

Gross charged off loans	(71)	(41)

Recoveries of loans previously charged off
Real estate loans
One- to four-family	2	3
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	12	14
Consumer	6	2

Gross recoveries of charged off loans	20	19

Net charge offs	(51)	(22)

Provision charged to expense	266	(84)

Balance, end of period	$6,449	$6,222

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $215,000 to $6.4 million at December 31, 2020, from $6.2 million at June 30, 2020. This increase was primarily the result of an increase in risk associated with outstanding loans due to a change in portfolio mix and, to a lesser extent, additional reserves for all loans that remain under temporary COVID-19 modifications. This increase was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the potential loss in the Company’s loan portfolio at December 31, 2020.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. The Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of December 31 and June 30, 2020:

Portfolio segment	December 31, 2020 Net charge-offs – 12 quarter weighted historical	June 30, 2020 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.25%	0.25%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.05%	0.11%
Construction	0.00%	0.00%
Commercial business	0.10%	0.08%
Consumer	0.03%	0.06%

Entire portfolio total	0.09%	0.09%

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

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at December 31, 2020	Qualitative factor applied at June 30, 2020
Real Estate:
One- to four-family	0.58%	0.57%
Multi-family	1.65%	1.57%
Commercial	1.19%	1.20%
HELOC	0.96%	0.90%
Construction	0.94%	1.09%
Commercial business*	1.85%	1.85%
Consumer	0.75%	0.70%

Entire portfolio total*	1.21%	1.18%

*

At December 31, 2020 and June 30, 2020, $17.4 million and $26.2 million, respectively, in PPP loan with no associated allowance, were excluded from the calculation of qualitative factors since they are guaranteed by the SBA.

At December 31, 2020, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.0 million, as compared to $5.8 million at June 30, 2020. The general increase in qualitative factors was attributable primarily to an adjustment for COVID-19 concerns, partially offset by a change in the loan portfolio mix.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. For the three months ended December 31, 2020 and the year ended June 30, 2020, our liquidity ratio averaged 23.6% and 22.9% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2020.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2020, cash and cash equivalents totaled $7.7 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $3.0 million at December 31, 2020.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $2.5 million and $3.6 million for the six months ended December 31, 2020 and 2019 respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay-downs on mortgage-backed securities. Net cash used in investing activities was $4.8 million and $3.3 million for the six months ended December 31, 2020 and 2019, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash used in financing activities was $(23.5) million and $(49.0) million for the six months ended December 31, 2020 and 2019, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2020 and June 30, 2020.

	December 31, 2020	June 30, 2020
	(Dollars in thousands)
Commitments to fund loans	$20,014	$16,873
Lines of credit	88,602	86,182

At December 31, 2020, certificates of deposit due within one year of December 31, 2020 totaled $232.3 million, or 39.6% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits, our line of credit or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2021. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, and CIBC Bank USA. Federal Home Loan Bank advances were $24.0 million, while the amount drawn on our CIBC line of credit was $3.0 million at December 31, 2020. At December 31, 2020 we had the ability to borrow up to an additional $107.3 million from the Federal Home Loan Bank of Chicago, we had $4.5 million available on our CIBC Bank line of credit, and also had the ability to borrow $27.5 million from the Federal Reserve based on current collateral pledged.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have issued a final rule setting the Community Bank Leverage Ratio at 9%, effective with the quarter ended March 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which temporarily reduced the required Community Bank Leverage Ratio to 8% through the end of 2020, and to 8.5% throughout 2021, before returning to 9% in 2022. The Association “opted in” to elect the Community Bank Leverage Ratio, effective with the quarter ended March 31, 2020.

As of December 31, 2020, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	December 31, 2020	June 30, 2020	Minimum to Be Well
	Actual	Actual	Capitalized
Community Bank Leverage Ratio	11.1%	10.7%	8.0%

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

	For the Three Months Ended December 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$515,408	$5,366	4.16%	$495,715	$5,794	4.68%
Securities:
U.S. government, federal agency and government-sponsored enterprises	11,006	68	2.47%	14,693	96	2.61%
U.S. government-sponsored enterprise MBS	142,847	735	2.06%	128,468	826	2.57%
State and political subdivisions	1,383	9	2.60%	2,300	12	2.09%

Total securities	155,236	812	2.09%	145,461	934	2.57%
Other interest-earning assets	20,627	60	1.16%	9,831	61	2.48%

Total interest-earning assets	691,271	6,238	3.61%	651,007	6,789	4.17%
Non-interest earning assets	34,233			26,332

Total assets	$725,504			$677,339

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$90,470	39	0.17%	$62,217	53	0.34%
Savings accounts	54,275	28	0.21%	44,676	47	0.42%
Money market accounts	130,852	125	0.38%	99,937	310	1.24%
Certificates of deposit	284,516	881	1.24%	315,176	1,809	2.30%

Total interest-bearing deposits	560,113	1,073	0.77%	522,006	2,219	1.70%
Borrowings and repurchase agreements	31,612	115	1.46%	39,232	229	2.33%

Total interest-bearing liabilities	591,725	1,188	0.80%	561,238	2,448	1.74%
Noninterest-bearing liabilities	49,521			38,724

Total liabilities	641,246			599,962
Stockholders’ equity	84,258			77,377

Total liabilities and stockholders’ equity	$725,504			$677,339

Net interest income		$5,050			$4,341

Interest rate spread (1)			2.81%			2.43%
Net interest margin (2)			2.92%			2.67%
Net interest-earning assets (3)	$99,546			$89,769

Average interest-earning assets to interest-bearing liabilities	117%			116%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$517,550	$10,719	4.14%	$495,808	$11,691	4.72%
Securities:
U.S. government, federal agency and government-sponsored enterprises	11,042	137	2.48%	15,033	200	2.66%
U.S. government-sponsored enterprise MBS	141,999	1,506	2.12%	127,517	1,659	2.60%
State and political subdivisions	1,416	20	2.82%	2,513	24	1.91%

Total securities	154,457	1,663	2.15%	145,063	1,883	2.60%
Other interest-earning assets	22,766	121	1.06%	12,877	223	3.46%

Total interest-earning assets	694,773	12,503	3.60%	653,748	13,797	4.22%
Non-interest earning assets	33,992			26,392

Total assets	$728,765			$680,140

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$84,187	75	0.18%	$59,460	102	0.34%
Savings accounts	53,079	55	0.21%	44,358	92	0.41%
Money market accounts	128,306	252	0.39%	101,382	652	1.29%
Certificates of deposit	286,761	1,926	1.34%	320,053	3,656	2.28%

Total interest-bearing deposits	552,333	2,308	0.84%	525,253	4,502	1.71%
Borrowings and repurchase agreements	38,422	257	1.34%	33,106	368	2.22%

Total interest-bearing liabilities	590,755	2,565	0.87%	558,359	4,870	1.74%
Noninterest-bearing liabilities	54,045			42,444

Total liabilities	644,800			600,803
Stockholders’ equity	83,965			79,337

Total liabilities and stockholders’ equity	$728,765			$680,140

Net interest income		$9,938			$8,927

Interest rate spread (1)			2.73%			2.48%
Net interest margin (2)			2.86%			2.73%
Net interest-earning assets (3)	$104,018			$95,389

Average interest-earning assets to interest-bearing liabilities	118%			117%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended December 31, 2020 vs. 2019			Six Months Ended December 31, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,245	$(1,673)	$(428)	$1,257	$(2,229)	$(972)
Securities	337	(459)	(122)	295	(515)	(220)
Other	174	(175)	(1)	271	(373)	(102)

Total interest-earning assets	$1,756	$(2,307)	$(551)	$1,823	$(3,117)	$(1,294)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$94	$(108)	$(14)	$76	$(103)	$(27)
Savings accounts	50	(69)	(19)	41	(78)	(37)
Certificates of deposit	(162)	(766)	(928)	(349)	(1,381)	(1,730)
Money market accounts	473	(658)	(185)	392	(792)	(400)

Total interest-bearing deposits	455	(1,601)	(1,146)	160	(2,354)	(2,194)
Federal Home Loan Bank advances and repurchase agreements	(39)	(75)	(114)	136	(247)	(111)

Total interest-bearing liabilities	$416	$(1,676)	$(1,260)	$296	$(2,601)	$(2,305)

Change in net interest income	$1,340	$(631)	$709	$1,527	$(516)	$1,011

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of December 31, 2020, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2020 (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 11, 2020	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: February 11, 2020	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer