Form 10-Q
period 2021-03-31
IF Bancorp, Inc.
filed 2021-05-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

The Registrant had 3,240,376 shares of common stock, par value $0.01 per share, issued and outstanding as of May 5, 2021.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

IF Bancorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amount)

	March 31, 2021	June 30, 2020
	(Unaudited)
Assets
Cash and due from banks	$29,786	$31,529
Interest-bearing demand deposits	3,470	1,938

Cash and cash equivalents	33,256	33,467

Interest-bearing time deposits in banks	2,500	3,000
Available-for-sale securities	175,760	162,394
Loans, net of allowance for loan losses of $6,351 and $6,234 at March 31, 2021 and June 30, 2020, respectively	504,454	509,817
Premises and equipment, net of accumulated depreciation of $8,524 and $8,016 at March 31, 2021 and June 30, 2020, respectively	9,936	10,193
Federal Home Loan Bank stock, at cost	4,198	3,028
Foreclosed assets held for sale	207	386
Accrued interest receivable	2,034	1,908
Bank-owned life insurance	9,274	9,345
Mortgage servicing rights	930	715
Deferred income taxes	1,840	630
Other	1,057	634

Total assets	$745,446	$735,517

Liabilities and Equity
Liabilities
Deposits
Demand	$44,769	$87,486
Savings, NOW and money market	304,035	232,723
Certificates of deposit	256,091	269,152
Brokered certificates of deposit	12,339	12,339

Total deposits	617,234	601,700

Repurchase agreements	6,701	3,738
Federal Home Loan Bank advances	24,000	34,500
Line of credit and other borrowings	3,000	3,000
Advances from borrowers for taxes and insurance	1,449	519
Accrued post-retirement benefit obligation	3,349	3,306
Accrued interest payable	221	537
Other	6,008	5,653

Total liabilities	661,962	652,953

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,240,376 shares issued and outstanding at both March 31, 2021 and June 30, 2020	32	32
Additional paid-in capital	49,516	49,239
Unearned ESOP shares, at cost, 197,261 and 211,695 shares at March 31, 2021 and June 30, 2020, respectively	(1,973)	(2,117)
Retained earnings	34,621	31,207
Accumulated other comprehensive income, net of tax	1,288	4,203

Total stockholders’ equity	83,484	82,564

Total liabilities and stockholders’ equity	$745,446	$735,517

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Interest and Dividend Income
Interest and fees on loans	$5,169	$5,738	$15,888	$17,429
Securities:
Taxable	697	975	2,340	2,805
Tax-exempt	9	11	29	64
Federal Home Loan Bank dividends	29	17	101	53
Deposits with other financial institutions	22	58	71	245

Total interest and dividend income	5,926	6,799	18,429	20,596

Interest Expense
Deposits	789	2,000	3,097	6,502
Borrowings and repurchase agreements	113	209	370	577

Total interest expense	902	2,209	3,467	7,079

Net Interest Income	5,024	4,590	14,962	13,517
Provision for Loan Losses	(101)	282	165	198

Net Interest Income After Provision for Loan Losses	5,125	4,308	14,797	13,319

Noninterest Income
Customer service fees	64	90	205	287
Other service charges and fees	97	66	315	218
Insurance commissions	186	149	515	503
Brokerage commissions	261	238	717	707
Net realized gains on sales of available-for-sale securities	116	146	320	139
Mortgage banking income, net	255	(2)	448	159
Gain on sale of loans	239	148	1,286	432
Bank-owned life insurance income, net	207	66	346	205
Other	222	273	709	815

Total noninterest income	1,647	1,174	4,861	3,465

Noninterest Expense
Compensation and benefits	3,041	2,887	8,896	8,258
Office occupancy	242	242	688	739
Equipment	397	399	1,242	1,172
Federal deposit insurance	44	—	134	28
Stationary, printing and office	7	29	60	85
Advertising	124	162	344	380
Professional services	116	67	368	338
Supervisory examinations	36	32	109	117
Audit and accounting services	17	17	108	104
Organizational dues and subscriptions	5	7	47	45
Insurance bond premiums	50	42	137	120
Telephone and postage	49	55	143	153
Loss on foreclosed assets, net	28	2	18	4
Other	456	415	1,327	1,264

Total noninterest expense	4,612	4,356	13,621	12,807

Income Before Income Tax	2,160	1,126	6,037	3,977
Provision for Income Tax	600	316	1,683	1,103

Net Income	$1,560	$810	$4,354	$2,874

Earnings Per Share:
Basic	$0.51	$0.27	$1.43	$0.92
Diluted	$0.50	$0.26	$1.42	$0.90
Dividends declared per common share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net Income	$1,560	$810
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(1,025) and $705, for 2021 and 2020, respectively	(2,569)	1,767
Less: reclassification adjustment for realized gains included in net income, net of taxes of $33 and $42, for 2021 and 2020, respectively	83	104

	(2,652)	1,663
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $3 and $1 for 2021 and 2020, respectively	7	2

Other comprehensive income (loss), net of tax	(2,645)	1,665

Comprehensive Income (Loss)	$(1,085)	$2,475

	Nine Months Ended March 31,
	2021	2020
Net Income	$4,354	$2,874
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(1,078) and $852, for 2021 and 2020, respectively	(2,700)	2,138
Less: reclassification adjustment for realized gains included in net income, net of taxes of $91 and $40, for 2021 and 2020, respectively	229	99

	(2,929)	2,039
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $6 and $5 for 2021 and 2020, respectively	14	8

Other comprehensive income (loss), net of tax	(2,915)	2,047

Comprehensive Income	$1,439	$4,921

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
For the three months ended March 31, 2021
Balance, January 1, 2021	$32	$49,427	$(2,021)	$33,547	$3,933	$84,918
Net income	—	—	—	1,560	—	1,560
Other comprehensive income (loss)	—	—	—	—	(2,645)	(2,645)
Dividends on common stock, $0.15 per share	—	—	—	(486)	—	(486)
Stock equity plan	—	36	—	—	—	36
ESOP shares earned, 4,811 shares	—	53	48	—	—	101

Balance, March 31, 2021	$32	$49,516	$(1,973)	$34,621	$1,288	$83,484

For the three months ended March 31, 2020
Balance, January 1, 2020	$32	$49,041	$(2,213)	$29,921	$947	$77,728
Net income	—	—	—	810	—	810
Other comprehensive income	—	—	—	—	1,665	1,665
Dividends on common stock, $0.15 per share	—	—	—	(486)	—	(486)
Stock equity plan	—	56	—	—	—	56
Stock repurchase, 22,795 shares, average price $19.43 each	—	—	—	(443)	—	(443)
ESOP shares earned, 4,811 shares	—	54	48	—	—	102

Balance, March 31, 2020	$32	$49,151	$(2,165)	$29,802	$2,612	$79,432

See accompanying notes to the unaudited condensed consolidated financial statements.

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
For the nine months ended March 31, 2021
Balance, July 1, 2020	$32	$49,239	$(2,117)	$31,207	$4,203	$82,564
Net income	—	—	—	4,354	—	4,354
Other comprehensive income (loss)	—	—	—	—	(2,915)	(2,915)
Dividends on common stock, $0.30 per share	—	—	—	(940)	—	(940)
Stock equity plan	—	149	—	—	—	149
ESOP shares earned, 14,434 shares	—	128	144	—	—	272

Balance, March 31, 2021	$32	$49,516	$(1,973)	$34,621	$1,288	$83,484

For the nine months ended March 31, 2020
Balance, July 1, 2019	$36	$48,813	$(2,309)	$35,356	$565	$82,461
Net income	—	—	—	2,874	—	2,874
Other comprehensive income	—	—	—	—	2,047	2,047
Dividends on common stock, $0.30 per share	—	—	—	(973)	—	(973)
Stock equity plan	—	167	—	—	—	167
Stock repurchase, 337,876 shares, average price $22.08 each	(4)	—	—	(7,455)	—	(7,459)
ESOP shares earned, 14,434 shares	—	171	144	—	—	315

Balance, March 31, 2020	$32	$49,151	$(2,165)	$29,802	$2,612	$79,432

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31,
	2021	2020
Operating Activities
Net income	$4,354	$2,874
Items not requiring (providing) cash
Depreciation	508	500
Provision for loan losses	165	198
Amortization of premiums and discounts on securities	621	141
Deferred income taxes	(47)	251
Net realized gains on loan sales	(1,286)	(432)
Net realized gains on sales of available-for-sale securities	(320)	(139)
Loss on foreclosed assets held for sale	18	4
Bank-owned life insurance income, net	(346)	(205)
ESOP compensation expense	272	315
Stock equity plan expense	149	167
Changes in
Originations of loans held for sale	(44,211)	(21,635)
Proceeds from sales of loans held for sale	45,754	22,415
Accrued interest receivable	(126)	117
Other assets	(423)	(143)
Accrued interest payable	(316)	134
Post-retirement benefit obligation	63	44
Other liabilities	(131)	167

Net cash provided by operating activities	4,698	4,773

Investing Activities
Net change in interest bearing time deposits	500	—
Purchases of available-for-sale securities	(57,719)	(29,681)
Proceeds from the sales of available-for-sale securities	12,891	6,132
Proceeds from maturities and pay-downs of available-for-sale securities	27,063	19,741
Net change in loans	4,473	(7,487)
Purchase of premises and equipment	(251)	(116)
Proceeds from sale of foreclosed assets	414	572
Purchase of Federal Home Loan Bank stock	(1,170)	(1,234)
Proceeds from settlement of bank-owned life insurance death claim	417	—

Net cash used in investing activities	(13,382)	(12,073)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	28,595	(34,901)
Net decrease in certificates of deposit, including brokered certificates	(13,061)	(38,992)
Net increase in advances from borrowers for taxes and insurance	930	525
Proceeds from Federal Home Loan Bank advances	72,000	58,500
Repayments of Federal Home Loan Bank advances	(82,500)	(29,000)
Proceeds from other borrowings	—	5,000
Net increase in repurchase agreements	2,963	1,389
Dividends paid	(454)	(487)
Purchase of common stock	—	(7,459)

Net cash provided by (used in) financing activities	8,473	(45,425)

Net Decrease in Cash and Cash Equivalents	(211)	(52,725)
Cash and Cash Equivalents, Beginning of Period	33,467	59,600

Cash and Cash Equivalents, End of Period	$33,256	$6,875

Supplemental Cash Flows Information
Interest paid	$3,783	$6,945
Income taxes paid, net of refunds	$2,137	$786
Foreclosed assets acquired in settlement of loans	$253	$230
Dividends payable	$486	$487

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2021 and June 30, 2020, and the results of its operations for the three month and nine month periods ended March 31, 2021 and 2020. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The results of operations for the three month and nine month periods ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year.

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

Note 2: New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update will be effective for interim and annual periods beginning after December 15, 2022. As we prepare for the adoption of ASU 2016-13, we have engaged a firm specializing in ALLL modeling and have begun transition modeling so we will be ready for the required adoption. As of March 31, 2021, model installation was not completed to a point a reliable parallel test could determine the final expected impact that the adoption of ASU 2016-13 will have on the consolidated financial statements.

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

A summary of ESOP shares at March 31, 2021 and June 30, 2020 are as follows (dollars in thousands):

	March 31, 2021	June 30, 2020
Allocated shares	145,469	127,102
Shares committed for release	14,434	19,245
Unearned shares	197,261	211,695

Total ESOP shares	357,164	358,042

Fair value of unearned ESOP shares (1)	$4,245	$3,652

(1)	Based on closing price of $21.52 and $17.25 per share on March 31, 2021, and June 30, 2020, respectively.

During the nine months ended March 31, 2021, 878 ESOP shares were paid to ESOP participants due to separation from service. During the nine months ended March 31, 2020, 1,161 ESOP shares were paid to ESOP participants due to separation from service.

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

On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vested in equal installments over 7 years, and became fully vested in December, 2020. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of March 31, 2021, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the nine months ended March 31, 2021 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2020	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, March 31, 2021	153,143	$16.63	2.7	$749	(1)

Exercisable, March 31, 2021	153,143	$16.63	2.7	$749	(1)

(1)	Based on closing price of $21.52 per share on March 31, 2021.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the nine months ended March 31, 2021.

There were 22,286 options that vested during the nine months ended March 31, 2021 and 22,286 stock options that vested during the nine months ended March 31, 2020. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the nine months ended March 31, 2021 and 2020. Compensation cost related to non-vested stock options was recognized over the seven year vesting period ending in December, 2020, leaving no unrecognized compensation cost at March 31, 2021.

The following table summarizes non-vested restricted stock activity for the nine months ended March 31, 2021:

	Shares	Weighted-Average Grant-Date Fair Value
Balance, June 30, 2020	40,250	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,062	16.79

Balance, March 31, 2021	30,188	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest expense, was $127,000 and $36,000, respectively, for both the nine months ended March 31, 2021, and for the nine months ended March 31, 2020. Unrecognized compensation expense for non-vested restricted stock awards was $451,000 at March 31, 2021, and is expected to be recognized over 2.7 years with a corresponding credit to paid-in capital.

Note 4: Earnings Per Common Share (“EPS”)

Basic and diluted earnings per common share are presented for the three month and nine month periods ended March 31, 2021 and 2020. The factors used in the earnings per common share computation are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Net income	$1,560	$810	$4,354	$2,874

Basic weighted average shares outstanding	3,240,376	3,256,972	3,240,376	3,352,546
Less: Average unallocated ESOP shares	(199,667)	(218,912)	(204,478)	(223,723)

Basic average shares outstanding	3,040,709	3,038,060	3,035,898	3,128,823

Diluted effect of restricted stock awards and stock options	49,989	51,662	33,508	53,740

Diluted average shares outstanding	3,090,698	3,089,722	3,069,406	3,182,563

Basic earnings per common share	$0.51	$0.27	$1.43	$0.92

Diluted earnings per common share	$0.50	$0.26	$1.42	$0.90

Note 5: Securities

The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses on securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2021:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$7,523	$563	$—	$8,086
Mortgage-backed:
GSE residential	156,560	4,307	(2,118)	158,749
Small Business Administration	7,719	66	(111)	7,674
State and political subdivisions	1,251	—	—	1,251

	$173,053	$4,936	$(2,229)	$175,760

June 30, 2020:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$7,528	$708	$—	$8,236
Mortgage-backed:
GSE residential	143,033	6,044	(222)	148,855
Small Business Administration	3,578	62	—	3,640
State and political subdivisions	1,449	215	(1)	1,663

	$155,588	$7,029	$(223)	$162,394

With the exception of mortgage-backed GSE residential securities with a book value of approximately $156,560,000, and a market value of approximately $158,749,000 at March 31, 2021, the Company held no securities at March 31, 2021 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at March 31, 2021 and June 30, 2020 were issued by GSEs.

The amortized cost and fair value of available-for-sale securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value

Within one year	$—	$—
One to five years	6,031	6,491
Five to ten years	3,976	4,106
After ten years	6,486	6,414

	16,493	17,011
Mortgage-backed securities	156,560	158,749

Totals	$173,053	$175,760

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $78,413,000 and $66,186,000 as of March 31, 2021 and June 30, 2020, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $6.7 million at March 31, 2021 and $3.7 million at June 30, 2020. At March 31, 2021, approximately $5.5 million of our repurchase agreements had an overnight maturity, while the remaining $1.2 million in repurchase agreements had a monthly maturity. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Gross gains of $327,000 and $167,000 and gross losses of $7,000 and $28,000, resulting from sales of available-for-sale securities were realized for the nine month period ended March 31, 2021, and 2020, respectively. The tax provision applicable to these net realized gains amounted to approximately $91,000 and $40,000 respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2021 and June 30, 2020 was $71,670,000 and $24,574,000, respectively, which is approximately 41% and 15% of the Company’s available-for-sale investment portfolio. These declines in fair value at March 31, 2021 and June 30, 2020, resulted from increases in market interest rates and are considered temporary.

The following table shows the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and June 30, 2020:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2021:

Mortgage-backed:
GSE residential	64,851	(2,101)	2,411	(17)	67,261	(2,118)
Small Business Administration	4,408	(111)	—	—	4,408	(111)

Total temporarily impaired securities	$69,259	$(2,212)	$2,411	$(17)	$71,670	$(2,229)

June 30, 2020:

Mortgage-backed:
GSE residential	$22,162	$(116)	$2,351	$(106)	$24,513	$(222)
State and political subdivisions	61	(1)	—	—	61	(1)

Total temporarily impaired securities	$22,223	$(117)	$2,351	$(106)	$24,574	$(223)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and U.S. Government and federal agency and Government sponsored enterprises at March 31, 2021 and June 30, 2020, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021 and June 30, 2020.

Note 6: Loans and Allowance for Loan Losses

Classes of loans include:

	March 31, 2021	June 30, 2020

Real estate loans:
One- to four-family, including home equity loans	$116,363	$128,876
Multi-family	105,895	96,195
Commercial	149,639	145,113
Home equity lines of credit	7,814	8,551
Construction	20,783	22,042
Commercial	103,326	107,581
Consumer	7,498	7,529

Total loans	511,318	515,887

Less:
Unearned fees and discounts, net	513	(164)
Allowance for loan losses	6,351	6,234

Loans, net	$504,454	$509,817

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

Loan Concentration

The loan portfolio includes a concentration of loans secured by commercial and multi-family real estate properties amounting to $267,047,000 and $256,015,000 as of March 31, 2021 and June 30, 2020, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $3,701,000 and $4,181,000 at March 31, 2021 and June 30, 2020, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $24,833,000 and $23,950,000 at March 31, 2021 and June 30, 2020, respectively, of which $7,559,000 and $8,126,000, at March 31, 2021 and June 30, 2020 were outside our primary market area.

Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and nine month periods ended March 31, 2021 and 2020 and the year ended June 30, 2020:

	Three Months Ended March 31, 2021 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,011	$1,744	$1,782	$79
Provision charged to expense	(56)	(3)	(24)	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$955	$1,741	$1,758	$79

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$955	$1,741	$1,758	$79

Loans:

Ending balance	$116,363	$105,895	$149,639	$7,814

Ending balance: individually evaluated for impairment	$1,328	$—	$—	$—

Ending balance: collectively evaluated for impairment	$115,035	$105,895	$149,639	$7,814

	Three Months Ended March 31, 2021 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$130	$1,636	$67	$6,449
Provision charged to expense	69	(80)	(7)	(101)
Losses charged off	—	—	(7)	(7)
Recoveries	—	4	6	10

Balance, end of period	$199	$1,560	$59	$6,351

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$199	$1,560	$59	$6,351

Loans:

Ending balance	$20,783	$103,326	$7,498	$511,318

Ending balance: individually evaluated for impairment	$—	$65	$—	$1,393

Ending balance: collectively evaluated for impairment	$20,783	$103,261	$7,498	$509,925

	Nine Months Ended March 31, 2021 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,044	$1,514	$1,706	$87
Provision charged to expense	(76)	227	52	(8)
Losses charged off	(15)	—	—	—
Recoveries	2	—	—	—

Balance, end of period	$955	$1,741	$1,758	$79

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$955	$1,741	$1,758	$79

Loans:

Ending balance	$116,363	$105,895	$149,639	$7,814

Ending balance: individually evaluated for impairment	$1,328	$—	$—	$—

Ending balance: collectively evaluated for impairment	$115,035	$105,895	$149,639	$7,814

	Nine Months Ended March 31, 2021 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$240	$1,583	$60	$6,234
Provision charged to expense	(41)	1	10	165
Losses charged off	—	(40)	(23)	(78)
Recoveries	—	16	12	30

Balance, end of period	$199	$1,560	$59	$6,351

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$199	$1,560	$59	$6,351

Loans:

Ending balance	$20,783	$103,326	$7,498	$511,318

Ending balance: individually evaluated for impairment	$—	$65	$—	$1,393

Ending balance: collectively evaluated for impairment	$20,783	$103,261	$7,498	$509,925

	Year Ended June 30, 2020 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,031	$1,642	$1,623	$89
Provision charged to expense	50	(128)	83	(2)
Losses charged off	(40)	—	—	—
Recoveries	3	—	—	—

Balance, end of year	$1,044	$1,514	$1,706	$87

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,044	$1,514	$1,706	$87

Loans:

Ending balance	$128,876	$96,195	$145,113	$8,551

Ending balance: individually evaluated for impairment	$1,336	$—	$—	$15

Ending balance: collectively evaluated for impairment	$127,540	$96,195	$145,113	$8,536

	Year Ended June 30, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$213	$1,659	$71	$6,328
Provision charged to expense	27	84	14	128
Losses charged off	—	(191)	(37)	(268)
Recoveries	—	31	12	46

Balance, end of year	$240	$1,583	$60	$6,234

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$240	$1,583	$60	$6,234

Loans:
Ending balance	$22,042	$107,581	$7,529	$515,887

Ending balance: individually evaluated for impairment	$—	$304	$5	$1,660

Ending balance: collectively evaluated for impairment	$22,042	$107,277	$7,524	$514,227

	Three Months Ended March 31, 2020 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$991	$1,562	$1,685	$90
Provision charged to expense	74	121	(5)	2
Losses charged off	(27)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,038	$1,683	$1,680	$92

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,038	$1,683	$1,680	$92

Loans:
Ending balance	$129,185	$107,107	$143,396	$9,131

Ending balance: individually evaluated for impairment	$1,591	$—	$4	$16

Ending balance: collectively evaluated for impairment	$127,594	$107,107	$143,392	$9,115

	Three Months Ended March 31, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$217	$1,610	$67	$6,222
Provision charged to expense	27	57	6	282
Losses charged off	—	—	(6)	(33)
Recoveries	—	—	3	3

Balance, end of period	$244	$1,667	$70	$6,474

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$244	$1,667	$70	$6,474

Loans:

Ending balance	$20,897	$83,812	$7,154	$500,682

Ending balance: individually evaluated for impairment	$—	$41	$7	$1,659

Ending balance: collectively evaluated for impairment	$20,897	$83,771	$7,147	$499,023

	Nine Months Ended March 31, 2020 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,031	$1,642	$1,623	$89
Provision charged to expense	44	41	57	3
Losses charged off	(40)	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,038	$1,683	$1,680	$92

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,038	$1,683	$1,680	$92

Loans:

Ending balance	$129,185	$107,107	$143,396	$9,131

Ending balance: individually evaluated for impairment	$1,591	$—	$4	$16

Ending balance: collectively evaluated for impairment	$127,594	$107,107	$143,392	$9,115

	Nine Months Ended March 31, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$213	$1,659	$71	$6,328
Provision charged to expense	31	(6)	28	198
Losses charged off	—	—	(34)	(74)
Recoveries	—	14	5	22

Balance, end of period	$244	$1,667	$70	$6,474

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$244	$1,667	$70	$6,474

Loans:
Ending balance	$20,897	$83,812	$7,154	$500,682

Ending balance: individually evaluated for impairment	$—	$41	$7	$1,659

Ending balance: collectively evaluated for impairment	$20,897	$83,771	$7,147	$499,023

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
March 31, 2021:
Pass	$115,838	$105,630	$148,491	$7,814	$20,783	$97,042	$7,496	$503,094
Watch	—	—	966	—	—	6,219	2	7,187
Substandard	525	265	182	—	—	65	—	1,037
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$116,363	$105,895	$149,639	$7,814	$20,783	$103,326	$7,498	$511,318

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2020:
Pass	$127,279	$95,925	$143,727	$8,402	$22,042	$105,605	$7,524	$510,504
Watch	775	—	1,073	134	—	1,651	—	3,633
Substandard	822	270	313	15	—	81	5	1,506
Doubtful	—	—	—	—	—	244	—	244
Loss	—	—	—	—	—	—	—	—

Total	$128,876	$96,195	$145,113	$8,551	$22,042	$107,581	$7,529	$515,887

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
March 31, 2021:
Real estate loans:
One- to four-family	$637	$—	$224	$861	$115,502	$116,363	$121
Multi-family	—	—	—	—	105,895	105,895	—
Commercial	—	399	—	399	149,240	149,639	—
Home equity lines of credit	—	—	—	—	7,814	7,814	—
Construction	—	—	—	—	20,783	20,783	—
Commercial	—	—	17	17	103,309	103,326	—
Consumer	24	16	—	40	7,458	7,498	—

Total	$661	$415	$241	$1,317	$510,001	$511,318	$121

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2020:
Real estate loans:
One- to four-family	$1,034	$225	$385	$1,644	$127,232	$128,876	$304
Multi-family	—	—	—	—	96,195	96,195	—
Commercial	172	95	—	267	144,846	145,113	—
Home equity lines of credit	—	—	—	—	8,551	8,551	—
Construction	—	—	—	—	22,042	22,042	—
Commercial	—	4	244	248	107,333	107,581	—
Consumer	24	43	—	67	7,462	7,529	—

Total	$1,230	$367	$629	$2,226	$513,661	$515,887	$304

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

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $1.3 million in TDRs that were classified as impaired.

The following tables present impaired loans:

				Three Months Ended March 31, 2021			Nine Months Ended March 31, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2021:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,328	$1,328	$—	$1,331	$14	$9	$1,343	$49	$42
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	65	65	—	67	1	1	73	2	2
Consumer	—	—	—	—	—	—	—	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	1,328	1,328	—	1,331	14	9	1,343	49	42
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	65	65	—	67	1	1	73	2	2
Consumer	—	—	—	—	—	—	—	—	—

	$1,393	$1,393	$—	$1,398	$15	$10	$1,416	$51	$44

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2020:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,336	$1,336	$—	$1,388	$61	$62
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	3	—	—
Home equity line of credit	15	15	—	18	—	—
Construction	—	—	—	—	—	—
Commercial	304	304	—	382	23	25
Consumer	5	5	—	9	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	1,336	1,336	—	1,388	61	62
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	3	—	—
Home equity line of credit	15	15	—	18	—	—
Construction	—	—	—	—	—	—
Commercial	304	304	—	382	23	25
Consumer	5	5	—	9	—	—

	$1,660	$1,660	$—	$1,800	$84	$87

				Three Months Ended March 31, 2020			Nine Months Ended March 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2020:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,591	$1,591	$—	$1,613	$13	$15	$1,641	$47	$48
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	4	4	—	5	—	—	11	—	—
Home equity line of credit	16	16	—	17	—	—	19	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	41	41	—	44	—	—	51	—	—
Consumer	7	7	—	8	—	—	9	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—

Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	1,591	1,591	—	1,613	13	15	1,641	47	48
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	4	4	—	5	—	—	11	—	—
Home equity line of credit	16	16	—	17	—	—	19	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	41	41	—	44	—	—	51	—	—
Consumer	7	7	—	8	—	—	9	—	—

	$1,659	$1,659	$—	$1,687	$13	$15	$1,731	$47	$48

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the Company’s nonaccrual loans at March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
Mortgages on real estate:
One- to four-family	$103	$81
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	15
Construction loans	—	—
Commercial business loans	17	304
Consumer loans	—	5

Total	$120	$405

At March 31, 2021 and June 30, 2020, the Company had a number of loans that were modified in TDRs and that were impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of March 31, 2021 and June 30, 2020. With the exception of a single one- to four-family residential loans for $121,000, all were performing according to the terms of the restructuring as of March 31, 2021, and with the exception of a single one- to four-family residential loan totaling $127,000, all were performing according to the terms of restructuring as of June 30, 2020. As of March 31, 2021, all loans listed were accruing. All loans listed as of June 30, 2020 were on nonaccrual except for nine one- to four-family residential loans totaling $1.3 million.

	March 31, 2021	June 30, 2020
Real estate loans
One- to four-family	$1,225	$1,256
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	15

Total real estate loans	1,225	1,271

Construction	—	—
Commercial	48	59
Consumer loans	—	—

Total	$1,273	$1,330

Modifications

During the nine month period ended March 31, 2021, no loans were modified as TDRs.

During the year ended June 30, 2020, the Company modified one commercial business loan in the amount of $61,000. This modification included a decrease in interest rate and a maturity concession.

During the nine month period ended March 31, 2020, no loans were modified as TDRs.

See “COVID-19 Modifications” below for a discussion of certain modifications that are not designated as TDRs.

COVID-19 Modifications

Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. A total of 163 loans with current balances of $86.7 million have received COVID-19 modifications. These modifications allowed borrowers to pay interest only for up to six months. As of March 31, 2021, 147 of these loans totaling $58.1 million have returned to principal and interest payments, leaving 16 loans for $28.6 million still under temporary modifications.

TDR’s with Defaults

The Company had one TDR, a one- to four-family residential loan for $121,000 that was in default as of March 31, 2021, and was restructured in prior periods. Although we have received monthly payments on this loan for the past three years, it remains more than 90 days past due. No restructured loans were in foreclosure at March 31, 2021. The Company had one TDR, a one- to four-family residential loan for $127,000 that was in default as of June 30, 2020, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2020. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2021, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $7,000. In addition, as of March 31, 2021, we had residential mortgage loans and home equity loans with a carrying value of $34,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7: Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $4,198,000 of Federal Home Loan Bank stock as of March 31, 2021 and $3,028,000 as of June 30, 2020. The FHLB provides liquidity and funding through advances.

Note 8: Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, were as follows at the dates specified:

	March 31, 2021	June 30, 2020
Net unrealized gains on securities available-for-sale	$2,707	$6,805
Net unrealized postretirement health benefit plan obligations	(906)	(926)

	1,801	5,879
Tax effect	(513)	(1,676)

Total	$1,288	$4,203

Note 9: Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine month periods ended March 31, 2021 and 2020, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains on available-for-sale securities	$116	$146	$320	$139	Net realized gains on sale of available-for- sale securities

Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	10	$3	20	$13

Total reclassified amount before tax	126	149	340	152
Tax expense	36	43	97	45	Provision for Income Tax

Total reclassification out of AOCI	$90	$106	$243	$107	Net Income

Note 10: Income Taxes

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Computed at the statutory rate	$454	$236	$1,268	$835
Decrease resulting from
Tax exempt interest	(2)	(2)	(6)	(13)
Cash surrender value of life insurance	(43)	(14)	(72)	(43)
State income taxes	154	86	442	299
Other	37	10	51	25

Actual expense	$600	$316	$1,683	$1,103

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have issued a final ruling setting the minimum capital for the Community Bank Leverage Ratio at 9%, effective with the quarter ended March 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which temporarily reduced the required community Bank Leverage Ratio to 8% through the end of 2020, and to 8.5% throughout 2021, before returning to 9% on January 1, 2022. The Association “opted in” to elect the Community Bank Leverage Ratio, effective with the quarter ended March 31, 2020.

As of March 31, 2021, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and June 30, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021:
Available-for-sale securities:
US Government and federal agency	$8,086	$—	$8,086	$—
Mortgage-backed securities – GSE residential	158,749	—	158,749	—
Small Business Administration	7,674	—	7,674	—
State and political subdivisions	1,251	—	1,251	—

Mortgage servicing rights	930	—	—	930

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Available-for-sale securities:
US Government and federal agency	$8,236	$—	$8,236	$—
Mortgage-backed securities – GSE residential	148,855	—	148,855	—
Small Business Administration	3,640	—	3,640	—
State and political subdivisions	1,663	—	1,663	—

Mortgage servicing rights	715	—	—	715

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2021 or June 30, 2020. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of March 31, 2021 or June 30, 2020.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2020	$715

Total realized and unrealized gains and losses included in net income	110
Servicing rights that result from asset transfers	321
Payments received and loans refinanced	(216)

Balance, March 31, 2021	$930

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$110

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and June 30, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021:
Foreclosed assets	$—	$—	$—	$—
June 30, 2020:
Foreclosed assets	$200	$—	$—	$200

The following table presents recoveries (losses) recognized on assets measured on a non-recurring basis for the three months and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Impaired loans (collateral-dependent)	$—	$—	$—	$13
Foreclosed and repossessed assets held for sale	$—	$—	$(30)	$—

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2021 and June 30, 2020.

	Fair Value at March 31, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$930	Discounted cash flow	Discount rate	9.5% – 11.5% (9.5%)

			Constant prepayment rate	11.6% - 17.3% (11.6%)

			Probability of default	0.04% - 0.12% (0.11%)

	Fair Value at June 30, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$715	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)

			Constant prepayment rate	13.5% - 17.7% (13.8%)

			Probability of default	0.04% - 0.12% (0.11%)

Foreclosed assets	200	Market comparable properties	Comparability adjustments (%)	11.1% (11.1%)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and June 30, 2020.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021:
Financial assets
Cash and cash equivalents	$33,256	$33,256	$—	$—
Interest-bearing time deposits in banks	2,500	2,500	—	—
Loans, net of allowance for loan losses	504,454	—	—	507,048
Federal Home Loan Bank stock	4,198	—	4,198	—
Accrued interest receivable	2,034	—	2,034	—

Financial liabilities
Deposits	617,234	—	348,804	269,171
Repurchase agreements	6,701	—	6,701	—
Federal Home Loan Bank advances	24,000	—	24,787	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	1,449	—	1,449	—
Accrued interest payable	221	—	221	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Financial assets
Cash and cash equivalents	$33,467	$33,467	$—	$—
Interest-bearing time deposits in banks	3,000	3,000	—	—
Loans, net of allowance for loan losses	509,817	—	—	513,221
Federal Home Loan Bank stock	3,028	—	3,028	—
Accrued interest receivable	1,908	—	1,908	—

Financial liabilities
Deposits	601,700	—	320,209	283,304
Repurchase agreements	3,738	—	3,738	—
Federal Home Loan Bank advances	34,500	—	35,472	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	519	—	519	—
Accrued interest payable	537	—	537	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

In accordance with the Company’s adoption of ASU 2016-01 as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2021, represent an approximation of exit price; however, an actual exit price may differ.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus that has caused the COVID-19 pandemic can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are subject to additional risks, uncertainties and assumptions.

Additional factors that may affect our results, including those resulting from the COVID-19 pandemic, are discussed under “Item 1A. - Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, and the Company’s other filings with the SEC including in Part II, Item 1A of this report. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. We also established a charitable foundation, Iroquois Federal Foundation, to which we contributed 314,755 shares of our common stock. As of March 31, 2021, the Company repurchased 1,674,479 shares of common stock under stock repurchase plans.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.74% and 2.51% for the nine months ended March 31, 2021 and 2020, respectively. Net interest income increased to $15.0 million for the nine months ended March 31, 2021, from $13.5 million for the nine months ended March 31, 2020.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $241,000, or 0.1%, of total loans at March 31, 2021 and $709,000, or 0.1%, of total loans at June 30, 2020. Our non-performing assets totaled $448,000 or 0.1% of total assets at March 31, 2021, and $1.1 million, or 0.2% of total assets at June 30, 2020.

At March 31, 2021, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the nine months ended March 31, 2021 was $4.4 million, compared to a net income of $2.9 million for the nine months ended March 31, 2020.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Due to the uncertainty surrounding the ongoing and future effects of the COVID-19 pandemic, it is not possible to determine the overall impact of the pandemic on the Company’s business. To the extent that customers are not able to fulfill their contractual obligations to the Company, the Company’s business operations, asset valuations, financial condition, cash flows and results of operations could be materially impacted. Material adverse impacts may include valuation impairments on our intangible assets, investments, loans, deferred tax assets, or other real estate owned, or a combination of any of these.

The ultimate impact of the COVID-19 pandemic on the Company’s operations and financial performance will depend on future developments related to the duration, extent and severity of the pandemic and the length of time that business and school closures, restrictions on travel and social distancing measures remain in place. The Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions.

Financial position and results of operations

As of March 31, 2021, we do not believe that the COVID-19 pandemic has not had a significant negative impact on our financial condition and results of operations. While the general element of our allowance for loan losses increased in our prior fiscal year due to COVID-related changes in the economic forecast, the majority of our provision for loan losses in the nine months ended March 31, 2021, were due to a change in loan portfolio mix, and to a lesser extent, additional reserves for all loans that remain under temporary COVID-19 modifications. Refer to our discussions in MD&A below for additional information on COVID-19 modifications. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional credit loss expense. The execution of the payment deferrals discussed in the following commentary assisted our ratio of past due loans to total loans. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Our fee income could be reduced due to COVID-19. We are working with COVID-19 affected customers by temporarily waiving fees when appropriate including insufficient funds and overdraft fees, and ATM fees. At this time, we do not anticipate a material impact on our fee income due to COVID-19.

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

Capital and liquidity

As of March 31, 2021, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us and rates have become more stable in the past couple months. If funding costs become elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of March 31, 2021 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.

Our Business Continuity and Pandemic Response Plan

The Company maintains a Disaster Recovery/Business Continuity Plan to ensure the maintenance or recovery of operations, including services to customers, when confronted with adverse events such as natural disasters, technological failures, human error, cybercrime, terrorism or pandemic outbreak. When the COVID-19 pandemic declaration was announced, the Disaster Planning/Recovery team activated the Disaster Recovery Plan, including the Pandemic Response Plan, with a focus on maintaining virtually all customer services in the event of a total or partial closure of banking offices and/or staffing shortages. The team implemented protocols for employee safety, reviewed critical business processes, identified staff who could work remotely, and began mobilizing and preparing the equipment that would be required. An Employee Telecommuting Agreement was developed to establish controls and expectations for those working remotely, including adherence to security and privacy policies. Timely communication was provided to employees and customers. ATM and vault cash was increased at all locations in anticipation of greater demand. The Company’s quick and decisive plan implementation resulted in minimal impacts to operations as a result of the COVID-19 pandemic. Prior technology planning enabled the successful deployment of certain operations and other personnel to remote environments thereby reducing the number of employees working from physical banking offices. In addition, bank lobbies were closed and customer traffic limited to drive-up facilities, with the exception of the Hoopeston lobby which remained open with protective screening. This reduced the number of employees required to be on-site at any given time and allowed teams to rotate in and out at periodic intervals, helping to facilitate the effective implementation of social distancing standards. The Danville and Watseka offices are now open with masks required and other safety protocols in place. The Hoopeston office lobby remains open with floor-to-ceiling shields in place along with full drive-up service and in-office appointments as needed. The Bourbonnais, Champaign, Clifton and Savoy offices are open as drive-up facilities and offer in-office appointments as needed.

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

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing payment deferrals for our lending clients that are adversely affected by the pandemic. Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. The CARES Act allowed the Company to presume a loan modification is not a TDR if it is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. At March 31, 2021, we have 163 loans with current balances of $86.7 million that have received COVID-19 modifications. These modifications allowed borrowers to pay interest only for up to six months. As of March 31, 2021, 147 of these loans totaling $58.1 million have returned to principal and interest payments, leaving 16 loans for $28.6 million still under temporary modifications. These 16 loans include 8 one- to four-family loans totaling $2.0 million, 4 multi-family loans totaling $22.0 million, 3 commercial real estate loans for $3.4 million and one commercial business loan for $1.2 million.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company has actively participated in assisting our customers with applications for resources through the program. Most PPP loans have a five-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. While we closed 305 SBA PPP loans representing $26.3 million in funding during 2020 and another 245 SBA PPP loans representing $16.5 million in funding as of March 31, 2021, after SBA forgiveness to date, we have 313 loans totaling $27.9 million remaining in our portfolio at March 31, 2021. It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

In response to the COVID-19 pandemic, management identified food and accommodations as industries that were most likely to be adversely impacted in the near-term by economic disruption caused by the pandemic. As of March 31, 2021, our food and accommodation loans were $5.3 million, or 1.0% of total loans. These loans are mostly real estate loans on restaurants and bars, and include $1.2 million in COVID-19 modifications. As of March 31, 2021, none of these loans were 30 or more days past due.

Retail operations

The Danville and Watseka lobbies are now open with masks required and other safety protocols in place. The Hoopeston office lobby remains open with floor-to-ceiling shields in place, along with full drive-up service and in-office appointments as needed. The Bourbonnais, Champaign, Clifton and Savoy offices are open as drive-up facilities and offer in-office appointments. Most banking transactions can be accomplished through the drive-ups, including opening deposit accounts, signing loan and other documents, and in-person Notary services. Online Banking and the Mobile Banking App are available for customers who wish to open an account, check their balance, transfer funds, and pay bills. Checks can be deposited using Mobile Banking and customers can start the loan application process for mortgages and personal loans through our Online Banking. Our network of over 50,000 ATMs are available for cash withdrawals with no service charge. Although some of our lobbies remain closed, we continue to operate and serve our customers with uninterrupted access to their account information and the ability to complete banking transactions.

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

Comparison of Financial Condition at March 31, 2021 and June 30, 2020

Total assets increased $9.9 million, or 1.4%, to $745.4 million at March 31, 2021 from $735.5 million at June 30, 2020. The increase was primarily due to a $13.4 million increase in investments securities, partially offset by a $5.4 million decrease in net loans.

Net loans receivable, including loans held for sale, decreased by $5.4 million, or 1.1%, to $504.5 million at March 31, 2021 from $509.8 million at June 30, 2020. The decrease in net loans receivable during this period was due primarily to a $12.5 million, or 9.7%, decrease in one- to four-family loans, a $1.3 million, or 5.7%, decrease in construction loans, a $4.3 million, or 4.0%, decrease in commercial business loans, a $737,000, or 8.6%, decrease in home equity lines of credit and a $31,000, or 0.4%, decrease in consumer loans, partially offset by a $9.7 million, or 10.1%, increase in multi-family loans, and a $4.5 million, or 3.1%, increase in commercial real estate loans.

Investment securities, consisting entirely of securities available for sale, increased $13.4 million, or 8.2%, to $175.8 million at March 31, 2021 from $162.4 million at June 30, 2020. We had no securities classified as held to maturity at March 31, 2021 or June 30, 2020.

Between June 30, 2020 and March 31, 2021, Federal Home Loan Bank stock increased $1.2 million to $4.2 million, deferred income taxes increased $1.2 million to $1.8 million, accrued interest receivable increased $126,000 to $2.0 million and mortgage servicing rights increased $215,000 to $930,000, while premises and equipment decreased $257,000 to $9.9 million, and foreclosed assets held for sale decreased $179,000 to $207,000. The increase in Federal Home Loan Bank stock was the result of a higher stock requirement due to an increased balance of Federal Home Loan Bank advances during the period, the increase in deferred income taxes was mostly due to a decrease in unrealized gains on sale of available-for-sale securities, the accrued interest receivable was due to an increase in the average balance of loans and securities, and the increase in mortgage servicing rights was the result of an increase in the number of loans serviced and an increase in the valuation. The decrease in premises and equipment was due to an increase in accumulated depreciation, and the decrease in foreclosed assets held for sale was due to the sale of property.

At both March 31, 2021, and June 30, 2020, our investment in bank-owned life insurance was $9.3 million. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and that limit totaled $21.9 million at March 31, 2021.

Deposits increased $15.5 million, or 2.6%, to $617.2 million at March 31, 2021 from $601.7 million at June 30, 2020. Savings, NOW, and money market accounts increased $71.3 million, or 30.6%, to $304.0 million, while noninterest bearing demand accounts decreased $42.7 million, or 48.8%, to $44.8 million, certificates of deposit, excluding brokered certificates of deposit, decreased $13.1 million, or 4.9%, to $256.1 million, and brokered certificates of deposit were $12.3 million at both March 31, 2021 and June 30, 2020. The large decrease in noninterest bearing demand accounts, was due to approximately $45.3 million in deposits from a public entity that collects real estate taxes that was included in deposits at June 30, 2020, and then subsequently withdrawn when tax monies were distributed. The large increase in savings, NOW and money market account balances was due to other public entity customers who received deposits when these tax monies were distributed, and a general increase in new money from customers.

Repurchase agreements increased $3.0 million, or 79.3%, to $6.7 million. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago and a line of credit from CIBC Bank USA. The FHLB advances decreased $10.5 million, or 30.4%, to $24.0 million at March 31, 2021 from $34.5 million at June 30, 2020, while the line of credit balance was $3.0 million at both March 31, 2021 and June 30, 2020.

Advances from borrowers for taxes and insurance increased $930,000, or 179.2%, to $1.4 million at March 31, 2021, from $519,000 at June 30, 2020. Accrued interest payable decreased $316,000, or 58.8%, to $221,000 at March 31, 2021, from $537,000 at June 30, 2020. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the decrease in accrued interest payable resulted from a decrease in average cost of interest-bearing liabilities.

Total equity increased $920,000, or 1.1%, to $83.5 million at March 31, 2021 from $82.6 million at June 30, 2020. Equity increased due to net income of $4.4 million, and ESOP and stock equity plan activity of $421,000. These increases were partially offset by a decrease of $2.9 million in accumulated other comprehensive income, net of tax, and the accrual of approximately $940,000 in dividends to our shareholders, of which about half were still payable as of March 31, 2021, and were paid on April 16, 2021.

Comparison of Operating Results for the Nine Months Ended March 31, 2021 and 2020

General. Net income increased $1.5 million to $4.4 million for the nine months ended March 31, 2021, from $2.9 million for the nine months ended March 31, 2020. The increase in net income was due to an increase in net interest income, a decrease in provision for loan losses and an increase in noninterest income partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased by $1.4 million, or 10.7%, to $15.0 million for the nine months ended March 31, 2021 from $13.5 million for the nine months ended March 31, 2020. The increase was due to a decrease of $3.6 million in interest expense, partially offset by a decrease of $2.2 million in interest and dividend income. A $42.6 million, or 6.5%, increase in the average balance of interest earning assets was partially offset by a $31.4 million, or 5.6%, increase in the average balance of interest-bearing liabilities. Our interest rate spread increased by 23 basis points to 2.74% for the nine months ended March 31, 2021, compared to 2.51% for the nine months ended March 31, 2020, while our net interest margin increased by 11 basis points to 2.86% for the nine months ended March 31, 2021 compared to 2.75% for the nine months ended March 31, 2020.

Interest and Dividend Income. Interest and dividend income decreased $2.2 million, or 10.5%, to $18.4 million for the nine months ended March 31, 2021 from $20.6 million for the nine months ended March 31, 2020. The decrease in interest and dividend income was due to a $1.5 million decrease in interest income on loans, a $500,000 decrease in interest on securities, and a $126,000 decrease in other interest income. The decrease in interest income on loans resulted from a 57 basis point decrease in the average yield on loans to 4.11% for the nine months ended March 31, 2021 from 4.68% for the nine months ended March 31, 2020, partially offset by a $18.7 million, or 3.8%, increase in the average balance of loans to $514.9 million for the nine months ended March 31, 2021, from $496.2 million for the nine months ended March 31, 2020. The decrease in interest income on securities was due to a 66 basis point decrease in the average yield of securities to 1.98% from 2.64%, partially offset by a $14.3 million, or 9.9%, increase in the average balance of securities to $159.5 million for the nine months ended March 31, 2021 from $145.2 million for the nine months ended March 31, 2020. The decrease in other interest income was a result of a 190 basis point decrease in the average yield of other investments, partially offset by a $9.6 million increase in the average balance of other investments, including Federal Home Loan Bank stock dividends and deposits with other financial institutions, to $23.4 million from $13.8 million.

Interest Expense. Interest expense decreased $3.6 million, or 51.0%, to $3.5 million for the nine months ended March 31, 2021, from $7.1 million for the nine months ended March 31, 2020. The decrease was primarily due to lower market rates during the nine months ended March 31, 2021, partially offset by an increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $3.4 million, or 52.4%, to $3.1 million for the nine months ended March 31, 2021 from $6.5 million for the nine months ended March 31, 2020. This decrease was due to a 91 basis point decrease in the average cost of interest-bearing deposits to 0.74% for the nine months ended March 31, 2021 from 1.65% for the nine months ended March 31, 2020, partially offset by an increase of $31.4 million in the average balance of interest-bearing deposits to $556.4 million for the nine months ended March 31, 2021, from $525.0 million for the nine months ended March 31, 2020.

Interest expense on borrowings decreased $207,000, or 35.9%, to $370,000 for the nine months ended March 31, 2021 from $577,000 for the nine months ended March 31, 2020. This decrease was mostly due to a 75 basis point decrease in the average cost of such borrowings to 1.35% for the nine months ended March 31, 2021 from 2.10% for the nine months ended March 31, 2020.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $165,000 for the nine months ended March 31, 2021, compared to a provision for loan losses of $198,000 for the nine months ended March 31, 2020. The allowance for loan losses was $6.4 million, or 1.24% of total loans, or 1.31% of total loans excluding PPP loans, at March 31, 2021, compared to $6.5 million, or 1.29% of total loans, at March 31, 2020, and $6.2 million, or 1.21% of total loans, or 1.27% of total loans excluding PPP loans, at June 30, 2020. During the nine months ended March 31, 2021, net charge-offs of $48,000 were recorded, while during the nine months ended March 31, 2020, net charge-offs of $52,000 were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	At or for the Nine Months Ended March 31, 2021	At or for the Year Ended June 30, 2020
Allowance to non-performing loans	2635.27%	879.27%
Allowance to total loans outstanding at the end of the period	1.24%	1.21%
Allowance to total loans outstanding, excluding PPP loans, at end of period	1.31%	1.27%
Net charge-offs to average total loans outstanding during the period, annualized	0.01%	0.04%
Total non-performing loans to total loans	0.05%	0.14%
Total non-performing assets to total assets	0.06%	0.15%

Noninterest Income. Noninterest income increased $1.4 million, or 40.3%, to $4.9 million for the nine months ended March 31, 2021 from $3.5 million for the nine months ended March 31, 2020. The increase was primarily due to an increase in gain on sale of loans, an increase in mortgage banking income, net, an increase in net realized gains on sale of available-for-sale securities, an increase in other service charges and fees and an increase in bank-owned life insurance income, net, partially offset by a decrease in customer service fees. For the nine months ended March 31, 2021, gain on sale of loans increased $854,000 to $1.3 million, mortgage banking income, net increased $289,000 to $448,000, net realized gain on sale of available-for-sale securities increased $181,000 to $320,000, other service charges and fees increased $97,000 to $315,000 and bank-owned life insurance income, net, increased $141,000 to $346,000, while customer service fees decreased $82,000 to $205,000 from the nine months ended March 31, 2020. The increase in gain on sale of loans and the increase in mortgage banking income, net, resulted from an increase in the loans originated and sold through the FHLBC Mortgage Partnership Finance program and an increase in the value of our mortgage servicing rights in the nine months ended March 31, 2021. The increase in net realized gains on sale of available-for-sale securities was due to more securities sold for a gain in the nine months ended March 31, 2021 and the increase in other service charges and fees was due to an increase in the number of fees charged in the nine months ended March 31, 2021. The increase in bank-owned life insurance income, net, was due to the receipt of death benefit proceeds in the nine months ended March 31, 2021. The decrease in customer services fees was due to fewer customer services performed and more customer fees waived, partially as a result of COVID-19, in the nine months ended March 31, 2021.

Noninterest Expense. Noninterest expense increased $814,000, or 6.4%, to $13.6 million for the nine months ended March 31, 2021 from $12.8 million for the nine months ended March 31, 2020. The largest components of this increase were compensation and benefits, which increased $638,000, or 7.7%, equipment expense, which increased $70,000, or 6.0%, and federal deposit insurance, which increased $106,000, or 378.6%. These increases were partially offset by a decrease in office occupancy, which decreased $51,000, or 6.9%. Compensation and benefits increased due to staffing changes, normal salary increases and increased medical costs. Equipment expense increased as a result of more technology upgrades in the nine months ended March 31, 2021, and federal deposit insurance premium increased as a result of receiving an FDIC small bank assessment credit in the nine months ended March, 2020. Office occupancy decreased due to extra repairs required in the nine months ended March 31, 2020.

Income Tax Expense. We recorded a provision for income tax of $1.7 million for the nine months ended March 31, 2021, compared to a provision for income tax of $1.1 million for the nine months ended March 31, 2020, reflecting effective tax rates of 27.9% and 27.7%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. Net income increased $750,000 to $1.6 million net income for the three months ended March 31, 2021 from $810,000 net income for the three months ended March 31, 2020. The increase was primarily due to an increase in net interest income, an increase in noninterest income, and a decrease in provision for loan losses, partially offset by an increase in noninterest expense and an increase in provision for income taxes.

Net Interest Income. Net interest income increased $434,000 to $5.0 million for the three months ended March 31, 2021 from $4.6 million for the three months ended March 31, 2020. The increase was the result of a decrease in interest expense of $1.3 million, partially offset by a decrease of $873,000 in interest and dividend income. We had a $45.8 million, or 7.0%, increase in the average balance of interest earning assets, partially offset by a $29.5 million, or 5.2%, increase in average balance of interest-bearing liabilities. Our interest rate spread increased by 18 basis points to 2.76% for the three months ended March 31, 2021 from 2.58% for the three months ended March 31, 2020, and our net interest margin increased by 7 basis points to 2.86% for the three months ended March 31, 2021 from 2.79% for the three months ended March 31, 2020.

Interest and Dividend Income. Interest and dividend income decreased $873,000, or 12.8%, to $5.9 million for the three months ended March 31, 2021 from $6.8 million for the three months ended March 31, 2020. The decrease in interest and dividend income was primarily due to a $569,000 decrease in interest income on loans and a $280,000 decrease in interest income on securities. The decrease in interest income on securities resulted from a 104 basis point, or 38.3%, decrease in the average yield on securities to 1.67% from 2.71%, partially offset by a $24.1 million, or 16.6%, increase in the average balance of securities to $169.5 million from $145.4 million. The decrease in interest on loans resulted from a 56 basis point, or 12.2%, decrease in the average yield on loans to 4.06% from 4.62%, partially offset by a $12.7 million, or 2.6%, increase in the average balance of loans to $509.6 million from $496.9 million.

Interest Expense. Interest expense decreased $1.3 million, or 59.2%, to $902,000 for the three months ended March 31, 2021 from $2.2 million for the three months ended March 31, 2020. The decrease was primarily due to a 95 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $29.5 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased by $1.2 million, or 60.6%, to $789,000 for the three months ended March 31, 2021 from $2.0 million for the three months ended March 31, 2020. This decrease was due to a 97 basis point, or 63.4%, decrease in the average cost of interest-bearing deposits to 0.56% for the three months ended March 31, 2021 from 1.53% for the three months ended March 31, 2020, partially offset by a $40.2 million, or 7.7%, increase in the average balance of interest-bearing deposits to $564.5 for the three months ended March 31, 2021 from $524.4 for the three months ended March 31, 2020.

Interest expense on borrowings decreased by $96,000, or 45.9%, to $113,000 for the three months ended March 31, 2021 from $209,000 for the three months ended March 31, 2020. This decrease was due to a 55 basis point, or 28.9%, decrease in the average cost of borrowings to 1.36% for the three months ended March 31, 2021 from 1.91% for the three months ended March 31, 2020, as well as a decrease in the average balance of borrowings of $10.7 million, or 24.4%, to $33.2 million for the three months ended March 31, 2021, from $43.9 million for the three months ended March 31, 2020.

Provision for Loan Losses. We recorded a credit for loan losses of $(101,000) for the three months ended March 31, 2021, compared to a provision for loan losses of $282,000 for the three months ended March 31, 2020. During the three months ended March 31, 2021, a net recovery of $3,000 was recorded, while a net charge-off of $30,000 was recorded for the three months ended March 31, 2020. See “Allowance for Loan Loss Activity” below for a discussion of the amount of the allowance and provision for loan losses.

Noninterest Income. Noninterest income increased $473,000, or 40.3%, to $1.6 million for the three months ended March 31, 2021 from $1.2 million for the three months ended March 31, 2020. The increase was primarily due to an increase in mortgage banking income, net, an increase in gain on sale of loans, and an increase in bank-owned life insurance income, net, partially offset by a decrease in customer service fees and a decrease in net realized gain (loss) on sales of available-for-sale securities. For the three months ended March 31, 2021, mortgage banking income, net, increased $257,000 to $255,000, gain on sale of loans increased $91,000 to $239,000, and bank-owned life insurance income, net, increased $141,000 to $207,000, while customer service fees decreased $26,000 to $64,000 and net realized gains on sales of available-for-sale securities decreased $30,000 to $116,000. The increase in gain on sale of loans and the increase in mortgage banking income, net, resulted from an increase in the loans originated and sold through the FHLBC Mortgage Partnership Finance program and an increase in the value of our mortgage servicing rights in the three months ended March 31, 2021. The increase in bank-owned life insurance income, net, was due to the receipt of death benefit proceeds in the three months ended March 31, 2021. The decrease in customer services fees was due to fewer customer services performed and more customer fees waived, partially as a result of COVID-19, in the three months ended March 31, 2021, while the decrease in net realized gains on sales of available-for-sale securities was due to more securities sold for a gain in the three months ended March 31, 2020.

Noninterest Expense. Noninterest expense increased $256,000, or 5.9%, to $4.6 million for the three months ended March 31, 2021 from $4.4 million for the three months ended March 31, 2020. The largest components of this increase were compensation and benefits, which increased $154,000, or 5.3%, federal deposit insurance, which increased $44,000, professional services, which increased $49,000, or 73.1%, and loss (gain) on sale of foreclosed assets, which increased $26,000, or 1300.0%. These increases were partially offset by a $38,000, or 23.5%, decrease in advertising expense. Compensation and benefits increased due to staffing changes, normal salary increases and increased medical costs, while our federal deposit insurance premium increased as a result of receiving an FDIC small bank assessment credit in the three months ended March 31, 2020. Professional services increased as a result of additional legal and consultant services in the three months ended March 31, 2021, and loss (gain) on sale of foreclosed assets increased as a result of the loss on sale of a single residential property in the three months ended March 31, 2021. Advertising expense decreased as a result of a decrease in creative marketing expense.

Income Tax Expense. We recorded a provision for income tax of $600,000 for the three months ended March 31, 2021, compared to a provision for income tax of $316,000 for the three months ended March 31, 2020, reflecting effective tax rates of 27.8% and 28.1%, respectively.

Asset Quality

At March 31, 2021, our non-accrual loans totaled $120,000, including $103,000 in one- to four-family loans and $17,000 in commercial business loans. At March 31, 2021, we had a single one- to four-family loan for $121,000, which was delinquent 90 days or greater and still accruing interest.

At March 31, 2021, $1.1 million in loans were classified as substandard, and no loans were classified as doubtful or loss. Loans classified as substandard consisted of $525,000 in one- to four-family loans, $265,000 in multi-family loans, $182,000 in commercial real estate loans, and $65,000 in commercial business loans.

At March 31, 2021, watch assets consisted of $966,000 in commercial real estate loans, $6.2 million in commercial business loans, and $2,000 in consumer loans. Watch loans are higher as a larger credit in the energy industry was affected by declining prices and lower demand exacerbated by the COVID-19 pandemic.

Troubled Debt Restructurings (“TDRs”). TDRs include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At both March 31, 2021 and June 30, 2020, we had $1.3 million in TDRs. At March 31, 2021 our TDRs consisted of $1.2 million in one- to four-family loans and $48,000 in commercial business loans.

See “COVID-19 Modifications” in Note 6 to the Notes to our Consolidated Financial Statements for a discussion of certain modifications made that are not designated as TDRs.

Foreclosed Assets. At March 31, 2021, we had $207,000 in foreclosed assets compared to $386,000 as of June 30, 2020. Foreclosed assets at March 31, 2021 consisted of $7,000 in residential real estate properties and $200,000 in commercial non-occupied property, while foreclosed assets at June 30, 2020 consisted of $186,000 in residential real estate properties and $200,000 in commercial non-occupied property.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine-month periods ended March 31, 2021 and 2020:

	Nine months ended March 31,
	2021	2020
Balance, beginning of period	$6,234	$6,328
Loans charged off
Real estate loans:
One- to four-family	(15)	(40)
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	(40)	—
Consumer	(23)	(34)

Gross charged off loans	(78)	(74)

Recoveries of loans previously charged off
Real estate loans:
One- to four-family	2	3
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	16	14
Consumer	12	5

Gross recoveries of charged off loans	30	22

Net charge offs	(48)	(52)

Provision charged to expense	165	198

Balance, end of period	$6,351	$6,474

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $117,000 to $6.4 million at March 31, 2021, from $6.2 million at June 30, 2020. The increase was primarily the result of an increase in risk associated with outstanding loans due to a change in portfolio mix, and to a lesser extent, additional reserves for all loans that remain under temporary COVID-19 modifications. This increase was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the potential loss in the Company’s loan portfolio at March 31, 2021.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters 5-8 are given a 30% weight and quarters 9-12 are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. The Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of March 31, 2021 and June 30, 2020:

Portfolio segment	March 31, 2021 Net charge-offs 12 quarter weighted historical	June 30, 2020 Net charge-offs 12 quarter weighted historical
Real Estate:
One- to four-family	0.02%	0.25%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.03%	0.11%
Construction	0.00%	0.00%
Commercial business	0.10%	0.08%
Consumer	0.03%	0.06%

Total portfolio	0.03%	0.09%

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

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at March 31, 2021	Qualitative factor applied at June 30, 2020
Real Estate:
One- to four-family	0.81%	0.57%
Multi-family	1.64%	1.57%
Commercial	1.20%	1.20%
HELOC	0.97%	0.90%
Construction	0.96%	1.09%
Commercial business*	1.98%	1.85%
Consumer	0.72%	0.70%

Total portfolio*	1.29%	1.18%

*

At March 31, 2021 and June 30, 2020, $27.9 million and $26.2 million, respectively, in PPP loans with no associated allowance, were excluded from the calculation of qualitative factors since they are guaranteed by the SBA.

At March 31, 2021, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.2 million, as compared to $5.8 million at June 30, 2020. The general increase in qualitative factors was attributable primarily to an adjustment for COVID-19 concerns and a change in the portfolio mix.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2021, the nine months ended March 31, 2021 and the year ended June 30, 2020, our liquidity ratio averaged 25.7%, 24.3% and 22.9% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2021.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2021, cash and cash equivalents totaled $33.3 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $2.5 million at March 31, 2021.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $4.7 million and $4.8 million for the nine months ended March 31, 2021 and 2020, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and Federal Home Loan Bank stock, offset by net cash provided by principal collections on loans, proceeds from maturing securities, the sale of securities, the redemption of Federal Home Loan Bank stock, and pay downs on mortgage-backed securities. Net cash used in investing activities was $(13.4) million and $(12.1) million for the nine months ended March 31, 2021 and 2020, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts, FHLB Advances, dividends paid, and stock repurchases. The net cash provided by (used in) financing activities was $8.5 million and $(45.4) million for the nine months ended March 31, 2021 and 2020, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2021 and June 30, 2020.

	March 31, 2021	June 30, 2020
	(Dollars in thousands)
Commitments to fund loans	$42,333	$16,873
Lines of credit	94,836	86,182

At March 31, 2021, certificates of deposit due within one year of March 31, 2021 totaled $210.7 million, or 34.1% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2022. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $24.0 million at March 31, 2021. At March 31, 2021, we had the ability to borrow up to an additional $105.0 million from the Federal Home Loan Bank of Chicago and also had the ability to borrow $25.1 million from the Federal Reserve based on current collateral pledged.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have issued a final rule setting the Community Bank Leverage Ratio at 9%, effective with the quarter ended March 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which temporarily reduced the required Community Bank Leverage Ratio to 8% through the end of 2020, and to 8.5% throughout 2021, before returning to 9% on January 1, 2022. The Association “opted in” to elect the Community Bank Leverage Ratio, effective with the quarter ended March 31, 2020.

As of March 31, 2021, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	March 31, 2021	June 30, 2020	Minimum to Be Well
	Actual	Actual	Capitalized
Community Bank Leverage Ratio	11.2%	10.7%	8.0%

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

	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$509,608	$5,169	4.06%	$496,919	$5,738	4.62%
Securities:
U.S. government, federal agency and government-sponsored enterprises	14,756	75	2.03%	13,360	84	2.51%
Mortgage-backed:
GSE-residential	153,448	622	1.62%	130,546	891	2.73%
State and political subdivisions	1,251	9	2.88%	1,450	11	3.03%

Total securities	169,455	706	1.67%	145,356	986	2.71%
Other	24,678	51	0.83%	15,684	75	1.91%

Total interest-earning assets	703,741	5,926	3.37%	657,959	6,799	4.13%
Non-interest earning assets	31,002			27,778

Total assets	$734,743			$685,737

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$93,716	33	0.14%	$65,338	49	0.30%
Savings accounts	60,605	28	0.18%	46,657	44	0.38%
Money market accounts	137,231	118	0.34%	103,110	270	1.05%
Certificates of deposit	272,984	610	0.89%	309,255	1,637	2.12%

Total interest-bearing deposits	564,536	789	0.56%	524,360	2,000	1.53%
Borrowings and repurchase agreements	33,182	113	1.36%	43,876	209	1.91%

Total interest-bearing liabilities	597,718	902	0.60%	568,236	2,209	1.55%
Noninterest-bearing liabilities	52,761			37,844

Total liabilities	650,479			606,080
Stockholders’ equity	84,264			79,657

Total liabilities and stockholders’ equity	$734,743			$685,737

Net interest income		$5,024			$4,590

Interest rate spread (1)			2.76%			2.58%
Net interest margin (2)			2.86%			2.79%
Net interest-earning assets (3)	$106,023			$89,723

Average interest-earning assets to interest-bearing liabilities	118%			116%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$514,903	$15,888	4.11%	$496,178	$17,429	4.68%
Securities:
U.S. government, federal agency and government-sponsored enterprises	12,280	212	2.30%	14,474	284	2.62%
Mortgage-backed:
GSE-residential	145,815	2,128	1.95%	128,526	2,550	2.65%
State and political subdivisions	1,361	29	2.84%	2,158	35	2.16%

Total securities	159,456	2,369	1.98%	145,158	2,869	2.64%
Other	23,403	172	0.98%	13,812	298	2.88%

Total interest-earning assets	697,762	18,429	3.52%	655,148	20,596	4.19%
Non-interest earning assets	33,000			26,879

Total assets	$730,762			$682,027

	For the Nine Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$87,363	108	0.16%	$61,419	151	0.33%
Savings accounts	55,587	84	0.20%	45,124	136	0.40%
Money market accounts	131,281	369	0.37%	101,958	922	1.21%
Certificates of deposit	282,168	2,536	1.20%	316,454	5,293	2.23%

Total interest-bearing deposits	556,399	3,097	0.74%	524,955	6,502	1.65%
Borrowings and repurchase agreements	36,675	370	1.35%	36,697	577	2.10%

Total interest-bearing liabilities	593,074	3,467	0.78%	561,652	7,079	1.68%
Noninterest-bearing liabilities	53,623			40,931

Total liabilities	646,697			602,583
Stockholders’ equity	84,065			79,444

Total liabilities and stockholders’ equity	$730,762			$682,027

Net interest income		$14,962			$13,517

Interest rate spread (1)			2.74%			2.51%
Net interest margin (2)			2.86%			2.75%
Net interest-earning assets (3)	$104,688			$93,496

Average interest-earning assets to interest-bearing liabilities	118%			117%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended March 31, 2021 vs. 2020			Nine Months Ended March 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$869	$(1,438)	$(569)	$973	$(2,514)	$(1,541)
Securities	828	(1,108)	(280)	400	(900)	(500)
Other	158	(182)	(24)	204	(330)	(126)

Total interest-earning assets	$1,855	$(2,728)	$(873)	$1,577	$(3,744)	$(2,167)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$87	$(103)	$(16)	$75	$(118)	$(43)
Savings accounts	62	(78)	(16)	41	(93)	(52)
Certificates of deposit	(173)	(854)	(1,027)	(524)	(2,233)	(2,757)
Money market accounts	431	(583)	(152)	340	(893)	(553)

Total interest-bearing deposits	407	(1,618)	(1,211)	(68)	(3,337)	(3,405)
Federal Home Loan Bank advances and repurchase agreements	(44)	(52)	(96)	—	(207)	(207)

Total interest-bearing liabilities	$363	$(1,670)	$(1,307)	$(68)	$(3,544)	$(3,612)

Change in net interest income	$1,492	$(1,058)	$434	$1,645	$(200)	$1,445

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2021 there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 12, 2021	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: May 12, 2021	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)