Form 10-K
period 2021-06-30
IF Bancorp, Inc.
filed 2021-09-15
CIK 1514743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of December 31, 2020 was $50,800,894.

The number of shares outstanding of the registrant’s common stock as of September 3, 2021 was 3,240,376.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 22, 2021 are incorporated by reference in Part III of this Form 10-K.

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

Given its ongoing and dynamic nature, it is difficult to predict the impact that the coronavirus disease 2019 (“COVID-19”) pandemic will continue to have on our business. The extent of such impact will depend on future developments, which are highly uncertain, including if and when the coronavirus that has caused the COVID-19 pandemic can be fully controlled and abated and when and how the economy may be fully reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are subject to additional risks, uncertainties and assumptions, including the following:

•	demand for our products and services may be negatively impacted as a result of the COVID-19 pandemic;

•

the COVID-19 pandemic may continue to have a negative impact on the economy and overall financial stability of us, the communities where we have our branches, the state of Illinois and the United States, and may also exacerbate the effects of the other factors listed herein under “Item 1A. Risk Factors”;

•	if the economy is unable to fully reopen, and increased levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase;

•	limitations may be placed on our ability to foreclose on properties during the pandemic;

•

we have continued to accrue interest and fees on loans to customers that have been negatively impacted by COVID-19 and who have been permitted to defer payments in accordance with regulatory guidance. Should eventual credit losses on these loans with deferred payments emerge, interest income and fees accrued would need to be reversed;

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

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2021 and 2020, we had consolidated assets of $797.3 million and $735.5 million, consolidated deposits of $667.6 million and $601.7 million and consolidated equity of $85.3 million and $82.6 million, respectively.

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

In recent years, Iroquois and Vermilion Counties, our traditional primary market areas, have experienced negative growth, reflecting in part, the economic downturn. However, Champaign County, where our Savoy and Champaign branches are located, has experienced population growth. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 27,000 in July 2020, a decrease of 8.9% since April 2010, Vermilion County had an estimated population of 74,000 in July 2020, a decrease of 9.1% since April 2010, and Kankakee County had an estimated population of 108,000 in July 2020, decrease of 5.2% since April 2010, while Champaign County had an estimated population of 206,000 in July 2020, an increase of 2.4% since April 2010. Unemployment rates in our primary market have decreased over the last year. According to the Illinois Department of Employment Security, unemployment, on a non-seasonally adjusted basis, decreased from 8.3% to 4.7% in Iroquois County, from 12.6% to 7.1% in Vermilion County, from 10.5% to 5.8% in Champaign County, and from 12.8% to 6.8% in Kankakee County.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2020, the latest date for which FDIC data is available, we ranked first of 12 bank and thrift institutions with offices in Iroquois County with a 22.22% deposit market share. As of the same date, we ranked first of 16 bank and thrift institutions with offices in Vermilion County with a 22.56% deposit market share, we ranked 16th of 30 bank and thrift institutions with offices in Champaign County, with a 0.91% deposit market share and we ranked 11th of 14 bank and thrift institutions with offices in Kankakee County, with a 1.63% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land development loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2021 and 2020, the amount of such loans equaled $3.6 million and $4.2 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2021 and 2020, the amount of such loans equaled $26.9 million and $24.0 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

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

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $138.1 million and $116.7 million as of June 30, 2021 and 2020, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $632,000, $552,000, $316,000, $206,000 and $186,000 at June 30, 2021, 2020, 2019, 2018 and 2017, respectively.

	At June 30,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$117,435	22.56%	$128,876	24.98%	$129,290	26.19%	$134,977	27.99%	$140,647	31.47%
Multi-family	104,433	20.06	96,195	18.65	104,663	21.20	107,436	22.28	87,228	19.52
Commercial	155,884	29.95	145,113	28.13	143,367	29.04	140,944	29.22	133,841	29.94
Home equity lines of credit	6,688	1.29	8,551	1.66	8,938	1.81	9,058	1.88	7,520	1.68
Construction	25,345	4.87	22,042	4.27	16,113	3.26	13,763	2.85	7,421	1.66
Commercial	103,088	19.80	107,581	20.85	84,246	17.06	68,720	14.25	62,392	13.96
Consumer	7,653	1.47	7,529	1.46	7,136	1.44	7,366	1.53	7,905	1.77

Total loans	$520,526	100.00%	515,887	100.00%	493,753	100.00%	482,264	100.00%	446,954	100.00%

Less:
Unearned fees and discounts, net	556		(164)		(349)		(161)		(203)
Allowance for loan losses	6,599		6,234		6,328		5,945		6,835

Total loans, net	$513,371		$509,817		$487,774		$476,480		$440,322

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2021. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2021.

	One- to four-family residential real estate (1)		Multi-family real estate		Commercial real estate		Home equity lines of credit
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Due During the Years Ending June 30,
2022	$8,695	4.21%	$16,618	4.20%	$21,337	3.69%	$429	4.63%
2023	6,807	4.89	12,560	4.28	31,005	4.19	475	5.40
2024 to 2025	16,683	4.75	46,486	4.10	36,635	4.26	1,112	5.46
2026 to 2030	31,715	4.04	28,438	3.63	61,872	3.64	905	4.25
2031 to 2035	7,001	4.05	—	—	1,882	3.82	2,560	4.00
2036 and beyond	46,534	3.88	331	6.33	3,153	4.38	1,207	3.83

Total	$117,435	4.14%	$104,433	4.02%	$155,884	3.92%	$6,688	4.39%

	Construction		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Due During the Years Ending June 30,
2022	$7,894	3.43%	$57,856	3.54%	$487	5.56%	$113,316	3.72%
2023	4,331	3.24	4,791	4.08	978	5.95	60,947	4.25
2024 to 2025	4,127	3.58	8,236	4.71	3,159	4.17	116,438	4.29
2026 to 2030	8,564	3.93	31,658	2.36	3,029	3.19	166,181	3.48
2031 to 2035	—	—	513	3.75	—	—	11,956	3.99
2036 and beyond	429	3.68	34	5.50	—	—	51,688	3.93

Total	$25,345	3.60%	$103,088	3.30%	$7,653	4.10%	$520,526	3.86%

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2021 that are contractually due after June 30, 2022.

	Due After June 30, 2022
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family (1)	$56,307	$52,432	$108,739
Multi-family	83,574	4,240	87,814
Commercial	129,374	5,174	134,548
Home equity lines of credit	2,247	4,012	6,259
Construction	15,427	2,024	17,451
Commercial	44,683	550	45,233
Consumer	7,166	—	7,166

Total loans	$338,778	$68,432	$407,210

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2021, $117.4 million, or 22.6% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of five to seven years and annual interest rate adjustments thereafter. Our adjustable rate mortgage loans amortize over a period of up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 102%. Private mortgage insurance or participation in a government sponsored program is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2021, fixed-rate one- to four-family residential mortgage loans totaled $64.3 million, or 54.7% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $53.1 million, or 45.3% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $548,250 for single-family homes. At June 30, 2021, our average one- to four-family residential mortgage loan had a principal balance of $44,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2021, $18.0 million, or 15.3%, of our total one- to four-family residential loans had principal balances in excess of $548,250. Most of our jumbo loans are originated with a seven-year fixed-rate term and an annual adjustable rate thereafter, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $19.4 million and $8.0 million for the years ended June 30, 2021 and 2020, respectively. In October 2015, we began to also sell loans to FHLBC under its Mortgage Partnership Finance Original Program. Total loans sold under this program were approximately $39.2 million and $33.3 million for the years ended June 30, 2021 and 2020, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

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

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2021, approximately $1.4 million, or 1.2% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2021, $155.9 million, or 29.9% of our loan portfolio consisted of commercial real estate loans, and $104.4 million, or 20.1% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2021, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois, Indiana and Missouri.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, churches, and farm loans secured by real estate. At June 30, 2021, loans secured by commercial real estate had an average loan balance of $573,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 25 years. At June 30, 2021, $8.7 million or 5.6% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 25 years. At June 30, 2021, $11.5 million or 11.0% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2021, our largest commercial real estate loan had an outstanding balance of $6.2 million, was secured by a commercial building, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $10.5 million, was secured by multiple apartment buildings with a total of 3,513 units, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2021, we had $6.7 million, or 1.3% of our total loan portfolio in home equity lines of credit. At that date we had $10.6 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2021, we had $103.1 million of commercial business loans outstanding, representing 19.8% of our total loan portfolio. At that date, we also had $50.5 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate. Commercial business loans also include Small Business Association (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of June 30, the Company had 364 PPP loans totaling $20.6 million.

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

At June 30, 2021, our largest commercial business loan outstanding was for $4.6 million and was secured by an industrial warehouse and assignment of life insurance. At June 30, 2021, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2021, $25.3 million, or 4.9%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties.

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

At June 30, 2021, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2021 was for residential land development and had a principal balance of $3.4 million. This loan was performing in accordance with its terms at June 30, 2021.

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

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2021 and 2020, the amount of commercial loan participations totaled $26.9 million and $24.0 million, respectively, of which $9.7 million and $8.1 million, at June 30, 2021 and 2020 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program and its Mortgage Partnership Finance Original Program. We retain servicing on all loans sold under these programs. During the years ended June 30, 2021 and 2020, we sold $58.7 million and $41.3 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Loan Losses—Other Credit Risk.”

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

Iroquois Federal’s policies and loan approval limits are established by our Board of Directors. Our loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority) generally have authority to approve one- to four-family residential mortgage loans and other secured loans up to $375,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $2,000,000 and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, and up to five other Board members.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2021, 2020, 2019, 2018 and 2017, we had troubled debt restructurings of approximately $1.3 million, $1.3 million, $1.5 million, $2.9 million and $3.1 million, respectively. At the dates presented, we had one loan that was delinquent 120 days or greater and that were still accruing interest. This loan is a performing TDR with more than 2 years of payments as agreed, but it is still listed as delinquent more than 120 days.

	At June 30,

	2021	2020	2019	2018	2017

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$34	$81	$414	$6,339	$9,105
Multi-family	—	—	—	116	146
Commercial	—	—	18	50	25
Home equity lines of credit	—	15	20	—	24
Construction	—	—	—	—	—
Commercial	—	304	60	30	84
Consumer	—	5	29	—	—

Total non-accrual loans	34	405	541	6,535	9,384

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	118	304	226	293	155
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	1	—

Total loans delinquent 90 days or greater and still accruing	118	304	226	294	155

Total non-performing loans	152	709	767	6,829	9,539

Performing troubled debt restructurings	1,146	1,255	1,310	2,675	2,211
Total non-performing loans and performing troubled debt restructurings	$1,298	$1,964	$2,077	$9,504	$11,750

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	68	186	539	—	210
Multi-family	—	—	—	—	—
Commercial	191	200	219	—	—
Home equity lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	20	219	219
Consumer	—	—	—	—	—

Total other real estate owned and foreclosed assets	259	386	778	219	429

Total non-performing assets	$411	$1,095	$1,545	$7,048	$9,968

Ratios:
Non-performing loans to total loans	0.03%	0.14%	0.16%	1.42%	2.13%
Non-performing assets to total assets	0.05%	0.15%	0.21%	1.10%	1.70%

(1)	Includes home equity loans.

For the years ended June 30, 2021 and 2020, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $2,000 and $29,000, respectively. We recognized no interest income on such loans for the years ended June 30, 2021 and 2020.

At June 30, 2021, our non-accrual loans totaled $34,000. These non-accrual loan balance consisted of a single one- to four-family residential loan with a principal balances of $34,000 and no specific allowance.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At both June 30, 2021 and 2020, we had $1.3 million of troubled debt restructurings. At June 30, 2021 our troubled debt restructurings consisted of $1.2 million of residential one- to four-family mortgage loans and $46,000 of commercial business loans, all of which were impaired.

For the years ended June 30, 2021 and 2020, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $74,000 and $69,000, respectively. We recognized interest income of $67,000 and $60,000 on such modified loans for the years ended June 30, 2021 and 2020, respectively.

In keeping with regulatory guidance to work with borrowers during the COVID-19 pandemic, the Company is executing payment deferrals for our lending clients that are adversely affected by the pandemic. Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. See Note 3—Loans and Allowamce for Loan Losses under COVID-19 Modications in the Company’s notes to the financial statements included in this Annual Report on Form 10-K.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
At June 30, 2021
Real estate loans:
One- to four-family (1)	1	52	2	152	3	204
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total loans	1	$52	2	$152	3	$204

At June 30, 2020
Real estate loans:
One- to four-family (1)	5	225	6	385	11	610
Multi-family	—	—	—	—	—	—
Commercial	2	95	—	—	2	95
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	4	8	244	9	248
Consumer	2	43	—	—	2	43

Total loans	10	$367	14	$629	24	$996

At June 30, 2019
Real estate loans:
One- to four-family (1)	5	255	10	481	15	736
Multi-family	—	—	—	—	—	—
Commercial	1	6	2	12	3	18
Home equity lines of credit	1	26	1	20	2	46
Construction	—	—	—	—	—	—
Commercial	—	—	2	60	2	60
Consumer	—	—	5	29	5	29

Total loans	7	$287	20	$602	27	$889

At June 30, 2018
Real estate loans:
One- to four-family (1)	4	207	10	6,633	14	6,840
Multi-family	—	—	1	2	1	2
Commercial	1	13	2	37	3	50
Home equity lines of credit	1	23	—	—	1	23
Construction	—	—	—	—	—	—
Commercial	—	—	1	30	1	30
Consumer	2	29	1	1	3	30

Total loans	8	$272	15	$6,703	23	$6,975

At June 30, 2017
Real estate loans:
One- to four-family (1)	4	158	5	540	9	698
Multi-family	—	—	—	—	—	—
Commercial	1	84	—	—	1	84
Home equity lines of credit	—	—	1	24	1	24
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	3	6	—	—	3	6

Total loans	8	$248	6	$564	14	$812

(1)	Includes home equity loans.

Total delinquent loans decreased by $792,000 to $204,000 at June 30, 2021 from $996,000 at June 30, 2020. The decrease in delinquent loans was due primarily to a decrease of $406,000 in one- to four-family loans, a decrease of $95,000 in commercial real estate loans, a decrease of $248,000 in commercial business loans, and a decrease of $43,000 in consumer loans.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2021, we had $259,000 in foreclosed assets compared to $386,000 as of June 30, 2020. Foreclosed assets at June 30, 2021 , consisted of $68,000 in residential real estate, and $191,000 in commercial non-occupied property, while foreclosed assets at June 30, 2020, consisted of of $186,000 in residential real estate properties and $200,000 in commercial non-occupied property.

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

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2021 and 2020, include approximately $152,000 and $709,000 of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $0 at both June 30, 2021 and 2020. Substandard assets shown include foreclosed assets.

	At June 30,
	2021	2020

	(In thousands)
Classified assets:
Substandard	$1,120	$1,892
Doubtful	—	244
Loss	—	—

Total classified assets	1,120	2,136
Watch	6,919	3,633

Total criticized assets	$8,039	$5,769

At June 30, 2021, substandard assets consisted of $455,000 of one- to four-family residential mortgage loans, $263,000 in multi-family loans, $97,000 of commercial real estate loans, $46,000 of commercial business loans, and $259,000 of foreclosed assets held for sale. At June 30, 2021, watch assets consisted of $954,000 of commercial real estate loans, $6.0 million of commercial business loans, and $1,000 of consumer loans. At June 30, 2021, no assets were classified as doubtful or loss.

Other Loans of Concern. At June 30, 2021, there were no other loans or other assets that are not disclosed in the text or tables above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago between 2000 and December 2008, and again starting in October 2015, under its Mortgage Partnership Finance (MPF) Original Program. However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We sold $39.2 million in loans under this program in the year ended June 30, 2021, and we continue to service approximately $81.8 million of these loans, for which our maximum potential credit risk is approximately $3.3 million. From June 2000 to June 30, 2021, we experienced only $84,000 in actual losses under the MPF Original Program, while the Federal Home Loan Bank of Chicago took losses of $135,000 under MPF100 and MPF Original Programs. We have established an FHLB Recourse Liability of $424,000 for possible credit exposure. We have also sold loans to the Federal Home Loan Bank of Chicago since December 2008 under its Mortgage Partnership Finance Xtra Program. Unlike loans sold under the MPF Original Program, we do not retain any credit risk with respect to loans sold under the MPF Xtra Program.

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

The allowance for loan losses increased $365,000 to $6.6 million at June 30, 2021, from $6.2 million at June 30, 2020. The increase was a result of loan growth and loan portfolio mix changes.

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

The following table sets forth the Company’s weighted average historical net charge-offs as of June 30, 2021 and June 30, 2020:

Portfolio segment	June 30, 2021 Net charge-offs – 12 quarter weighted historical	June 30, 2020 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.01%	0.25%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.03%	0.11%
Construction	0.00%	0.00%
Commercial business	0.26%	0.08%
Consumer	0.04%	0.06%
Entire portfolio total	0.06%	0.09%

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

Portfolio segment	Qualitative factor applied at June 30, 2021	Qualitative factor applied at June 30, 2020
Real Estate:
One- to four-family	0.82%	0.57%
Multi-family	1.60%	1.57%
Commercial	1.20%	1.20%
HELOC	0.98%	0.90%
Construction	1.02%	1.09%
Commercial business*	1.80%	1.87%
Consumer	0.71%	0.70%
Entire portfolio total*	1.26%	1.19%

*

At June 30, 2021 and June 30, 2020, $20.6 million and $26.2 million, respectively, in PPP loans with no associated allowance, were excluded from the calculation of qualitative factors since they are guaranteed by the SBA.

At June 30, 2021, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.3 million, as compared to $5.8 million at June 30, 2020. The general increase in qualitative factors was attributable primarily to loan growth, a change in loan portfolio mix, and an adjustment for COVID-19 concerns.

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2021	2020	2019	2018	2017

	(Dollars in thousands)
Balance at beginning of period	$6,234	$6,328	$5,945	$6,835	$5,351

Charge-offs:
Real estate loans:
One- to four-family (1)	(15)	(40)	(17)	(1,608)	(232)
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	(8)
Home equity lines of credit	—	—	(15)	(24)	—
Construction	—	—	—	—	—
Commercial	(473)	(191)	—	(30)	—
Consumer	(25)	(37)	(18)	(14)	(35)

Total charge-offs	(513)	(268)	(50)	(1,676)	(275)
Recoveries:
Real estate loans:
One- to four-family (1)	2	3	22	1	32
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	19	31	—	—	—
Consumer	13	12	4	8	6

Total recoveries	34	46	26	9	38
Net charge-offs	(479)	(222)	(24)	(1,667)	(237)

Provision for loan losses	844	128	407	777	1,721

Balance at end of period	$6,599	$6,234	$6,328	$5,945	$6,835

Ratios:
Net charge-offs to average loans outstanding	0.09%	0.04%	0.01%	0.35%	0.05%
Allowance for loan losses to non-performing loans at end of period	4341.45%	879.27%	825.03%	87.06%	71.66%
Allowance for loan losses to total loans at end of period	1.27%	1.21%	1.28%	1.23%	1.53%
Allowance for loan losses to total loans excluding PPP loans at end of period	1.32%	1.27%	1.28%	1.23%	1.53%

(1)	Includes home equity loans.

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

	At June 30,
	2021		2020		2018
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$967	22.5%	$1,044	25.0%	$1,031	26.2%
Multi-family	1,674	20.1	1,514	18.6	1,642	21.2
Commercial	1,831	29.9	1,706	28.1	1,623	29.0
Home equity lines of credit	67	1.3	87	1.7	89	1.8
Construction	258	4.9	240	4.3	213	3.3
Commercial	1,740	19.8	1,583	20.8	1,659	17.1
Consumer	62	1.5	60	1.5	71	1.4

Total allocated allowance	6,599		6,234		6,328
Unallocated	—		—		—

Total	$6,599	100.0%	$6,234	100.0%	$6,328	100.0%

(1)	Includes home equity loans.

	At June 30,
	2018		2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$997	28.0%	$2,519	31.5%
Multi-family	1,650	22.3	1,336	19.5
Commercial	1,604	29.2	1,520	29.9
Home equity lines of credit	91	1.9	76	1.7
Construction	168	2.9	75	1.6
Commercial	1,373	14.2	1,242	14.0
Consumer	62	1.5	67	1.8

Total allocated allowance	5,945		6,835
Unallocated	—		—

Total	$5,945	100.0%	$6,835	100.0%

(1)	Includes home equity loans.

Net charge-offs increased to $479,000 for the year ended June 30, 2021, from $222,000 for the year ended June 30, 2020. Charge-offs for the year ended June 30, 2021 involved one- to four-family residential real estate loans, commercial business loans, and consumer loans, while most of the charge-offs during the year ended June 30, 2020, involved one- to four-family residential real estate loans, commercial business loans, and consumer loans. In addition, non-performing loans decreased by $557,000 during the year ended June 30, 2021.

The allowance for loan losses increased $365,000, or 5.9%, to $6.6 million at June 30, 2021 from $6.2 million at June 30, 2020. The increase was due to loan growth and loan portfolio mix changes. At June 30, 2021, the allowance for loan losses represented 1.27% of total loans, or 1.32% of total loans excluding PPP loans, compared to 1.21% of total loans, or 1.27% of total loans excluding PPP loans, at June 30, 2020.

Investments

We conduct investment transactions in accordance with our Board-approved investment policy. The investment policy is reviewed at least annually by the Budget and Investment Committee of the Board, and any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, minimizing exposure to credit risk, potential returns and consistency with our interest rate risk management strategy. Authority to make investments under approved guidelines is delegated to our Investment Committee, comprised of our President and Chief Executive Officer, our Senior Executive Vice President and Chief Financial Officer, an Executive Vice President, and our Senior Vice President and Controller. All investments are reported to the Board of Directors for ratification at the next regular Board meeting.

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2021, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

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

U.S. Treasury, U.S. Government and Agency Debt Securities. While U.S. Treasury securities and other U.S. Government and federal agency securities generally provide lower yields than other investments, including mortgage-backed securities and interest-earning certificates of deposit, we maintain these investments, to the extent appropriate, for liquidity purposes and as collateral for borrowings.

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

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2021, we held $1.3 million of municipal securities, all of which were issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2021, we held $4.2 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $25.0 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2021, we had $9.3 million invested in bank-owned life insurance, which was 11.0% of our Tier 1 capital plus our allowance for loan losses.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding Federal Home Loan Bank of Chicago stock, federally insured interest-earning time deposits and bank-owned life insurance. As of June 30, 2021, 2020 and 2019 all of such securities were classified as available for sale.

	At June 30,
	2021		2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Securities available for sale:
U.S. Treasury	$990	$996	$—	$—	$—	$—
U.S. government, federal agency and government-sponsored enterprises	7,522	8,039	7,528	8,236	12,654	12,950
U.S. government sponsored mortgage-backed securities	167,711	170,415	143,033	148,855	124,615	125,510
Small Business Administration	9,115	9,190	3,578	3,640	4,911	4,935
State and political subdivisions	1,251	1,251	1,449	1,663	2,725	2,896

Total	$186,589	$189,891	$155,588	$162,394	$144,905	$146,291

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2021 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
U.S. Treasury	$—	—%	$—	—%	$990	1.27%	$—	—%	$990	$996	1.27%
U.S. government, federal agency and government-sponsored enterprises	—	—	6,030	2.56	1,492	2.24	—	—	7,522	8,039	2.49
U.S. government sponsored mortgage-backed securities	—	—	8,093	2.56	59,614	2.17	100,004	1.48	167,711	170,415	1.77
Small Business Administration	—	—	—	—	1,230	1.58	7,885	1.52	9,115	9,190	1.53
State and political subdivisions	—		—	—	1,251	2.97	—	—	1,251	1,251	2.97

Total	$—	—%	$14,123	2.56%	$64,577	2.16%	$107,889	1.48%	$186,589	$189,891	1.80%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or non-brokered certificates of deposit obtained through an internet listing service. At June 30, 2021, we had $10.8 million in brokered certificates of deposit and $1.2 million in non-brokered certificates of deposit obtained through an internet listing service.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2021			For the Fiscal Year Ended June 30, 2020
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate

	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$49,297	8.11%	—%	$39,515	7.04%	—%
Interest-bearing checking or NOW	90,459	14.87	0.15	63,964	11.40	0.29
Savings accounts	57,900	9.52	0.20	46,552	8.29	0.35
Money market accounts	132,860	21.84	0.37	103,150	18.38	1.02
Certificates of deposit	277,752	45.66	1.06	308,089	54.89	2.11

Total deposits	$608,268	100.00%	0.61%	$561,270	100.00%	1.41%

	For the Fiscal Year Ended June 30, 2019
	Average Balance	Percent	Weighted Average Rate

	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$28,429	5.50%	—%
Interest-bearing checking or NOW	50,668	9.81	0.28
Savings accounts	43,183	8.36	0.41
Money market accounts	97,555	18.89	1.29
Certificates of deposit	296,692	57.44	1.94

Total deposits	$516,527	100.00%	1.42%

As of June 30, 2021, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $128.6 million. The following table sets forth the maturity of those certificates as of June 30, 2021.

At June 30, 2021
(In thousands)
Three months or less	$28,053
Over three months through six months	28,885
Over six months through one year	48,041
Over one year to three years	20,180
Over three years	3,427

Total	$128,586

The following table sets forth the amount of our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2021	2020	2019

	(In thousands)
Interest Rate:
Less than 2.00%	$257,035	$205,757	$125,493
2.00% to 2.99%	4,432	73,725	199,791
3.00% to 3.99%	501	2,009	5,001
4.00% to 4.99%	—	—	—
5.00% to 5.99%	—	—	—

Total	$261,968	$281,491	$330,285

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Chicago and repurchase agreements. At June 30, 2021, we had access to additional Federal Home Loan Bank of Chicago advances of up to $97.5 million based on our collateral. The following table sets forth information concerning balances and interest rates on our borrowings and repurchase agreements at the dates and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2021	2020	2019

	(Dollars in thousands)
Federal Home Loan Bank of Chicago
Balance at end of period	$25,000	$34,500		$24,000
Average balance during period	27,667	35,625		60,017
Maximum outstanding at any month end	57,500	65,500		81,500
Weighted average interest rate at end of period	1.42%	1.44%		2.11%
Average interest rate during period	1.40%	1.74%		2.48%
CIBC Bank USA
Balance at end of period	$3,000	$3000	$	N/A
Average balance during period	3,000	4,000		N/A
Maximum outstanding at any month end	3,000	5,000		N/A
Weighted average interest rate at end of period	2.50%	2.50%		N/A
Average interest rate during period	2.50%	3.34%		N/A
Repurchase Agreements
Balance at end of period	$6,245	$3,738		$2,015
Average balance during period	5,421	3,398		2,400
Maximum outstanding at any month end	7,142	3,939		2,840
Weighted average interest rate at end of period	0.37%	0.58%		1.12%
Average interest rate during period	0.40%	0.87%		0.84%

Personnel

At June 30, 2021, the Association had 108 full-time employees and 6 part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

Subsidiaries

IF Bancorp conducts its principal business activities through its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association. The Iroquois Federal Savings and Loan Association has one wholly-owned subsidiary, L.C.I. Service Corporation, an insurance agency with offices in Watseka and Danville, Illinois.

REGULATION AND SUPERVISION

General

Iroquois Federal is subject to regulation, examination and supervision by the OCC. Iroquois Federal is also regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Federal Reserve Board, with respect to reserves to be maintained against deposits, the payment of dividends and other matters. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of stockholders. Iroquois Federal also is a member of and owns stock in the FHLB-Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet all three of its minimum risk-based capital requirements: Common Equity Tier 1, Tier 1 capital and total capital.

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

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the reduced ratio effective April 23, 2020. The rules also established a two quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement, or fails to meet other qualifying criteria, so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% effective January 1, 2022.

Iroquois Federal opted into the community bank leverage ratio framework effective with the quarter ended March 31, 2020.

At June 30, 2021, Iroquois Federal’s capital exceeded all applicable requirements.

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

As of June 30, 2021, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank that has not exercised the covered savings association election, Iroquois Federal must either qualify as a “domestic building and loan association” within the meaning of the Internal Revenue Code or satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the qualified thrift lender test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At June 30, 2021, Iroquois Federal held 72.22% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

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

In June 2020, the OCC published amendments to its Community Reinvestment Act regulations. The final rule clarifies and expands the activities that qualify for Community Reinvestment Act credit, updates where activities count for such credit and, according to the agency, seeks to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule was effective October 1, 2020 but compliance with the revised requirements is not mandatory until January 1, 2024 for institutions of Iroquois Federal Bank’s size.

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

The OCC has adopted regulations to implement the prompt corrective action legislation. For this purpose, a savings bank is placed in one of the five categories based on the institution’s capital:

•

Well Capitalized—a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater; or if applicable, a community bank leverage ratio of 8.5% for 2021 or 9% beginning January 1, 2022.

•

Adequately Capitalized—a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.

•

Undercapitalized—a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%.

•

Significantly Undercapitalized—a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%.

•	Critically Undercapitalized—a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At June 30, 2021, Iroquois Federal met the criteria for being considered “well-capitalized.”

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

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2021, Iroquois Federal was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations historically required savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2021, Iroquois Federal was in compliance with these reserve requirements. Due to a change in its approach to monetary policy, the Federal Reserve Board reduced the reserve requirement to zero, effective March 26, 2020. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

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

Permissible Activities. Under present law, the business activities of IF Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of June 30, 2021, IF Bancorp, Inc. has not elected financial holding company status.

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

Capital. Pursuant to federal legislation, the Federal Reserve Board has established for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository institution subsidiaries. However, subsequent legislation extended the applicability of the “Small Bank Holding Company” exception to the Federal Reserve Board’s consolidated capital requirements to bank and savings and loan holding companies with less than $3.0 billion in consolidated assets. Consequently, holding companies with up to $3 billion of consolidated assets are generally not subject to the holding company capital requirements unless otherwise directed by the Federal Reserve Board.

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

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations.

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. Industries that have been particularly hard-hit include the travel and hospitality industry, the restaurant industry and the retail industry. This disruption has resulted in the shuttering of businesses and schools across the country, significant job loss, restrictions on travel and social distancing protocols, highly volatile financial markets and aggressive measures by the federal government. The spread of the coronavirus has also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. While almost all our employees are currently working onsite, we have many employees prepared to work remotely if required as per action by government authorities or if we determine that it is in the best interests of our employees, customers and business partners. Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may be negatively impacted as a result of the COVID-19 pandemic;

•	if the economy is unable to fully reopen, and increased levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase;

•	limitations may be placed on our ability to foreclose on properties during the pandemic;

•

we have continued to accrue interest and fees on loans to customers that have been negatively impacted by COVID-19 and who have been permitted to defer payments in accordance with regulatory guidance. Should eventual credit losses on these loans with deferred payments emerge, interest income and fees accrued would need to be reversed;

•

litigation, regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guaranties (See “We are subject to regulatory enforcement risk, reputation risk and litigation risk regarding our participation in the PPP, and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees,” below);

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

We intend to continue growing our portfolio of commercial real estate, multi-family and commercial business loans. Since our mutual-to-stock conversion in 2011 we have emphasized the origination of our commercial loans. At June 30, 2021, $155.9 million, or 30.0%, of our total loan portfolio consisted of commercial real estate loans, $104.4 million, or 20.1%, of our total loan portfolio consisted of multi-family loans, and $103.1 million, or 19.8%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2021, 5.3% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 78.3% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

The State of Illinois has significant financial difficulties, including material pension funding shortfalls. Although the State of Illinois’ debt rating has been recently upgraded, it remains the lowest in the country. These issues could impact the economic vitality of the state and the businesses operating there, encourage businesses to leave the State of Illinois, discourage new employers from starting or moving businesses to the state, and could result in an increase in the Illinois state income tax rate. In addition, population outflow from the State of Illinois could affect our ability to attract and retain customers.

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

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. See “The State of Illinois has significant financial difficulties, and this could adversely impact certain of our borrowers and the economic vitality of the state, which would have a negative impact on our business” above. A deterioration in economic conditions, especially local conditions, as a result of COVID-19 or otherwise, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, and could more negatively affect us compare to a financial institution that operates with more geographic diversity:

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

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2021, our loan participations totaled $26.9 million, or 5.2% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

Additionally, we expect to continue to use loan participations as a way to effectively deploy our capital. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If our non-performing loans and other non-performing assets increase, or the value of our foreclosed assets decreases our earnings will decrease.

At June 30, 2021, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent and still accruing, and real estate owned) totaled $411,000. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets.

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

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. Our allowance for loan losses was 1.27% of total loans, and 1.32% of total loans excluding PPP loans, at June 30, 2021. Additions to our allowance could materially decrease our net income.

The Financial Accounting Standards Board has delayed the effective date of the Current Expected Credit Loss, or CECL, standard. CECL will be effective for us on July 1, 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

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

We are subject to regulatory enforcement risk, reputation risk and litigation risk regarding our participation in the PPP, and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved lenders, subject to detailed qualifications and eligibility criteria.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications and the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. We may be exposed to litigation risk and negative media attention related to our participation in the PPP. If any such litigation is not resolved in in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition, and thereby adversely affect your investment.

We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

The Company is a holding company and depends on its subsidiaries for dividends, distributions and other payments.

The Company is a legal entity separate and distinct from the Bank and other subsidiaries. Its principal source of cash flow, including cash flow to pay dividends to its stockholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its stockholders. FRB regulations affect the ability of the Bank to pay dividends and other distributions and to make loans to the Company. If the Bank is unable to make dividend payments to the Company and sufficient capital is not otherwise available, the Company may have to decrease the rate of, or eliminate, its semi-annual cash dividend to stockholders.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions. The application of these capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. In addition, our ability to pay dividends could be limited if we do not meet a minimum capital conservation buffer required by the capital rules. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”

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

We operate from our main office, six branch offices, an administrative office, and a data center located in Iroquois, Vermilion, Champaign and Kankakee Counties, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $9.8 million at June 30, 2021. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

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

Holders.

As of September 1, 2021, there were 345 holders of record of the Company’s common stock.

Dividends.

The Company paid dividends of $0.15 per share in October 2019, April 2020, October 2020, and April 2021. We intend to continue paying a cash dividend to our stockholders. However, the payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no share repurchases during the quarter ended June 30, 2021. The Company does not have an active stock repurchase plan in place.

ITEM 6.	SELECTED FINANCIAL DATA

	At June 30,
	2021	2020	2019	2018	2017

	(In thousands)
Selected Financial Condition Data:
Total assets	$797,341	$735,517	$723,870	$638,923	$585,474
Cash and cash equivalents	62,735	33,467	59,600	4,754	7,766
Investment securities available for sale	189,891	162,394	146,291	125,996	111,611
Federal Home Loan Bank of Chicago stock	4,198	3,028	1,174	3,285	2,543
Loans held for sale	632	552	316	206	186
Loans receivable, net	512,739	509,265	487,458	476,274	440,136
Foreclosed assets held for sale	259	386	778	219	429
Bank-owned life insurance	9,339	9,345	9,072	8,803	8,823
Deposits	667,632	601,700	607,023	480,421	439,146
Federal Home Loan Bank of Chicago advances	25,000	34,500	24,000	67,500	53,500
Total equity	85,304	82,564	82,461	81,675	83,969

	For the Fiscal Year Ended June 30,
	2021	2020	2019	2018	2017

	(In thousands)
Selected Operating Data:
Interest income	$24,357	$26,982	$26,725	$22,794	$21,338
Interest expense	4,178	8,694	8,854	5,289	3,617

Net interest income	20,179	18,288	17,871	17,505	17,721
Provision for loan losses	844	128	407	777	1,721

Net interest income after provision for loan losses	19,335	18,160	17,464	16,728	16,000
Noninterest income	6,258	4,810	4,159	4,091	4,728
Noninterest expense	18,212	17,086	16,772	16,356	14,535

Income before income tax expense	7,381	5,884	4,851	4,463	6,193
Income tax expense	2,034	1,639	1,293	2,725	2,274

Net income	$5,347	$4,245	$3,558	$1,738	$3,919

	At or For the Fiscal Years Ended June 30,
	2021	2020	2019	2018	2017
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.72%	0.61%	0.53%	0.28%	0.67%
Return on average equity (net income as a percentage of average equity)	6.34%	5.30%	4.41%	2.09%	4.69%
Interest rate spread (1)	2.75%	2.52%	2.54%	2.77%	3.02%
Net interest margin (2)	2.86%	2.75%	2.78%	2.93%	3.14%
Efficiency ratio (3)	68.89%	73.97%	76.14%	75.76%	64.75%
Dividend payout ratio	17.05%	21.90%	24.51%	42.55%	15.09%
Noninterest expense to average total assets	2.46%	2.46%	2.52%	2.66%	2.48%
Average interest-earning assets to average interest-bearing liabilities	118.77%	117.80%	116.69%	118.01%	118.30%
Average equity to average total assets	11.40%	11.55%	12.10%	13.48%	14.27%
Asset Quality Ratios:
Non-performing assets to total assets	0.05%	0.15%	0.21%	1.10%	1.70%
Non-performing loans to total loans	0.03%	0.14%	0.16%	1.42%	2.13%
Allowance for loan losses to non-performing loans	4341.45%	879.27%	825.03%	87.06%	71.66%
Allowance for loan losses to total loans	1.27%	1.21%	1.28%	1.23%	1.53%
Allowance for loan losses to total loans excluding PPP loans	1.32%	1.27%	1.28%	1.23%	1.53%
Net charge-offs (recoveries) to average loans	0.09%	0.04%	0.01%	0.35%	0.05%
Capital Ratios:
Community Bank Leverage Ratio:
Company (4)	11.1%	11.0%	N/A	N/A	N/A
Association (4)	10.5%	10.7%	N/A	N/A	N/A
Total capital (to risk-weighted assets):
Company	N/A	N/A	17.6%	18.5%	20.09%
Association	N/A	N/A	16.3%	16.1%	16.9%
Tier 1 capital (to risk-weighted assets):
Company	N/A	N/A	16.3%	17.3%	18.8%
Association	N/A	N/A	15.0%	14.9%	15.7%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	N/A	N/A	16.3%	17.3%	18.8%
Association	N/A	N/A	15.0%	14.9%	15.7%
Tier 1 capital (to adjusted total assets):
Company	11.1%	11.0%	11.9%	13.4%	14.3%
Association	10.5%	10.7%	11.0%	11.5%	12.0%
Tangible capital (to adjusted total assets):
Company	11.1%	11.0%	11.9%	13.4%	14.3%
Association	10.5%	10.7%	11.0%	11.5%	12.0%
Other Data:
Number of full service offices	7	7	7	6	6
Full time equivalent employees	111	107	103	104	100

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	Leverage Ratio (CBLR) is a new capital requirement which became effective for the Association for the quarter ended March 31, 2020.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $797.3 million in assets at June 30, 2021 from $377.2 million in assets at June 30, 2009. We have increased our assets primarily through increased investment securities and loan growth.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.75% and 2.52% for the years ended June 30, 2021 and 2020, respectively. Net interest income increased to $20.2 million for the year ended June 30, 2021, from $18.3 million for the year ended June 30, 2020.

Our net income for the year ended June 30, 2021 was $5.3 million, compared to a net income of $4.2 million for the year ended June 30, 2020.

Our emphasis on conservative loan underwriting has resulted in low levels of non-performing assets. Our non-performing assets totaled $411,000, or 0.1% of total assets at June 30, 2021, and $1.1 million, or 0.2% of assets at June 30, 2020.

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

The Association’s legal lending limit to any one borrower is 15% of unimpaired capital and surplus. On July 30, 2012 the Association received approval from the Office of the Comptroller of the Currency to participate in the Supplemental Lending Limits Program (SLLP). This program allows eligible savings associations to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower. For our association this additional limit (or “supplemental limit(s)”) for one- to four-family residential real estate, business or small farm loans is 10% of our Association’s capital and surplus. In addition, the total outstanding amount of the Association’s loans or extensions of credit or parts of loans and extensions of credit made to all of its borrowers under the SLLP may not exceed 100% of the Association’s capital and surplus. By Association policy, participation of any credit facilities in the SLLP is to be infrequent and all credit facilities are to be with prior Board approval.

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

COVID-19 and the CARES Act

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses and schools across the country, significant job loss, restrictions on travel and social distancing protocols, highly volatile financial markets and aggressive measures by the federal government. Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company.

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

Due to the uncertainty surrounding the emergence of the pandemic, it is not possible to determine the overall impact of the pandemic on the Company’s business. To the extent that customers are not able to fulfill their contractual obligations to the Company, the Company’s business operations, asset valuations, financial condition, cash flows and results of operations could be materially impacted. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, deferred tax assets, or other real estate owned.

The ultimate impact of the COVID-19 pandemic on the Company’s operations and financial performance will depend on future developments related to the duration, extent and severity of the pandemic and the length of time that mandated business and school closures, restrictions on travel and social distancing remain in place. The Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions. With the availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity and in the U.S. economy. However, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations, liquidity and cash flows, the extent to which is uncertain.

Financial position and results of operations

As of June 30, 2021, the COVID-19 pandemic has not had a significant negative impact on our financial condition and results of operations. While the general element of our allowance for loan losses increased in our prior fiscal year due to COVID-related changes in the economic forecast, the majority of our provision for loan losses in the year ended June 30, 2021, were due to loan growth, a change in loan portfolio mix, and to a lesser extent, additional reserves for all loans that remain under temporary COVID-19 modifications. Refer to our discussions in MD&A below for additional information on COVID-19 modifications. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional credit loss expense. The execution of the payment deferrals discussed in the following commentary assisted our ratio of past due loans to total loans. It is possible that our asset quality could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

Capital and liquidity

As of June 30, 2021, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

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

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of June 30, 2021 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.

Our Business Continuity and Pandemic Response Plan

The Company maintains a Disaster Recovery/Business Continuity Plan to ensure the maintenance or recovery of operations, including services to customers, when confronted with adverse events such as natural disasters, technological failures, human error, cybercrime, terrorism or pandemic outbreak. When the COVID-19 pandemic declaration was announced, the Disaster Planning/Recovery team activated the Disaster Recovery Plan, including the Pandemic Response Plan, with a focus on maintaining virtually all customer services in the event of a total or partial closure of banking offices and/or staffing shortages. The team implemented protocols for employee safety, reviewed critical business processes, identified staff who could work remotely, and began mobilizing and preparing the equipment that would be required. An Employee Telecommuting Agreement was developed to establish controls and expectations for those working remotely, including adherence to security and privacy policies. Timely communication was provided to employees and customers. ATM and vault cash was increased at all locations in anticipation of greater demand. The Company’s quick and decisive plan implementation resulted in minimal impacts to operations as a result of the COVID-19 pandemic. Prior technology planning enabled the successful deployment of certain operations and other personnel to remote environments thereby reducing the number of employees working from physical banking offices. In addition, bank lobbies were closed and customer traffic limited to drive-up facilities, with the exception of the Hoopeston lobby which remained open with protective screening. This reduced the number of employees required to be on-site at any given time and allowed teams to rotate in and out at periodic intervals, helping to facilitate the effective implementation of social distancing standards. All offices are now fully open with masks required and other safety protocols in place.

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

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing payment deferrals for our lending clients that are adversely affected by the pandemic. Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. The CARES Act allowed the Company to presume a loan modification is not a TDR if it is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. A total of 139 loans with current balances of $72.1 million have received COVID-19 modifications. These modifications allowed borrowers to defer the principal component of loan payments for up to six months. As of June 30, 2021, 132 of these loans totaling $66.1 million have returned to principal and interest payments, leaving 7 loans for $6.0 million still under temporary modifications. These 7 loans include 5 one- to four-family loans totaling $1.8 million, 1 commercial real estate loan for $2.9 million and one commercial business loan for $1.2 million.

With the passage of the PPP, administered by the SBA, the Company has actively participated in assisting our customers with applications for resources through the program. Most PPP loans have a five-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. While we closed 305 SBA PPP loans representing $26.3 million in funding during 2020 and another 361 SBA PPP loans representing $18.5 million in funding as of June 30, 2021, after SBA forgiveness to date, we have 364 loans totaling $20.6 million remaining in our portfolio at June 30, 2021. It is our understanding that all of our loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

In response to the COVID-19 pandemic, management identified food and accommodations as industries that were most likely to be adversely impacted in the near-term by economic disruption caused by the pandemic. As of June 30, 2021, our food and accommodation loans were $5.4 million, or 1.0% of total loans. These loans are mostly real estate loans on restaurants and bars, and include $1.2 million in COVID-19 modifications. As of June 30, 2021, one of these loans with a balance of $20,000 was 30 or more days past due.

Retail operations

With the health and safety of our customers and staff in mind, and consistent with recommendations from the CDC and State and Local governments concerning COVID-19, all our banking offices are now open with masks required and safety protocols in place. Although our bank lobbies were closed for a portion of the year, most banking transactions continued through the drive-ups, including opening new deposit accounts. Online and Mobile Banking is available for customers to open an account, apply for a mortgage or personal loan, check their balance, transfer funds, and pay bills. Checks can be deposited using Mobile Banking. Our network of over 50,000 ATMs are available for cash withdrawals with no service charge. Throughout the pandemic, we are have been operating and serving our customers with uninterrupted access to their account information and the ability to complete banking transactions.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2021 and no valuation allowance was necessary.

Comparison of Financial Condition at June 30, 2021 and June 30, 2020

Total assets increased $61.8 million, or 8.4%, to $797.3 million at June 30, 2021 from $735.5 million at June 30, 2020. The increase was primarily due to a $29.3 million increase in cash and cash equivalents, a $27.5 million increase in investments and a $3.6 million increase in net loans.

Cash and cash equivalents increased by $29.3 million to $62.7 million at June 30, 2021, from $33.5 million at June 30, 2020. This increase was primarily due to an increase in deposits from public entities. One public entity collects real estate taxes in two installments, due in June and September, and then makes distributions from the account in early July and September. Amounts received prior to June 30, and subsequently distributed the first week of July were $55.6 million and $45.3 million in 2021 and 2020, respectively.

Investment securities, consisting entirely of securities available for sale, increased $27.5 million, or 16.9%, to $189.9 million at June 30, 2021 from $162.4 million at June 30, 2020. We had no held-to-maturity securities at June 30, 2021 or June 30, 2020.

Net loans receivable, including loans held for sale, increased by $3.6 million, or 0.7%, to $513.4 million at June 30, 2021 from $509.8 million at June 30, 2020. The increase in net loans receivable during this period was due primarily to a $10.8 million, or 7.4%, increase in commercial real estate loans, an $8.2 million, or 8.6%, increase in multi-family loans, a $3.3 million, or 15.0%, increase in construction loans, and a $124,000, or 1.6%, increase in consumer loans, partially offset by an $11.4 million, or 8.9%, decrease in one- to four-family loans, a $4.5 million, or 4.2%, decrease in commercial business loans, and a $1.9 million, or 21.8%, decrease in home equity lines of credit.

Between June 30, 2020 and June 30, 2021, premises and equipment decreased $400,000 to $9.8 million, accrued interest receivable decreased $11,000 to $1.9 million, and foreclosed assets held for sale decreased $127,000 to $259,000, while Federal Home Loan Bank (FHLB) stock increased $1.2 million to $4.2 million, deferred income taxes increased $1.1 million, to $1.7 million, mortgage servicing rights increased $298,000 to $1.0 million, and other assets increased $264,000 to $898,000. The decrease in premises and equipment was the result of ordinary depreciation, and the decrease in accrued interest receivable was due to decreases in the average rates of both loans and securities. The decrease in foreclosed assets held for sale was due to the sale of property. The increase in FHLB stock was the result of a higher stock requirement early in the period due to a temporary increase in FHLB advances. We maintained the higher-than-required stock balance throughout the period. The increase in deferred income taxes was mostly due to a decrease in unrealized gains on the sale of available-for sale securities. The increase in mortgage servicing rights was the result of an increase in the number of loans serviced and an increase in the valuation, and the increase in other assets resulted from a year-over-year fluctuation in items in process.

Our investment in bank-owned life insurance was $9.3 million at both June 30, 2021 and June 30, 2020. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for loan losses. At June 30, 2021, our investment of $9.3 million in bank-owned life insurance was 11.0% of our Tier 1 capital plus our allowance for loan losses.

Deposits increased $65.9 million, or 11.0%, to $667.6 million at June 30, 2021 from $601.7 million at June 30, 2020. Savings, NOW, and money market accounts increased $76.0 million, or 32.7%, to $308.7 million, noninterest bearing demand accounts increased $9.4 million, or 10.8%, to $96.9 million, certificates of deposit, excluding brokered certificates of deposit, decreased $18.0 million, or 6.7%, to $251.2 million, and brokered certificates of deposit decreased $1.6 million, or 12.7%, to $10.8 million.

Repurchase agreements increased $2.5 million, or 67.1%, to $6.2 million. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago and a line of credit from CIBC Bank USA. The FHLB advances decreased $9.5 million, or 27.5%, to $25.0 million at June 30, 2021 from $34.5 million at June 30, 2020, while the line of credit balance was $3.0 million at both June 30, 2021 and June 30, 2020.

Total equity increased $2.7 million, or 3.3%, to $85.3 million at June 30, 2021 from $82.6 million at June 30, 2020. Equity increased due to net income of $5.3 million and ESOP and stock equity plan activity of $572,000, partially offset by a decrease of $2.3 million in accumulated other comprehensive income, net of tax, and the payment of approximately $909,000 in dividends to our shareholders.

Comparison of Operating Results for the Years Ended June 30, 2021 and 2020

General. Net income increased $1.1 million, or 26.0%, to $5.3 million net income for the year ended June 30, 2021 from $4.2 million net income for the year ended June 30, 2020. The increase was due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense and an increase in provision for loan losses.

Net Interest Income. Net interest income increased by $1.9 million, or 10.3%, to $20.2 million for the year ended June 30, 2021 from $18.3 million for the year ended June 30, 2020. The increase was due to a decrease of $4.5 million in interest expense, partially offset by a decrease of $2.6 million in interest and dividend income. A $41.5 million, or 6.2%, increase in the average balance of interest earning assets was partially offset by a $30.3 million, or 5.4%, increase in the average balance of interest bearing liabilities. Our interest rate spread increased 23 basis points to 2.75% for the year ended June 30, 2021 from 2.52% for the year ended June 30, 2020, and our net interest margin increased by 11 basis points to 2.86% for the year ended June 30, 2021 from 2.75% for the year ended June 30, 2020.

Interest and Dividend Income. Interest and dividend income decreased $2.6 million, or 9.7%, to $24.4 million for the year ended June 30, 2021 from $27.0 million for the year ended June 30, 2020. The decrease in interest income was due to a $1.9 million decrease in interest income on loans, a $587,000 decrease in interest income on securities, and a $120,000 decrease in other interest income. Interest income on loans included about $702,000 and $74,000 in deferred PPP fees in years ended June 30, 2021 and 2020, respectively. A decrease of $1.9 million, or 8.4%, in interest on loans resulted from a 49 basis point, or 10.7%, decrease in the average yield on loans to 4.07% from 4.56%, partially offset by a $13.1 million, or 2.6%, increase in the average balance of loans to $516.1 million for the year ended June 30, 2021. The 1.0% rate on all PPP loans contributed to the decrease in the average yield on loans, and the PPP loan balance of $20.6 million at June 30, 2021 contributed to the increase in the average balance of loans. Interest on securities decreased $587,000, or 15.8%, due to a 62 basis point, or 24.5%, decrease in the average yield on securities to 1.92% for the year ended June 30, 2021 from 2.54% for the year ended June 30, 2020, partially offset by a $17.1 million increase in the average balance of securities to $163.8 million at June 30, 2021 from $146.7 million at June 30, 2020.

Interest Expense. Interest expense decreased $4.5 million, or 51.9%, to $4.2 million for the year ended June 30, 2021 from $8.7 million for the year ended June 30, 2020. The decrease was primarily due to lower market rates of interest during the period ended June 30, 2021, partially offset by an increased average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $4.2 million, or 53.3%, to $3.7 million for the year ended June 30, 2021, from $7.9 million for the year ended June 30, 2020. This decrease was primarily due to an 86 basis point, or 56.6% decrease in the average cost of interest-bearing deposits to 0.66% from 1.52%, partially offset by an increase in the average balance of interest-bearing deposits to $559.0 million for the year ended June 30, 2021, from $521.8 million for the year ended June 30, 2020.

Interest expense on borrowings, including FHLB advances, our line of credit at CIBC Bank USA, and repurchase agreements, decreased $299,000, or 38.1%, to $485,000 for the year ended June 30, 2021 from $784,000 for the year ended June 30, 2020. This decrease was due to a 48 basis point decrease in the average cost of such borrowings to 1.34% for the year ended June 30, 2021 from 1.82% for the year ended June 30, 2020, and by a $6.9 million, or 16.1%, decrease in the average balance of borrowings to $36.1 million for the year ended June 30, 2021 from $43.0 million for the year ended June 30, 2020.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $844,000 for the year ended June 30, 2021, compared to a provision for loan losses of $128,000 for the year ended June 30, 2020. The allowance for loan losses was $6.6 million, or 1.27% of total loans, or 1.32% of total loans excluding PPP loans, at June 30, 2021, compared to $6.2 million, or 1.21% of total loans, or 1.27% of total loans excluding PPP loans, at June 30, 2020. Non-performing loans decreased during the year ended June 30, 2021, to $152,000, from $709,000 at June 30, 2020. During the year ended June 30, 2021, net charge-offs of $479,000 were recorded, while during the year ended June 30, 2020, $222,000 in net charge-offs were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2020	Year Ended June 30, 2020
Allowance to non-performing loans	4341.45%	879.27%
Allowance to total loans outstanding at the end of the period	1.27%	1.21%
Allowance to total loans outstanding, excluding PPP loans, at end of the period	1.32%	1.27%
Net charge-offs to average total loans outstanding during the period, annualized	0.09%	0.04%
Total non-performing loans to total loans	0.03%	0.14%
Total non-performing assets to total assets	0.05%	0.15%

Noninterest Income. Noninterest income increased $1.4 million, or 30.1%, to $6.3 million for the year ended June 30, 2021 from $4.8 million for the year ended June 30, 2020. The increase was primarily due to an increase in the gain on the sale of loans, an increase in mortgage banking income, net, an increase in the net realized gain on sale of available-for-sale securities, and an increase in bank-owned life insurance income, partially offset by a decrease in customer service fees. For the year ended June 30, 2021, gains on the sale of loans increased $772,000 to $1.6 million, mortgage banking income, net, increased $494,000 to $613,000, net realized gain on sale of available-for-sale securities increased $53,000 to $320,000, and bank-owned life insurance income increased $138,000 to $411,000, while customer service fees decreased $65,000 to $275,000. The increase in the gain on the sale of loans and the increase in mortgage banking income, net, resulted from an increase in the loans originated and sold through the FHLBC Mortgage Partnership Finance program and an increase in the value of our mortgage servicing rights in the year ended June 30, 2021. The increase in net realized gain on sale of available-for-sale securities was due to more securities sold for a gain in the year ended June 30, 2021, and the increase in bank-owned life insurance income was due to the receipt of death benefit proceeds in the year ended June 30, 2021. The decrease in customer service fees was due to fewer customer services preformed and more customer fees waived, partially as a result of COVID-19, in the year ended June 30, 2021.

Noninterest Expense. Noninterest expense increased $1.1 million, or 6.6%, to $18.2 million for the year ended June 30, 2021 from $17.1 million for the year ended June 30, 2020. The largest components of this increase were compensation and benefits, which increased $827,000, or 7.5%, equipment expense, which increased $166,000, or 10.6%, and federal deposit insurance fees which increased $157,000, or 747.6%. These increases were partially offset by decreases in stationary, printing and office expenses, which decreased $53,000, or 41.4% and advertising expense, which decreased $58,000, or 11.6%. Compensation and benefits increased due to normal salary increases, annual incentive plan increases, and increased medical costs, while equipment expense increased as a result of more technology upgrades in the year ended June 30, 2021. Our federal deposit insurance premium increased as a result of receiving an FDIC small bank assessment credit in the year ended June 30, 2020. Stationary, printing and office expenses decreased due to more supplies purchased in the year ended June 30, 2020, while advertising expense decreased as a result of less creative ad development work done in the year ended June 30, 2021.

Income Tax Expense. We recorded a provision for income tax of $2.0 million for the year ended June 30, 2021, compared to a provision for income tax of $1.6 million for the year ended June 30, 2020, reflecting effective tax rates of 27.6% and 27.9%, respectively.

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

	For the Fiscal Years Ended June 30,
	2021			2020			2019
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$122,179	$5,391	4.41%	$128,915	$5,950	4.62%	$131,494	$5,909	4.49%
Multi-family	103,612	4,305	4.15	103,710	4,414	4.26	107,282	4,543	4.23
Commercial	151,690	6,346	4.18	145,978	6,544	4.48	148,344	6,672	4.50
Home equity lines of credit	7,794	349	4.48	8,916	420	4.71	9,033	437	4.84
Construction loans	18,376	678	3.69	19,098	946	4.95	13,931	745	5.35
Commercial business loans	104,702	3,573	3.41	89,023	4,254	4.78	77,548	4,148	5.35
Consumer loans	7,791	357	4.58	7,410	389	5.25	7,288	379	5.20

Total loans	516,144	20,999	4.07	503,050	22,917	4.56	494,920	22,833	4.68

Securities:
U.S. government, federal agency and government-sponsored enterprises	13,379	292	2.18	13,636	354	2.60	27,816	711	2.56
U.S. government sponsored mortgage-backed securities	149,052	2,809	1.88	131,059	3,327	2.54	101,530	2,700	2.66
State and political subdivisions	1,334	39	2.92	1,981	46	2.32	2,812	52	1.85

Total securities	163,765	3,140	1.92	146,676	3,727	2.54	132,158	3,463	2.62
Other	26,853	218	0.81	15,586	338	2.17	16,512	429	2.60

Total interest-earning assets	706,762	24,357	3.45	665,312	26,982	4.06	643,590	26,725	4.15

Noninterest-earning assets	33,033			28,160			23,054

Total assets	$739,795			$693,472			$666,644

Interest-bearing liabilities:
Interest-bearing checking or NOW	$90,459	137	0.15	$63,964	188	0.29	$50,668	141	0.28
Savings accounts	57,900	114	0.20	46,552	164	0.35	43,183	178	0.41
Money market accounts	132,860	492	0.37	103,150	1,053	1.02	97,555	1,254	1.29
Certificates of deposit	277,752	2,950	1.06	308,089	6,505	2.11	296,692	5,744	1.94

Total interest-bearing deposits	558,971	3,693	0.66	521,755	7,910	1.52	488,098	7,317	1.50
Borrowings and repurchase agreements	36,088	485	1.34	43,023	784	1.82	63,417	1,537	2.42

Total interest-bearing liabilities	595,059	4,178	0.70	564,778	8,694	1.54	551,515	8,854	1.61
Noninterest-bearing deposits	49,297			39,515			29,553
Noninterest-bearing liabilities	11,115			9,062			4,887

Total liabilities	655,471			613,355			585,955
Equity	84,324			80,117			80,689

Total liabilities and equity	739,795			693,472			666,644

Net interest income		$20,179			$18,288			$17,871

Net interest rate spread (2)			2.75%			2.52%			2.54%
Net interest-earning assets (3)	$111,703			$100,534			$92,075

Net interest margin (4)			2.86%			2.75%			2.78%
Average interest-earning assets to interest-bearing liabilities	119%			118%			117%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2021 vs. 2020			Fiscal Years Ended June 30, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate

	(In thousands)
Interest-earning assets:
Loans	$587	$(2,505)	$(1,918)	$348	$(264)	$84
Securities	398	(985)	(587)	372	(108)	264
Other	163	(283)	(120)	(23)	(68)	(91)

Total interest-earning assets	$1,148	$(3,773)	$(2,625)	$697	$(440)	$257

Interest-bearing liabilities:
Interest-bearing checking or NOW	$59	$(110)	$(51)	$41	$6	$47
Savings accounts	33	(83)	(50)	13	(27)	(14)
Certificates of deposit	(587)	(2,968)	(3,555)	232	529	761
Money market accounts	243	(804)	(561)	70	(271)	(201)

Total interest-bearing deposits	(252)	(3,965)	(4,217)	356	237	593
Federal Home Loan Bank advances	(113)	(186)	(299)	(425)	(328)	(753)

Total interest-bearing liabilities	$(365)	$(4,151)	$(4,516)	$(69)	$(91)	$(160)

Change in net interest income	$1,513	$378	$1,891	$766	$(349)	$417

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

The tables below illustrate the simulated impact of rate shock scenarios up to 400 basis points over a two-year period on our earnings at risk for net interest income. The earnings at risk tables show net interest income decreasing in a rising rate environment. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2021 resulting from immediate rate shocks ranging from -400 basis points to +400 basis points..

Earnings at Risk

Change in Interest	% Change in Net Interest Income
Rates (basis points)	6/30/22	6/30/21
+400	(0.44)	0.24
+300	(0.75)	0.26
+200	(1.49)	(0.83)
+100	(1.69)	(1.21)
0
-100	(0.76)	(2.43)
-200	(1.80)	(3.65)
-300	(2.90)	(4.96)
-400	(3.12)	(5.19)

Net Economic Value of Equity (NEVE) at Risk

Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE
+400	83,246	(12.49)
+300	87,070	(8.47)
+200	90,989	(4.35)
+100	94,470	(0.69)
0	95,129
-100	90,106	(5.28)
-200	92,642	(2.61)
-300	95,329	0.21
-400	96,033	0.95

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2021 and 2020, our liquidity ratio averaged 25.0% and 22.9% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2021.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2021, cash and cash equivalents totaled $62.7 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2021, we had $19.1 million in loan commitments outstanding, and $104.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2021 totaled $205.2 million, or 30.7% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2022. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2021 and 2020, we originated $261.3 million and $283.1 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $65.9 million for the year ended June 30, 2021, and a net increase in total deposits of $5.3 million for the year ended June 30, 2020. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provides an additional source of funds. Federal Home Loan Bank advances were $25.0 million at June 30, 2021. At June 30, 2021, we had the ability to borrow up to an additional $97.5 million from the Federal Home Loan Bank of Chicago based on our collateral and had the ability to borrow an additional $30.8 million from the Federal Reserve based upon current collateral pledged.

Iroquois Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. A community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which temporarily reduced the required Community Bank Leverage Ratio to 8% through the end of 2020, and to 8.5% throughout 2021, before returning to 9% on January 1, 2022. The Association “opted in” to elect the Community Bank Leverage Ratio, effective with the quarter ended March 31, 2020.

At June 30, 2021, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See Note 13 Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2021. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2021 is effective.

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

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 22, 2021 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “ —Audit Committee” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics and Business Conduct is posted on the Company’s Internet Web site.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2021 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2012 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

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

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal II—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “ —Pre-Approval of Services by the Independent Registered Public Accounting Firm.”

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2021 and 2020, (ii) the Consolidated Statements of Income for the years ended June 30, 2021 and 2020 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2021 and 2020, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020, and (vi) the notes to the Consolidated Financial Statements.

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

IF BANCORP, INC.

Date: September 15, 2021	By:	/s/ Walter H. Hasselbring, III
Walter H. Hasselbring, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Walter H. Hasselbring, III Walter H. Hasselbring, III	President, Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2021

/s/ Pamela J. Verkler Pamela J. Verkler	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2021

/s/ Gary Martin Gary Martin	Chairman of the Board	September 15, 2021

/s/ Alan D. Martin Alan D. Martin	Director	September 15, 2021

/s/ Joseph A. Cowan Joseph A. Cowan	Director	September 15, 2021

/s/ Wayne A. Lehmann Wayne A. Lehmann	Director	September 15, 2021

/s/ Dennis C. Wittenborn Dennis C. Wittenborn	Director	September 15, 2021

/s/ Rodney E. Yergler Rodney E. Yergler	Director	September 15, 2021

IF Bancorp, Inc.

Report of Independent Registered Public Accounting Firm and

Consolidated Financial Statements

June 30, 2021 and 2020

IF Bancorp, Inc.

Consolidated Financial Statements

Years Ended June 30, 2021 and 2020

F-i

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

IF Bancorp, Inc.

Watseka, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (Company) as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Note 3 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $6.6 million at June 30, 2021. The ALLL is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The determination of the ALLL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, risk grading loans, identifying loan impairments, among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the ALLL.

We identified the valuation of the ALLL as a critical audit matter. Auditing the allowance for loan losses involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other environmental factors used to adjust historical loss rates, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated ALLL included the following procedures, among others.

•

Evaluating the design effectiveness of controls, including those related to technology, over the Company’s ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans and management’s review controls over the ALLL balance as a whole;

•	Testing of completeness and accuracy of the information utilized in the ALLL;

•	Testing the computational accuracy of the calculations utilized in the ALLL;

•	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions used;

•	Testing the internal loan review functions and evaluating the assigned loan grades for appropriateness and reasonableness;

•	Assessing the reasonableness of specific reserves on individually assessed impaired loans;

•	Evaluating the overall reasonableness of qualitative factors used by considering the past performance of the Company and evaluating to trends identified within peer groups;

•	Reviewing subsequent events and considering whether they support or contradict the Company’s ALLL estimate;

•	Evaluating the appropriateness of accounting conclusions related to loan modifications.

We have served as the Company’s auditor since 2009.

/s/ BKD, LLP
Decatur, Illinois
September 15, 2021

IF Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2021 and 2020

(in thousands)

Assets

	2021	2020
Cash and due from banks	$60,785	$31,529
Interest-bearing demand deposits	1,950	1,938

Cash and cash equivalents	62,735	33,467

Interest-bearing time deposits in banks	2,250	3,000
Available-for-sale securities	189,891	162,394
Loans, net of allowance for loan losses of $6,599 and $6,234 at June 30, 2021 and 2020, respectively	513,371	509,817
Premises and equipment, net of accumulated depreciation of $8,695 and $8,016 at June 30, 2021 and 2020, respectively	9,793	10,193
Federal Home Loan Bank stock, at cost	4,198	3,028
Foreclosed assets held for sale	259	386
Accrued interest receivable	1,897	1,908
Bank-owned life insurance	9,339	9,345
Mortgage servicing rights	1,013	715
Deferred income taxes	1,697	630
Other	898	634

Total assets	$797,341	$735,517

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2021	2020
Liabilities
Deposits
Demand	$96,923	$87,486
Savings, NOW and money market	308,741	232,723
Certificates of deposit	251,198	269,152
Brokered certificates of deposit	10,770	12,339

Total deposits	667,632	601,700

Repurchase agreements	6,245	3,738
Federal Home Loan Bank advances	25,000	34,500
Line of credit and other borrowings	3,000	3,000
Advances from borrowers for taxes and insurance	928	519
Accrued post-retirement benefit obligation	3,065	3,306
Accrued interest payable	199	537
Other	5,968	5,653

Total liabilities	712,037	652,953

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 3,240,376 shares issued and outstanding at both June 30, 2021 and 2020	32	32
Additional paid-in capital	49,619	49,239
Unearned ESOP shares, at cost, 192,450 and 211,695 shares at June 30, 2021 and 2020, respectively	(1,925)	(2,117)
Retained earnings	35,645	31,207
Accumulated other comprehensive income, net of tax	1,933	4,203

Total stockholders’ equity	85,304	82,564

Total liabilities and stockholders’ equity	$797,341	$735,517

IF Bancorp, Inc.

Consolidated Statements of Income

Years Ended June 30, 2021 and 2020

(in thousands)

	2021	2020
Interest Income
Interest and fees on loans	$20,999	$22,917
Securities
Taxable	3,101	3,652
Tax-exempt	39	75
Federal Home Loan Bank dividends	128	71
Deposits with financial institutions	90	267

Total interest and dividend income	24,357	26,982

Interest Expense
Deposits	3,693	7,910
Federal Home Loan Bank advances and repurchase agreements	409	651
Line of credit and other borrowings	76	133

Total interest expense	4,178	8,694

Net Interest Income	20,179	18,288
Provision for Loan Losses	844	128

Net Interest Income After Provision for Loan Losses	19,335	18,160

Noninterest Income
Customer service fees	275	340
Other service charges and fees	419	367
Insurance commissions	645	630
Brokerage commissions	967	911
Net realized gains on sale of available-for-sale securities	320	267
Mortgage banking income, net	613	119
Gain on sale of loans	1,573	801
Bank-owned life insurance income, net	411	273
Other	1,035	1,102

Total noninterest income	6,258	4,810

See Notes to Consolidated Financial Statements

	2021	2020
Noninterest Expense
Compensation and benefits	$11,897	$11,070
Office occupancy	900	943
Equipment	1,730	1,564
Federal deposit insurance	178	21
Stationary, printing and office	75	128
Advertising	441	499
Professional services	491	442
Supervisory examination	147	154
Audit and accounting services	138	136
Organizational dues and subscriptions	50	49
Insurance bond premiums	181	163
Telephone and postage	191	213
Loss on sale of foreclosed assets	30	27
Other	1,763	1,677

Total noninterest expense	18,212	17,086

Income Before Income Tax	7,381	5,884
Provision for Income Taxes	2,034	1,639

Net Income	$5,347	$4,245

Earnings Per Share:
Basic	$1.76	$1.37
Diluted	$1.74	$1.35
Dividends Paid Per Share	$0.30	$0.30

IF Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended June 30, 2021 and 2020

(in thousands)

	2021	2020
Net Income	$5,347	$4,245
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(907) and $1,621 for 2021 and 2020, respectively	(2,276)	4,065
Less: reclassification adjustment for realized gains included in net income, net of taxes of $92 and $76 for 2021 and 2020, respectively	228	191

	(2,504)	3,874

Change in postretirement health plan gains and losses, net of taxes of $94 and $(123) for 2021 and 2020, respectively	234	(236)

Other comprehensive income (loss), net of tax	(2,270)	3,638

Comprehensive Income	$3,077	$7,883

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2021 and 2020

(in thousands)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income	Total
Balance, July 1, 2019	$36	48,813	(2,309)	35,356	565	82,461
Net income	—	—	—	4,245	—	4,245
Other comprehensive income	—	—	—	—	3,638	3,638
Dividends on common stock, $0.30 per share	—	—	—	(939)	—	(939)
Stock equity plan	—	223	—	—	—	223
Stock repurchase, 337,876 shares, average price $22.08 each	(4)	—	—	(7,455)	—	(7,459)
ESOP shares earned, 19,245 shares	—	203	192	—	—	395

Balance, June 30, 2020	32	49,239	(2,117)	31,207	4,203	82,564
Net income	—	—	—	5,347	—	5,347
Other comprehensive loss	—	—	—	—	(2,270)	(2,270)
Dividends on common stock, $0.30 per share	—	—	—	(909)	—	(909)
Stock equity plan	—	193	—	—	—	193
ESOP shares earned, 19,245 shares	—	187	192	—	—	379

Balance, June 30, 2021	$32	$49,619	$(1,925)	$35,645	$1,933	$85,304

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2021 and 2020

(in thousands)

	2021	2020
Operating Activities
Net income	$5,347	$4,245
Items not requiring (providing) cash
Depreciation	679	671
Provision for loan losses	844	128
Amortization of premiums and discounts on securities	855	304
Deferred income taxes	(162)	(15)
Net realized gains on loan sales	(1,573)	(801)
Net realized gains on sales of available-for-sale securities	(320)	(267)
Loss on foreclosed real estate held for sale	30	27
Bank-owned life insurance income, net	(411)	(273)
Originations of loans held for sale	(57,465)	(40,615)
Proceeds from sales of loans held for sale	58,660	41,318
ESOP compensation expense	379	395
Stock equity plan expense	193	223
Changes in
Accrued interest receivable	11	234
Other assets	(264)	(219)
Accrued interest payable	(338)	(264)
Post-retirement benefit obligation	87	57
Other liabilities	315	1,748

Net cash provided by operating activities	6,867	6,896

Investing Activities
Net change in interest bearing time deposits	750	—
Purchases of available-for-sale securities	(79,590)	(52,052)
Proceeds from the sales of available-for-sale securities	12,891	15,712
Proceeds from maturities and pay-downs of available-for-sale securities	35,164	25,619
Net change in loans	(4,639)	(22,165)
Purchase of premises and equipment	(279)	(158)
Proceeds from the sale of foreclosed assets	418	595
Purchase of Federal Home Loan Bank stock	(1,170)	(1,854)
Proceeds from settlement of bank-owned life insurance death claim	417	—

Net cash used in investing activities	(36,038)	(34,303)

See Notes to Consolidated Financial Statements

	2021	2020
Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$85,455	$43,471
Net decrease in certificates of deposit, including brokered certificates	(19,523)	(48,794)
Net increase (decrease) in advances from borrowers for taxes and insurance	409	(228)
Proceeds from Federal Home Loan Bank advances	77,000	101,500
Repayment of Federal Home Loan Bank advances	(86,500)	(91,000)
Proceeds from other borrowings	—	5,000
Repayments of other borrowings	—	(2,000)
Net increase in repurchase agreements	2,507	1,723
Dividends paid	(909)	(939)
Purchases of common stock	—	(7,459)

Net cash provided by financing activities	58,439	1,274

Increase (Decrease) in Cash and Cash Equivalents	29,268	(26,133)
Cash and Cash Equivalents, Beginning of Year	33,467	59,600

Cash and Cash Equivalents, End of Year	$62,735	$33,467

Supplemental Cash Flows Information
Interest paid	$4,516	$8,958
Income taxes paid (net of refunds)	$2,743	$1,145
Foreclosed assets acquired in settlement of loans	$321	$230

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

IF Bancorp, Inc., (“IF Bancorp” or the “Company”) is a Maryland corporation whose principal activity is the ownership and management of its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”).

The Association provides a full range of banking and financial services to individual and corporate customers from our seven full-service banking offices located in the municipalities of Watseka, Danville, Clifton, Hoopeston, Savoy, Bourbonnais, and Champaign, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. Our primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the adjacent counties in Illinois and Indiana. Our loan production and wealth management office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”) dba Iroquois Insurance Agency, is the sale of property and casualty insurance. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Association. The Company and Association are subject to competition from other financial institutions. The Company and Association are also subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

June 30, 2021 and 2020

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, fair value measurements of investment securities, loan servicing rights and income taxes.

Interest-bearing Time Deposits in Banks

Interest-bearing time deposits in banks mature within three years and are carried at cost.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2021 and 2020, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.

At June 30, 2021, the Company’s cash accounts exceeded federally insured limits by approximately $260,000.

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

June 30, 2021 and 2020

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows or the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

Premises and Equipment

Land is carried at cost. Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Long-Lived Asset Impairment

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset are less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No asset impairment was recognized during the years ended June 30, 2021 and 2020.

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

June 30, 2021 and 2020

(Table dollar amounts in thousands)

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

June 30, 2021 and 2020

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

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and changes in the funded status of the postretirement health benefit plan.

Stock-based Compensation Plans

At June 30, 2021 and 2020, the Company has stock-based compensation plans (stock options and restricted stock) which are described more fully in Note 16.

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. With the availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. However, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations, liquidity and cash flows, the extent to which is uncertain.

Recent and Future Accounting Requirements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update will be effective for interim and annual periods beginning after December 15, 2022. As we prepare for the adoption of ASU 2016-13, we have engaged a firm specializing in ALLL modeling and have begun transition modeling so we will be ready for the required adoption. As of June 30, 2021, model installation was not completed to a point that a reliable parallel test could determine the final expected impact that the adoption of ASU 2016-13 will have on the consolidated financial statements.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Note 2: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2021:
U.S. Treasury	$990	$6	$—	$996
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	7,522	517	—	8,039
Mortgage-backed:
GSE residential	167,711	4,011	(1,307)	170,415
Small Business Administration	9,115	105	(30)	9,190
State and political subdivisions	1,251	—	—	1,251

	$186,589	$4,639	$(1,337)	$189,891

June 30, 2020:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$7,528	$708	$—	$8,236
Mortgage-backed:
GSE residential	143,033	6,044	(222)	148,855
Small Business Administration	3,578	62	—	3,640
State and political subdivisions	1,449	215	(1)	1,663

	$155,588	$7,029	$(223)	$162,394

With the exception of Mortgage-backed-GSE residential securities and Small Business Administration securities with a book value of $167,711,000 and $9,115,000, respectively, and a market value of $170,415,000 and $9,190,000, respectively, at June 30, 2021, the Company held no securities at June 30, 2021 with a book value that exceeded 10% of total equity.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

All mortgage-backed securities at June 30, 2021 and 2020 were issued by government sponsored enterprises.

The amortized cost and fair value of available-for-sale securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	6,030	6,447
Five to ten years	4,963	5,103
After ten years	7,885	7,926

	18,878	19,476
Mortgage-backed securities	167,711	170,415

Totals	$186,589	$189,891

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $96,429,000 at June 30, 2021 and $66,186,000 at June 30, 2020.

Gross gains of $327,000 and $295,000 and gross losses of $7,000 and $28,000 resulting from sales of available-for-sale securities were realized for 2021 and 2020, respectively. The tax provision applicable to these net realized gains amounted to approximately $92,000 and $76,000 for 2021 and 2020, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2021 and 2020, was $85,118,000 and $24,574,000, respectively, which is approximately 45% and 16% of the Company’s available-for-sale investment portfolio. These declines in fair value at June 30, 2021 and 2020, resulted from changes in market interest rates and are considered temporary.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and 2020:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021:
Mortgage-backed:
GSE residential	$75,002	(1,259)	4,160	(48)	79,162	(1,307)
Small Business Administration	5,956	(30)	—	—	5,956	(30)

Total temporarily impaired securities	$80,958	$(1,289)	$4,160	$(48)	$85,118	$(1,337)

June 30, 2020:
Mortgage-backed:
GSE residential	$22,162	$(116)	$2,351	$(106)	$24,513	$(222)
Small Business Administration	61	(1)	—	—	61	(1)

Total temporarily impaired securities	$22,223	$(117)	$2,351	$(106)	$24,574	$(223)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and Small Business Administration securities at June 30, 2021 and 2020, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021 and 2020.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Note 3: Loans and Allowance for Loan Losses

Classes of loans at June 30, include:

	2021	2020
Real estate loans
One- to four-family, including home equity loans	$117,435	$128,876
Multi-family	104,433	96,195
Commercial	155,884	145,113
Home equity lines of credit	6,688	8,551
Construction	25,345	22,042
Commercial	103,088	107,581
Consumer	7,653	7,529

	520,526	515,887
Less
Unearned fees and discounts, net	556	(164)
Allowance for loan losses	6,599	6,234

Loans, net	$513,371	$509,817

The Company had loans held for sale included in one- to four-family real estate loans totaling $632,000 and $552,000 as of June 30, 2021 and 2020, respectively.

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

June 30, 2021 and 2020

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

June 30, 2021 and 2020

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

June 30, 2021 and 2020

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

Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of June 30, 2021, the Company had 364 loans totaling $20.6 million, compared to 295 loans totaling $26.2 million at June 30, 2020.

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

June 30, 2021 and 2020

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

Loan Concentrations

The loan portfolio includes a concentration of loans secured by commercial real estate properties, including commercial real estate construction loans, amounting to $274,892,000 and $256,015,000 as of June 30, 2021 and 2020, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations

The Company’s loans receivable included purchased loans of $3,578,000 and $4,181,000 at June 30, 2021 and 2020, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $26,870,000 and $23,950,000 at June 30, 2021 and 2020, respectively, of which $9,718,000 and $8,126,000, at June 30, 2021 and 2020 were outside of our primary market area. These participation loans are secured by real estate and other business assets.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2021 and 2020:

	2021
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,044	$1,514	$1,706	$87
Provision charged to expense	(64)	160	125	(20)
Losses charged off	(15)	—	—	—
Recoveries	2	—	—	—

Balance, end of period	$967	$1,674	$1,831	$67

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$967	$1,674	$1,831	$67

Loans:
Ending balance	$117,435	$104,433	$155,884	$6,688

Ending balance: individually evaluated for impairment	$1,252	$—	$—	$—

Ending balance: collectively evaluated for impairment	$116,183	$104,433	$155,884	$6,688

	2021 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$240	$1,583	$60	$6,234
Provision charged to expense	18	611	14	844
Losses charged off	—	(473)	(25)	(513)
Recoveries	—	19	13	34

Balance, end of year	$258	$1,740	$62	$6,599

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$258	$1,740	$62	$6,599

Loans:
Ending balance	$25,345	$103,088	$7,653	$520,526

Ending balance: individually evaluated for impairment	$—	$46	$—	$1,298

Ending balance: collectively evaluated for impairment	$25,345	$103,042	$7,653	$519,228

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

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

June 30, 2021 and 2020

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

June 30, 2021 and 2020

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

June 30, 2021 and 2020

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

June 30, 2021 and 2020

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

The following tables present the credit risk profile of the Company’s loan portfolio, as of June 30, 2021 and 2020, based on rating category and payment activity:

	Real Estate Loans
June 30, 2021	One- to four- family	Multi- family	Commercial	Home Equity Lines of Credit	Construction
Pass	$116,980	$104,170	$154,833	$6,688	$25,345
Watch	—	—	954	—	—
Substandard	455	263	97	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$117,435	$104,433	$155,884	$6,688	$25,345

June 30, 2021, (Continued)	Commercial	Consumer	Total
Pass	$97,078	$7,652	$512,746
Watch	5,964	1	6,919
Substandard	46	—	861
Doubtful	—	—	—
Loss	—	—	—

Total	$103,088	$7,653	$520,526

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

	Real Estate Loans
June 30, 2020	One- to four- family	Multi -family	Commercial	Home Equity Lines of Credit	Construction
Pass	$127,279	$95,925	$143,727	$8,402	$22,042
Watch	775	—	1,073	134	—
Substandard	822	270	313	15	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$128,876	$96,195	$145,113	$8,551	$22,042

June 30, 2020, (Continued)	Commercial	Consumer	Total
Pass	$105,605	$7,524	$510,504
Watch	1,651	—	3,633
Substandard	81	5	1,506
Doubtful	244	—	244
Loss	—	—	—

Total	$107,581	$7,529	$515,887

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2021 and 2020:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2021
Real estate loans:
One- to four-family	$320	$52	$152	$524	$116,911	$117,435	$118
Multi-family	—	—	—	—	104,433	104,433	—
Commercial	86	—	—	86	155,798	155,884	—
Home equity lines of credit	55	—	—	55	6,633	6,688	—
Construction	—	—	—	—	25,345	25,345	—
Commercial	9	—	—	9	103,079	103,088	—
Consumer	6	—	—	6	7,647	7,653	—

Total	$476	$52	$152	$680	$519,846	$520,526	$118

June 30, 2020
Real estate loans:
One- to four-family	$1,034	$225	$385	$1,644	$127,232	$128,876	$304
Multi-family	—	—	—	—	96,195	96,195	—
Commercial	172	95	—	267	144,846	145,113	—
Home equity lines of credit	—	—	—	—	8,551	8,551	—
Construction	—	—	—	—	22,042	22,042	—
Commercial	—	4	244	248	107,333	107,581	—
Consumer	24	43	—	67	7,462	7,529	—

Total	$1,230	$367	$629	$2,226	$513,661	$515,887	$304

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2021 and 2020:

June 30, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
Loans without a specific allowance:
Real estate loans:
One- to four-family	$1,252	$1,252	$—	$1,271	$67	$50
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	46	46	—	265	19	23
Consumer	—	—	—	—	—	—
Loans with a specific allowance:
Real estate loans:
One- to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	$1,252	$1,252	$—	$1,271	$67	$50
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	46	46	—	265	19	23
Consumer	—	—	—	—	—	—

Total	$1,298	$1,298	$—	$1,536	$86	$73

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

The following table presents the Company’s nonaccrual loans at June 30, 2021 and 2020:

	2021	2020
Real estate loans
One- to four-family, including home equity loans	$34	$81
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	15
Construction	—	—
Commercial	—	304
Consumer	—	5

Total	$34	$405

At June 30, 2021 and 2020, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of June 30, 2021 and 2020. With the exception of a single one- to four-family loan in the amount of $118,000, all were performing according to the terms of the restructuring as of June 30, 2021, and with the exception of a single one- to four-family loan for $127,000, all loans were performing according to the terms of restructuring as of June 30, 2020. As of June 30, 2021 all loans listed were accruing. As of June 30, 2020 all loans listed were on nonaccrual except for nine one- to four-family residential loans totaling $1.3 million.

	June 30, 2021	June 30, 2020
Real estate loans
One- to four-family	$1,218	$1,256
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	15

Total real estate loans	1,218	1,271

Construction	—	—
Commercial	46	59
Consumer	—	—

Total	$1,264	$1,330

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

The following table represents loans modified as troubled debt restructurings during the years ending June 30, 2021 and 2020:

	Year Ended June 30, 2021		Year Ended June 30, 2020
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Real estate loans:
One- to four-family	—	$—	—	$—
Home equity lines of credit	—	—	—	—
Multi-family	—	—	—	—
Commercial	—	—	—	—

Total real estate loans	—	—	—	—

Construction	—	—	—	—
Commercial	—	—	1	61
Consumer loans	—	—	—	—

Total	—	$—	1	$61

2021 Modifications

During the year ended June 30, 2021, the Company did not modify any loans.

2020 Modifications

During the year ended June 30, 2020, the Company modified one commercial business loan in the amount of $61,000. This modification included a decrease in interest rate and maturity concession.

COVID-19 Modifications

Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. A total of 139 loans with current balances of $72.1 million have received COVID-19 modifications. These modifications allowed borrowers to pay interest only for up to six months. As of June 30, 2021, 132 of these loans totaling $66.1 million have returned to principal and interest payments, leaving 7 loans for $6.0 million still under temporary modifications.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

TDRs with Defaults

The Company had one TDR, a one- to four-family residential loan for $118,000 that was in default as of June 30, 2021, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2021. The Company had one TDR, a one- to four-family residential loan for $127,000 that was in default as of June 30, 2020, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2020. The Company defines a default as any loan that becomes 90 days or more past due.

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

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of June 30, 2021 and 2020, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $68,000 and $186,000, respectively. In addition, as of June 30, 2021 and 2020, we had residential mortgage loans and home equity loans with a carrying value of $34,000 and $41,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 4: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2021	2020
Land	$2,028	$1,976
Buildings and improvements	11,358	11,338
Furniture and equipment	5,102	4,895

	18,488	18,209
Less accumulated depreciation	8,695	8,016

Net premises and equipment	$9,793	$10,193

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Note 5: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $138,119,000 and $116,696,000 at June 30, 2021 and 2020, respectively.

Custodial escrow balances in connection with the foregoing loan servicing were $747,000 and $672,000 at June 30, 2021 and 2020, respectively.

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2021 and 2020 was $1,013,000 and $715,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2021	2020
Fair value, beginning of period	$715	$853
Additions:
Servicing assets resulting from asset transfers	433	255
Subtractions:
Payments received and loans refinanced	(299)	(99)
Changes in fair value, due to changes in valuation inputs or assumptions	164	(294)

Fair value, end of period	$1,013	$715

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 6: Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $333,266,000 at June 30, 2021 and $276,821,000 at June 30, 2020.

The following table represents interest expense by deposit type:

	2021	2020
Savings, NOW, and Money Market	$742	$1,405
Certificates of deposit	2,880	5,962
Brokered certificates of deposit	71	543

Total deposit interest expense	$3,693	$7,910

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

At June 30, 2021, the scheduled maturities of time deposits; including brokered time deposits, are as follows:

2022	$205,243
2023	42,516
2024	6,620
2025	2,265
2026 and thereafter	5,324

$261,968

Note 7: Federal Home Loan Bank Advances

The Federal Home Loan Bank advances totaled $25,000,000 and $34,500,000 as of June 30, 2021 and 2020, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate, and HELOC loans totaling $286,596,000 at June 30, 2021. Advances at June 30, 2021, at interest rates from 0.00 to 2.72 percent are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2021, are:

2022	$5,000
2023	5,000
2024	10,000
2025	—
2026	5,000
Thereafter	—

$25,000

Note 8: Lines of Credit

In September of 2020, the Company renewed a revolving line of credit up to $7.5 million from CIBC BANK USA for general corporate purposes. The Company has a current balance of $3.0 million at an interest rate of 2.5%. The current note matures in September, 2021.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Note 9: Repurchase Agreements

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The carrying value of securities sold under agreement to repurchase amounted to $6.2 million at June 30, 2021 and $3.7 million at June 30, 2020. At June 30, 2021, approximately $4.9 million of our repurchase agreements had an overnight maturity, while the remaining $1.3 million in repurchase agreements had a term of 30 to 90 days. The maximum amount of outstanding agreements at any month-end during 2021 and 2020 totaled $7,142,000 and $3,939,000, respectively, and the monthly average of such agreements totaled $5,421,000 and $3,398,000 for 2021 and 2020, respectively. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Note 10: Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois and Missouri. During the years ended June 30, 2021 and 2020, the Company did not recognize expense for interest or penalties.

The provision for income taxes includes these components:

	2021	2020
Taxes currently payable	$2,196	$1,654
Deferred income taxes	(162)	(15)

Income tax expense	$2,034	$1,639

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2021	2020
Computed at the statutory rate of 21.0%	$1,550	$1,236
Increase (decrease) resulting from
Tax exempt interest	(8)	(16)
Cash surrender value of life insurance	(87)	(57)
State income taxes	540	441
Other	39	35

Actual tax expense	$2,034	$1,639

Tax rate as a percentage of pre-tax income	27.6%	27.9%

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2021	2020
Deferred tax assets
Allowance for loan losses	$1,880	$1,776
Accrued retirement liability	703	677
Deferred compensation	508	468
Deferred loan fees	336	291
Postretirement health plan	170	264
Accrued vacation	61	66
MPF recourse liability	121	97
Deferred revenue Mastercard	19	23
Stock options—Directors	54	50
Restricted stock	—	11
Accrued professional services	23	18
Other	—	7

	3,875	3,748

Deferred tax liabilities
Depreciation	(687)	(731)
Mortgage servicing rights	(289)	(204)
Deferred loan expense	(177)	(181)
Unrealized gains on available-for-sale securities	(941)	(1,940)
Restricted stock	(8)	—
Prepaid expenses	(76)	(62)

	(2,178)	(3,118)

Net deferred tax asset	$1,697	$630

Retained earnings at both June 30, 2021 and 2020, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $466,000 at both June 30, 2021 and 2020.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Note 11: Accumulated Other Comprehensive Income

The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the years ended June 30, 2021 and 2020:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
June 30, 2021:
Beginning balance	$4,865	$(662)	$4,203
Other comprehensive income before reclassification	(2,276)	—	(2,276)
Amounts reclassified from accumulated other comprehensive income	(228)	—	(228)
Net current period other comprehensive income	—	234	234

Ending balance	$2,361	$(428)	$1,933

June 30, 2020:
Beginning balance	$991	$(426)	$565
Other comprehensive income before reclassification	4,065	—	4,065
Amounts reclassified from accumulated other comprehensive income	(191)	—	(191)
Net current period other comprehensive income	—	(236)	(236)

Ending balance	$4,865	$(662)	$4,203

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Note 12: Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2021 and 2020, were as follows:

	Amounts Reclassified From AOCI
	2021	2020	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains on available-for-sale securities	$320	$267	Net realized gains on sale of available-for-sale securities
Amortization of defined benefit pension items:
Actuarial losses	328	359	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	648	626
Tax expense	186	199	Provision for Income Tax

Total reclassification out of AOCI	$462	$427	Net Income

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

In addition, to avoid restrictions on capital distributions, including dividend payments and stock repurchases, or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” of 2.5 percent on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity and the buffer applies to all three measurements: Common Equity Tier 1, Tier 1 capital and total capital.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies issued a final rule setting the Community Bank Leverage Ratio at 9%, effective with the quarter ended March 31, 2020. The rule also established a two-quarter grace period for a qualifying institution that ceases to meet any qualifying criteria provided that the bank maintains a leverage ratio 8% or greater. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which temporarily reduced the required Community Bank Leverage Ratio to 8% through the end of 2020, and to 8.5% throughout 2021, before returning to 9% on January 1, 2022. The Association “opted in” to elect the Community Bank Leverage Ratio, effective with the quarter ended March 31, 2020.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

As of June 30, 2021 and 2020, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Community Bank Leverage Ratio	$78,539	10.48%	$63,685	8.50%	$63,685	8.50%
Tier 1 capital (to adjusted total assets)	78,539	10.48%	29,970	4.00%	37,462	5.00%
Tangible capital (to adjusted tangible assets)	78,539	10.48%	11,239	1.50%	N/A	N/A
As of June 30, 2020
Community Bank Leverage Ratio	$76,428	10.68%	$57,238	8.00%	$57,238	8.00%
Tier 1 capital (to adjusted total assets)	76,428	10.68%	28,619	4.00%	35,774	5.00%
Tangible capital (to adjusted tangible assets)	76,428	10.68%	10,732	1.50%	N/A	N/A

The following is a reconciliation of the Association equity amounts included in the consolidated balance sheets to the amounts reflected for regulatory purposes:

	2021	2020
Association equity	$80,472	$80,631
Less net unrealized gains	2,361	4,865
Less postretirement benefit plan	(428)	(662)

Tier 1 capital	78,539	76,428
Plus allowance for loan losses subject to limit	6,599	6,234

Total risk-based capital	$85,138	$82,662

The Association’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the previous tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for the calendar year and retained net income for the preceding two calendar years.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Note 14: Related Party Transactions

At June 30, 2021 and 2020, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2021	2020
Balance, beginning of year	$3,341	$3,033
New loans	1,700	1,087
Repayments	(1,818)	(779)

Balance, end of year	$3,223	$3,341

Deposits from related parties held by the Company at June 30, 2021 and 2020 totaled $2,176,000 and $1,526,000, respectively.

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

Note 15: Employee Benefits

The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $154,000 to the plan in fiscal year 2022.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

The Company uses a June 30 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2021	2020
Change in benefit obligation
Beginning of year	$3,306	$2,919
Service cost	56	53
Interest cost	75	93
Actuarial gain (loss)	(268)	355
Benefits paid	(104)	(114)

End of year	$3,065	$3,306

Significant balances, costs and assumptions are:

	Postretirement Plan
	2021	2020
Benefit obligation	$3,065	$3,306
Fair value of plan assets	—	—

Funded status	$(3,065)	$(3,306)

Accumulated benefit obligation	$3,065	$3,306

Amounts recognized in the consolidated balance sheets:

Accrued postretirement benefit obligation	$3,065	$3,306

Components of net periodic benefit cost:

	2021	2020
Service cost	$56	$53
Interest cost	75	93
Amortization of (Gain) or Loss	60	25

	$191	$171

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2021	2020
Net loss	$532	$860

Other significant balances and costs are:

	2021	2020
Employer contribution	$104	$114
Benefits paid	104	114
Benefit costs	191	171

Other changes in plan assets and benefit obligations recognized in other comprehensive income are described in Note 12.

The estimated net loss, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $26,000, $0, and $0, respectively.

Discount rates of 2.65% and 2.32% were used for 2021 and 2020, respectively, to determine the benefit obligations, and 2.32% and 3.25%, respectively, for benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	47	(51)

For measurement purposes, 9.0%, 8.5% and 8.5% annual rates of increase in the per capita cost of covered health care benefits were assumed for 2021, 2022 and 2023, respectively. The rate was assumed to decrease gradually to 5.0% by the year 2032 and remain at that level thereafter.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2021:

2022	$135
2023	155
2024	172
2025	174
2026	193
2027-2031	972

The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of compensation that a participant defers. Employer contributions charged to expense for 2021 and 2020 were $88,000 and $81,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2021 and 2020 were $650,000 and $602,000, respectively.

The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent. The deferred compensation charged to expense totaled $251,000 and $249,000 for the years ended June 30, 2021 and 2020, respectively. The agreements’ accrued liability of $1.8 million and $1.6 million as of June 30, 2021 and 2020, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2022	$121
2023	136
2024	137
2025	137
2026	227
Thereafter	3,360

$4,118

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

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

A summary of ESOP shares at June 30, 2021 and 2020 are as follows (dollars in thousands):

	2021	2020
Allocated shares	145,389	127,102
Shares committed for release	19,245	19,245
Unearned shares	192,450	211,695

Total ESOP shares	357,084	358,042

Fair value of unearned ESOP shares (1)	$4,388	$3,652

(1)	Based on closing price of $22.80 and $17.25 per share on June 30, 2021, and 2020, respectively.

During the year ended June 30, 2021 and 2020, 958 and 1,161 ESOP shares, respectively, were paid to ESOP participants due to separation from service.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

the exercise of stock options (all of which may be granted as incentive stock options) is 481,125 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units is 192,450.

On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 8 years, starting in December 2016. As of June 30, 2021, there were 90,050 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the year ended June 30, 2021 (dollars in thousands):

	Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, June 30, 2020	153,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, June 30, 2021	153,143	$16.63	2.4	$945	(1)

Exercisable, June 30, 2021	153,143	$16.63	2.4	$945	(1)

(1)	Based on closing price of $22.80 per share on June 30, 2021.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the year ended June 30, 2021.

There were 22,286 options that vested during the year ended June 30, 2021 compared to 22,286 stock options that vested during the year ended June 30, 2020. Stock-based compensation expense and related tax benefit was $24,000 and $57,000, respectively, for the year ended June 30, 2021, and the year ended June 30, 2020, and was recognized in non-interest expense. Compensation cost related to non-vested stock options was recognized over the seven year vesting period ending in December, 2020, leaving no unrecognized compensation cost at June 30, 2021.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

The following table summarizes non-vested restricted stock activity for the year ended June 30, 2021:

	Shares	Weighted- Average Grant-Date Fair Value
Balance, June 30, 2020	40,250	$16.79
Granted	—	—
Forfeited	—	—
Earned and issued	10,062	16.79

Balance, June 30, 2021	30,188	16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in capital. Stock-based compensation expense and related tax benefit for restricted stock was $169,000 and $48,000, respectively, for both the year ended June 30, 2021, and for the year ended June 30, 2020, and was recognized in non-interest expense. Unrecognized compensation expense for non-vested restricted stock awards was $409,000 and is expected to be recognized over 2.4 years with a corresponding credit to paid-in capital.

Note 17: Earnings Per Share (“EPS”)

Basic and diluted earnings per common share are presented for the years ended June 30, 2021 and 2020. The factors used in the earnings per common share computation follow:

	Year Ended	Year Ended
	June 30, 2021	June 30, 2020
Net income	$5,347	$4,245

Basic weighted average shares outstanding	3,240,376	3,324,657
Less: Average unallocated ESOP shares	(202,073)	(221,318)

Average shares outstanding	3,038,303	3,103,339

Diluted effect of restricted stock awards and stock options	40,564	44,693

Diluted average shares outstanding	3,078,867	3,148,032

Basic earnings per common share	$1.76	$1.37

Diluted earnings per common share	$1.74	$1.35

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and 2020:

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021:
Available-for-sale securities:
US Treasury	$996	$—	$996	$—
US Government and federal agency	8,039	—	8,039	—
Mortgage-backed securities – GSE residential	170,415	—	170,415	—
Small Business Administration	9,190	—	9,190	—
State and political subdivisions	1,251	—	1,251	—
Mortgage servicing rights	1,013	—	—	1,013

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Available-for-sale securities:
US Government and federal agency	$8,236	$—	$8,236	$—
Mortgage-backed securities – GSE residential	148,855	—	148,855	—
Small Business Administration	3,640	—	3,640	—
State and political subdivisions	1,663	—	1,663	—
Mortgage servicing rights	715	—	—	715

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2021 or 2020. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE—residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of June 30, 2021 or 2020.

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2019	$853
Total realized and unrealized gains and losses included in net income	(294)
Servicing rights that result from asset transfers	255
Payments received and loans refinanced	(99)

Balance, June 30, 2020	715

Total realized and unrealized gains and losses included in net income	164
Servicing rights that result from asset transfers	433
Payments received and loans refinanced	(299)

Balance, June 30, 2021	$1,013

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$164

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021:
Foreclosed assets	$191	$—	$—	$191
June 30, 2020:
Foreclosed assets	$200	$—	$—	$200

The following table presents (losses)/recoveries recognized on assets measured on a non-recurring basis for the years ended June 30, 2021 and 2020:

	2021	2020
Impaired loans (collateral dependent)	$—	$13
Foreclosed and repossessed assets held for sale	(9)	(19)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

Foreclosed assets

Foreclosed assets are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of foreclosed assets are based on appraisals or evaluations and are classified within Level 3 of the fair value hierarchy.

Appraisals of foreclosed assets are obtained when the real estate is acquired and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency and are selected from the list of approved appraisers maintained by management.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,013	Discounted cash flow	Discount rate	9.5% – 11.5% (9.5%)
			Constant prepayment rate	9.8% – 14.4% (11.9%)
			Probability of default	0.00% – 0.14% (0.12%)
Foreclosed assets	191	Market comparable properties	Comparability adjustments (%)	11.6% (11.6%)

	Fair Value at June 30, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$715	Discounted cash flow	Discount rate	9.5% – 11.5% (9.5%)
			Constant prepayment rate	13.5% – 17.7% (13.8%)
			Probability of default	0.04% – 0.12% (0.11%)
Foreclosed assets	200	Market comparable properties	Comparability adjustments (%)	11.1% (11.1%)

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and 2020.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021:
Financial assets
Cash and cash equivalents	$62,735	$62,735	$—	$—
Interest-bearing time deposits in banks	2,250	2,250	—	—
Loans, net of allowance for loan losses	513,371	—	—	515,515
Federal Home Loan Bank stock	4,198	—	4,198	—
Accrued interest receivable	1,897	—	1,897	—
Financial liabilities
Deposits	667,632	—	405,664	262,603
Repurchase agreements	6,245	—	6,245	—
Federal Home Loan Bank advances	25,000	—	25,673	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	928	—	928	—
Accrued interest payable	199	—	199	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

In accordance with the Company’s adoption of ASU 2016-01 as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2021 represent an approximation of exit price; however, an actual exit price may differ.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

Postretirement Benefit Obligations

The Company has a postretirement health care plan whereby it agrees to provide certain postretirement benefits to eligible employees. The benefit obligation is the actuarial present value of all benefits attributed to service rendered prior to the valuation date based on the projected unit credit cost method. It is reasonably possible that events could occur that would change the estimated amount of this liability materially in the near term.

Investments

The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the accompanying consolidated balance sheets.

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

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

At June 30, 2021 and 2020, the Company had outstanding commitments to originate loans aggregating approximately $19,137,000 and $16,873,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $7,594,000 and $5,178,000 at June 30, 2021 and 2020, respectively, with the remainder subject to adjustable interest rates. The weighted average interest rates for fixed rate loan commitments were 3.59% and 3.49% as of June 30, 2021 and 2020, respectively.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

At June 30, 2021, the Company had granted unused lines of credit to borrowers aggregating approximately $93,339,000 and $10,633,000 for commercial lines and open-end consumer lines, respectively. At June 30, 2020, the Company had granted unused lines of credit to borrowers aggregating approximately $78,600,000 and $7,582,000 for commercial lines and open-end consumer lines, respectively.

Other Credit Risks

At June 30, 2021 and 2020, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Note 21: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2021 and 2020:

Condensed Balance Sheets

	June 30,	June 30,
	2021	2020
Assets
Cash and due from banks	$5,679	$2,592
Investment in common stock of subsidiary	80,472	80,631
ESOP loan	2,279	2,469

Total assets	$88,430	$85,692

Liabilities
Line of credit	$3,000	$3,000
Interest payable	19	31
Other liabilities	107	97

Total liabilities	3,126	3,128

Stockholders’ Equity	85,304	82,564

Total liabilities and stockholders’ equity	$88,430	$85,692

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Condensed Statements of Income and Comprehensive Income

	Year Ending June 30,	Year Ending June 30,
	2021	2020
Income
Interest on ESOP loan	$78	$141
Deposits with financial institutions	—	—

Total income	78	141
Expense
Interest on line of credit	76	133
Other expenses	181	203

Total expense	257	336
Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(179)	(195)
Benefit for Income Taxes	(51)	(54)

Loss Before Equity in Undistributed Loss of Subsidiary	(128)	(141)
Equity in Undistributed Income of Subsidiary	5,475	4,386

Net Income	$5,347	$4,245

Comprehensive Income	$3,077	$7,883

IF Bancorp, Inc.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(Table dollar amounts in thousands)

Condensed Statements of Cash Flows

	Year Ended June 30,	Year Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$5,347	$4,245

Items not requiring (providing) cash
Net change accrued interest payable	(12)	31
Net change in other liabilities	10	(48)
Earnings from subsidiary	(5,475)	(4,386)

Net cash used in operating activities	(130)	(158)

Cash flows from financing activities
Stock purchase per stock repurchase plan	—	(7,459)
Dividends paid	(973)	(1,008)
Dividends received	4,000	4,000
Loan for ESOP	190	159
Proceeds from CIBC line of credit	—	5,000
Repayment of CIBC line of credit	—	(2,000)

Net cash provided by (used in) financing activities	3,217	(1,308)

Net Change in Cash and Cash Equivalents	3,087	(1,466)
Cash and Cash Equivalents at Beginning of Year	2,592	4,058

Cash and Cash Equivalents at End of Year	$5,679	$2,592