Form 10-Q
period 2021-09-30
IF Bancorp, Inc.
filed 2021-11-10
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 3,253,876 shares of common stock, par value $0.01 per share, issued and outstanding as of November 3, 2021.

IF Bancorp, Inc.
Form
10-Q

Part I. – Financial Information

Item 1.	Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	September 30, 2021		June 30, 2021
Assets	(Unaudited	)
Cash and due from banks	$28,461		$60,785
Interest-bearing demand deposits	450		1,950

Cash and cash equivalents	28,911		62,735

Interest-bearing time deposits in banks	2,250		2,250
Available-for-sale securities	199,809		189,891
Loans, net of allowance for loan losses of $6,470 and $6,599 at September 30, 2021 and June 30, 2021, respectively	506,283		513,371
Premises and equipment, net of accumulated depreciation of $8,864 and $8,695 at September 30, 2021 and June 30, 2021, respectively	9,663		9,793
Federal Home Loan Bank stock, at cost	4,198		4,198
Foreclosed assets held for sale, net	191		259
Accrued interest receivable	2,002		1,897
Bank-owned life insurance	9,124		9,339
Mortgage servicing rights	1,020		1,013
Deferred income taxes	1,923		1,697
Other	1,681		898

Total assets	$767,055		$797,341

Liabilities and Equity
Liabilities
Deposits
Demand	$45,167		$96,923
Savings, NOW and money market	330,479		308,741
Certificates of deposit	250,912		251,198
Brokered certificates of deposit	10,770		10,770

Total deposits	637,328		667,632

Repurchase agreements	6,703		6,245
Federal Home Loan Bank advances	25,000		25,000
Line of credit and other borrowings	3,000		3,000
Advances from borrowers for taxes and insurance	776		928
Accrued post-retirement benefit obligation	3,087		3,065
Accrued interest payable	187		199
Other	4,937		5,968

Total liabilities	681,018		712,037

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,245,876 and 3,240,376 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	32		32
Additional paid-in capital	49,837		49,619
Unearned ESOP shares, at cost, 187,639 and 192,450 shares at September 30, 2021 and June 30, 2021, respectively	(1,876)		(1,925)
Retained earnings	36,968		35,645
Accumulated other comprehensive income, net of tax	1,076		1,933

Total stockholders’ equity	86,037		85,304

Total liabilities and stockholders’ equity	$767,055		$797,341

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2021	2020
Interest and Dividend Income
Interest and fees on loans	$5,283	$5,353
Securities:
Taxable	904	840
Tax-exempt	9	11
Federal Home Loan Bank dividends	29	34
Deposits with other financial institutions	26	27

Total interest and dividend income	6,251	6,265

Interest Expense
Deposits	563	1,235
Federal Home Loan Bank advances and repurchase agreements	97	123
Line of credit and other borrowings	19	19

Total interest expense	679	1,377

Net Interest Income	5,572	4,888
Provision (Credit) for Loan Losses	(127)	315

Net Interest Income After Provision for Loan Losses	5,699	4,573

Noninterest Income
Customer service fees	86	67
Other service charges and fees	82	115
Insurance commissions	187	160
Brokerage commissions	288	225
Net realized gains on sales of available-for-sale securities	—	204
Mortgage banking income, net	93	90
Gain on sale of loans	226	563
Bank-owned life insurance income, net	239	70
Other	344	257

Total noninterest income	1,545	1,751

Noninterest Expense
Compensation and benefits	3,023	2,877
Office occupancy	236	229
Equipment	516	423
Federal deposit insurance	46	44
Stationary, printing and office	28	33
Advertising	88	84
Professional services	105	100
Supervisory examinations	43	35
Audit and accounting services	76	73
Organizational dues and subscriptions	22	22
Insurance bond premiums	53	49
Telephone and postage	37	50
Loss (gain) on foreclosed assets, net	(13)	9
Other	430	453

Total noninterest expense	4,690	4,481

Income Before Income Tax	2,554	1,843
Provision for Income Tax	663	512

Net Income	$1,891	$1,331
Earnings Per Share:
Basic	$0.62	$0.44
Diluted	$0.61	$0.44
Dividends declared per common share	$0.175	$0.15
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2021	2020
Net Income	$1,891	$1,331
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(340) and $58, for 2021 and 2020, respectively	(852)	147
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $58 for 2021 and 2020, respectively	—	146

	(852)	1

Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(2) and $1 for 2021 and 2020, respectively	(5)	1

Other comprehensive income (loss), net of tax	(857)	2

Comprehensive Income	$1,034	$1,333

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
For the three months ended September 30, 2021
Balance, July 1, 2021	$32	$49,619	$(1,925)	$35,645	$1,933	$85,304
Net income	—	—	—	1,891	—	1,891
Other comprehensive loss	—	—	—	—	(857)	(857)
Dividends on common stock, $0.175 per share	—	—	—	(568)	—	(568)
Stock options exercised	—	116	—	—	—	116
Stock equity plan	—	42	—	—	—	42
ESOP shares earned, 4,811 shares	—	60	49	—	—	109

Balance, September 30, 2021	$32	$49,837	$(1,876)	$36,968	$1,076	$86,037
For the three months ended September 30, 2020
Balance, July 1, 2020	$32	$49,239	$(2,117)	$31,207	$4,203	$82,564
Net income	—	—	—	1,331	—	1,331
Other comprehensive income	—	—	—	—	2	2
Dividends on common stock, $0.15 per share	—	—	—	(485)	—	(485)
Stock equity plan	—	31	—	—	—	31
ESOP shares earned, 4,811 shares	—	56	48	—	—	104

Balance, September 30, 2020	$32	$49,326	$(2,069)	$32,053	$4,205	$83,547

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2021	2020
Operating Activities
Net income	$1,891	$1,331
Items not requiring (providing) cash
Depreciation	169	169
Provision (credit) for loan losses	(127)	315
Amortization of premiums and discounts on securities	197	158
Deferred income taxes	116	(78)
Net realized gains on loan sales	(226)	(563)
Net realized gains on sales of available-for-sale securities	—	(204)
Loss (gain) on foreclosed assets held for sale	(13)	9
Bank-owned life insurance income, net	(239)	(70)
Originations of loans held for sale	(8,260)	(16,358)
Proceeds from sales of loans held for sale	8,895	17,457
ESOP compensation expense	109	104
Stock equity plan expense	158	31
Changes in
Accrued interest receivable	(105)	293
Other assets	(783)	45
Accrued interest payable	(12)	(116)
Post-retirement benefit obligation	15	18
Other liabilities	(1,599)	(1,343)

Net cash provided by operating activities	186	1,198

Investing Activities
Purchases of available-for-sale securities	(18,674)	(13,757)
Proceeds from the sales of available-for-sale securities	—	7,830
Proceeds from maturities and pay downs of available-for-sale securities	7,367	7,076
Net change in loans	6,799	(9,544)
Purchase of premises and equipment	(39)	(57)
Proceeds from the sale of foreclosed assets	81	190
Purchase of Federal Home Loan Bank stock	—	(1,170)
Proceeds from settlement of bank-owned life insurance death claim	454	—

Net cash used in investing activities	(4,012)	(9,432)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(30,018)	(12,203)
Net increase (decrease) in certificates of deposit, including brokered certificates	(286)	12,234
Net increase (decrease) in advances from borrowers for taxes and insurance	(152)	287
Proceeds from Federal Home Loan Bank advances	—	72,000
Repayments of Federal Home Loan Bank advances	—	(82,500)
Net increase in repurchase agreements	458	645

Net cash used in financing activities	(29,998)	(9,537)

Net Decrease in Cash and Cash Equivalents	(33,824)	(17,771)
Cash and Cash Equivalents, Beginning of Period	62,735	33,467

Cash and Cash Equivalents, End of Period	$28,911	$15,696

Supplemental Cash Flows Information
Interest paid	$691	$1,493
Income taxes paid (net of refunds)	$46	$610
Dividends payable	$568	$485
Foreclosed assets acquired in settlement of loans	$—	$253
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
10-Q
and Regulation
S-X.
Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2021 and June 30, 2021, and the results of its operations for the three month periods ended September 30, 2021 and 2020. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2021. The results of operations for the three-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year.
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

Note 2: New Accounting Pronouncements
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale
debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update will be effective for interim and annual periods beginning after December 15, 2022. As we prepare for the adoption of ASU
2016-13,
we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU
2016-13
becomes effective. We have entered an agreement with a firm specializing in ALLL modeling and have begun transition modeling so we will be ready for the required adoption. As of September 30, 2021, model installation was not completed to a point a reliable parallel test could determine the final expected impact that the adoption of ASU
2016-13
will have on the consolidated financial statements.
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
The Company is accounting for its ESOP in accordance with ASC Topic 718,
Employers Accounting for Employee Stock Ownership Plans
. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends, if any, on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.
A summary of ESOP shares at September 30, 2021 and June 30, 2021 are as follows (dollars in thousands):

	September 30, 2021	June 30, 2021
Allocated shares	164,634	145,389
Shares committed for release	4,811	19,245
Unearned shares	187,639	192,450

Total ESOP shares	357,084	357,084

Fair value of unearned ESOP shares (1)	$4,258	$4,388

(1)	Based on closing price of $22.69 and $22.80 per share on September 30, 2021, and June 30, 2021, respectively.
During the three months ended September 30, 2021 and 2020, no ESOP shares were paid to ESOP participants due to separation from service.
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
On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 10 years and the stock options vest in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 8 years, starting in December 2016. In the three months ended September 30, 2021, 1,500 shares of awarded and unvested restricted stock were forfeited. As of September 30, 2021, there were 91,550 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the three months ended September 30, 2021 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2021	153,143	$16.63
Granted	—	—
Exercised	7,000	16.63
Forfeited	—	—

Outstanding, September 30, 2021	146,143	$16.63	2.2	$886	(1)

Exercisable, September 30, 2021	146,143	$16.63	2.2	$886	(1)

(1)	Based on closing price of $22.69 per share on September 30, 2021.
Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the three months ended September 30, 2021.
No options vested during the three months ended September 30, 2021 and 2020. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the three months ended September 30, 2021 and 2020. Compensation cost related to non-vested
stock options was recognized over a seven year vesting period that ended in December, 2020, leaving no unrecognized compensation cost at September 30, 2021.
The following table summarizes
non-vested
restricted stock activity for the three months ended September 30, 2021:

	Shares	Weighted-Average Grant-Date Fair Value
Balance, June 30, 2021	30,188	$16.79
Granted	—	—
Forfeited	1,500	16.63
Earned and issued	—	—

Balance, September 30, 2021	28,688	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $42,000 and $12,000, respectively, for the three months ended September 30, 2021, and was $42,000 and $12,000, respectively, for the three months ended September 30, 2020. Unrecognized compensation expense for non-vested
restricted stock awards was $367,000 and is expected to be recognized over 2.2 years with a corresponding credit to paid-in
capital.
Note 4: Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2021 and 2020. The factors used in the earnings per common share computation are as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net income	$1,891	$1,331

Basic weighted average shares outstanding	3,240,664	3,240,376
Less: Average unallocated ESOP shares	(190,044)	(209,289)

Basic average shares outstanding	3,050,620	3,031,087

Diluted effect of restricted stock awards and stock options	63,995	10,101

Diluted average shares outstanding	3,114,615	3,041,188

Basic earnings per common share	$0.62	$0.44

Diluted earnings per common share	$0.61	$0.44

Note 5: Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2021:
U.S. Treasury	$991	$4	$—	$995
U.S. Government and federal agency	7,519	472	—	7,991
Mortgage-backed:
GSE residential	177,066	3,549	(1,853)	178,762
Small Business Administration	10,872	85	(147)	10,810
State and political subdivisions	1,251	—	—	1,251

	$197,699	$4,110	$(2,000)	$199,809

June 30, 2021:
U.S. Treasury	$990	$6	$—	$996
U.S. Government and federal agency	7,522	517	—	8,039
Mortgage-backed:
GSE residential	167,711	4,011	(1,307)	170,415
Small Business Administration	9,115	105	(30)	9,190
State and political subdivisions	1,251	—	—	1,251

	$186,589	$4,639	$(1,337)	$189,891

With the exception of Mortgage-backed GSE residential securities and Small Business Administration securities with a book value of approximately $177,066,000 and $10,872,000, respectively, and a market value of approximately $178,762,000 and $10,810,000, respectively, at September 30, 2021, the Company did not hold securities of any one issuer at September 30, 2021 with a book value that exceeded 10% of the Company’s total equity.

All mortgage-backed securities at September 30, 2021, and June 30, 2021 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities

	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	6,027	6,407
Five to ten years	6,765	6,883
After ten years	7,841	7,757

	20,633	21,047
Mortgage-backed securities	177,066	178,762

Totals	$197,699	$199,809

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $96,131,000 and $96,429,000 as of September 30, 2021 and June 30, 2021, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $6.7 million at September 30, 2021 and $6.2 million at June 30, 2021. At September 30, 2021, all $6.7 million of our repurchase agreements had an overnight maturity, and all were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Gross gains of $0 and $204,000 and gross losses of $0 and $0 resulting from sales of available-for-sale
securities were realized for the three months ended September 30, 2021, and 2020, respectively. Tax provision applicable to these net realized gains was $0 for the three months ended September 30, 2021, and $58,000 for the three months ended September 30, 2020.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2021 and June 30, 2021, was $90,661,000 and $85,118,000, respectively, which is approximately 45% and 45% of the Company’s available-for-sale
investment portfolio. These declines in fair value at September 30, 2021 and June 30, 2021, resulted from increases in market interest rates and are considered temporary.
The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and June 30, 2021:

	Less Than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021:
Mortgage-backed:
GSE residential	$75,522	$(1,604)	$9,343	$(249)	$84,865	$(1,853)
Small Business Administration	5,796	(147)	—	—	5,796	(147)

Total temporarily impaired securities	$81,318	$(1,751)	$9,343	$(249)	$90,661	$(2,000)

June 30, 2021:
Mortgage-backed:
GSE residential	$75,002	(1,259)	4,160	(48)	79,162	(1,307)
Small Business Administration	5,956	(30)	—	—	5,956	(30)

Total temporarily impaired securities	$80,958	$(1,289)	$4,160	$(48)	$85,118	$(1,337)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and state and political subdivisions at September 30, 2021 and June 30, 2021, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021 and June 30, 2021.
Note 6: Loans and Allowance for Loan Losses

Classes of loans include:	September 30, 2021	June 30, 2021
Real estate loans:
One- to four-family, including home equity loans	$117,854	$117,435
Multi-family	97,211	104,433
Commercial	163,859	155,884
Home equity lines of credit	6,274	6,688
Construction	31,209	25,345
Commercial	88,962	103,088
Consumer	7,615	7,653

Total loans	512,984	520,526
Less:
Unearned fees and discounts, net	231	556
Allowance for loan losses	6,470	6,599

Loans, net	$506,283	$513,371

The Company had loans held for sale included in
one-
to four-family real estate loans totaling $216,000 and $632,000 as of September 30, 2021 and June 30, 2021, respectively.
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
Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of September 30, 2021, the Company had 165 PPP loans totaling $14.3 million.
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
Loan Concentration
The loan portfolio includes a concentration of loans secured by commercial real estate properties, including real estate construction loans, amounting to $280,257,000 and $274,892,000 as of September 30, 2021 and June 30, 2021, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $1,648,000 and $3,578,000 at September 30, 2021 and June 30, 2021, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $25,577,000 and $26,870,000 at September 30, 2021 and June 30, 2021, respectively, of which $8,542,000 and $9,718,000, at September 30, 2021 and June 30, 2021 were outside our primary market area. These participation loans are secured by real estate and other business assets.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three-month periods ended September 30, 2021 and 2020 and the year ended June 30, 2021:

	Three Months Ended September 30, 2021 Real Estate Loans

	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$967	$1,674	$1,831	$67
Provision charged to expense	6	(112)	85	(4)
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$974	$1,562	$1,916	$63

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$974	$1,562	$1,916	$63

Loans:
Ending balance	$117,854	$97,211	$163,859	$6,274

Ending balance: individually evaluated for impairment	$1,086	$—	$—	$—

Ending balance: collectively evaluated for impairment	$116,768	$97,211	$163,859	$6,274

	Three Months Ended September 30, 2021 (Continued)

	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$258	$1,740	$62	$6,599
Provision charged to expense	63	(174)	9	(127)
Losses charged off	—	—	(10)	(10)
Recoveries	—	5	2	8

Balance, end of period	$321	$1,571	$63	$6,470

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$321	$1,571	$63	$6,470

Loans:
Ending balance	$31,209	$88,962	$7,615	$512,984

Ending balance: individually evaluated for impairment	$—	$43	$—	$1,129

Ending balance: collectively evaluated for impairment	$31,209	$88,919	$7,615	$511,855

	Year Ended June 30, 2021 Real Estate Loans

	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,044	$1,514	$1,706	$87
Provision charged to expense	(64)	160	125	(20)
Losses charged off	(15)	—	—	—
Recoveries	2	—	—	—

Balance, end of year	$967	$1,674	$1,831	$67

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$967	$1,674	$1,831	$67

Loans:
Ending balance	$117,435	$104,433	$155,884	$6,688

Ending balance: individually evaluated for impairment	$1,252	$—	$—	$—

Ending balance: collectively evaluated for impairment	$116,183	$104,433	$155,884	$6,688

	Year Ended June 30, 2021 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$240	$1,583	$60	$6,234
Provision charged to expense	18	611	14	844
Losses charged off	—	(473)	(25)	(513)
Recoveries	—	19	13	34

Balance, end of year	$258	$1,740	$62	$6,599

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$258	$1,740	$62	$6,599

Loans:
Ending balance	$25,345	$103,088	$7,653	$520,526

Ending balance: individually evaluated for impairment	$—	$46	$—	$1,298

Ending balance: collectively evaluated for impairment	$25,345	$103,042	$7,653	$519,228

	Three Months Ended September 30, 2020 Real Estate Loans

	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,044	$1,514	$1,706	$87
Provision charged to expense	4	227	168	(5)
Losses charged off	(15)	—	—	—
Recoveries	—	—	—	—

Balance, end of year	$1,033	$1,741	$1,874	$82

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,033	$1,741	$1,874	$82

Loans:	$125,574	$106,886	$157,096	$8,147

Ending balance	$1,277	$—	$—	$—

Ending balance: individually evaluated for impairment	$124,297	$106,886	$157,096	$8,147

	Three Months Ended September 30, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$240	$1,583	$60	$6,234
Provision charged to expense	(155)	61	15	315
Losses charged off	—	(29)	(13)	(57)
Recoveries	—	9	5	14

Balance, end of year	$85	$1,624	$67	$6,506

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$85	$1,624	$67	$6,506

Loans:
Ending balance	$10,050	$109,182	$8,098	$525,033

Ending balance: individually evaluated for impairment	$—	$55	$4	$1,336

Ending balance: collectively evaluated for impairment	$10,050	$109,127	$8,094	$523,697

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
The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans

	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
September 30, 2021 :
Pass	$116,337	$96,950	$162,821	$6,274	$31,209	$83,868	$7,615	$505,074
Watch	1,124	—	943	—	—	5,051	—	7,118
Substandard	393	261	95	—	—	43	—	792
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$117,854	$97,211	$163,859	$6,274	$31,209	$88,962	$7,615	$512,984

	Real Estate Loans

	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2021:
Pass	$116,980	$104,170	$154,833	$6,688	$25,345	$97,078	$7,652	$512,946
Watch	—	—	954	—	—	5,964	1	6,919
Substandard	455	263	97	—	—	46	—	861
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$117,435	$104,433	$155,884	$6,688	$25,345	$103,088	$7,653	$520,526

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2021:
Real estate loans:
One- to four-family	$962	$35	$34	$1,031	$116,823	$117,854	$—
Multi-family	—	—	—	—	97,211	97,211	—
Commercial	—	—	—	—	163,859	163,859	—
Home equity lines of credit	—	—	—	—	6,274	6,274	—
Construction	—	—	—	—	31,209	31,209	—
Commercial	9	—	—	9	88,953	88,962	—
Consumer	32	—	—	32	7,583	7,615	—

Total	$1,003	$35	$34	$1,072	$511,912	$512,984	$—

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2021:
Real estate loans:
One- to four-family	$320	$52	$152	$524	$116,911	$117,435	$118
Multi-family	—	—	—	—	104,433	104,433	—
Commercial	86	—	—	86	155,798	155,884	—
Home equity lines of credit	55	—	—	55	6,633	6,688	—
Construction	—	—	—	—	25,345	25,345	—
Commercial	9	—	—	9	103,079	103,088	—
Consumer	6	—	—	6	7,647	7,653	—

Total	$476	$52	$152	$680	$519,846	$520,526	$118

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
The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $1.1 million in troubled debt restructurings that were classified as impaired.

The following tables present impaired loans:

Three Months Ended September 30, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2021:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,086	$1,086	$—	$1,088	$5	$4
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	43	43	—	44	1	1
Consumer	—	—	—	—	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	1,086	1,086	—	1,088	5	4
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	43	43	—	44	1	1
Consumer	—	—	—	—	—	—

	$1,129	$1,129	$—	$1,132	$6	$5

Year Ended June 30, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2021:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,252	$1,252	$—	$1,271	$67	$50
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	46	46	—	265	19	23
Consumer	—	—	—	—	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family
Multi-family	$1,252	$1,252	$—	$1,271	$67	$50
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	46	46	—	265	19	23
	—	—	—	—	—	—

	$1,298	$1,298	$—	$1,536	$86	$73

Three Months Ended September 30, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2020:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,277	$1,277	$—	$1,283	$19	$17
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	55	55	—	57	—	—
Consumer	4	4	—	5	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	1,277	1,277	—	1,283	19	17
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	55	55	—	57	—	—
Consumer	4	4	—	5	—	—

	$1,336	$1,336	$—	$1,345	$19	$17

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing
impaired loans for which the ultimate collectability of principal is not uncertain.
The following table presents the Company’s nonaccrual loans at September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
Mortgages on real estate:
One- to four-family	$34	$34
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction loans	—	—
Commercial business loans	—	—
Consumer loans	—	—

Total	$34	$34

At September 30, 2021 and June 30, 2021, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of September 30, 2021 and June 30, 2021. All TDRs were performing according to the terms of the restructuring as of September 30, 2021, and with the exception of a single one-
to four-family residential loan for $118,000, all were performing according to the terms of restructuring as of June 30, 2021. All loans listed as of September 30, 2021 and June 30, 2021 were accruing.

	September 30, 2021	June 30, 2021
Real estate loans
One- to four-family	$1,052	$1,218
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—

Total real estate loans	1,052	1,218

Construction loans	—	—
Commercial business loans	43	46
Consumer loans	—	—

Total	$1,095	$1,264

Modifications
During the three month period ended September 30, 2021,
one
prior modified TDR was modified a second time to reamortize for full payment by original maturity.
During the year ended June 30, 2021, no loans were modified.
During the three month period ended September 30, 2020, no loans were modified.
COVID-19
Modifications
Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain
COVID-19
loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to
COVID-19;
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. At September 30, 2021, we had outstanding a total of 122 loans with current balances of $66.7 million that received
COVID-19
modifications at some point. These modifications allowed borrowers to pay interest only for up to six months. As of September 30, 2021, 118 of these loans totaling $64.2 million have returned to principal and interest payments, leaving 4 loans for $2.5 million still under temporary modifications.
TDRs with Defaults
The Company had no TDRs in default and no restructured loans in foreclosure as of September 30, 2021. The Company had one TDR, a
one-
to four-family residential loans for $118,000 that was in default as of June 30, 2021, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2021. The Company defines a default as any loan that becomes 90 days or more past due.
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
We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of September 30, 2021, we did not have any foreclosed residential real estate properties as a result of obtaining physical possession. As of September 30, 2021, we had residential mortgage loans and home equity loans with a carrying value of $34,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.
Note 7: Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $4,200,000 of Federal Home Loan Bank stock both as of September 30, 2021 and June 30, 2021. The FHLB provides liquidity and funding through advances.
Note 8: Accumulated Other Comprehensive Income
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the three months ended September 30, 2021 and 2020:

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
September 30, 2021:
Beginning balance	$2,361	$(428)	$1,933
Other comprehensive loss before reclassification	(852)	—	(852)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	—	(5)	(5)

Ending balance	$1,509	$(433)	$1,076

September 30, 2020:
Beginning balance	$4,865	$(662)	$4,203
Other comprehensive income before reclassification	147	—	147
Amounts reclassified from accumulated other comprehensive income	(146)	—	(146)
Net current period other comprehensive income	—	1	1

Ending balance	$4,866	$(661)	$4,205

Note 9: Changes in Accumulated Other Comprehensive Income (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2021 and 2020, were as follows:

	Amounts Reclassified from AOCI
	2021	2020	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains on available-for-sale securities	$—	$204	Net realized gains on sale of available-for- sale securities
Amortization of defined benefit pension items:
Actuarial losses	$(7)	$2	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	$(7)	$206
Tax expense	$(2)	$59	Provision for Income Tax

Total reclassification out of AOCI	$(5)	$147	Net Income

Note 10: Income Taxes
A reconciliation of income tax e
x
pense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2021	2020
Computed at the statutory rate	$536	$387
Decrease resulting from
Tax exempt interest	(2)	(2)
Cash surrender value of life insurance	(50)	(14)
State income taxes	178	134
Other	1	7

Actual expense	$663	$512

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
As of September 30, 2021, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.
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
Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and June 30, 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021:
Available-for-sale securities:
U.S. Treasury	$995	$—	$995	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	7,991	—	7,991	—
Mortgage-backed: GSE residential	178,762	—	178,762	—
Small Business Administration	10,810	—	10,810	—
State and political subdivisions	1,251	—	1,251	—
Mortgage servicing rights	1,020	—	—	1,020

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021:
Available-for-sale securities:
U.S. Treasury	$996	$—	$996	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	8,039	—	8,039	—
Mortgage-backed: GSE residential	170,415	—	170,415	—
Small Business Administration	9,190	—	9,190	—
State and political subdivisions	1,251	—	1,251	—
Mortgage servicing rights	1,013	—	—	1,013

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available-for-sale
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2021 or June 30, 2021. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Treasury, U.S. Government and federal agency, mortgage-backed securities (GSE—residential), Small Business Administration, and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of September 30, 2021 or June 30, 2021.
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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2021	$1,013
Total realized and unrealized gains and losses included in net income	(6)
Servicing rights that result from asset transfers	65
Payments received and loans refinanced	(52)

Balance, September 30, 2021	$1,020

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(6)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and June 30, 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021:
Foreclosed assets	$—	$—	$—	$—
June 30, 2021:
Foreclosed assets	$191	$—	$—	$191
The following table presents (losses)/recoveries recognized on assets measured on a non-recurring
basis for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Foreclosed and repossessed assets held for sale	$—	$(30)
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

Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2021 and June 30, 2021.

	Fair Value at September 30, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,020	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	10.4% - 14.7% (12.5%)
			Probability of default	0.00% - 0.14% (0.12%)

	Fair Value at June 30, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,013	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	9.8% - 14.4% (11.9%)
			Probability of default	0.00% - 0.14% (0.12%)
Foreclosed assets	191	Market comparable properties	Comparability adjustments (%)	11.6% (11.6%)

Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and June 30, 2021.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021:
Financial assets
Cash and cash equivalents	$28,911	$28,911	$—	$—
Interest-bearing time deposits in banks	2,250	2,250	—	—
Loans, net of allowance for loan losses	506,283	—	—	507,145
Federal Home Loan Bank stock	4,198	—	4,198	—
Accrued interest receivable	2,002	—	2,002	—
Financial liabilities
Deposits	637,328	—	375,646	262,141
Repurchase agreements	6,703	—	6,703	—
Federal Home Loan Bank advances	25,000	—	25,604	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	776	—	776	—
Accrued interest payable	187	—	187	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021:
Financial assets
Cash and cash equivalents	$62,735	$62,735	$—	$—
Interest-bearing time deposits in banks	2,250	2,250	—	—
Loans, net of allowance for loan losses	513,371	—	—	515,515
Federal Home Loan Bank stock	4,198	—	4,198	—
Accrued interest receivable	1,897	—	1,897	—
Financial liabilities
Deposits	667,632	—	405,664	262,603
Repurchase agreements	6,245	—	6,245	—
Federal Home Loan Bank advances	25,000	—	25,673	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	928	—	928	—
Accrued interest payable	199	—	199	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
In accordance with the Company’s adoption of ASU
2016-01
as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2021, represent an approximation of exit price; however, an actual exit price may differ.
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
Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19
outbreak on our business. Government action in response to the
COVID-19
pandemic and its effects on our business and operations, including vaccination mandates and their effects on our workforce, human capital resources and infrastructure could adversely affect our financial condition and results of operations.
Additional factors that may affect our results are discussed under “Item 1A.—Risk Factors”, in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2021, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. See
“COVID-19
and the CARES Act” below for a discussion of how the
COVID-19
pandemic may affect our future performance. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.
Overview
On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock
conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. We also established a charitable foundation, Iroquois Federal Foundation, to which we contributed 314,755 shares of our common stock. As of September 30, 2021, the Company had repurchased 1,674,479 shares of common stock under stock repurchase plans.
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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.95% and 2.66% for the three months ended September 30, 2021 and 2020, respectively. Net interest income increased to $5.6 million for the three months ended September 30, 2021 from $4.9 million for the three months ended September 30, 2020.
Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing
assets. Our
non-performing
loans totaled $34,000 or 0.1% of total loans at September 30, 2021, and $152,000, or 0.1% of total loans at June 30, 2021. Our non-performing
assets totaled $225,000 or 0.1% of total assets at September 30, 2021, and $411,000, or 0.1% of total assets at June 30, 2021.
At September 30, 2021, the Association was categorized as “well capitalized” under federal regulations.
Our net income for the three months ended September 30, 2021 was $1.9 million, compared to a net income of $1.3 million for the three months ended September 30, 2020. The increase in net income was due to an increase in net interest income and a decrease in provision for loan losses, partially offset by a decrease in noninterest income and an increase in noninterest expense.
Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form
10-Q.
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
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also included extensive emergency funding for hospitals and healthcare providers. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020, and is intended to provide critical support to the American people and to further strengthen our economic recovery. The Economic Aid to
Hard-Hit
Small Businesses, Nonprofits and Venues (Economic Aid Act), which was part of the Consolidated Appropriations Act of 2021, extended the Paycheck Protection Program (PPP) to include a second round of funding to certain businesses that received funding under the original PPP. In addition to the general impact of
COVID-19,
certain provisions of the CARES Act and the Economic Aid Act, as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations.
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
Financial position and results of operations
As of September 30, 2021, the
COVID-19
pandemic has not had a significant negative impact on our financial condition and results of operations. While the general element of our allowance for loan losses increased early in the pandemic due to COVID-related changes in the economic forecast, our allowance for loan losses as of September 30, 2021 is only minimally impacted by additional reserves for loans that remain under temporary
COVID-19
modifications. Refer to our discussions in MD&A below for additional information on
COVID-19
modifications. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional credit loss expense. The execution of the payment deferrals discussed in the following commentary assisted our ratio of past due loans to total loans. It is possible that our asset quality could worsen at future measurement periods if the effects of
COVID-19
are prolonged.
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
Capital and liquidity
As of September 30, 2021, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by
COVID-19,
our reported and regulatory capital ratios could be adversely impacted by further credit losses.
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

Asset valuation
Currently, we do not expect
COVID-19
to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of September 30, 2021 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.
Our Business Continuity and Pandemic Response Plan
The Company maintains a Disaster Recovery/Business Continuity Plan to ensure the maintenance or recovery of operations, including services to customers, when confronted with adverse events such as natural disasters, technological failures, human error, cybercrime, terrorism or pandemic outbreak. When the
COVID-19
pandemic declaration was announced, the Disaster Planning/Recovery team activated the Disaster Recovery Plan, including the Pandemic Response Plan, with a focus on maintaining virtually all customer services in the event of a total or partial closure of banking offices and/or staffing shortages. The team implemented protocols for employee safety, reviewed critical business processes, identified staff who could work remotely, and began mobilizing and preparing the equipment that would be required. An Employee Telecommuting Agreement was developed to establish controls and expectations for those working remotely, including adherence to security and privacy policies. Timely communication was provided to employees and customers. ATM and vault cash was increased at all locations in anticipation of greater demand. The Company’s quick and decisive plan implementation resulted in minimal impacts to operations as a result of the
COVID-19
pandemic. Prior technology planning enabled the successful deployment of certain operations and other personnel to remote environments, thereby reducing the number of employees working from physical banking offices. In addition, bank lobbies were closed and customer traffic limited to drive-up
facilities, with the exception of the Hoopeston lobby which remained open with protective screening. This reduced the number of employees required to be on-site
at any given time and allowed teams to rotate in and out at periodic intervals, helping to facilitate the effective implementation of social distancing standards. All offices are now fully open with masks required and other safety protocols in place.
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
COVID-19;
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. At September 30, 2021, we had 122 loans with current balances of $66.7 million that received
COVID-19
modifications at some point. These modifications allowed borrowers to defer the principal component of loan payments for up to six months. As of September 30, 2021, 118 of these loans totaling $64.2 million have returned to principal and interest payments, leaving 4 loans for $2.5 million still under temporary modifications. These 4 loans include 3 one-
to four-family loans totaling $1.3 million and one commercial business loan for $1.2 million.

With the passage of the PPP, administered by the SBA, the Company has actively participated in assisting our customers with applications for resources through the program. Most PPP loans have a five-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. While we closed 666 SBA PPP loans representing $44.8 million in funding through the program, after SBA forgiveness to date, we have 165 loans totaling $14.3 million remaining in our portfolio at September 30, 2021. It is our understanding that all of our loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.
In response to the
COVID-19
pandemic, management identified food and accommodations as industries that were most likely to be adversely impacted in the near-term by economic disruption caused by the pandemic. As of September 30, 2021, our food and accommodation loans were $5.2 million, or 1.0% of total loans. These loans are mostly real estate loans on restaurants and bars, and include $1.2 million in
COVID-19
modifications. As of September 30, 2021, none of these loans were 30 or more days past due.
Retail operations
With the health and safety of our customers and staff in mind, and consistent with recommendations from the CDC and state and local governments concerning
COVID-19,
all our banking offices are now open with masks required and safety protocols in place. Although our bank lobbies were closed for a portion of the year, most banking transactions continued through the drive-ups,
including opening new deposit accounts. Online and Mobile Banking is available for customers to open an account, apply for a mortgage or personal loan, check their balance, transfer funds, and pay bills. Checks can be deposited using Mobile Banking. Our network of over 50,000 ATMs are available for cash withdrawals with no service charge. Throughout the pandemic, we have been operating and serving our customers with uninterrupted access to their account information and the ability to complete banking transactions.
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
There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form
10-K
for the fiscal year ended June 30, 2021.
Comparison of Financial Condition at September 30 and June 30, 2021
Total assets decreased $30.3 million, or 3.8%, to $767.1 million at September 30, 2021 from $797.3 million at June 30, 2021. The decrease was primarily due to a $33.8 million decrease in cash and cash equivalents and a $7.1 million decrease in net loans, partially offset by a $9.9 million increase in investment securities.
Net loans receivable, including loans held for sale, decreased by $7.1 million, or 1.4%, to $506.3 million at September 30, 2021, from $513.4 million at June 30, 2021. The decrease in net loans receivable during this period was due primarily to a $14.1 million, or 13.7%, decrease in commercial business loans, a $7.2 million, or 6.9%, decrease in multi-family loans, a $414,000, or 6.2%, decrease in home equity lines of credit and a $38,000, or 0.5%, decrease in consumer loans, partially offset by an $8.0 million, or 5.1%, increase in commercial real estate loans, a $5.9 million, or 23.1%, increase in construction loans, and a $419,000, or 0.4%, increase in one-
to four-family
residential mortgage loans. The $14.1 million decrease in commercial business loans included $6.3 million in PPP loans that were forgiven in the three months ended
September 30, 2021.
Investment securities, consisting entirely of
available-for-sale
securities, increased $9.9 million, or 5.2%, to $199.8 million at September 30, 2021, from $189.9 million at June 30, 2021. We had no securities held to maturity at September 30, 2021 or June 30, 2021.

Between June 30, 2021 and September 30, 2021, accrued interest receivable increased $105,000 to $2.0 million, deferred income taxes increased $226,000 to $1.9 million, and other assets increased $783,000 to $1.7 million, while premises and equipment decreased $130,000 to $9.7 million, and foreclosed assets held for sale decreased $68,000 to $191,000. Federal Home Loan Bank (FHLB) stock was $4.2 million at both September 30, 2021 and June 30, 2021. The increase in accrued interest receivable was primarily the result of an increase in the average balance of securities, the increase in deferred income taxes was mostly due to a decrease in unrealized gains on the sale of available-for-sale
securities, and the increase in other assets was due to a fluctuation in items in process. The decrease in premises and equipment was the result of ordinary depreciation, and the decrease in foreclosed assets held for sale was due to the sale of property.
At September 30, 2021, our investment in bank-owned life insurance was $9.1 million, a decrease of $215,000 from $9.3 million at June 30, 2021. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.
Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which totaled $21.8 million at September 30, 2021.
Deposits decreased $30.3 million, or 4.5%, to $637.3 million at September 30, 2021 from $667.6 million at June 30, 2021. Noninterest bearing demand accounts decreased $51.8 million, or 53.4%, to $45.2 million and certificates of deposit, excluding brokered certificates of deposit, decreased $286,000, or 0.1%, to $250.9 million, while savings, NOW, and money market accounts increased $21.7 million, or 7.0%, to $330.5 million. Brokered certificates of deposit were $10.8 million at both September 30, 2021 and June 30, 2021. The large decrease in noninterest bearing demand accounts was due to approximately $55.6 million in deposits from a public entity that collects real estate taxes that were on deposit at June 30, 2021 and withdrawn in the three months ended September 30, 2021, when tax monies were distributed. Repurchase agreements increased $458,000, or 7.3%, to $6.7 million at September 30, 2021 from $6.2 million at June 30, 2021. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago and a line of credit from CIBC Bank USA. The FHLB advances were $25.0 million at both September 30, 2021 and June 30, 2021, while the CIBC line of credit balance was $3.0 million at both September 30, 2021 and June 30, 2021.
Advances from borrowers for taxes and insurance decreased $152,000, or 16.4%, to $776,000 at September 30, 2021 from $928,000 at June 30, 2021, while accrued interest payable decreased $12,000, or 6.0%, to $187,000 at September 30, 2021 from $199,000 at June 30, 2021, and other liabilities decreased $1.0 million, or 17.3%, to $4.9 million at September 30, 2021 from $6.0 million at June 30, 2021. The decrease in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the decrease in accrued interest payable was mostly due to a decrease in average rates on deposits, partially offset by an increase in the average balances of deposits. The decrease in other liabilities was a result of accrued compensation and benefits that were paid out in the three months ended September 30, 2021. Total equity increased $733,000, or 0.9%, to $86.0 million at September 30, 2021 from $85.3 million at June 30, 2021. Equity increased due to net income of $1.9 million, and ESOP and stock equity plan activity of $267,000, partially offset by dividends payable of $568,000 and a decrease of $857,000 in accumulated other comprehensive income, net of tax.
Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020
General.
Net income increased $560,000 to $1.9 million net income for the three months ended September 30, 2021 from $1.3 million net income for the three months ended September 30, 2020. The increase was primarily due to an increase in net interest income and a decrease in provision for loan losses, partially offset by a decrease in noninterest income and an increase in noninterest expense.
Net Interest Income.
Net interest income increased by $684,000, or 14.0%, to $5.6 million for the three months ended September 30, 2021 from $4.9 million for the three months ended September 30, 2020. The increase was due to a decrease of $698,000 in interest expense, partially offset by a decrease of $14,000 in interest income. A $39.6 million, or 5.7%, increase in the average balance of interest earning assets was partially offset by a $30.1 million, or 5.1%, increase in the average balance of interest bearing liabilities. Our net interest margin increased by 22 basis points to 3.02% for the three months ended September 30, 2021 compared to 2.80% for the three months ended September 30, 2020, while our interest rate spread increased by 29 basis points to 2.95% for the three months ended September 30, 2021 compared to 2.66% for the three months ended September 30, 2020.

Interest Income.
Interest income decreased by $14,000, or 0.2%, and was $6.3 million for both the three months ended September 30, 2021 and for the three months ended September 30, 2020. The decrease in interest income was primarily due to a $70,000 decrease in interest income on loans, and a $6,000 decrease in other interest income, partially offset by a $62,000 increase in interest income on securities. The decrease in interest income on loans resulted from a 5 basis point, or 1.3%, decrease in the average yield on loans to 4.07% for the three months ended September 30, 2021, from 4.12% for the three months ended September 30, 2020, and a $125,000, or 0.1%, decrease in the average balance of loans to $519.6 million for the three months ended September 30, 2021, from $519.7 million for the three months ended September 30, 2020. Interest on securities increased $62,000, or 7.3%, as a result of a $34.5 million, or 22.5%, increase in the average balance of securities, to $188.2 million for the three months ended September 30, 2021, from $153.7 million for the three months ended September 30, 2020, partially offset by a 28 basis point, or 12.6%, decrease in the average yield on securities to 1.94% for the three months ended September 30, 2021 from 2.22% for the three months ended September 30, 2020.
Interest Expense.
Interest expense decreased $698,000, or 50.7%, to $679,000 for the three months ended September 30, 2021, from $1.4 million for the three months ended September 30, 2020. The decrease was due to decreases in the average cost of interest-bearing liabilities, partially offset by increases in the average balance of interest-bearing liabilities.
Interest expense on interest-bearing deposits decreased by $672,000, or 54.4%, to $563,000 for the three months ended September 30, 2021 from $1.2 million for the three months ended September 30, 2020. This decrease was due to a 53 basis point, or 58.4%, decrease in the average cost of interest bearing deposits to 0.38% for the three months ended September 2021, from 0.91% for the three months ended September 30, 2020, partially offset by a $41.0 million, or 7.5% increase in the average balance of interest bearing deposits to $585.5 million for the three months ended September 30, 2021 from $544.6 million for the three months ended September 30, 2020.
Interest expense on borrowings, including FHLB advances and a line of credit from CIBC Bank USA, and repurchase agreements, decreased $26,000, or 18.3%, to $116,000 for the three months ended September 30, 2021 from $142,000 for the three months ended September 30, 2020. This decrease was due to a decrease in the average balance of borrowings to $34.4 million for the three months ended September 30, 2021 from $45.2 million for the three months ended September 30, 2020, partially offset by a 9 basis point increase in the average cost of such borrowings to 1.35% for the three months ended September 30, 2021 from 1.26% for the three months ended September 30, 2020.
Provision (Credit) for Loan Losses.
We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a credit for loan losses of $(127,000) for the three months ended September 30, 2021, compared to a provision for loan losses of $315,000 for the three months ended September 30, 2020. The allowance for loan losses was $6.5 million, or 1.26% of total loans, or 1.30% of total loans excluding PPP loans, at September 30, 2021, compared to $6.5 million, or 1.24% of total loans, at September 30, 2020 and $6.6 million, or 1.27% of total loans, or 1.32% of total loans excluding PPP loans, at June 30, 2021. During the three months ended September 30, 2021, a net charge-off
of $2,000 was recorded, while during the three months ended September 30, 2020, a net charge-off
of $43,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2021		Year Ended June 30, 2021
Allowance to non-performing loans	19029.41%		4341.45%
Allowance to total loans outstanding at the end of the period	1.26%		1.27%
Allowance to total loans outstanding, excluding PPP loans, at end of period	1.30	%1.21%	1.32%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.01%		0.09%
Total non-performing loans to total loans	0.01%		0.03%
Total non-performing assets to total assets	0.03%		0.05%
Noninterest Income.
Noninterest income decreased $206,000, or 11.8%, to $1.5 million for the three months ended September 30, 2021 from $1.8 million for the three months ended September 30, 2020. The decrease was primarily due to a decrease in gain on sale of loans, a decrease in net realized gain on sale of available-for-sale
securities, and a decrease in other service charges and fees, partially offset by an increase in bank-owned life insurance and an increase in brokerage commissions. For the three months ended September 30, 2021, gain on sale of loans decreased $337,000 to $226,000, net realized gain on sale of available-for-sale
securities decreased $204,000 to $0, and other service charges and fees decreased $33,000 to $82,000, while bank-owned life insurance increased $169,000 to $239,000, and brokerage commission increased $63,000 to $288,000 from the three months ended September 30, 2020. The decrease in gain on sale of loans was a result of a decrease in loans sold, and the decrease in gain on sale of available-for-sale
securities was the result of no security sales in the three months ended September 30, 2021. The decrease in other service charges and fees was due to a decrease in the number of fees charged in the three months ended September 30, 2021. The increase in bank-owned life insurance income was due to the receipt of death benefit proceeds in the three months ended September 30, 2021, and the increase in brokerage commissions was the result of an increase in the amount of renewal commissions and management fees.
Noninterest Expense.
Noninterest expense increased $209,000, or 4.7%, to $4.7 million for the three months ended September 30, 2021, from $4.5 million for the three months ended September 30, 2020. The largest components of this increase were compensation and benefits, which increased $146,000, or 5.1%, and equipment expense, which increased $93,000, or 22.0%, partially offset by decreases in telephone and postage expenses, which decreased $13,000, or 26.0%, and loss (gain) on sale of foreclosed assets, net, which decreased $22,000, or 244.4%. Compensation and benefits increased due to normal salary increases, annual incentive plan increases and increased medical costs, while equipment expense increased due to an increase in the cost of core processing. Telephone and postage expenses decreased as a result of a new phone system that was installed in September of 2020, and loss (gain) on sale of foreclosed assets, net, decreased due to losses taken on sale of properties in the three months ended September 30, 2020, while a gain was taken on the sale of one property sold in three months ended September 30, 2021.
Income Tax Expense
.
We recorded a provision for income tax of $663,000 for the three months ended September 30, 2021, compared to a provision for income tax of $512,000 for the three months ended September 30, 2020, reflecting effective tax rates of 26.0% and 27.8%, respectively.
Asset Quality
At September 30, 2021, our
non-accrual
loans totaled $34,000, which was a single
one-
to four-family loan.
At September 30, 2021 we had no loans that were delinquent 90 days or greater and still accruing interest.
At September 30, 2021, loans classified as substandard equaled $792,000. Loans classified as substandard consisted of $393,000 in one-
to four-family loans, $261,000 in multi-family loans, $95,000 in commercial real estate loans, and $43,000 in commercial business loans. No loans were classified as doubtful or loss at September 30, 2021.
At September 30, 2021, watch assets consisted of $1.1 million in one-
to four-family loans, $943,000 in commercial real estate loans, and $5.1 million in commercial business loans.

Troubled Debt Restructurings.
Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2021 and June 30, 2021, we had $1.1 million and $1.3 million, respectively, of troubled debt restructurings. At September 30, 2021 our troubled debt restructurings consisted of $1.1 million in one-
to four-family residential mortgage loans, and $43,000 in commercial business loans.
See
“COVID-19
Modifications” in Note 6 to our Consolidated Financial Statements for a discussion of certain modifications made that are not designated as TDRs.
Foreclosed Assets.
At September 30 2021, we had $191,000 in foreclosed assets compared to $259,000 as of June 30, 2021. Foreclosed assets at September 30, 2021 consisted of $191,000 in commercial non-occupied
property, while foreclosed assets at June 30, 2021, consisted of $68,000 in residential real estate properties, and $191,000 in commercial non-occupied
property.
Allowance for Loan Loss Activity
The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing
and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020
Balance, beginning of period	$6,599	$6,234
Loans charged off:
Real estate loans:
One- to four-family	—	(15)
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	(29)
Consumer	(10)	(13)

Gross charged off loans	(10)	(57)

Recoveries of loans previously charged off:
Real estate loans:
One- to four-family	1	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	5	9
Consumer	2	5

Gross recoveries of charged off loans	8	14

Net charge-offs	(2)	(43)

Provision charged to expense	(127)	315

Balance, end of period	$6,470	$6,506

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses decreased $129,000 to $6.5 million at September 30, 2021, from $6.6 million at June 30, 2021. The decrease was primarily the result of a decrease in our loan portfolio. This decrease in the allowance for loan losses was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the potential loss in the Company’s loan portfolio at September 30, 2021.
In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters
5-8
are given a 30% weight and quarters
9-12
are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. The Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of September 30 and June 30, 2021:

Portfolio segment	September 30, 2021 Net charge-offs – 12 quarter weighted historical	June 30, 2021 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.01%	0.01%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.03%	0.03%
Construction	0.00%	0.00%
Commercial business	0.26%	0.26%
Consumer	0.02%	0.04%
Entire portfolio total	0.06%	0.06%
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
The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at September 30, 2021	Qualitative factor applied at June 30, 2021
Real Estate:
One- to four-family	0.82%	0.82%
Multi-family	1.61%	1.60%
Commercial	1.19%	1.20%
HELOC	0.97%	0.98%
Construction	1.03%	1.02%
Commercial business*	1.85%	1.80%
Consumer	0.73%	0.71%
Entire portfolio total*	1.24%	1.26%

*
At September 30, 2021 and June 30, 2021, $14.3 million and $20.6 million, respectively, in PPP loans with no associated allowance, were excluded from the calculation of qualitative factors since they are guaranteed by the SBA.

At September 30, 2021, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.2 million, as compared to $6.3 million at June 30, 2021. The general decrease in qualitative factors was attributable primarily to a change in the loan portfolio mix.
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
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2021 and the year ended June 30, 2021, our liquidity ratio averaged 27.7% and 25.0% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2021.
We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2021, cash and cash equivalents totaled $28.9 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $2.3 million at September 30, 2021.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities was $186,000 and $1.2 million for the three months ended September 30, 2021 and 2020, respectively. Net cash used in investing activities consisted primarily of proceeds from the sales, maturities, pay downs of available-for-sale
securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash used in investing activities was $(4.0) million and $(9.4) million for the three months ended September 30, 2021 and 2020, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB advances and other borrowings. The net cash used in financing activities was $(30.0) million and $(9.5) million for the three months ended September 30, 2021 and 2020, respectively.
The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2021 and June 30, 2021.

	September 30, 2021	June 30, 2021

	(Dollars in thousands)
Commitments to fund loans	$12,691	$19,137
Lines of credit	106,744	103,972
At September 30, 2021, certificates of deposit due within one year of September 30, 2021 totaled $211.3 million, or 33.2% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2022. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, and CIBC Bank USA. Federal Home Loan Bank advances were $25.0 million, while the amount drawn on our CIBC Bank line of credit was $3.0 million at September 30, 2021. At September 30, 2021, we had the ability to borrow up to an additional $99.0 million from the Federal Home Loan Bank of Chicago, we had $4.5 million available on our CIBC Bank line of credit, and also had the ability to borrow $30.0 million from the Federal Reserve based on current collateral pledged.
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

As of September 30, 2021, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	September 30, 2021	June 30, 2021	Minimum to Be Well
	Actual	Actual	Capitalized
Community Bank Leverage Ratio	10.6%	10.5%	8.5%
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

	For the Three Months Ended September 30,
	2021			2020

	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

	(Dollars in thousands)
Assets
Loans	$519,567	5,283	4.07%	$519,692	5,353	4.12%
Securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	18,181	85	1.87%	11,079	69	2.49%
Mortgage-backed: GSE residential	168,786	819	1.94%	141,151	771	2.18%
State and political subdivisions	1,251	9	2.88%	1,449	11	3.04%

Total securities	188,218	913	1.94%	153,679	851	2.22%
Other	30,043	55	0.73%	24,904	61	0.98%

Total interest-earning assets	737,828	6,251	3.39%	698,275	6,265	3.59%
Non-interest earning assets	30,862			33,754

Total assets	$768,690			$732,029

	For the Three Months Ended September 30,
	2021			2020

	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$110,301	40	0.15%	$77,903	36	0.18%
Savings accounts	66,078	28	0.17%	51,883	27	0.21%
Money market accounts	146,954	128	0.35%	125,760	127	0.40%
Certificates of deposit	262,213	367	0.56%	289,005	1,045	1.45%

Total interest-bearing deposits	585,546	563	0.38%	544,551	1,235	0.91%
Borrowings and repurchase agreements	34,370	116	1.35%	45,231	142	1.26%

Total interest-bearing liabilities	619,916	679	0.44%	589,782	1,377	0.93%
Noninterest-bearing liabilities	51,844			48,282
Other Noninterest-bearing liabilities	10,000			10,293

Total liabilities	681,760			648,357
Stockholders’ equity	86,930			83,672

Total liabilities and stockholders’ equity	$768,690			$732,029

Net interest income		$5,572			$4,888

Interest rate spread (1)			2.95%			2.66%
Net interest margin (2)			3.02%			2.80%
Net interest-earning assets (3)	$117,912			$108,493

Average interest-earning assets to interest-bearing liabilities	119%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$(1)	$(69)	$(70)
Securities	591	(529)	62
Other	53	(59)	(6)

Total interest-earning assets	$643	$(657)	$(14)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$36	$(32)	$4
Savings accounts	25	(24)	1
Certificates of deposit	(89)	(589)	(678)
Money market accounts	73	(72)	1

Total interest-bearing deposits	45	(717)	(672)
Federal Home Loan Bank advances	(83)	57	(26)

Total interest-bearing liabilities	$(38)	$(660)	$(698)

Change in net interest income	$681	$3	$684

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of September 30, 2021, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form
10-K
for the fiscal year ended June 30, 2021, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2021, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form
10-K
are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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
S-T:
(i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2021, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 10, 2021	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: November 10, 2021	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)