Form 10-Q
period 2021-12-31
IF Bancorp, Inc.
filed 2022-02-10
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2021
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
_(815)
432-2476_
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
of the Exchange Act). YES   ☐    NO  ☒
The Registrant had 3,257,876 shares of common stock, par value $0.01 per share, issued and outstanding as of February 2, 2022.

IF Bancorp, Inc.
Form
10-Q

Part I. – Financial Information

Item 1.	Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	December 31, 2021	June 30, 2021
	(Unaudited)
Assets
Cash and due from banks	$32,639	$60,785
Interest-bearing demand deposits	948	1,950

Cash and cash equivalents	33,587	62,735

Interest-bearing time deposits in banks	2,250	2,250
Available-for-sale securities	213,069	189,891
Loans, net of allowance for loan losses of $6,395 and $6,599 at December 31, 2021 and June 30, 2021, respectively	491,776	513,371
Premises and equipment, net of accumulated depreciation of $9,032 and $8,695 at December 31, 2021 and June 30, 2021, respectively	9,538	9,793
Federal Home Loan Bank stock, at cost	4,198	4,198
Foreclosed assets held for sale	191	259
Accrued interest receivable	2,042	1,897
Bank-owned life insurance	11,690	9,339
Mortgage servicing rights	1,073	1,013
Deferred income taxes	2,432	1,697
Other	726	898

Total assets	$772,572	$797,341

Liabilities and Equity
Liabilities
Deposits
Demand	$50,735	$96,923
Savings, NOW and money market	336,103	308,741
Certificates of deposit	249,619	251,198
Brokered certificates of deposit	5,770	10,770

Total deposits	642,227	667,632

Repurchase agreements	6,935	6,245
Federal Home Loan Bank advances	25,000	25,000
Line of credit and other borrowings	3,000	3,000
Advances from borrowers for taxes and insurance	995	928
Accrued post-retirement benefit obligation	3,108	3,065
Accrued interest payable	170	199
Other	4,643	5,968

Total liabilities	686,078	712,037

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,257,876 and 3,240,376 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	32	32
Additional paid-in capital	50,136	49,619
Unearned ESOP shares, at cost, 182,828 and 192,450 shares at December 31, 2021 and June 30, 2021, respectively	(1,828)	(1,925)
Retained earnings	38,708	35,645
Accumulated other comprehensive income (loss), net of tax	(554)	1,933

Total stockholders’ equity	86,494	85,304

Total liabilities and stockholders’ equity	$772,572	$797,341

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Interest and Dividend Income
Interest and fees on loans	$5,102	$5,366	$10,385	$10,719
Securities:
Taxable	1,137	803	2,041	1,643
Tax-exempt	9	9	18	20
Federal Home Loan Bank dividends	29	38	58	72
Deposits with other financial institutions	29	22	55	49

Total interest and dividend income	6,306	6,238	12,557	12,503

Interest Expense
Deposits	511	1,073	1,074	2,308
Federal Home Loan Bank advances and repurchase agreements	97	—	194	—
Line of credit and other borrowings	19	115	38	257

Total interest expense	627	1,188	1,306	2,565

Net Interest Income	5,679	5,050	11,251	9,938
Provision (Credit) for Loan Losses	(76)	(49)	(203)	266

Net Interest Income After Provision for Loan Losses	5,755	5,099	11,454	9,672

Noninterest Income
Customer service fees	87	74	173	141
Other service charges and fees	86	103	168	218
Insurance commissions	192	169	379	329
Brokerage commissions	288	231	576	456
Net realized gains on sales of available-for-sale securities	—	—	—	204
Mortgage banking income, net	142	103	235	193
Gain on sale of loans	156	484	382	1,047
Bank-owned life insurance income, net	66	69	305	139
Other	423	230	767	487

Total noninterest income	1,440	1,463	2,985	3,214

Noninterest Expense
Compensation and benefits	3,186	2,978	6,209	5,855
Office occupancy	232	217	468	446
Equipment	482	422	998	845
Federal deposit insurance	50	46	96	90
Stationary, printing and office	16	20	44	53
Advertising	95	136	183	220
Professional services	124	152	229	252
Supervisory examinations	41	38	84	73
Audit and accounting services	17	18	93	91
Organizational dues and subscriptions	22	20	44	42
Insurance bond premiums	42	38	95	87
Telephone and postage	42	44	79	94
Loss (gain) on foreclosed assets, net	—	(19)	(13)	(10)
Other	513	418	943	871

Total noninterest expense	4,862	4,528	9,552	9,009

Income Before Income Tax	2,333	2,034	4,887	3,877
Provision for Income Tax	629	571	1,292	1,083

Net Income	$1,704	$1,463	$3,595	$2,794

Earnings Per Share:
Basic	$0.56	$0.48	$1.17	$0.92
Diluted	$0.54	$0.48	$1.15	$0.91
Dividends declared per common share	$0.00	$0.00	$0.175	$0.15
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2021	2020
Net Income	$1,704	$1,463
Other Comprehensive Income (Loss)
Unrealized depreciation on available-for-sale securities, net of taxes of $(645) and $(111), for 2021 and 2020, respectively	(1,620)	(278)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(4) and $2 for 2021 and 2020, respectively	(10)	6

Other comprehensive loss, net of tax	(1,630)	(272)

Comprehensive Income	$74	$1,191

	Six Months Ended December 31,
	2021	2020
Net Income	$3,595	$2,794
Other Comprehensive Income (Loss)
Unrealized depreciation on available-for-sale securities, net of taxes of $(985) and $(53), for 2021 and 2020, respectively	(2,472)	(131)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $58, for 2021 and 2020, respectively	—	146

	(2,472)	(277)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(6) and $3 for 2021 and 2020, respectively	(15)	7

Other comprehensive loss, net of tax	(2,487)	(270)

Comprehensive Income	$1,108	$2,524

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the three months ended December 31, 2021
Balance, October 1, 2021	$32	$49,837	$(1,876)	$36,968	$1,076	$86,037
Net income	—	—	—	1,704	—	1,704
Other comprehensive loss	—	—	—	—	(1,630)	(1,630)
Dividends paid on unearned ESOP	—	—	—	36	—	36
Stock options exercised	—	199	—	—	—	199
Stock equity plan	—	34	—	—	—	34
ESOP shares earned, 4,811 shares	—	66	48	—	—	114

Balance, December 31, 2021	$32	$50,136	$(1,828)	$38,708	$(554)	$86,494

For the three months ended December 31, 2020
Balance, October 1, 2020	$32	$49,326	$(2,069)	$32,053	$4,205	$83,547
Net income	—	—	—	1,463	—	1,463
Other comprehensive loss	—	—	—	—	(272)	(272)
Dividends paid on unearned ESOP	—	—	—	31	—	31
Stock equity plan	—	54	—	—	—	54
ESOP shares earned, 4,811 shares	—	47	48	—	—	95

Balance, December 31, 2020	$32	$49,427	$(2,021)	$33,547	$3,933	$84,918

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
For the six months ended December 31, 2021
Balance, July 1, 2021	$32	$49,619	$(1,925)	$35,645	$1,933	$85,304
Net income	—	—	—	3,595	—	3,595
Other comprehensive loss	—	—	—	—	(2,487)	(2,487)
Dividends on common stock, $0.175 per share	—	—	—	(532)	—	(532)
Stock options exercised	—	315	—	—	—	315
Stock equity plan	—	76	—	—	—	76
ESOP shares earned, 9,622 shares	—	126	97	—	—	223

Balance, December 31, 2021	$32	$50,136	$(1,828)	$38,708	$(554)	$86,494

For the six months ended December 31, 2020
Balance, July 1, 2020	$32	$49,239	$(2,117)	$31,207	$4,203	$82,564
Net income	—	—	—	2,794	—	2,794
Other comprehensive loss	—	—	—	—	(270)	(270)
Dividends on common stock, $0.15 per share	—	—	—	(454)	—	(454)
Stock equity plan	—	113	—	—	—	113
ESOP shares earned, 9,622 shares	—	75	96	—	—	171

Balance, December 31, 2020	$32	$49,427	$(2,021)	$33,547	$3,933	$84,918

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended December 31,
	2021	2020
Operating Activities
Net income	$3,595	$2,794
Items not requiring (providing) cash
Depreciation	337	338
Provision (credit) for loan losses	(203)	266
Amortization of premiums and discounts on securities	341	337
Deferred income taxes	256	60
Net realized gains on loan sales	(382)	(1,047)
Net realized losses (gains) on sales of available-for-sale securities	—	(204)
Gain on foreclosed assets held for sale	(13)	(10)
Bank-owned life insurance income, net	(305)	(139)
Originations of loans held for sale	(15,989)	(30,676)
Proceeds from sales of loans held for sale	16,943	32,234
ESOP compensation expense	223	171
Stock equity plan expense	76	113
Changes in
Accrued interest receivable	(145)	(280)
Other assets	172	(36)
Accrued interest payable	(29)	(203)
Post-retirement benefit obligation	22	38
Other liabilities	(1,325)	(1,244)

Net cash provided by operating activities	3,574	2,512

Investing Activities
Purchases of available-for-sale securities	(44,182)	(29,863)
Proceeds from sales of available-for-sale securities	—	7,830
Proceeds from maturities and pay-downs of available-for-sale securities	17,206	16,355
Net change in loans	21,166	1,960
Purchase of premises and equipment	(82)	(191)
Proceeds from sale of foreclosed assets	81	272
Purchase of Federal Home Loan Bank stock	—	(1,170)
Purchase of bank-owned life insurance	(2,500)	—
Proceeds from settlement of bank-owned life insurance death claim	454	—

Net cash used in investing activities	(7,857)	(4,807)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(18,826)	(9,885)
Net decrease in certificates of deposit, including brokered certificates	(6,579)	(4,450)
Net increase in advances from borrowers for taxes and insurance	67	949
Proceeds from Federal Home Loan Bank advances	—	72,000
Repayments of Federal Home Loan Bank advances	—	(82,500)
Net increase in repurchase agreements	690	833
Dividends paid	(532)	(454)
Proceeds from exercise of stock options	315	—

Net cash used in financing activities	(24,865)	(23,507)

Net Decrease in Cash and Cash Equivalents	(29,148)	(25,802)
Cash and Cash Equivalents, Beginning of Period	62,735	33,467

Cash and Cash Equivalents, End of Period	$33,587	$7,665

Supplemental Cash Flows Information
Interest paid	$1,335	$2,768
Income taxes paid	$1,074	$1,689
Foreclosed assets acquired in settlement of loans	$—	$253
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2021 and June 30, 2021, and the results of its operations for the three month and six month periods ended December 31, 2021 and 2020. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2021. The results of operations for the three month and six month periods ended December 31, 2021 are not necessarily indicative of the results that may be expected for the entire year.
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
we have established a team to review the requirements as published, monitor developments and new guidance, and review and collect data that will be required to calculate and report the allowance when ASU
2016-13
becomes effective. We have entered an agreement with a firm specializing in ALLL modeling and have begun transition modeling so we will be ready for the required adoption. As of December 31, 2021, model installation was not completed to a point a reliable parallel test could determine the final expected impact that the adoption of ASU
2016-13
will have on the consolidated financial statements.
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
A summary of ESOP shares at December 31, 2021 and June 30, 2021 are as follows (dollars in thousands):

	December 31, 2021	June 30, 2021
Allocated shares	163,497	145,389
Shares committed for release	9,622	19,245
Unearned shares	182,828	192,450

Total ESOP shares	355,947	357,084

Fair value of unearned ESOP shares (1)	$4,752	$4,388

(1)	Based on closing price of $25.99 and $22.80 per share on December 31, 2021, and June 30, 2021, respectively.
During the six months ended December 31, 2021, 1,137 ESOP shares were paid to ESOP participants due to separation from service. During the six months ended December 31, 2020, no ESOP shares were paid to ESOP participants due to separation from service.

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
On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years, starting in December 2014. The stock options vested in equal installments over 7 years, and are now fully vested. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of December 31, 2021, there were 91,550 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the six months ended December 31, 2021 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2021	153,143	$16.63
Granted	—	—
Exercised	19,000	16.63
Forfeited	—	—

Outstanding, December 31, 2021	134,143	$16.63	1.9	$1,256	(1)

Exercisable, December 31, 2021	134,143	$16.63	1.9	$1,256	(1)

(1)	Based on closing price of $25.99 per share on December 31, 2021.
Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the six months ended December 31, 2021.
No stock options vested during the six months ended December 31, 2021 while 22,286 stock options vested during the six months ended December 31, 2020. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the six months ended December 31, 2021 and 2020. Compensation cost related to non-vested
stock options was recognized over the seven year vesting period ending in December, 2020, leaving no unrecognized compensation cost at December 31, 2021.
The following table summarizes
non-vested
restricted stock activity for the six months ended December 31, 2021:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2021	30,188	$16.79
Granted	—	—
Forfeited	1,500	16.63
Earned and issued	9,562	16.79

Balance, December 31, 2021	19,126	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $80,000 and $23,000, respectively, for the six months ended December 31, 2021, and was $85,000 and $24,000, respectively, for the six months ended December 31, 2020. Unrecognized compensation expense for non-vested
restricted stock awards was $329,000 at December 31, 2021, and is expected to be recognized over 1.9 years with a corresponding credit to paid-in
capital.

Note 4: Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2021 and 2020. The factors used in the earnings per common share computation follow:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Net income (loss)	$1,704	$1,463	$3,595	$2,794

Basic weighted average shares outstanding	3,254,919	3,240,376	3,247,792	3,240,376
Less: Average unallocated ESOP shares	(185,233)	(204,478)	(187,639)	(206,884)

Basic average shares outstanding	3,069,686	3,035,898	3,060,153	3,033,492

Diluted effect of restricted stock awards and stock options	68,950	36,598	66,142	24,141

Diluted average shares outstanding	3,138,636	3,072,496	3,126,295	3,057,633

Basic earnings per common share	$0.56	$0.48	$1.17	$0.92

Diluted earnings per common share	$0.54	$0.48	$1.15	$0.91

Note 5: Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2021:
U.S. Treasury	$992	$—	$(4)	$988
U.S. Government and federal agency	9,490	356	(24)	9,822
Mortgage-backed:
GSE residential	189,554	2,369	(2,690)	189,233
Small Business Administration	12,078	47	(209)	11,916
State and political subdivisions	1,110	—	—	1,110

	$213,224	$2,772	$(2,927)	$213,069

June 30, 2021:
U.S. Treasury	$990	$6	$—	$996
U.S. Government and federal agency	7,522	517	—	8,039
Mortgage-backed:
GSE residential	167,711	4,011	(1,307)	170,415
Small Business Administration	9,115	105	(30)	9,190
State and political subdivisions	1,251	—	—	1,251

	$186,589	$4,639	$(1,337)	$189,891

With the exception of U.S. Government and federal agency securities, Mortgage-backed GSE residential securities and Small Business Administration securities with a book value of approximately $9,490,000, $189,554,000 and $12,078,000, respectively, and a market value of approximately $9,822,000, 189,233,000 and $11,916,000, respectively, at December 31, 2021, the Company held no securities at December 31, 2021 with a book value that exceeded 10% of total equity.
All mortgage-backed securities at December 31, 2021 and June 30, 2021 were issued by GSEs.

The amortized cost and fair value of
available-for-sale
securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	7,518	7,874
Five to ten years	7,103	7,051
After ten years	9,049	8,911

	23,670	23,836
Mortgage-backed securities	189,554	189,233

Totals	$213,224	$213,069

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $105,520,000 and $96,429,000 as of December 31, 2021 and June 30, 2021, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $6.9 million at December 31, 2021 and $6.2 million at June 30, 2021. At December 31, 2021, all $6.9 million of our repurchase agreements had an overnight maturity, and all were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Gross gains of $0 and $204,000 and gross losses of $0 and $0 resulting from sales of available-for-sale
securities were realized for the six months ended December 31, 2021, and 2020, respectively. Tax provision applicable to these net realized gains was $0 and $58,000, respectively.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2021 and June 30, 2021, was $127,611,000 and $85,118,000, respectively, which is approximately 60% and 45% of the Company’s available-for-sale
investment portfolio. These declines in fair value at December 31, 2021 and June 30, 2021, resulted from increases in market interest rates and are considered temporary.
The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and June 30, 2021:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021:
U.S. Treasury	$988	$(4)	$—	$—	$988	$(4)
U.S. Government and federal agency	1,948	(24)	—	—	1,948	(24)
Mortgage-backed:
GSE residential	93,986	(1,808)	21,635	(882)	115,621	(2,690)
Small Business Administration	9,054	(209)	—	—	9,054	(209)

Total temporarily impaired securities	$105,976	$(2,045)	$21,635	$(882)	$127,611	$(2,927)

June 30, 2021:
Mortgage-backed:
GSE residential	$75,002	(1,259)	4,160	(48)	79,162	(1,307)
Small Business Administration	5,956	(30)	—	—	5,956	(30)

Total temporarily impaired securities	$80,958	$(1,289)	$4,160	$(48)	$85,118	$(1,337)

The unrealized losses on the Company’s investment in U.S. Treasury, U.S. Government and federal agency, Mortgage-backed Government sponsored enterprises and Small Business Administration securities at December 31, 2021 and June 30, 2021, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021 and June 30, 2021.
Note 6: Loans and Allowance for Loan Losses
Classes of loans include:

	December 31, 2021	June 30, 2021
Real estate loans:
One- to four-family, including home equity loans	$125,406	$117,435
Multi-family	86,790	104,433
Commercial	164,879	155,884
Home equity lines of credit	6,168	6,688
Construction	26,474	25,345
Commercial	80,403	103,088
Consumer	7,991	7,653

Total loans	498,111	520,526
Less:
Unearned fees and discounts, net	(60)	556
Allowance for loan losses	6,395	6,599

Loans, net	$491,776	$513,371

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
Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of December 31, 2021, the Company had 43 PPP loans totaling $8.0 million.
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
Loan Concentration
The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $272,066,000 and $274,892,000 as of December 31, 2021 and June 30, 2021, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $1,635,000 and $3,578,000 at December 31, 2021 and June 30, 2021, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, but still primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $24,492,000 and $26,870,000 at December 31, 2021 and June 30, 2021, respectively, of which $7,555,000 and $9,718,000, at December 31, 2021 and June 30, 2021 were outside our primary market area.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and six month periods ended December 31, 2021 and 2020 and the year ended June 30, 2021:

	Three Months Ended December 31, 2021
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$974	$1,562	$1,916	$63
Provision charged to expense	108	(162)	46	(1)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,082	$1,400	$1,962	$62

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,082	$1,400	$1,962	$62

Loans:
Ending balance	$125,406	$86,790	$164,879	$6,168

Ending balance: individually evaluated for impairment	$1,083	$—	$—	$—

Ending balance: collectively evaluated for impairment	$124,323	$86,790	$164,879	$6,168

	Three Months Ended December 31, 2021 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$321	$1,571	$63	$6,470
Provision charged to expense	(22)	(57)	12	(76)
Losses charged off	—	—	(8)	(8)
Recoveries	—	7	2	9

Balance, end of period	$299	$1,521	$69	$6,395

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$299	$1,521	$69	$6,395

Loans:
Ending balance	$26,474	$80,403	$7,991	$498,111

Ending balance: individually evaluated for impairment	$—	$41	$12	$1,136

Ending balance: collectively evaluated for impairment	$26,474	$80,362	$7,979	$496,975

	Six Months Ended December 31, 2021
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$967	$1,674	$1,831	$67
Provision charged to expense	114	(274)	131	(5)
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,082	$1,400	$1,962	$62

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,082	$1,400	$1,962	$62

Loans:
Ending balance	$125,406	$86,790	$164,879	$6,168

Ending balance: individually evaluated for impairment	$1,083	$—	$—	$—

Ending balance: collectively evaluated for impairment	$124,323	$86,790	$164,879	$6,168

	Six Months Ended December 31, 2021 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$258	$1,740	$62	$6,599
Provision charged to expense	41	(231)	21	(203)
Losses charged off	—	—	(18)	(18)
Recoveries	—	12	4	17

Balance, end of period	$299	$1,521	$69	$6,395

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$299	$1,521	$69	$6,395

Loans:
Ending balance	$26,474	$80,403	$7,991	$498,111

Ending balance: individually evaluated for impairment	$—	$41	$12	$1,136

Ending balance: collectively evaluated for impairment	$26,474	$80,362	$7,979	$496,975

	Year Ended June 30, 2021 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$1,044	$1,514	$1,706	$87
Provision charged to expense	(64)	160	125	(20)
Losses charged off	(15)	—	—	—
Recoveries	2	—	—	—

Balance, end of year	$967	$1,674	$1,831	$67

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$967	$1,674	$1,831	$67

Loans:
Ending balance	$117,435	$104,433	$155,884	$6,688

Ending balance: individually evaluated for impairment	$1,252	$—	$—	$—

Ending balance: collectively evaluated for impairment	$116,183	$104,433	$155,884	$6,688

	Year Ended June 30, 2021 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$240	$1,583	$60	$6,234
Provision charged to expense	18	611	14	844
Losses charged off	—	(473)	(25)	(513)
Recoveries	—	19	13	34

Balance, end of year	$258	$1,740	$62	$6,599

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$258	$1,740	$62	$6,599

Loans:
Ending balance	$25,345	$103,088	$7,653	$520,526

Ending balance: individually evaluated for impairment	$—	$46	$—	$1,298

Ending balance: collectively evaluated for impairment	$25,345	$103,042	$7,653	$519,228

	Three Months Ended December 31, 2020
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,033	$1,741	$1,874	$82
Provision charged to expense	(24)	3	(92)	(3)
Losses charged off	—	—	—	—
Recoveries	2	—	—	—

Balance, end of period	$1,011	$1,744	$1,782	$79

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,011	$1,744	$1,782	$79

Loans:
Ending balance	$123,493	$105,836	$152,448	$7,858

Ending balance: individually evaluated for impairment	$1,335	$—	$—	$—

Ending balance: collectively evaluated for impairment	$122,158	$105,836	$152,448	$7,858

	Three Months Ended December 31, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$85	$1,624	$67	$6,506
Provision charged to expense	45	20	2	(49)
Losses charged off	—	(11)	(3)	(14)
Recoveries	—	3	1	6

Balance, end of period	$130	$1,636	$67	$6,449

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$130	$1,636	$67	$6,449

Loans:
Ending balance	$13,870	$101,528	$8,265	$513,298

Ending balance: individually evaluated for impairment	$—	$51	$3	$1,389

Ending balance: collectively evaluated for impairment	$13,870	$101,477	$8,262	$511,909

	Six Months Ended December 31, 2020
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,044	$1,514	$1,706	$87
Provision charged to expense	(20)	230	76	(8)
Losses charged off	(15)	—	—	—
Recoveries	2	—	—	—

Balance, end of period	$1,011	$1,744	$1,782	$79

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,011	$1,744	$1,782	$79

Loans:
Ending balance	$123,493	$105,836	$152,448	$7,858

Ending balance: individually evaluated for impairment	$1,335	$—	$—	$—

Ending balance: collectively evaluated for impairment	$122,158	$105,836	$152,448	$7,858

	Six Months Ended December 31, 2020 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$240	$1,583	$60	$6,234
Provision charged to expense	(110)	81	17	266
Losses charged off	—	(40)	(16)	(71)
Recoveries	—	12	6	20

Balance, end of period	$130	$1,636	$67	$6,449

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$130	$1,636	$67	$6,449

Loans:
Ending balance	$13,870	$101,528	$8,265	$513,298

Ending balance: individually evaluated for impairment	$—	$51	$3	$1,389

Ending balance: collectively evaluated for impairment	$13,870	$101,477	$8,262	$511,909

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
The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
December 31, 2021:
Pass	$123,708	$86,532	$161,901	$6,168	$26,474	$75,341	$7,963	$488,087
Watch	1,127	—	2,884	—	—	5,021	—	9,032
Substandard	571	258	94	—	—	41	28	992
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$125,406	$86,790	$164,879	$6,168	$26,474	$80,403	$7,991	$498,111

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2021:
Pass	$116,980	$104,170	$154,833	$6,688	$25,345	$97,078	$7,652	$512,746
Watch	—	—	954	—	—	5,964	1	6,919
Substandard	455	263	97	—	—	46	—	861
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$117,435	$104,433	$155,884	$6,688	$25,345	$103,088	$7,653	$520,526

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
The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
December 31, 2021:
Real estate loans:
One- to four-family	$3,111	$69	$216	$3,396	$122,010	$125,406	$181
Multi-family	—	—	—	—	86,790	86,790	—
Commercial	1	98	—	99	164,780	164,879	—
Home equity lines of credit	—	—	—	—	6,168	6,168	—
Construction	—	—	—	—	26,474	26,474	—
Commercial	50	100	—	150	80,253	80,403	—
Consumer	39	26	28	93	7,898	7,991	16

Total	$3,201	$293	$244	$3,738	$494,373	$498,111	$197

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2021:
Real estate loans:
One- to four-family	$320	$52	$152	$524	$116,911	$117,435	$118
Multi-family	—	—	—	—	104,433	104,433	—
Commercial	86	—	—	86	155,798	155,884	—
Home equity lines of credit	55	—	—	55	6,633	6,688	—
Construction	—	—	—	—	25,345	25,345	—
Commercial	9	—	—	9	103,079	103,088	—
Consumer	6	—	—	6	7,647	7,653	—

Total	$476	$52	$152	$680	$519,846	$520,526	$118

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
The following tables present impaired loans:

				Three Months Ended December 31, 2021			Six Months Ended December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2021:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$1,083	$1,083	$—	$1,085	$6	$4	$1,087	$10	$8
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	41	41	—	42	1	1	43	2	2
Consumer	12	12	—	14	—	—	14	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to-four family	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One- to-four family	1,083	1,083	—	1,085	6	4	1,087	10	8
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	41	41	—	42	1	1	43	2	2
Consumer	12	12	—	14	—	—	14	—	—

	$1,136	$1,136	$—	$1,141	$7	$5	$1,144	$12	$10

Year Ended June 30, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2021:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,252	$1,252	$—	$1,271	$67	$50
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	46	46	—	265	19	23
Consumer	—	—	—	—	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family
Multi-family	$1,252	$1,252	$—	$1,271	$67	$50
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	46	46	—	265	19	23
	—	—	—	—	—	—

	$1,298	$1,298	$—	$1,536	$86	$73

				Three Months Ended December 31, 2020			Six Months Ended December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
December 31, 2020:
Loans without a specific valuation allowance
Real estate loans:
One- to-four family	$1,335	$1,335	$—	$1,340	$15	$15	$1,347	$35	$32
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	51	51	—	53	—	—	55	—	—
Consumer	3	3	—	3	—	—	4	—	—
Loans with a specific valuation allowance
Real estate loans:
One- to-four family	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One- to-four family	1,335	1,335	—	1,340	15	15	1,347	35	32
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	51	51	—	53	—	—	55	—	—
Consumer	3	3	—	3	—	—	4	—	—

	$1,389	$1,389	$—	$1,396	$15	$15	$1,406	$35	$32

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing
impaired loans for which the ultimate collectability of principal is not uncertain.
The following table presents the Company’s nonaccrual loans at December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
Mortgages on real estate:
One- to four-family	$34	$34
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	—	—
Consumer	12	—

Total	$46	$34

At December 31, 2021 and June 30, 2021, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of December 31, 2021 and June 30, 2021. All were performing according to the terms of the restructuring as of December 31, 2021, and with the exception of a single one-
to four-family residential loan totaling $118,000, all were performing according to the terms of restructuring as of June 30, 2021. All loans listed as of both December 31, 2021 and June 30, 2021 were accruing.

	December 31, 2021	June 30, 2021
Real estate loans
One- to four-family	$1,049	$1,218
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—

Total real estate loans	1,049	1,218

Construction	—	—
Commercial	41	46
Consumer	—	—

Total	$1,090	$1,264

Modifications
During the six month period ended December 31, 2021, one previously modified TDR was modified a second time to amortize for full payment by original maturity.
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
COVID-19;
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. At December 31, 2021, we had outstanding a total of 118 loans with current balances of $67.3 million that received
COVID-19
modifications at some point. These modifications allowed borrowers to pay interest only for up to six months. As of December 31, 2021, 115 of these loans totaling $64.2 million have returned to principal and interest payments, leaving 3 loans for $3.1 million still under temporary modifications.
TDRs with Defaults
The Company had no TDRs in default and no restructured loans in foreclosure as of December 31, 2021. The Company had one TDR, a
one-
to four-family residential loan for $118,000 that was in default as of June 30, 2021, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2021. The Company defines a default as any loan that becomes 90 days or more past due.
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
We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of December 31, 2021, we did not have any foreclosed residential real estate properties as a result of obtaining physical possession. As of December 31, 2021, we had residential mortgage loans and home equity loans with a carrying value of $34,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.
Note 7: Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $4,200,000 of Federal Home Loan Bank stock as of both December 31, 2021 and June 30, 2021. The FHLB provides liquidity and funding through advances.

Note 8: Accumulated Other Comprehensive Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the three months ended December 31, 2021 and 2020:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
December 31, 2021:
Beginning balance	$2,361	$(428)	$1,933
Other comprehensive loss before reclassification	(2,472)	—	(2,472)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	—	(15)	(15)

Ending balance	$(111)	$(443)	$(554)

December 31, 2020:
Beginning balance	$4,865	$(662)	$4,203
Other comprehensive income before reclassification	(131)	—	(131)
Amounts reclassified from accumulated other comprehensive income	(146)	—	(146)
Net current period other comprehensive income	—	7	7

Ending balance	$4,588	$(655)	$3,933

Note 9: Changes in Accumulated Other Comprehensive Income (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six month periods ended December 31, 2021 and 2020, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$—	$—	$—	$204	Net realized gains (losses) on sale of available-for- sale securities
Amortization of defined benefit pension items: Actuarial losses	(14)	8	(21)	10	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	(14)	8	(21)	214
Tax expense (credit)	(4)	2	(6)	61	Provision for Income Tax

Total reclassification out of AOCI	$(10)	$6	$(15)	$153	Net Income

Note 10: Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Computed at the statutory rate	$490	$427	$1,026	$814
Decrease resulting from
Tax exempt interest	(2)	(2)	(4)	(4)
Cash surrender value of life insurance	(14)	(14)	(64)	(29)
State income taxes	177	153	355	288
Other	(22)	7	(21)	14

Actual expense	$629	$571	$1,292	$1,083

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
As of December 31, 2021, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.
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

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and June 30, 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021:
Available-for-sale securities:
U.S. Treasury	$988	$—	$988	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	9,822	—	9,822	—
Mortgage-backed: GSE residential	189,233	—	189,233	—
Small Business Administration	11,916	—	11,916	—
State and political subdivisions	1,110	—	1,110	—
Mortgage servicing rights	1,073	—	—	1,073

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021:
Available-for-sale securities:
U.S. Treasury	$996	$—	$996	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	8,039	—	8,039	—
Mortgage-backed: GSE residential	170,415	—	170,415	—
Small Business Administration	9,190	—	9,190	—
State and political subdivisions	1,251	—	1,251	—
Mortgage servicing rights	1,013	—	—	1,013
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of December 31, 2021 or June 30, 2021. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Treasury, U.S. Government and federal agency, mortgage-backed securities (GSE—residential), Small Business Administration and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of December 31, 2021 or June 30, 2021.
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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2021	$1,013
Total realized and unrealized gains and losses included in net income	44
Servicing rights that result from asset transfers	130
Payments received and loans refinanced	(114)

Balance, December 31, 2021	$1,073

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$44

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and June 30, 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021:
Foreclosed assets	$—	$—	$—	$—
June 30, 2021:
Foreclosed assets	$191	$—	$—	$191
The following table presents (losses)/recoveries recognized on assets measured on a non-recurring
basis for the three months and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Foreclosed assets	$—	$—	$—	$(30)
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

Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2021 and June 30, 2021.

	Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,073	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	9.0% - 14.7% (11.3%)
			Probability of default	0.0% - 0.14% (0.12%)

	Fair Value at June 30, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,013	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)
			Constant prepayment rate	9.8% - 14.4% (11.9%)
			Probability of default	0.00% - 0.14% (0.12%)
Foreclosed assets	191	Market comparable properties	Comparability adjustments (%)	11.6% (11.6%)
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and June 30, 2021.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021:
Financial assets
Cash and cash equivalents	$33,587	$33,587	$—	$—
Interest-bearing time deposits in banks	2,250	2,250	—	—
Loans, net of allowance for loan losses	491,776	—	—	492,731
Federal Home Loan Bank stock	4,198	—	4,198	—
Accrued interest receivable	2,042	—	2,042	—
Financial liabilities
Deposits	642,227	—	386,838	255,738
Repurchase agreements	6,935	—	6,935	—
Federal Home Loan Bank advances	25,000	—	25,430	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	995	—	995	—
Accrued interest payable	170	—	170	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021:
Financial assets
Cash and cash equivalents	$62,735	$62,735	$—	$—
Interest-bearing time deposits in banks	2,250	2,250	—	—
Loans, net of allowance for loan losses	513,371	—	—	515,515
Federal Home Loan Bank stock	4,198	—	4,198	—
Accrued interest receivable	1,897	—	1,897	—
Financial liabilities
Deposits	667,632	—	405,664	262,603
Repurchase agreements	6,245	—	6,245	—
Federal Home Loan Bank advances	25,000	—	25,673	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	928	—	928	—
Accrued interest payable	199	—	199	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
In accordance with the Company’s adoption of ASU
2016-01
as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2021, represent an approximation of exit price; however, an actual exit price may differ.

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
Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, any continuing or worsening effects of the
COVID-19
pandemic, new variants thereof, or other pandemics, and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. —Risk Factors”, in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2021, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.
Overview
On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock
conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation. As of December 31, 2021, the Company repurchased 1,674,479 shares of common stock under stock repurchase plans.
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
Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.96% and 2.73% for the six months ended December 31, 2021 and 2020, respectively. Net interest income increased to $11.3 million, or $22.5 million on an annualized basis, for the six months ended December 31, 2021 from $9.9 million, or $19.9 million on an annualized basis, for the six months ended December 31, 2020.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing
assets. Our
non-performing
loans totaled $243,000, or 0.1%, of total loans at December 31, 2021, and $152,000, or 0.1%, of total loans at June 30, 2021. Our non-performing
assets totaled $434,000, or 0.1% of total assets at December 31, 2021, and $411,000, or 0.1%, of total assets at June 30, 2021.
At December 31, 2021, the Association was categorized as “well capitalized” under regulatory capital requirements.
Our net income for the six months ended December 31, 2021 was $3.6 million, compared to a net income of $2.8 million for the six months ended December 31, 2020.
Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form
10-Q.
COVID-19
and the CARES Act
The
COVID-19
pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. The initial disruption resulted in the shuttering of businesses and schools across the country, significant job loss, restrictions on travel and social distancing protocols, highly volatile financial markets and aggressive measures by the federal government. While most businesses and schools are now open, temporary and intermittent closures and remote work are still common due to lack of workers and
COVID-19
outbreaks.
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
The ultimate impact of the
COVID-19
pandemic on the Company’s operations and financial performance will depend on future developments related to the duration, extent and severity of the pandemic and the length of time that mandated business and school closures, restrictions on travel and social distancing remain in place. The Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions. With the availability and distribution of
COVID-19
vaccines, we anticipate continued improvements in commercial and consumer activity and in the U.S. economy. However, if the current Omicron variant worsens, or if there is another resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations, liquidity and cash flows, the extent to which is uncertain.
Financial position and results of operations
Our December 31, 2021 financial condition and results of operations were not significantly impacted as a result of the
COVID-19
pandemic. While the general element of our allowance for loan losses increased early in the pandemic due to COVID-related changes in the economic forecast, our allowance for loan losses as of December 31, 2021 is only minimally impacted by additional reserves for loans that remain under temporary
COVID-19
modifications. Refer to our discussions in MD&A below for additional information on
COVID-19
modifications. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional credit loss expense. The execution of the payment deferrals discussed in the following commentary assisted our ratio of past due loans to total loans. It is possible that our asset quality could worsen at future measurement periods if the effects of
COVID-19
are prolonged.
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
Capital and liquidity
As of December 31, 2021, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by
COVID-19,
our reported and regulatory capital ratios could be adversely impacted by further credit losses.
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
Asset valuation
Currently, we do not expect
COVID-19
to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of December 31, 2021 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.

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
COVID-19;
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. At December 31, 2021, we have 118 loans with current balances of $67.3 million that have received
COVID-19
modifications. These modifications allowed borrowers to pay interest only for up to six months. As of December 31, 2021, 115 of these loans totaling $64.2 million have returned to principal and interest payments, leaving 3 loans for $3.1 million still under temporary modifications.
With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company has actively participated in assisting our customers with applications for resources through the program. Most PPP loans have a five-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. While we closed 666 SBA PPP loans representing $44.8 million in funding,

after SBA forgiveness, we have 43 loans totaling $8.0 million remaining in our portfolio at December 31, 2021.    It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.
In response to the
COVID-19
pandemic, Management identified food and accommodations as industries that were most likely to be adversely impacted in the near-term by economic disruption caused by the pandemic. As of December 31, 2021, our food and accommodation loans were $4.5 million, or 0.9% of total loans. These loans are mostly real estate loans on restaurants and bars. As of December 31, 2021, none of these loans were 30 or more days past due and none have
COVID-19
modifications.
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
There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form
10-K
for fiscal year ended June 30, 2021.
Comparison of Financial Condition at December 31, 2021 and June 30, 2021
Total assets decreased $24.8 million, or 3.1%, to $772.6 million at December 31, 2021 from $797.3 million at June 30, 2021. The decrease was primarily due to a $29.1 million decrease in cash and cash equivalents and a $21.6 million decrease in net loans receivable, partially offset by a $23.2 million increase in investment securities. The decrease in assets was due to the expected withdrawal of deposits by one public entity, as discussed below.
Net loans receivable, including loans held for sale, decreased by $21.6 million, or 4.2%, to $491.8 million at December 31, 2021 from $513.4 million at June 30, 2021. The decrease in net loans receivable during this period was due primarily to a $22.7 million, or 22.0%, decrease in commercial business loans, a $17.6 million, or 16.9%, decrease in multi-family loans, and a $520,000, or 7.8%, decrease in home equity lines of credit, partially offset by a $8.0 million, or 6.8%, increase in one-
to four-family loans, a $9.0 million, or 5.8%, increase in commercial real estate loans, a $1.1 million, or 4.5%, increase in construction loans and a $338,000, or 4.4%, increase in consumer loans. The $22.7 million decrease in commercial business loans included a $12.6 million decrease in PPP loans.
Investment securities, consisting entirely of securities available for sale, increased $23.2 million, or 12.2%, to $213.1 million at December 31, 2021 from $189.9 million at June 30, 2021. We had no securities classified as held to maturity at December 31, 2021 or June 30, 2021.
Between June 30, 2021 and December 31, 2021, accrued interest receivable increased $145,000 to $2.0 million, and deferred income taxes increased $735,000 to $2.4 million, while premises and equipment decreased $255,000 to $9.5 million, other assets decreased $172,000 to $726,000, and foreclosed assets held for sale decreased $68,000 to $191,000. Federal Home Loan Bank (FHLB) stock was $4.2 million at both December 30, 2021 and June 30, 2021. The increase in accrued interest receivable was primarily the result of an increase in the average balance of securities, and the increase in deferred income taxes was mostly due to a decrease in unrealized gains on the sale of available-for-sale
securities. The decrease in premises and equipment was the result of ordinary depreciation, the decrease in other assets was due to a fluctuation in items in process, and the decrease in foreclosed assets held for sale was due to the sale of property.

At December 31, 2021, our investment in bank-owned life insurance was $11.7 million, an increase of $2.4 million from $9.3 million at June 30, 2021. This increase was primarily a result of our purchase of $2.5 million in bank-owned life insurance to help offset our employee benefit costs. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.
Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which resulted in a limit of $22.2 million at December 31, 2021.
Deposits decreased $25.4 million, or 3.8%, to $642.2 million at December 31, 2021 from $667.6 million at June 30, 2021. Certificates of deposit, excluding brokered certificates of deposit, decreased $1.6 million, or 0.6%, to $249.6 million, while brokered certificates of deposit decreased $5.0 million, or 46.4%, to $5.8 million. Noninterest bearing demand accounts decreased $46.2 million, or 47.7%, to $50.7 million, while savings, NOW, and money market accounts increased $27.4 million, or 8.9%, to $336.1 million. The large decrease in noninterest bearing demand accounts was due primarily to approximately $55.6 million in deposits from a public entity that collects real estate taxes that was on deposit at June 30, 2021 and withdrawn in the six months ended December 31, 2021, when tax monies were distributed. Repurchase agreements increased $690,000, or 11.0%, to $6.9 million at December 31, 2021, from $6.2 million at June 30, 2021. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago and a line of credit from CIBC Bank USA. The FHLB advances were $25.0 million at both December 31, 2021 and June 30, 2021, while the line of credit balance was $3.0 million at both December 31, 2021 and June 30, 2021.
Advances from borrowers for taxes and insurance increased $67,000, or 7.2%, to $995,000 at December 31, 2021, from $928,000 at June 30, 2021, while accrued interest payable decreased $29,000, or 14.6%, to $170,000 at December 31, 2021, from $199,000 at June 30, 2021, and other liabilities decreased $1.3 million, or 22.2%, to $4.6 million at December 31, 2021 from $6.0 million at June 30, 2021. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the decrease in accrued interest payable resulted from a decrease in the average cost of interest-bearing liabilities, partially offset by an increase in the average balance of deposits. The decrease in other liabilities was a result of accrued compensation and benefits that were paid out in the six months ended December 31, 2021.
Total equity increased $1.2 million, or 1.4%, to $86.5 million at December 31, 2021 from $85.3 million at June 30, 2021. Equity increased due to net income of $3.6 million, and ESOP and stock equity plan activity of $614,000, partially offset by a decrease of $2.5 million in accumulated other comprehensive income, net of tax, and the payment of approximately $532,000 in dividends to our shareholders.
Comparison of Operating Results for the Six Months Ended December 31, 2021 and 2020
General.
Net income increased $801,000 to $3.6 million for the six months ended December 31, 2021 from $2.8 million for the six months ended December 31, 2020. The increase in net income was due to an increase in net interest income and a decrease in provision for loan losses, partially offset by a decrease in noninterest income and an increase in noninterest expense.
Net Interest Income.
Net interest income increased $1.3 million, or 13.2%, to $11.3 million for the six months ended December 31, 2021 from $9.9 million for the six months ended December 31, 2020. This was a result of a decrease of $1.3 million in interest expense and an increase of $54,000 in interest and dividend income. Our interest rate spread increased by 23 basis points to 2.96% for the six months ended December 31, 2021 compared to 2.73% for the six months ended December 31, 2020, and our net interest margin increased by 17 basis points to 3.03% for the six months ended December 31, 2021 compared to 2.86% for the six months ended December 31, 2020. A $47.5 million, or 6.8%, increase in the average balance of interest earning assets was partially offset by a $33.7 million, or 5.7%, increase in average balance of interest bearing liabilities.
Interest and Dividend Income.
Interest and dividend income increased $54,000, or 0.4%, to $12.6 million for the six months ended December 31, 2021 from $12.5 million for the six months ended December 31, 2020. The increase in interest and dividend income was due to a $396,000 increase in interest on securities, partially offset by a $334,000 decrease in interest income on loans, and an $8,000 decrease in other interest income. The increase in interest income on securities was due to a $42.0 million, or 27.2%, increase in the average balance of securities to $196.5 million for the six months ended December 31, 2021, from $154.5 million for the six months ended December 31, 2020, partially offset by a 5 basis point decrease in the average yield on securities to 2.10% for the six months ended December 31, 2021 from 2.15% for the six months ended December 31, 2020. The decrease in interest income on loans resulted from a 7 basis point, or 1.7%, decrease in the average yield on loans to 4.07% for the six months ended December 31, 2021 from 4.14% for the six months ended December 31, 2020, and by a $7.7 million, or 1.5%, decrease in the average balance of loans to $509.9 million for the six months ended December 31, 2021, from $517.6 million for the six months ended December 31, 2020. The decrease in other interest income was a result of a 43 basis point decrease in the average yield in other interest earning assets, including Federal Home Loan Bank dividends and deposits with other financial institutions, to 0.63% from 1.06%, partially offset by a $13.2 million increase in the average balance of other interest earning assets.
Interest Expense.
Interest expense decreased $1.3 million, or 49.1%, to $1.3 million for the six months ended December 31, 2021, from $2.6 million for the six months ended December 31, 2020. The decrease was primarily due to a decrease of $1.2 million in interest on deposits and a $25,000 decrease in interest on borrowings and repurchase agreements.
Interest expense on interest-bearing deposits decreased by $1.2 million, or 53.5%, to $1.1 million for the six months ended December 31, 2021 from $2.3 million for the six months ended December 31, 2020. This decrease was due to a 48 basis point decrease in the average cost of interest bearing deposits to 0.36% for the six months ended December 31, 2021 from 0.84% for the six months ended December 31, 2020, partially offset by an increase of $37.4 million in the average balance of interest-bearing deposits to $589.7 million for the six months ended December 31, 2021 from $552.3 million for the six months ended December 31, 2020.
Interest expense on borrowings, including FHLB advances and a line of credit from CIBC Bank USA, and repurchase agreements, decreased $25,000, or 9.7%, to $232,000 for the six months ended December 31, 2021 from $257,000 for the six months ended December 31, 2020. This decrease was due to a decrease in the average balance of borrowings and repurchase agreements to $34.7 million for the six months ended December 31, 2021 from $38.4 million for the six months ended December 31, 2020, while the average cost of borrowings was 1.34% for both the six months ended December 31, 2021 and for the six months ended December 31, 2020.
Provision for Loan Losses.
We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a credit for loan losses of $(203,000) for the six months ended December 31, 2021, compared to a provision for loan losses of $266,000 for the six months ended December 31, 2020. The allowance for loan losses was $6.4 million, or 1.28% of total loans, or 1.30% of total loans excluding PPP loans, at December 31, 2021, compared to $6.4 million, or 1.26% of total loans, or 1.30% of total loans excluding PPP loans, at December 31, 2020, and $6.6 million, or 1.27% of total loans, or 1.32% of total loans excluding PPP loans, at June 30, 2021. During the six months ended December 31, 2021, net charge-offs of $1,000 were recorded, while during the six months ended December 31, 2020, net charge-offs of $51,000 were recorded.
The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	At or for the Six Months Ended December 31, 2021	At or for the Year Ended June 30, 2021
Allowance to non-performing loans at the end of the period	2631.69%	4341.45%
Allowance to total loans outstanding at the end of the period	1.28%	1.27%
Allowance to total loans outstanding, excluding PPP loans, at end of period	1.30%	1.32%
Net charge-offs to average total loans outstanding during the period, annualized	0.01%	0.09%
Total non-performing loans to total loans at the end of the period	0.05%	0.03%
Total non-performing assets to total assets at the end of the period	0.06%	0.05%

Noninterest Income.
Noninterest income decreased $229,000, or 7.1%, to $3.0 million for the six months ended December 31, 2021 from $3.2 million for the six months ended December 31, 2020. The decrease was primarily due to a decrease in gain on sale of loans, a decrease in net realized gain on sale of available-for-sale
securities, and a decrease in other service charges and fees, partially offset by an increase in other income, an increase in bank-owned life insurance and an increase in brokerage commissions. For the six months ended December 31, 2021, gain on sale of loans decreased $665,000 to $382,000, net realized gain on sale of available-for-sale
securities decreased $204,000 to $0, and other service charges and fees decreased $50,000 to $168,000, while other income increased $280,000 to $767,000, bank-owned life insurance income increased $166,000 to $305,000, and brokerage commissions increased $120,000 to $576,000 from the six months ended December 31, 2020. The decrease in gain on sale of loans was a result of a decrease in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the six months ended December 31, 2021, and the decrease in gain on sale of available-for-sale
securities was the result of no security sales in the six months ended December 31, 2021. The decrease in other service charges and fees was due to a decrease in the number of fees charged in the six months ended December 31, 2021. The increase in other income was mostly due to an increase in debit card and ATM income. The increase in bank-owned life insurance income was due to the receipt of death benefit proceeds in the six months ended December 31, 2021, and the increase in brokerage commissions was the result of an increase in the amount of renewal commissions and management fees.
Noninterest Expense.
Noninterest expense increased $543,000, or 6.0%, to $9.6 million for the six months ended December 31, 2021 from $9.0 million for the six months ended December 31, 2020. The largest components of this increase were compensation and benefits, which increased $354,000, or 6.0%, and equipment expense, which increased $153,000, or 18.1%. These increases were partially offset by decreases in advertising, which decreased $37,000, or 16.8%, and professional services, which decreased $23,000, or 9.1%. Compensation and benefits increased due to normal salary increases, annual incentive plan increases, and increased medical costs, while equipment expense increased as a result of an increase in the cost of core processing. Advertising decreased due to a decrease in television and digital advertising in the six months ended December 31, 2021, while professional services decreased as a result of additional services received during the six months ended December 31, 2020.
Income Tax Expense
.
We recorded a provision for income tax of $1.3 million for the six months ended December 31, 2021, compared to a provision for income tax of $1.1 million for the six months ended December 31, 2020, reflecting effective tax rates of 26.4% and 27.9%, respectively.
Comparison of Operating Results for the Three Months Ended December 31, 2021 and 2020
General.
Net income increased $241,000 to $1.7 million net income for the three months ended December 31, 2021 from $1.5 million net income for the three months ended December 31, 2020. The increase in net income was primarily due to an increase in net interest income and an increase in credit for loan losses, partially offset by a decrease in noninterest income and an increase in noninterest expense.
Net Interest Income.
Net interest income increased $629,000 to $5.7 million for the three months ended December 31, 2021 from $5.1 million for the three months ended December 31, 2020. The increase was a result of a $561,000 decrease in interest expense and a $68,000 increase in interest and dividend income. Our interest rate spread increased 17 basis points to 2.98% for the three months ended December 31, 2021 compared to 2.81% for the three months ended December 31, 2020, and our net interest margin increased by 12 basis points to 3.04% for the three months ended December 31, 2021 compared to 2.92% for the three months ended December 31, 2020. A $55.5 million, or 8.0%, increase in the average balance of interest earning assets was partially offset by a $37.2 million, or 6.3% increase in average balance of interest bearing liabilities.

Interest and Dividend Income.
Interest and dividend income increased $68,000, or 1.1%, to $6.3 million for the three months ended December 31, 2021 from $6.2 million for the three months ended December 31, 2020. The increase in interest and dividend income was primarily due to a $334,000 increase in interest income on securities, partially offset by a $264,000 decrease in interest income on loans. The increase in interest income on securities resulted from a 15 basis point, or 7.0%, increase in the average yield on securities to 2.24% from 2.09%, and a $49.5 million, or 31.9%, increase in the average balance of securities to $204.7 million from $155.2 million. The decrease in interest on loans resulted from a 8 basis point, or 2.0%, decrease in the average yield on loans to 4.08% from 4.16%, and a $15.2 million, or 3.0%, decrease in the average balance of loans to $500.2 million from $515.4 million.
Interest Expense.
Interest expense decreased $561,000, or 47.2%, to $627,000 for the three months ended December 31, 2021 from $1.2 million for the three months ended December 31, 2020. This decrease was due to a 40 basis point, or 50.4%, decrease in the average cost of interest-bearing liabilities to 0.40% from 0.80%, partially offset by a $37.2 million, or 6.3%, increase in the average balance of interest-bearing liabilities to $628.9 million from $591.7 million.
Interest expense on interest-bearing deposits decreased by $562,000, or 52.4%, to $511,000 for the three months ended December 31, 2021 from $1.1 million for the three months ended December 31, 2020. This decrease was due to a decrease in the average cost of interest-bearing deposits to 0.34% for the three months ended December 31, 2021 from 0.77% for the three months ended December 31, 2020, partially offset by a $33.8 million, or 6.0%, increase in the average balance of interest-bearing deposits to $594.0 million for the three months ended December 31, 2021 from $560.1 million for the three months ended December 31, 2020.
Interest expense on borrowings increased $1,000, or 0.9%, to $116,000 for the three months ended December 31, 2021, from $115,000 for the three months ended December 31, 2020. This increase was due to an increase in the average balance of borrowings to $35.0 million for the three months ended December 31, 2021, from $31.6 million for the three months ended December 31, 2020, mostly offset by a 13 basis point decrease in the average cost of such borrowings to 1.33% for the three months ended December 31, 2021 from 1.46% for the three months ended December 31, 2020.
Provision for Loan Losses.
We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a credit for loan losses of $(76,000) for the three months ended December 31, 2021, compared to a credit for loan losses of $(49,000) for the three months ended December 31, 2020. During the three months ended December 31, 2021, net recoveries of $1,000 were recorded, while during the three months ended December 31, 2020, net charge-offs of $8,000 were recorded.
Noninterest Income.
Noninterest income decreased $23,000, or 1.6%, to $1.4 million for the three months ended December 31, 2021 from $1.5 million for the three months ended December 31, 2020. The decrease was primarily due to a decrease in net gain on sale of loans and a decrease in other service charges and fees, partially offset by an increase in brokerage commissions, an increase in mortgage banking income, net, and an increase in other income. For the three months ended December 31, 2021, the net gain on the sale of loans decreased $328,000 to $156,000, and other service charges and fees decreased $17,000 to $86,000, while brokerage commissions increased $57,000 to $288,000, mortgage banking income, net, increased $39,000 to $142,000, and other income increased $193,000 to $423,000 from the three months ended December 31, 2020. The decrease in net gain on sale of loans was a result of a decrease in loans sold, while the decrease in other service charges and fees was due to a decrease in the number of fees charged in the three months ended December 31, 2021. The increase in brokerage commissions was due to higher renewal commissions earned in the three months ended December 31, 2021, and the increase in mortgage banking income, net was the result of an increase in the loans originated and sold through the FHLBC Mortgage Partnership Finance program and an increase in the value of our mortgage servicing rights in the three months ended December 31, 2021. The increase in other income was mostly due to an increase in debit card and ATM income.
Noninterest Expense.
Noninterest expense increased $334,000, or 7.4%, to $4.9 million for the three months ended December 31, 2021 from $4.5 million for the three months ended December 31, 2020. The largest components of this increase were compensation and benefits, which increased $208,000, or 7.0%, and equipment expense, which increased $60,000, or 14.2%. These increases were partially offset by decreases in advertising, which decreased $41,000, or 30.2%, and professional services, which decreased $28,000, or 18.4%. Compensation and benefits increased due to normal salary increases, annual incentive plan increases and increased medical costs, while equipment expense increased as a result of an increase in the cost of core processing. Advertising decreased due to a decrease in television and digital advertising in the three months ended December 31, 2021, while professional services decreased as a result of additional services received during the three months ended December 31, 2020.
Income Tax Expense
.
We recorded a provision for income tax of $629,000 for the three months ended December 31, 2021, compared to a provision for income tax of $571,000 for the three months ended December 31, 2020, reflecting effective tax rates of 27.0% and 28.1%, respectively.
Asset Quality
At December 31, 2021, our
non-accrual
loans totaled $46,000, including $34,000 in
one-
to four-family loans and $12,000 in consumer loans. At December 31, 2021, we had three one-
to four-family loans totaling $181,000 and one consumer loan for $16,000, which were delinquent 90 days or greater and still accruing interest.
At December 31, 2021, loans classified as substandard equaled $992,000. Loans classified as substandard consisted of $571,000 in one-
to four-family loans, $258,000 in multi-family loans, $94,000 in commercial real estate loans, $41,000 in commercial business loans and $28,000 in consumer loans. At December 31, 2021, no loans were classified as doubtful or loss.
At December 31, 2021, watch rated assets consisted of $1.1 million in one-to
four-family loans, $2.9 million in commercial real estate loans and $5.0 million in commercial business loans.
Troubled Debt Restructuring.
Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At December 31, 2021 and June 30, 2021, we had $1.1 million and $1.3 million, respectively, of troubled debt restructurings. At December 31, 2021 our troubled debt restructurings consisted of $1.0 million in one-
to four-family loans and $41,000 in commercial business loans.
Foreclosed Assets.
At December 31 2021, we had $191,000 in foreclosed assets compared to $259,000 as of June 30, 2021. Foreclosed assets at December 31, 2021 consisted of $191,000 in commercial non-occupied
property, while foreclosed assets at June 30, 2021 consisted of $68,000 in residential real estate properties and $191,000 in commercial non-occupied
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
periods ended December 31, 2021 and 2020:

	Six months ended December 31,
	2021	2020
Balance, beginning of period	$6,599	$6,234
Loans charged off
Real estate loans
One- to four-family	—	(15)
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	(40)
Consumer	(18)	(16)

Gross charged off loans	(18)	(71)

Recoveries of loans previously charged off
Real estate loans
One- to four-family	1	2
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	12	12
Consumer	4	6

Gross recoveries of charged off loans	17	20

Net charge offs	(1)	(51)

Provision charged to expense	(203)	266

Balance, end of period	$6,395	$6,449

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses decreased $204,000 to $6.4 million at December 31, 2021, from $6.6 million at June 30, 2021. This decrease was primarily the result of a decrease in our loan portfolio. This decrease was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the potential loss in the Company’s loan portfolio at December 31, 2021.
In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge offs are given a higher weight of 50%, while quarters
5-8
are given a 30% weight and quarters
9-12
are given only a 20% weight. The average net charge offs in each period are calculated as net charge offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. The Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge offs as of December 31 and June 30, 2021:

Portfolio segment	December 31, 2021 Net charge-offs – 12 quarter weighted historical	June 30, 2021 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.01%	0.01%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.03%	0.03%
Construction	0.00%	0.00%
Commercial business	0.25%	0.26%
Consumer	0.03%	0.04%

Entire portfolio total	0.05%	0.06%
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
The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at December 31, 2021	Qualitative factor applied at June 30, 2021
Real Estate:
One- to four-family	0.86%	0.82%
Multi-family	1.61%	1.60%
Commercial	1.21%	1.20%
HELOC	0.97%	0.98%
Construction	1.13%	1.02%
Commercial business*	1.85%	1.80%
Consumer	0.72%	0.71%

Entire portfolio total*	1.25%	1.26%

*
At December 31, 2021 and June 30, 2021, $8.0 million and $14.3 million, respectively, in PPP loans with no associated allowance, were excluded from the calculation of qualitative factors since they are guaranteed by the SBA.

At December 31, 2021, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.1 million, as compared to $6.3 million at June 30, 2021. The general decrease in qualitative factors was attributable primarily to a change in the loan portfolio mix.
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

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. For the three months ended December 31, 2021 and the year ended June 30, 2021, our liquidity ratio averaged 31.2% and 25.0% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2021.
We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2021, cash and cash equivalents totaled $33.6 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $2.3 million at December 31, 2021.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $3.6 million and $2.5 million for the six months ended December 31, 2021 and 2020 respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay-downs
on mortgage-backed securities. Net cash used in investing activities was $(7.9) million and $(4.8) million for the six months ended December 31, 2021 and 2020, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash used in financing activities was $(24.9) million and $(23.5) million for the six months ended December 31, 2021 and 2020, respectively.
The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2021 and June 30, 2021.

	December 31, 2021	June 30, 2021
	(Dollars in thousands)
Commitments to fund loans	$24,874	$19,137
Lines of credit	113,726	103,972
At December 31, 2021, certificates of deposit due within one year of December 31, 2021 totaled $215.3 million, or 33.5% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits, our line of credit or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2022. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, and CIBC Bank USA. Federal Home Loan Bank advances were $25.0 million, while the amount drawn on our CIBC line of credit was $3.0 million at December 31, 2021. At December 31, 2021 we had the ability to borrow up to an additional $96.1 million from the Federal Home Loan Bank of Chicago, we had $4.5 million available on our CIBC Bank line of credit, and also had the ability to borrow $26.2 million from the Federal Reserve based on current collateral pledged.
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
As of December 31, 2021, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	December 31, 2021 Actual	June 30, 2021 Actual	Minimum to Be Well Capitalized
Community Bank Leverage Ratio	10.7%	10.5%	8.5%

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

	For the Three Months Ended December 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$500,182	$5,102	4.08%	$515,408	$5,366	4.16%
Securities:
U.S. government, federal agency and government-sponsored enterprises	21,518	99	1.84%	11,006	68	2.47%
U.S. government-sponsored enterprise MBS	181,975	1,038	2.28%	142,847	735	2.06%
State and political subdivisions	1,204	9	2.99%	1,383	9	2.60%

Total securities	204,697	1,146	2.24%	155,236	812	2.09%
Other interest-earning assets	41,900	58	0.55%	20,627	60	1.16%

Total interest-earning assets	746,779	6,306	3.38%	691,271	6,238	3.61%
Non-interest earning assets	27,016			34,233

Total assets	$773,795			$725,504

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$105,034	34	0.13%	$90,470	39	0.17%
Savings accounts	68,868	25	0.15%	54,275	28	0.21%
Money market accounts	161,460	126	0.31%	130,852	125	0.38%
Certificates of deposit	258,592	326	0.50%	284,516	881	1.24%

Total interest-bearing deposits	593,954	511	0.34%	560,113	1,073	0.77%
Borrowings and repurchase agreements	34,986	116	1.33%	31,612	115	1.46%

Total interest-bearing liabilities	628,940	627	0.40%	591,725	1,188	0.80%
Noninterest-bearing liabilities	49,713			38,406
Other Noninterest-bearing liabilities	9,117			11,115

Total liabilities	687,770			641,246
Stockholders’ equity	86,025			84,258

Total liabilities and stockholders’ equity	$773,795			$725,504

Net interest income		$5,679			$5,050

Interest rate spread (1)			2.98%			2.81%
Net interest margin (2)			3.04%			2.92%
Net interest-earning assets (3)	$117,839			$99,546

Average interest-earning assets to interest-bearing liabilities	119%			117%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$509,875	$10,385	4.07%	$517,550	$10,719	4.14%
Securities:
U.S. government, federal agency and government-sponsored enterprises	19,850	184	1.85%	11,042	137	2.48%
U.S. government-sponsored enterprise MBS	175,381	1,857	2.12%	141,999	1,506	2.12%
State and political subdivisions	1,228	18	2.93%	1,416	20	2.82%

Total securities	196,459	2,059	2.10%	154,457	1,663	2.15%
Other interest-earning assets	35,971	113	0.63%	22,766	121	1.06%

Total interest-earning assets	742,305	12,557	3.38%	694,773	12,503	3.60%
Non-interest earning assets	28,943			33,992

Total assets	$771,248			$728,765

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$107,667	74	0.14%	$84,187	75	0.18%
Savings accounts	67,473	54	0.16%	53,079	55	0.21%
Money market accounts	154,207	253	0.33%	128,306	252	0.39%
Certificates of deposit	260,402	693	0.53%	286,761	1,926	1.34%

Total interest-bearing deposits	589,749	1,074	0.36%	552,333	2,308	0.84%
Borrowings and repurchase agreements	34,678	232	1.34%	38,422	257	1.34%

Total interest-bearing liabilities	624,427	1,306	0.42%	590,755	2,565	0.87%
Noninterest-bearing liabilities	50,779			43,344
Other Noninterest-bearing liabilities	9,564			10,701

Total liabilities	684,770			644,800
Stockholders’ equity	86,478			83,965

Total liabilities and stockholders’ equity	$771,248			$728,765

Net interest income		$11,251			$9,938

Interest rate spread (1)			2.96%			2.73%
Net interest margin (2)			3.03%			2.86%
Net interest-earning assets (3)	$117,878			$104,018

Average interest-earning assets to interest-bearing liabilities	119%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended December 31, 2021 vs. 2020			Six Months Ended December 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(160)	$(104)	$(264)	$(156)	$(178)	$(334)
Securities	273	61	334	507	(111)	396
Other	166	(168)	(2)	111	(119)	(8)

Total interest-earning assets	$279	$(211)	$68	$462	$(408)	$54

Interest-bearing liabilities:
Interest-bearing checking or NOW	$27	$(32)	$(5)	$37	$(38)	$(1)
Savings accounts	31	(34)	(3)	28	(29)	(1)
Certificates of deposit	(73)	(482)	(555)	(163)	(1,070)	(1,233)
Money market accounts	103	(102)	1	88	(87)	1

Total interest-bearing deposits	88	(650)	(562)	(10)	(1,224)	(1,234)
Federal Home Loan Bank advances and repurchase agreements	45	(44)	1	(25)	—	(25)

Total interest-bearing liabilities	$133	$(694)	$(561)	$(35)	$(1,224)	$(1,259)

Change in net interest income	$146	$483	$629	$497	$816	$1,313

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of December 31, 2021, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form
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
promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended December 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(i) the Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021 (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2021 and 2020, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 10, 2022	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: February 10, 2022	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer