Form 10-Q
period 2022-03-31
IF Bancorp, Inc.
filed 2022-05-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 3,257,626 shares of common stock, par value $0.01 per share, issued and outstanding as of May 4, 2022.

IF Bancorp, Inc.
Form
10-Q

Part I. – Financial Information

Item 1.	Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	March 31, 2022	June 30, 2021
Assets	(Unaudited)
Cash and due from banks	$25,009	$60,785
Interest-bearing demand deposits	2,653	1,950

Cash and cash equivalents	27,662	62,735

Interest-bearing time deposits in banks	2,250	2,250
Available-for-sale securities	218,639	189,891
Loans, net of allowance for loan losses of $6,611 and $6,599 at March 31, 2022 and June 30, 2021, respectively	499,830	513,371
Premises and equipment, net of accumulated depreciation of $9,200 and $8,695 at March 31, 2022 and June 30, 2021, respectively	9,570	9,793
Federal Home Loan Bank stock, at cost	4,198	4,198
Foreclosed assets held for sale	120	259
Accrued interest receivable	2,006	1,897
Bank-owned life insurance	14,278	9,339
Mortgage servicing rights	1,389	1,013
Deferred income taxes	5,904	1,697
Other	570	898

Total assets	$786,416	$797,341

Liabilities and Equity
Liabilities
Deposits
Demand	$49,219	$96,923
Savings, NOW and money market	358,447	308,741
Certificates of deposit	253,595	251,198
Brokered certificates of deposit	5,770	10,770

Total deposits	667,031	667,632

Repurchase agreements	7,263	6,245
Federal Home Loan Bank advances	20,000	25,000
Line of credit and other borrowings	3,000	3,000
Advances from borrowers for taxes and insurance	1,298	928
Accrued post-retirement benefit obligation	3,130	3,065
Accrued interest payable	168	199
Other	6,117	5,968

Total liabilities	708,007	712,037

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,257,626 and 3,240,376 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	32	32
Additional paid-in capital	50,245	49,619
Unearned ESOP shares, at cost, 178,016 and 192,450 shares at March 31, 2022 and June 30, 2021, respectively	(1,780)	(1,925)
Retained earnings	39,292	35,645
Accumulated other comprehensive income (loss), net of tax	(9,380)	1,933

Total stockholders’ equity	78,409	85,304

Total liabilities and stockholders’ equity	$786,416	$797,341

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans	$4,907	$5,169	$15,292	$15,888
Securities:
Taxable	1,033	697	3,074	2,340
Tax-exempt	9	9	27	29
Federal Home Loan Bank dividends	31	29	89	101
Deposits with other financial institutions	23	22	78	71

Total interest and dividend income	6,003	5,926	18,560	18,429

Interest Expense
Deposits	498	789	1,572	3,097
Federal Home Loan Bank advances and repurchase agreements	94	94	288	313
Line of credit and other borrowings	19	19	57	57

Total interest expense	611	902	1,917	3,467

Net Interest Income	5,392	5,024	16,643	14,962
Provision (Credit) for Loan Losses	242	(101)	39	165

Net Interest Income After Provision for Loan Losses	5,150	5,125	16,604	14,797

Noninterest Income
Customer service fees	82	64	255	205
Other service charges and fees	63	97	231	315
Insurance commissions	180	186	559	515
Brokerage commissions	289	261	865	717
Net realized gains on sales of available-for-sale securities	—	116	—	320
Mortgage banking income, net	400	255	635	448
Gain on sale of loans	32	239	414	1,286
Bank-owned life insurance income, net	88	207	393	346
Other	320	222	1,087	709

Total noninterest income	1,454	1,647	4,439	4,861

Noninterest Expense
Compensation and benefits	3,393	3,041	9,602	8,896
Office occupancy	261	242	729	688
Equipment	486	397	1,484	1,242
Federal deposit insurance	50	44	146	134
Stationary, printing and office	16	7	60	60
Advertising	98	124	281	344
Professional services	69	116	298	368
Supervisory examinations	38	36	122	109
Audit and accounting services	17	17	110	108
Organizational dues and subscriptions	4	5	48	47
Insurance bond premiums	46	50	141	137
Telephone and postage	40	49	119	143
Loss on foreclosed assets, net	19	28	6	18
Other	511	456	1,454	1,327

Total noninterest expense	5,048	4,612	14,600	13,621

Income Before Income Tax	1,556	2,160	6,443	6,037
Provision for Income Tax	402	600	1,694	1,683

Net Income	$1,154	$1,560	$4,749	$4,354

Earnings Per Share:
Basic	$0.37	$0.51	$1.55	$1.43
Diluted	$0.37	$0.50	$1.52	$1.42
Dividends declared per common share	$0.175	$0.15	$0.35	$0.30
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net Income	$1,154	$1,560
Other Comprehensive Loss
Unrealized depreciation on available-for-sale securities, net of taxes of $(3,515) and $(1,025), for 2022 and 2021, respectively	(8,816)	(2,569)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $33, for 2022 and 2021, respectively	—	83

	(8,816)	(2,652)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(4) and $3 for 2022 and 2021, respectively	(10)	7

Other comprehensive loss, net of tax	(8,826)	(2,645)

Comprehensive Loss	$(7,672)	$(1,085)

	Nine Months Ended March 31,
	2022	2021
Net Income	$4,749	$4,354
Other Comprehensive Loss
Unrealized depreciation on available-for-sale securities, net of taxes of $(4,500) and $(1,078), for 2022 and 2021, respectively	(11,288)	(2,700)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $91, for 2022 and 2021, respectively	—	229

	(11,288)	(2,929)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(10) and $6 for 2022 and 2021, respectively	(25)	14

Other comprehensive loss, net of tax	(11,313)	(2,915)

Comprehensive Income (Loss)	$(6,564)	$1,439

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the three months ended March 31, 2022
Balance, January 1, 2022	$32	$50,136	$(1,828)	$38,708	$(554)	$86,494
Net income	—	—	—	1,154	—	1,154
Other comprehensive loss	—	—	—	—	(8,826)	(8,826)
Dividends on common stock, $0.175 per share	—	—	—	(570)	—	(570)
Stock equity plan	—	40	—	—	—	40
ESOP shares earned, 4,811 shares	—	69	48	—	—	117

Balance, March 31, 2022	$32	$50,245	$(1,780)	$39,292	$(9,380)	$78,409

For the three months ended March 31, 2021
Balance, January 1, 2021	$32	$49,427	$(2,021)	$33,547	$3,933	$84,918
Net income	—	—	—	1,560	—	1,560
Other comprehensive loss	—	—	—	—	(2,645)	(2,645)
Dividends on common stock, $0.15 per share	—	—	—	(486)	—	(486)
Stock equity plan	—	36	—	—	—	36
ESOP shares earned, 4,811 shares	—	53	48	—	—	101

Balance, March 31, 2021	$32	$49,516	$(1,973)	$34,621	$1,288	$83,484

See accompanying notes to the unaudited condensed consolidated financial statements.

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the nine months ended March 31, 2022
Balance, July 1, 2021	$32	$49,619	$(1,925)	$35,645	$1,933	$85,304
Net income	—	—	—	4,749	—	4,749
Other comprehensive loss	—	—	—	—	(11,313)	(11,313)
Dividends on common stock, $0.35 per share	—	—	—	(1,102)	—	(1,102)
Stock options exercised	—	315	—	—	—	315
Stock equity plan	—	116	—	—	—	116
ESOP shares earned, 14,434 shares	—	195	145	—	—	340

Balance, March 31, 2022	$32	$50,245	$(1,780)	$39,292	$(9,380)	$78,409

For the nine months ended March 31, 2021
Balance, July 1, 2020	$32	$49,239	$(2,117)	$31,207	$4,203	$82,564
Net income	—	—	—	4,354	—	4,354
Other comprehensive loss	—	—	—	—	(2,915)	(2,915)
Dividends on common stock, $0.30 per share	—	—	—	(940)	—	(940)
Stock equity plan	—	149	—	—	—	149
ESOP shares earned, 14,434 shares	—	128	144	—	—	272

Balance, March 31, 2021	$32	$49,516	$(1,973)	$34,621	$1,288	$83,484

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended March 31,
	2022	2021
Operating Activities
Net income	$4,749	$4,354
Items not requiring (providing) cash
Depreciation	505	508
Provision for loan losses	39	165
Amortization of premiums and discounts on securities	460	621
Deferred income taxes	304	(47)
Net realized gains on loan sales	(414)	(1,286)
Net realized gains on sales of available-for-sale securities	—	(320)
Loss on foreclosed assets held for sale	6	18
Bank-owned life insurance income, net	(393)	(346)
ESOP compensation expense	340	272
Stock equity plan expense	116	149
Changes in
Originations of loans held for sale	(21,680)	(44,211)
Proceeds from sales of loans held for sale	21,875	45,754
Accrued interest receivable	(109)	(126)
Other assets	328	(423)
Accrued interest payable	(31)	(316)
Post-retirement benefit obligation	29	63
Other liabilities	(421)	(131)

Net cash provided by operating activities	5,703	4,698

Investing Activities
Net change in interest bearing time deposits	—	500
Purchases of available-for-sale securities	(68,002)	(57,719)
Proceeds from the sales of available-for-sale securities	—	12,891
Proceeds from maturities and pay-downs of available-for-sale securities	23,006	27,063
Net change in loans	13,225	4,473
Purchase of premises and equipment	(282)	(251)
Proceeds from sale of foreclosed assets	253	414
Purchase of Federal Home Loan Bank stock	—	(1,170)
Purchase of bank-owned life insurance	(5,000)	—
Proceeds from settlement of bank-owned life insurance death claim	454	417

Net cash used in investing activities	(36,346)	(13,382)

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	2,002	28,595
Net decrease in certificates of deposit, including brokered certificates	(2,603)	(13,061)
Net increase in advances from borrowers for taxes and insurance	370	930
Proceeds from Federal Home Loan Bank advances	—	72,000
Repayments of Federal Home Loan Bank advances	(5,000)	(82,500)
Net increase in repurchase agreements	1,018	2,963
Dividends paid	(532)	(454)
Proceeds from exercise of stock options	315	—

Net cash provided by (used in) financing activities	(4,430)	8,473

Net Decrease in Cash and Cash Equivalents	(35,073)	(211)
Cash and Cash Equivalents, Beginning of Period	62,735	33,467

Cash and Cash Equivalents, End of Period	$27,662	$33,256

Supplemental Cash Flows Information
Interest paid	$1,948	$3,783
Income taxes paid, net of refunds	$1,603	$2,137
Foreclosed assets acquired in settlement of loans	$120	$253
Dividends payable	$570	$486
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2022 and June 30, 2021, and the results of its operations for the three month and nine month periods ended March 31, 2022 and 2021. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2021. The results of operations for the three month and nine month periods ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire year.
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
we have engaged a firm specializing in ALLL modeling and have begun transition modeling so we will be ready for the required adoption. We have also engaged an independent firm to validate the CECL model we have been testing as we continue to move forward to CECL adoption at or before the required adoption date. As of March 31, 2022, model installation was not completed to a point a reliable parallel test could determine the final expected impact that the adoption of ASU
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
A summary of ESOP shares at March 31, 2022 and June 30, 2021 are as follows (dollars in thousands):

	March 31, 2022	June 30, 2021
Allocated shares	160,772	145,389
Shares committed for release	14,434	19,245
Unearned shares	178,016	192,450

Total ESOP shares	353,222	357,084

Fair value of unearned ESOP shares (1)	$4,210	$4,388

(1)	Based on closing price of $23.65 and $22.80 per share on March 31, 2022, and June 30, 2021, respectively.
During the nine months ended March 31, 2022, 3,862 ESOP shares were paid to ESOP participants due to separation from service. During the nine months ended March 31, 2021, 878 ESOP shares were paid to ESOP participants due to separation from service.
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
On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 10 years and the stock options vested in equal installments over 7 years, and became fully vested in December, 2020. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. The restricted stock vests in equal installments over 8 years, starting in December 2016. As of March 31, 2022, there were 91,800 shares of restricted stock and 314,125 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the nine months ended March 31, 2022 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2021	153,143	$16.63
Granted	—	—
Exercised	19,000	16.63
Forfeited	—	—

Outstanding, March 31, 2022	134,143	$16.63	1.7	$942	(1)

Exercisable, March 31, 2022	134,143	$16.63	1.7	$942	(1)

(1)	Based on closing price of $23.65 per share on March 31, 2022.
Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the nine months ended March 31, 2022.
No stock options vested during the nine months ended March 31, 2022, while 22,286 stock options vested during the nine months ended March 31, 2021. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the nine months ended March 31, 2022 and 2021. Compensation cost related to non-vested
stock options was recognized over the seven year vesting period ending in December, 2020, leaving no unrecognized compensation cost at March 31, 2022.
The following table summarizes
non-vested
restricted stock activity for the nine months ended March 31, 2022:

	Shares	Weighted-Average Grant-Date Fair Value
Balance, June 30, 2021	30,188	$16.79
Granted	—	—
Forfeited	1,750	16.63
Earned and issued	9,562	16.79

Balance, March 31, 2022	18,876	$16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $119,000 and $34,000, respectively, for the nine months ended March 31, 2022, and was $127,000 and $36,000, respectively, for the nine months ended March 31, 2021. Unrecognized compensation expense for non-vested
restricted stock awards was $290,000 at March 31, 2022, and is expected to be recognized over 1.7 years with a corresponding credit to paid-in
capital.

Note 4:	Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three month and nine month periods ended March 31, 2022 and 2021. The factors used in the earnings per common share computation are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
Net income	$1,154	$1,560	$4,749	$4,354

Basic weighted average shares outstanding	3,257,782	3,240,376	3,251,073	3,240,376
Less: Average unallocated ESOP shares	(180,422)	(199,667)	(185,233)	(204,478)

Basic average shares outstanding	3,077,360	3,040,709	3,065,840	3,035,898

Diluted effect of restricted stock awards and stock options	72,919	49,989	68,497	33,508

Diluted average shares outstanding	3,150,279	3,090,698	3,134,337	3,069,406

Basic earnings per common share	$0.37	$0.51	$1.55	$1.43

Diluted earnings per common share	$0.37	$0.50	$1.52	$1.42

Note 5:	Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses on securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2022:
U.S. Treasury	$8,804	$1	$(117)	$8,688
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	9,489	48	(142)	9,395
Mortgage-backed:
GSE residential	196,180	296	(11,725)	184,751
Small Business Administration	15,542	—	(847)	14,695
State and political subdivisions	1,110	—	—	1,110

	$231,125	$345	$(12,831)	$218,639

June 30, 2021:
U.S. Treasury	$990	$6	$—	$996
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	7,522	517	—	8,039
Mortgage-backed:
GSE residential	167,711	4,011	(1,307)	170,415
Small Business Administration	9,115	105	(30)	9,190
State and political subdivisions	1,251	—	—	1,251

	$186,589	$4,639	$(1,337)	$189,891

With the exception of U.S. Treasury securities, U.S. Government and federal agency securities, mortgage-backed GSE residential securities and Small Business Administration securities with a book value of approximately $8,804,000, $9,489,000, $196,180,000 and $15,542,000, and a market value of approximately $8,688,000, $9,395,000, $184,751,000 and $14,695,000 at March 31, 2022, the Company held no securities at March 31, 2022 with a book value that exceeded 10% of total equity.

All mortgage-backed securities at March 31, 2022 and June 30, 2021 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$998	$998
One to five years	15,105	15,053
Five to ten years	8,113	7,764
After ten years	10,729	10,073

	34,945	33,888
Mortgage-backed securities	196,180	184,751

Totals	$231,125	$218,639

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $116,110,000 and $96,429,000 as of March 31, 2022 and June 30, 2021, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $7.3 million at March 31, 2022 and $6.2 million at June 30, 2021. At March 31, 2022, all $7.3 million of our repurchase agreements had an overnight maturity and all of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Gross gains of $0 and $327,000 and gross losses of $0 and $7,000, resulting from sales of available-for-sale
securities were realized for the nine month period ended March 31, 2022, and 2021, respectively. The tax provision applicable to these net realized gains amounted to approximately $0 and $91,000 respectively.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2022 and June 30, 2021 was $179,350,000 and $85,118,000, respectively, which is approximately 82% and 45% of the Company’s available-for-sale
investment portfolio. These declines in fair value at March 31, 2022 and June 30, 2021, resulted from increases in market interest rates and are considered temporary.

The following table shows the gross unrealized losses of the Company’s securities and the fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and June 30, 2021:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022:
U.S. Treasury	$7,694	$(117)	$—	$—	$7,694	$(117)
U.S. Government and federal agency	3,324	(142)	—	—	3,324	(142)
Mortgage-backed:
GSE residential	113,324	(7,587)	40,313	(4,138)	153,637	(11,725)
Small Business Administration	12,529	(623)	2,166	(224)	14,695	(847)

Total temporarily impaired securities	$136,871	$(8,469)	$42,479	$(4,362)	$179,350	$(12,831)

June 30, 2021:
Mortgage-backed:
GSE residential	$75,002	(1,259)	4,160	(48)	79,162	(1,307)
State and political subdivisions	5,956	(30)	—	—	5,956	(30)

Total temporarily impaired securities	$80,958	$(1,289)	$4,160	$(48)	$85,118	$(1,337)

The unrealized losses on the Company’s investment in U.S. Treasury, U.S. Government and federal agency, Mortgage-backed Government sponsored enterprises and Small Business Administration securities at March 31, 2022 and June 30, 2021, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022 and June 30, 2021.

Note 6:	Loans and Allowance for Loan Losses
Classes of loans include:

	March 31, 2022	June 30, 2021
Real estate loans:
One- to four-family, including home equity loans	$124,590	$117,435
Multi-family	88,566	104,433
Commercial	165,132	155,884
Home equity lines of credit	6,600	6,688
Construction	31,127	25,345
Commercial	81,399	103,088
Consumer	8,298	7,653

Total loans	505,712	520,526
Less:
Unearned fees and discounts, net	(729)	556
Allowance for loan losses	6,611	6,599

Loans, net	$499,830	$513,371

The Company had loans held for sale included in one- to four-family real estate loans totaling $475,000 and $632,000 as of March 31, 2022 and June 30, 2021, respectively.
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
Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of March 31, 2022, the Company had 18 PPP loans totaling $1.2 million.
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
Loan Concentration
The loan portfolio includes a concentration of loans secured by commercial and multi-family real estate properties amounting to $278,958,000 and $274,892,000 as of March 31, 2022 and June 30, 2021, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $1,585,000 and $3,578,000 at March 31, 2022 and June 30, 2021, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $26,851,000 and $26,870,000 at March 31, 2022 and June 30, 2021, respectively, of which $10,014,000 and $9,718,000, at March 31, 2022 and June 30, 2021 were outside our primary market area.

Allowance for Loan Losses
The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the three month and nine month periods ended March 31, 2022 and 2021 and the year ended June 30, 2021:

	Three Months Ended March 31, 2022 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,082	$1,400	$1,962	$62
Provision charged to expense	(13)	27	4	4
Losses charged off	(26)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,043	$1,427	$1,966	$66

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,043	$1,427	$1,966	$66

Loans:
Ending balance	$124,590	$88,566	$165,132	$6,600

Ending balance: individually evaluated for impairment	$1,076	$—	$—	$—

Ending balance: collectively evaluated for impairment	$123,514	$88,566	$165,132	$6,600

	Three Months Ended March 31, 2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$299	$1,521	$69	$6,395
Provision charged to expense	60	154	6	242
Losses charged off	—	—	(6)	(32)
Recoveries	—	4	2	6

Balance, end of period	$359	$1,679	$71	$6,611

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$359	$1,679	$71	$6,611

Loans:
Ending balance	$31,127	$81,399	$8,298	$505,712

Ending balance: individually evaluated for impairment	$—	$38	$—	$1,114

Ending balance: collectively evaluated for impairment	$31,127	$81,361	$8,298	$504,598

	Nine Months Ended March 31, 2022 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$967	$1,674	$1,831	$67
Provision charged to expense	101	(247)	135	(1)
Losses charged off	(26)	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,043	$1,427	$1,966	$66

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,043	$1,427	$1,966	$66

Loans:
Ending balance	$124,590	$88,566	$165,132	$6,600

Ending balance: individually evaluated for impairment	$1,076	$—	$—	$—

Ending balance: collectively evaluated for impairment	$123,514	$88,566	$165,132	$6,600

	Nine Months Ended March 31, 2022 (Continued)
	Construction	Commercial	Consumer	Total

Allowance for loan losses:
Balance, beginning of period	$258	$1,740	$62	$6,599
Provision charged to expense	101	(77)	27	39
Losses charged off	—	—	(24)	(50)
Recoveries	—	16	6	23

Balance, end of period	$359	$1,679	$71	$6,611

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$359	$1,679	$71	$6,611

Loans:

Ending balance	$31,127	$81,399	$8,298	$505,712

Ending balance: individually evaluated for impairment	$—	$38	$—	$1,114

Ending balance: collectively evaluated for impairment	$31,127	$81,361	$8,298	$504,598

	Year Ended June 30, 2021 Real Estate Loans
	One- to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of year	$1,044	$1,514	$1,706	$87
Provision charged to expense	(64)	160	125	(20)
Losses charged off	(15)	—	—	—
Recoveries	2	—	—	—

Balance, end of year	$967	$1,674	$1,831	$67

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$967	$1,674	$1,831	$67

Loans:
Ending balance	$117,435	$104,433	$155,884	$6,688

Ending balance: individually evaluated for impairment	$1,252	$—	$—	$—

Ending balance: collectively evaluated for impairment	$116,183	$104,433	$155,884	$6,688

	Year Ended June 30, 2021 (Continued)
	Construction	Commercial	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$240	$1,583	$60	$6,234
Provision charged to expense	18	611	14	844
Losses charged off	—	(473)	(25)	(513)
Recoveries	—	19	13	34

Balance, end of year	$258	$1,740	$62	$6,599

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$258	$1,740	$62	$6,599

Loans:
Ending balance	$25,345	$103,088	$7,653	$520,526

Ending balance: individually evaluated for impairment	$—	$46	$—	$1,298

Ending balance: collectively evaluated for impairment	$25,345	$103,042	$7,653	$519,228

	Three Months Ended March 31, 2021 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,011	$1,744	$1,782	$79
Provision charged to expense	(56)	(3)	(24)	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$955	$1,741	$1,758	$79

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$955	$1,741	$1,758	$79

Loans:

Ending balance	$116,363	$105,895	$149,639	$7,814

Ending balance: individually evaluated for impairment	$1,328	$—	$—	$—

Ending balance: collectively evaluated for impairment	$115,035	$105,895	$149,639	$7,814

	Three Months Ended March 31, 2021 (Continued)
	Construction	Commercial	Consumer	Total

Allowance for loan losses:
Balance, beginning of period	$130	$1,636	$67	$6,449
Provision charged to expense	69	(80)	(7)	(101)
Losses charged off	—	—	(7)	(7)
Recoveries	—	4	6	10

Balance, end of period	$199	$1,560	$59	$6,351

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$199	$1,560	$59	$6,351

Loans:

Ending balance	$20,783	$103,326	$7,498	$511,318

Ending balance: individually evaluated for impairment	$—	$65	$—	$1,393

Ending balance: collectively evaluated for impairment	$20,783	$103,261	$7,498	$509,925

	Nine Months Ended March 31, 2021 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for loan losses:
Balance, beginning of period	$1,044	$1,514	$1,706	$87
Provision charged to expense	(76)	227	52	(8)
Losses charged off	(15)	—	—	—
Recoveries	2	—	—	—

Balance, end of period	$955	$1,741	$1,758	$79

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$955	$1,741	$1,758	$79

Loans:

Ending balance	$116,363	$105,895	$149,639	$7,814

Ending balance: individually evaluated for impairment	$1,328	$—	$—	$—

Ending balance: collectively evaluated for impairment	$115,035	$105,895	$149,639	$7,814

	Nine Months Ended March 31, 2021 (Continued)
	Construction	Commercial	Consumer	Total

Allowance for loan losses:
Balance, beginning of period	$240	$1,583	$60	$6,234
Provision charged to expense	(41)	1	10	165
Losses charged off	—	(40)	(23)	(78)
Recoveries	—	16	12	30

Balance, end of period	$199	$1,560	$59	$6,351

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$199	$1,560	$59	$6,351

Loans:

Ending balance	$20,783	$103,326	$7,498	$511,318

Ending balance: individually evaluated for impairment	$—	$65	$—	$1,393

Ending balance: collectively evaluated for impairment	$20,783	$103,261	$7,498	$509,925

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
The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity:

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

March 31, 2022:
Pass	$123,049	$88,310	$162,168	$6,600	$31,127	$75,993	$8,284	$495,531
Watch	1,123	—	919	—	—	871	—	2,913
Substandard	418	256	2,045	—	—	4,535	14	7,268
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$124,590	$88,566	$165,132	$6,600	$31,127	$81,399	$8,298	$505,712

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total

June 30, 2021:
Pass	$116,980	$104,170	$154,833	$6,688	$25,345	$97,078	$7,652	$512,746
Watch	—	—	954	—	—	5,964	1	6,919
Substandard	455	263	97	—	—	46	—	861
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$117,435	$104,433	$155,884	$6,688	$25,345	$103,088	$7,653	$520,526

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
The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

March 31, 2022:
Real estate loans:
One- to four-family	$1,301	$—	$34	$1,335	$123,255	$124,590	$—
Multi-family	—	—	—	—	88,566	88,566	—
Commercial	213	—	—	213	164,919	165,132	—
Home equity lines of credit	—	9	—	9	6,591	6,600	—
Construction	—	—	—	—	31,127	31,127	—
Commercial	34	—	—	34	81,365	81,399	—
Consumer	23	11	—	34	8,264	8,298	—

Total	$1,571	$20	$34	$1,625	$504,087	$505,712	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing

June 30, 2021:
Real estate loans:
One- to four-family	$320	$52	$152	$524	$116,911	$117,435	$118
Multi-family	—	—	—	—	104,433	104,433	—
Commercial	86	—	—	86	155,798	155,884	—
Home equity lines of credit	55	—	—	55	6,633	6,688	—
Construction	—	—	—	—	25,345	25,345	—
Commercial	9	—	—	9	103,079	103,088	—
Consumer	6	—	—	6	7,647	7,653	—

Total	$476	$52	$152	$680	$519,846	$520,526	$118

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
The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $1.1 million in TDRs that were classified as impaired.
The following tables present impaired loans:

				Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
March 31, 2022:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,076	$1,076	$—	$1,079	$6	$6	$1,083	$15	$14
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	38	38	—	40	1	1	42	3	3
Consumer	—	—	—	—	—	—	—	—	—

Loans with a specific valuation allowance
Real estate loans:
One- to four-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:

Real estate loans:
One- to four-family	1,076	1,076	—	1,079	6	6	1,083	15	14
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	38	38	—	40	1	1	42	3	3
Consumer	—	—	—	—	—	—	—	—	—

	$1,114	$1,114	$—	$1,119	$7	$7	$1,125	$18	$17

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2021:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,252	$1,252	$—	$1,271	$67	$50
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	46	46	—	265	19	23
Consumer	—	—	—	—	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	$1,252	$1,252	$—	$1,271	$67	$50
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	46	46	—	265	19	23
Consumer	—	—	—	—	—	—

	$1,298	$1,298	$—	$1,536	$86	$73

				Three Months Ended March 31, 2021			Nine Months Ended March 31, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis

March 31, 2021:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,328	$1,328	$—	$1,331	$14	$9	$1,343	$49	$42
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	65	65	—	67	1	1	73	2	2
Consumer	—	—	—	—	—	—	—	—	—

Loans with a specific valuation allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	1,328	1,328	—	1,331	14	9	1,343	49	42
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial	65	65	—	67	1	1	73	2	2
Consumer	—	—	—	—	—	—	—	—	—

	$1,393	$1,393	$—	$1,398	$15	$10	$1,416	$51	$44

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing
impaired loans for which the ultimate collectability of principal is not uncertain.
The following table presents the Company’s nonaccrual loans at March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
Mortgages on real estate:
One- to four-family	$34	$34
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction loans	—	—
Commercial business loans	—	—
Consumer loans	—	—

Total	$34	$34

At March 31, 2022 and June 30, 2021, the Company had a number of loans that were modified in TDRs and that were impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of March 31, 2022 and June 30, 2021. All were performing according to the terms of the restructuring as of March 31, 2022, and with the exception of a single one-
to four-family residential loan for $118,000, all were performing according to the terms of restructuring as of June 30, 2021. All loans listed as of both March 31, 2022 and June 30, 2021 were accruing.

	March 31, 2022	June 30, 2021
Real estate loans
One- to four-family	$1,042	$1,218
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—

Total real estate loans	1,042	1,218

Construction	—	—
Commercial	38	46
Consumer loans	—	—

Total	$1,080	$1,264

Modifications
During the nine month period ended March 31, 2022, one previously modified TDR was modified a second time to amortize for full payment by original maturity.
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
COVID-19;
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. At March 31, 2022, we had outstanding a total of 106 loans with current balances of $53.3 million that received
COVID-19
modifications at some point. These modifications allowed borrowers to pay interest only for up to six months. As of March 31, 2022, 103 of these loans totaling $50.2 million have returned to principal and interest payments. The remaining 3 loans totaling $3.1 million still under temporary modifications include two loans rated special mention and one loan rated substandard.

TDR’s with Defaults
The Company had no TDRs in default and no restructured loans in foreclosure as of March 31, 2022. The Company had one TDR, a one-
to four-family residential loan for $118,000 that was in default as of June 30, 2021, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2021. The Company defines a default as any loan that becomes 90 days or more past due.
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
We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of March 31, 2022, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $120,000. In addition, as of March 31, 2022, we had residential mortgage loans and home equity loans with a carrying value of $34,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:	Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned $4,198,000 of Federal Home Loan Bank stock as of both March 31, 2022 and June 30, 2021. The FHLB provides liquidity and funding through advances.

Note 8:	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the nine months ended March 31, 2022 and 2021:

	Unrealized Gains and Losses on Available-for -Sale Securities	Defined Benefit Pension Items	Total

March 31, 2022:

Beginning balance	$2,361	$(428)	$1,933
Other comprehensive loss before reclassification	(11,288)	—	(11,288)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	—	(25)	(25)

Ending balance	$(8,927)	$(453)	$(9,380)

March 31, 2021:

Beginning balance	$4,865	$(662)	$4,203
Other comprehensive income before reclassification	(2,700)	—	(2,700)
Amounts reclassified from accumulated other comprehensive income	(229)	—	(229)
Net current period other comprehensive income	—	14	14

Ending balance	$1,936	$(648)	$1,288

Note 9:	Changes in Accumulated Other Comprehensive Income (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine month periods ended March 31, 2022 and 2021, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains on available-for-sale securities	$—	$116	$—	$320	Net realized gains on sale of available-for- sale securities

Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	(14)	10	(35)	20

Total reclassified amount before tax	(14)	126	(35)	340

Tax expense	(4)	36	(10)	97	Provision for Income Tax

Total reclassification out of AOCI	$(10)	$90	$(25)	$243	Net Income

Note 10:	Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Computed at the statutory rate	$327	$454	$1,353	$1,268
Decrease resulting from Tax exempt interest	(2)	(2)	(6)	(6)
Cash surrender value of life insurance	(18)	(43)	(83)	(72)
State income taxes	117	154	471	442
Other	(22)	37	(41)	51

Actual expense	$402	$600	$1,694	$1,683

Note 11:	Regulatory Capital
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
As of March 31, 2022, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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
Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and June 30, 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022:
Available-for-sale securities:
US Treasury	$8,688	$—	$8,688	$—
US Government and federal agency	9,395	—	9,395	—
Mortgage-backed securities – GSE residential	184,751	—	184,751	—
Small Business Administration	14,695	—	14,695	—
State and political subdivisions	1,110	—	1,110	—

Mortgage servicing rights	1,389	—	—	1,389

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021:
Available-for-sale securities:
US Treasury	$996	$—	$996	$—
US Government and federal agency	8,039	—	8,039	—
Mortgage-backed securities – GSE residential	170,415	—	170,415	—
Small Business Administration	9,190	—	9,190	—
State and political subdivisions	1,251	—	1,251	—

Mortgage servicing rights	1,013	—	—	1,013
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available-for-Sale
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2021 or June 30, 2020. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. There were no Level 3 securities as of March 31, 2022 or June 30, 2021.
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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Mortgage Servicing Rights
Balance, July 1, 2021	$1,013

Total realized and unrealized gains and losses included in net income	357
Servicing rights that result from asset transfers	222
Payments received and loans refinanced	(203)

Balance, March 31, 2022	$1,389

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$357

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.
Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and June 30, 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022:
Foreclosed assets	$—	$—	$—	$—
June 30, 2021:
Foreclosed assets	$191	$—	$—	$191
The following table presents recoveries (losses) recognized on assets measured on a non-recurring
basis for the three months and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Foreclosed and repossessed assets held for sale	$—	$—	$—	$(30)
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

Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2022 and June 30, 2021.

	Fair Value at March 31, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$1,389	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)

			Constant prepayment rate	4.2% - 12.8% (4.8%)

			Probability of default	0.00% - 0.14% (0.12%)

	Fair Value at June 30, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$1,013	Discounted cash flow	Discount rate	9.5% - 11.5% (9.5%)

			Constant prepayment rate	9.8% - 14.4% (11.9%)

			Probability of default	0.00% - 0.14% (0.12%)

Foreclosed assets	191	Market comparable properties	Comparability adjustments (%)	11.6% (11.6%)
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and June 30, 2021.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2022:
Financial assets
Cash and cash equivalents	$27,662	$27,662	$—	$—
Interest-bearing time deposits in banks	2,250	2,250	—	—
Loans, net of allowance for loan losses	499,830	—	—	499,174
Federal Home Loan Bank stock	4,198	—	4,198	—
Accrued interest receivable	2,006	—	2,006	—

Financial liabilities
Deposits	667,031	—	407,666	259,606
Repurchase agreements	7,263	—	7,263	—
Federal Home Loan Bank advances	20,000	—	20,063	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	1,298	—	1,298	—
Accrued interest payable	168	—	168	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2021:
Financial assets
Cash and cash equivalents	$62,735	$62,735	$—	$—
Interest-bearing time deposits in banks	2,250	2,250	—	—
Loans, net of allowance for loan losses	513,371	—	—	515,515
Federal Home Loan Bank stock	4,198	—	4,198	—
Accrued interest receivable	1,897	—	1,897	—

Financial liabilities
Deposits	667,632	—	405,664	262,603
Repurchase agreements	6,245	—	6,245	—
Federal Home Loan Bank advances	25,000	—	25,673	—
Lines of credit	3,000	—	3,000	—
Advances from borrowers for taxes and insurance	928	—	928	—
Accrued interest payable	199	—	199	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
In accordance with the Company’s adoption of ASU
2016-01
as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2022, represent an approximation of exit price; however, an actual exit price may differ.

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
Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, inflation, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, any continuing or worsening effects of the
COVID-19
pandemic, new variants thereof, or other pandemics, the effects of the Russia-Ukraine war, and changes in the quality or composition of the Association’s loan or investment portfolios. Additional factors that may affect our results are discussed under “Item 1A. - Risk Factors”, in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2021 and in this Form
10-Q
under the heading “Risk Factors”, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.
Overview
On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock
conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. We also established a charitable foundation, Iroquois Federal Foundation, to which we contributed 314,755 shares of our common stock. As of March 31, 2022, the Company repurchased 1,674,479 shares of common stock under stock repurchase plans.
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
Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.90% and 2.74% for the nine months ended March 31, 2022 and 2021, respectively. Net interest income increased to $16.6 million for the nine months ended March 31, 2022, from $15.0 million for the nine months ended March 31, 2021.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing
assets. Our
non-performing
loans totaled $34,000, or 0.01%, of total loans at March 31, 2022 and $152,000, or 0.03%, of total loans at June 30, 2021. Our non-performing
assets totaled $154,000 or 0.02% of total assets at March 31, 2022, and $411,000, or 0.05% of total assets at June 30, 2021.
At March 31, 2022, the Association was categorized as “well capitalized” under regulatory capital requirements.
Our net income for the nine months ended March 31, 2022 was $4.7 million, compared to a net income of $4.4 million for the nine months ended March 31, 2021.
Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form
10-Q.
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
Financial position and results of operations
Our March 31, 2022 financial condition and results of operations were not significantly impacted as a result of the
COVID-19
pandemic. While the general element of our allowance for loan losses increased early in the pandemic due to COVID-related changes in the economic forecast, our allowance for loan losses as of March 31, 2022 is only minimally impacted by additional reserves for loans that remain under temporary
COVID-19
modifications. Refer to our discussions in MD&A below for additional information on
COVID-19
modifications. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional credit loss expense. The execution of the payment deferrals discussed in the following commentary assisted our ratio of past due loans to total loans. It is possible that our asset quality could worsen at future measurement periods if the effects of
COVID-19
are prolonged.
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
Capital and liquidity
As of March 31, 2022, our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by
COVID-19,
our reported and regulatory capital ratios could be adversely impacted by further credit losses.
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
Asset valuation
Currently, we do not expect
COVID-19
to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of March 31, 2022 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.

Our Business Continuity and Pandemic Response Plan
The Company maintains a Disaster Recovery/Business Continuity Plan to ensure the maintenance or recovery of operations, including services to customers, when confronted with adverse events such as natural disasters, technological failures, human error, cybercrime, terrorism or pandemic outbreak. When the
COVID-19
pandemic declaration was announced, the Disaster Planning/Recovery team activated the Disaster Recovery Plan, including the Pandemic Response Plan, with a focus on maintaining virtually all customer services in the event of a total or partial closure of banking offices and/or staffing shortages. The team implemented protocols for employee safety, reviewed critical business processes, identified staff who could work remotely, and began mobilizing and preparing the equipment that would be required. An Employee Telecommuting Agreement was developed to establish controls and expectations for those working remotely, including adherence to security and privacy policies. Timely communication was provided to employees and customers. ATM and vault cash was increased at all locations in anticipation of greater demand. The Company’s quick and decisive plan implementation resulted in minimal impacts to operations as a result of the
COVID-19
pandemic. Prior technology planning enabled the successful deployment of certain operations and other personnel to remote environments thereby reducing the number of employees working from physical banking offices. In addition, bank lobbies were closed and customer traffic limited to drive-up
facilities, with the exception of the Hoopeston lobby which remained open with protective screening. This reduced the number of employees required to be on-site
at any given time and allowed teams to rotate in and out at periodic intervals, helping to facilitate the effective implementation of social distancing standards. All offices are now fully open with safety protocols in place.
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
In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company has executed payment deferrals for our lending clients that have been adversely affected by the pandemic. Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain
COVID-19
loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to
COVID-19;
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. At March 31, 2022, we have outstanding a total of 106 loans with current balances of $53.3 million that received
COVID-19
modifications at some point. These modifications allowed borrowers to pay interest only for up to six months. As of March 31, 2022, 103 of these loans totaling $50.2 million have returned to principal and interest payments. The remaining 3 loans totaling $3.1 million still under temporary modifications include two loans rated special mention and one loan rated substandard.
With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company actively participated in assisting our customers with applications for resources through the program. Most PPP loans have a five-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. While we closed 666 SBA PPP loans representing $44.8 million in funding, after SBA forgiveness, we have 18 loans totaling $1.2 million remaining in our portfolio at March 31, 2022. It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

In response to the
COVID-19
pandemic, Management identified food and accommodations and assisted living and long term care facilities as industries that were most likely to be adversely impacted in the near-term by economic disruption caused by the pandemic. As of March 31, 2022, our food and accommodation loans, which are mostly real estate loans on restaurants and bars, were $4.4 million, or 0.9% of total loans while our assisted living and long term care facilities loans were $22.7 million, or 4.5% of total loans. As of March 31, 2022, none of these loans were 30 or more days past due and one $2.0 million long term care facility loan had received a
COVID-19
modification.
Retail operations
With the health and safety of our customers and staff in mind, and consistent with recommendations from the CDC and state and local governments concerning
COVID-19,
all our banking offices are now open with safety protocols in place. Although our bank lobbies were closed for a portion of the pandemic, most banking transactions continued through the drive-ups,
including opening new deposit accounts. Online and Mobile Banking is available for customers to open an account, apply for a mortgage or personal loan, check their balance, transfer funds, and pay bills. Checks can be deposited using Mobile Banking. Our network of over 50,000 ATMs are available for cash withdrawals with no service charge. Throughout the pandemic, we have been operating and serving our customers with uninterrupted access to their account information and the ability to complete banking transactions.
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
10-K
for fiscal year ended June 30, 2021.
Comparison of Financial Condition at March 31, 2022 and June 30, 2021
Total assets decreased $10.9 million, or 1.4%, to $786.4 million at March 31, 2022 from $797.3 million at June 30, 2021. The decrease was primarily due to a $35.1 million decrease in cash and cash equivalents and a $13.5 million decrease in net loans receivable, partially offset by a $28.7 million increase in investment securities. The decrease in assets was due to the expected withdrawal of deposits by one public entity, as discussed below.
Net loans receivable, including loans held for sale, decreased by $13.5 million, or 2.6%, to $499.8 million at March 31, 2022 from $513.4 million at June 30, 2021. The decrease in net loans receivable during this period was due primarily to a $21.7 million, or 21.0%, decrease in commercial business loans, a $15.9 million, or 15.2%, decrease in multi-family loans, and an $88,000, or 1.3%, decrease in home equity lines of credit, partially offset by a $7.2 million, or 6.1%, increase in one-
to four-family loans, a $9.2 million, or 5.9%, increase in commercial real estate loans, a $5.8 million, or 22.8%, increase in construction loans and a $645,000, or 8.4%, increase in consumer loans. The $21.7 million decrease in commercial business loans included a $19.4 million decrease in PPP loans.
Investment securities, consisting entirely of securities available for sale, increased $28.7 million, or 15.1%, to $218.6 million at March 31, 2022 from $189.9 million at June 30, 2021. We had no securities classified as held to maturity at March 31, 2022 or June 30, 2021.
Between June 30, 2021 and March 31, 2022, accrued interest receivable increased $109,000 to $2.0 million, and deferred income taxes increased $4.2 million to $5.9 million, while premises and equipment decreased $223,000 to $9.6 million, other assets decreased $328,000 to $570,000, and foreclosed assets held for sale decreased $139,000 to $120,000. Federal Home Loan Bank (FHLB) stock was $4.2 million at both March 31, 2022 and June 30, 2021. The increase in accrued interest receivable was primarily the result of an increase in the average balance of securities, and the increase in deferred income taxes was mostly due to an increase in unrealized losses on the sale of available-for-sale
securities. The decrease in premises and equipment was the result of ordinary depreciation, the decrease in other assets was due to a fluctuation in items in process, and the decrease in foreclosed assets held for sale was due to the sale of property.

At March 31, 2022, our investment in bank-owned life insurance was $14.3 million, an increase of $4.9 million from $9.3 million at June 30, 2021. This increase was primarily a result of our purchase of $5.0 million in bank-owned life insurance to help offset our employee benefit costs. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.
Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which resulted in a limit of $22.6 million at March 31, 2022.
Deposits decreased $601,000, or 0.1%, to $667.0 million at March 31, 2022 from $667.6 million at June 30, 2021. Certificates of deposit, excluding brokered certificates of deposit, increased $2.4 million, or 1.0%, to $253.6 million, while brokered certificates of deposit decreased $5.0 million, or 46.4%, to $5.8 million. Noninterest bearing demand accounts decreased $47.7 million, or 49.2%, to $49.2 million, while savings, NOW, and money market accounts increased $49.7 million, or 16.1%, to $358.4 million. The large decrease in noninterest bearing demand accounts was due primarily to approximately $55.6 million in deposits from a public entity that collects real estate taxes that was on deposit at June 30, 2021 and withdrawn in the nine months ended March 31, 2022, when tax monies were distributed. Repurchase agreements increased $1.0 million, or 16.3%, to $7.3 million at March 31, 2022, from $6.2 million at June 30, 2021. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago and a line of credit from CIBC Bank USA. The FHLB advances decreased $5.0 million, or 20.0%, to $20.0 million at March 31, 2022, from $25.0 million at June 30, 2021, while the line of credit balance was $3.0 million at both March 31, 2022 and June 30, 2021.
Advances from borrowers for taxes and insurance increased $370,000, or 39.9%, to $1.3 million at March 31, 2022, from $928,000 at June 30, 2021. Accrued interest payable decreased $31,000, or 15.6%, to $168,000 at March 31, 2022, from $199,000 at June 30, 2021. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the decrease in accrued interest payable resulted from a decrease in average cost of interest-bearing liabilities.
Total equity decreased $6.9 million, or 8.1%, to $78.4 million at March 31, 2022 from $85.3 million at June 30, 2021. Equity decreased primarily due to a decrease of $11.3 million in accumulated other comprehensive income (loss), net of tax, and the accrual of approximately $1.1 million in dividends to our shareholders, of which about half were still payable as of March 31, 2022, and were paid on April 15, 2022. The decrease in accumulated other comprehensive income (loss) was primarily due to unrealized depreciation on available-for-sale
securities, net of taxes. These decreases were partially offset by net income of $4.7 million, and ESOP and stock equity plan activity of $771,000.
Comparison of Operating Results for the Nine Months Ended March 31, 2022 and 2021
General.
Net income increased $395,000 to $4.7 million for the nine months ended March 31, 2022, from $4.4 million for the nine months ended March 31, 2021. The increase in net income was due to an increase in net interest income and a decrease in provision for loan losses, partially offset by a decrease in noninterest income and an increase in noninterest expense.
Net Interest Income.
Net interest income increased by $1.7 million, or 11.2.%, to $16.6 million for the nine months ended March 31, 2022 from $15.0 million for the nine months ended March 31, 2021. The increase was due to a decrease of $1.6 million in interest expense and an increase of $131,000 in interest and dividend income. A $49.3 million, or 7.1%, increase in the average balance of interest earning assets was partially offset by a $37.5 million, or 6.3%, increase in the average balance of interest-bearing liabilities. Our interest rate spread increased by 16 basis points to 2.90% for the nine months ended March 31, 2022, compared to 2.74% for the nine months ended March 31, 2021, while our net interest margin increased by 11 basis points to 2.97% for the nine months ended March 31, 2022 compared to 2.86% for the nine months ended March 31, 2021.
Interest and Dividend Income.
Interest and dividend income increased $131,000, or 0.7%, to $18.6 million for the nine months ended March 31, 2022 from $18.4 million for the nine months ended March 31, 2021. The increase in interest and dividend income was due to a $732,000 increase in interest income on securities, partially offset by a $596,000 decrease in interest on loans, and a $5,000 decrease in other interest income. The increase in interest income on securities was due to a $46.4 million, or 29.1%, increase in the average balance of securities to $205.8 million for the nine months ended

March 31, 2022 from $159.5 million for the nine months ended March 31, 2021 and a 3 basis point increase in the average yield on securities to 2.01% from 1.98%. The decrease in interest income on loans resulted from a 9 basis point decrease in the average yield on loans to 4.02% for the nine months ended March 31, 2022 from 4.11% for the nine months ended March 31, 2021, and a $7.1 million, or 1.4%, decrease in the average balance of loans to $507.8 million for the nine months ended March 31, 2022, from $514.9 million for the nine months ended March 31, 2021. The decrease in other interest income was a result of a 31 basis point decrease in the average yield of other investments, partially offset by a $10.0 million increase in the average balance of other investments, including Federal Home Loan Bank stock dividends and deposits with other financial institutions, to $33.4 million from $23.4 million.
Interest Expense.
Interest expense decreased $1.6 million, or 44.7%, to $1.9 million for the nine months ended March 31, 2022, from $3.5 million for the nine months ended March 31, 2021. The decrease was primarily due to lower market rates during the nine months ended March 31, 2022, partially offset by an increase in the average balance of interest-bearing liabilities.
Interest expense on interest-bearing deposits decreased $1.5 million, or 49.2%, to $1.6 million for the nine months ended March 31, 2022 from $3.1 million for the nine months ended March 31, 2021. This decrease was due to a 39 basis point decrease in the average cost of interest-bearing deposits to 0.35% for the nine months ended March 31, 2022 from 0.74% for the nine months ended March 31, 2021, partially offset by an increase of $40.5 million in the average balance of interest-bearing deposits to $596.9 million for the nine months ended March 31, 2022, from $556.4 million for the nine months ended March 31, 2021.
Interest expense on borrowings, including FHLB advances and a line of credit from CIBC Bank USA, and repurchase agreements, decreased $25,000, or 6.8%, to $345,000 for the nine months ended March 31, 2022 from $370,000 for the nine months ended March 31, 2021. This decrease was mostly due to a $3.0 million decrease in the average balance of borrowings to $33.7 million for the nine months ended March 31, 2022, from $36.7 million for the nine months ended March 31, 2021, partially offset by a 1 basis point increase in the average cost of such borrowings to 1.36% for the nine months ended March 31, 2022 from 1.35% for the nine months ended March 31, 2021.
Provision for Loan Losses.
We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $39,000 for the nine months ended March 31, 2022, compared to a provision for loan losses of $165,000 for the nine months ended March 31, 2021. The allowance for loan losses was $6.6 million, or 1.31% of total loans, or 1.31% of total loans excluding PPP loans, at March 31, 2022, compared to $6.4 million, or 1.24% of total loans, or 1.31% of total loans excluding PPP loans, at March 31, 2021, and $6.6 million, or 1.27% of total loans, or 1.32% of total loans excluding PPP loans, at June 30, 2021. During the nine months ended March 31, 2022, net charge-offs of $27,000 were recorded, while during the nine months ended March 31, 2021, net charge-offs of $48,000 were recorded.
The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	At or for the Nine Months Ended March 31, 2022	At or for the Year Ended June 30, 2021

Allowance to non-performing loans	19444.12%	4341.45%
Allowance to total loans outstanding at the end of the period	1.31%	1.27%
Allowance to total loans outstanding, excluding PPP loans, at end of period	1.31%	1.32%
Net charge-offs to average total loans outstanding during the period, annualized	0.01%	0.09%
Total non-performing loans to total loans	0.01%	0.03%
Total non-performing assets to total assets	0.02%	0.05%

Noninterest Income.
Noninterest income decreased $422,000, or 8.7%, to $4.4 million for the nine months ended March 31, 2022 from $4.9 million for the nine months ended March 31, 2021. The decrease was primarily due to a decrease in gain on sale of loans, a decrease in net realized gain on sale of available-for-sale
securities, and a decrease in other service charges and fees, partially offset by an increase in other income, an increase in bank-owned life insurance and an increase in brokerage commissions. For the nine months ended March 31, 2022, gain on sale of loans decreased $872,000 to $414,000, net realized gain on sale of available-for-sale
securities decreased $320,000 to $0, and other service charges and fees decreased $84,000 to $231,000, while other income increased $378,000 to $1.1 million, bank-owned life insurance income increased $47,000 to $393,000, and brokerage commissions increased $148,000 to $865,000 from the nine months ended March 31, 2021. The decrease in gain on sale of loans was a result of a decrease in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the nine months ended March 31, 2022, and the decrease in gain on sale of available-for-sale
securities was the result of no security sales in the nine months ended March 31, 2022. The decrease in other service charges and fees was due to a decrease in the number of fees charged in the nine months ended March 31, 2022. The increase in other income was mostly due to an increase in debit card and ATM income. The increase in bank-owned life insurance income was due to the receipt of death benefit proceeds in the nine months ended March 31, 2022, and the increase in brokerage commissions was the result of an increase in the amount of renewal commissions and management fees.
Noninterest Expense.
Noninterest expense increased $979,000, or 7.2%, to $14.6 million for the nine months ended March 31, 2022 from $13.6 million for the nine months ended March 31, 2021. The largest components of this increase were compensation and benefits, which increased $706,000, or 7.9%, and equipment expense, which increased $242,000, or 19.5%. These increases were partially offset by decreases in advertising, which decreased $63,000, or 18.3%, and professional services, which decreased $70,000, or 19.0%. Compensation and benefits increased due to normal salary increases, annual incentive plan increases, and increased medical costs, while equipment expense increased as a result of an increase in the cost of core processing. Advertising decreased due to additional digital advertising in the nine months ended March 31, 2021, while professional services decreased as a result of additional services received during the nine months ended March 31, 2021.
Income Tax Expense
.
We recorded a provision for income tax of $1.7 million for both the nine months ended March 31, 2022, and the nine months ended March 31, 2021, reflecting effective tax rates of 26.3% and 27.9%, respectively.
Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021
General.
Net income decreased $406,000 to $1.2 million net income for the three months ended March 31, 2022 from $1.6 million net income for the three months ended March 31, 2021. The decrease was primarily due to a decrease in noninterest income, an increase in noninterest expense and an increase in provision for loan losses, partially offset by an increase in net interest income.
Net Interest Income.
Net interest income increased $368,000 to $5.4 million for the three months ended March 31, 2022 from $5.0 million for the three months ended March 31, 2021. The increase was the result of a decrease in interest expense of $291,000 and an increase of $77,000 in interest and dividend income. We had a $52.7 million, or 7.5%, increase in the average balance of interest earning assets, partially offset by a $45.1 million, or 7.5%, increase in average balance of interest-bearing liabilities. Our interest rate spread increased by 3 basis points to 2.79% for the three months ended March 31, 2022 from 2.76% for the three months ended March 31, 2021, and our net interest margin decreased by 1 basis point to 2.85% for the three months ended March 31, 2022 from 2.86% for the three months ended March 31, 2021.
Interest and Dividend Income.
Interest and dividend income increased $77,000, or 1.3%, to $6.0 million for the three months ended March 31, 2022 from $5.9 million for the three months ended March 31, 2021. The increase in interest and dividend income was primarily due to a $336,000 increase in interest income on securities, partially offset by a $262,000 decrease in interest income on loans. The increase in interest income on securities resulted from a 19 basis point, or 11.4%, increase in the average yield on securities to 1.86% from 1.67%, and a $55.1 million, or 32.5%, increase in the average balance of securities to $224.6 million from $169.5 million. The decrease in interest on loans resulted from a 16 basis point, or 3.9%, decrease in the average yield on loans to 3.90% from 4.06%, and a $6.0 million, or 1.1%, decrease in the average balance of loans to $503.6 million from $509.6 million.
Interest Expense.
Interest expense decreased $291,000, or 32.3%, to $611,000 for the three months ended March 31, 2022 from $902,000 for the three months ended March 31, 2021. The decrease was primarily due to a 22 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $45.1 million increase in the average balance of interest-bearing liabilities.
Interest expense on interest-bearing deposits decreased by $291,000, or 36.9%, to $498,000 for the three months ended March 31, 2022 from $789,000 for the three months ended March 31, 2021. This decrease was due to a 23 basis point, or 41.7%, decrease in the average cost of interest-bearing deposits to 0.33% for the three months ended March 31, 2022 from 0.56% for the three months ended March 31, 2021, partially offset by a $46.5 million, or 8.2%, increase in the average balance of interest-bearing deposits to $611.1 million for the three months ended March 31, 2022 from $564.5 million for the three months ended March 31, 2021.
Interest expense on borrowings was $113,000 for both the three months ended March 31, 2022 and the three months ended March 31, 2021. A 6 basis point, or 4.5%, increase in the average cost of borrowings to 1.42% for the three months ended March 31, 2022 from 1.36% for the three months ended March 31, 2021, was offset by a decrease in the average balance of borrowings of $1.4 million, or 4.3%, to $31.8 million for the three months ended March 31, 2022, from $33.2 million for the three months ended March 31, 2021.
Provision for Loan Losses.
We recorded a provision for loan losses of $242,000 for the three months ended March 31, 2022, compared to a credit for loan losses of $(101,000) for the three months ended March 31, 2021. During the three months ended March 31, 2022, a net charge-off
of $26,000 was recorded, while a net recovery of $3,000 was recorded for the three months ended March 31, 2021. See “Allowance for Loan Loss Activity” below for a discussion of the amount of the allowance and provision for loan losses.
Noninterest Income.
Noninterest income decreased $193,000, or 11.7%, to $1.5 million for the three months ended March 31, 2022 from $1.6 million for the three months ended March 31, 2021. The decrease was primarily due to a decrease in net gain on sale of loans, a decrease in net realized gain on sales of available-for-sale
securities, a decrease in bank-owned life insurance income, and a decrease in other service charges and fees, partially offset by an increase in mortgage banking income, net and an increase in other income. For the three months ended March 31, 2022, the net gain on the sale of loans decreased $207,000 to $32,000, the net realized gain on sales of available-for-sale
securities decreased $116,000 to $0, bank-owned life insurance income decreased $119,000 to $88,000, and other service charges and fees decreased $34,000 to $63,000, while mortgage banking income, net, increased $145,000 to $400,000, and other noninterest income increased $98,000 to $320,000. The decrease in gain on sale of loans was the result of a decrease in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the three months ended March 31, 2022, and the decrease in net realized gain on sales of available-for-sale
securities was the result of no security sales in the three months ended March 31, 2022. The decrease in bank-owned life insurance income, net, was due to the receipt of death benefit proceeds in the three months ended March 31, 2021, and the decrease in other service charges and fees was due to a decrease in the number of fees charged in the three months ended March 31, 2022. The increase in mortgage banking income, net, was primarily due to an increase in the value of our mortgage servicing rights in the three months ended March 31, 2022, while the increase in other income was mostly due to an increase in debit card and ATM income.
Noninterest Expense.
Noninterest expense increased $436,000, or 9.5%, to $5.0 million for the three months ended March 31, 2022 from $4.6 million for the three months ended March 31, 2021. The largest components of this increase were compensation and benefits, which increased $352,000, or 11.6%, and equipment expense, which increased $89,000, or 22.4%. These increases were partially offset by a $26,000, or 21.0%, decrease in advertising expense and a $47,000, or 40.5%, decrease in professional services. Compensation and benefits increased due to normal salary increases, annual incentive plan increases, and increased medical costs, while equipment expense increased as a result of an increase in the cost of core processing. Advertising decreased due to additional digital advertising in the three months ended March 31, 2021, while professional services decreased as a result of additional services received during the three months ended March 31, 2021.

Income Tax Expense
.
We recorded a provision for income tax of $402,000 for the three months ended March 31, 2022, compared to a provision for income tax of $600,000 for the three months ended March 31, 2021, reflecting effective tax rates of 25.8% and 27.8%, respectively.
Asset Quality
At March 31, 2022, our
non-accrual
loans were $34,000, which was a single
one-
to four-family loan. At March 31, 2022, we had no loans that were delinquent 90 days or greater and still accruing interest.
At March 31, 2022, $7.3 million in loans were classified as substandard, and no loans were classified as doubtful or loss. Loans classified as substandard consisted of $418,000 in one-
to four-family loans, $256,000 in multi-family loans, $2.0 million in commercial real estate loans, $4.5 million in commercial business loans and $14,000 in consumer loans.
At March 31, 2022, watch assets consisted of $1.1 million in one-to
four-family loans, $919,000 in commercial real estate loans, and $871,000 in commercial business loans.
Troubled Debt Restructurings (“TDRs”).
TDRs include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At March 31, 2022, we had $1.1 million in TDRs and at June 30, 2021, we had $1.3 million in TDRs. At March 31, 2022 our TDRs consisted of $1.0 million in one-
to four-family loans and $38,000 in commercial business loans.
See
“COVID-19
Modifications” in Note 6 to the Notes to our Consolidated Financial Statements for a discussion of certain modifications made that are not designated as TDRs.
Foreclosed Assets.
At March 31, 2022, we had $120,000 in foreclosed assets compared to $259,000 as of June 30, 2021. Foreclosed assets at March 31, 2022 consisted of $120,000 in residential real estate properties, while foreclosed assets at June 30, 2021 consisted of $68,000 in residential real estate properties and $191,000 in commercial non-occupied
property.
Allowance for Loan Loss Activity
The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing
and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine-month periods ended March 31, 2022 and 2021:

	Nine months ended March 31,
	2022	2021

Balance, beginning of period	$6,599	$6,234
Loans charged off
Real estate loans:
One- to four-family	(26)	(15)
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	(40)
Consumer	(24)	(23)

Gross charged off loans	(50)	(78)

Recoveries of loans previously charged off
Real estate loans:
One- to four-family	1	2
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	16	16
Consumer	6	12

Gross recoveries of charged off loans	23	30

Net charge offs	(27)	(48)

Provision charged to expense	39	165

Balance, end of period	$6,611	$6,351

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses was $6.6 million at both March 31, 2022 and June 30, 2021. An increase in risk associated with outstanding loans due to a change in portfolio mix was offset by a decrease in the size of the loan portfolio. Therefore, no change was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the potential loss in the Company’s loan portfolio at March 31, 2022.
In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge-offs, and recoveries. The Company’s allowance methodology weights the most recent twelve-quarter period’s net charge-offs and uses this information as one of the primary factors for evaluation of allowance adequacy. The most recent four-quarter net charge-offs are given a higher weight of 50%, while quarters
5-8
are given a 30% weight and quarters
9-12
are given only a 20% weight. The average net charge-offs in each period are calculated as net charge-offs by portfolio type for the period as a percentage of the quarter end balance of respective portfolio type over the same period. The Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation. The following table sets forth the Company’s weighted average historical net charge-offs as of March 31, 2022 and June 30, 2021:

Portfolio segment	March 31, 2022 Net charge-offs 12 quarter weighted historical	June 30, 2021 Net charge-offs 12 quarter weighted historical

Real Estate:
One- to four-family	0.02%	0.01%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.00%	0.03%
Construction	0.00%	0.00%
Commercial business	0.25%	0.26%
Consumer	0.03%	0.04%

Total portfolio	0.06%	0.06%

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
The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at March 31, 2022	Qualitative factor applied at June 30, 2021

Real Estate:
One- to four-family	0.82%	0.82%
Multi-family	1.61%	1.60%
Commercial	1.21%	1.20%
HELOC	1.00%	0.98%
Construction	1.15%	1.02%
Commercial business*	1.84%	1.80%
Consumer	0.72%	0.71%

Total portfolio*	1.26%	1.26%

*
At March 31, 2022 and June 30, 2021, $1.2 million and $20.6 million, respectively, in PPP loans with no associated allowance, were excluded from the calculation of qualitative factors since they are guaranteed by the SBA.

At March 31, 2022, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.4 million, as compared to $6.3 million at June 30, 2021.
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
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2022, the nine months ended March 31, 2022 and the year ended June 30, 2021, our liquidity ratio averaged 31.8%, 30.2% and 25.0% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2022.
We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2022, cash and cash equivalents totaled $27.7 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $2.3 million at March 31, 2022.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $5.7 million and $4.7 million for the nine months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and Federal Home Loan Bank stock, offset by net cash provided by principal collections on loans, proceeds from maturing securities, the sale of securities, the redemption of Federal Home Loan Bank stock, and pay downs on mortgage-backed securities. Net cash used in investing activities was $(36.3) million and $(13.4) million for the nine months ended March 31, 2022 and 2021, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts, FHLB Advances, dividends paid, and stock repurchases. The net cash provided by (used in) financing activities was $(4.4) million and $8.5 million for the nine months ended March 31, 2022 and 2021, respectively.
The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2022 and June 30, 2021.

	March 31, 2022	June 30, 2021
	(Dollars in thousands)

Commitments to fund loans	$31,460	$19,137
Lines of credit	105,630	103,972
At March 31, 2022, certificates of deposit due within one year of March 31, 2022 totaled $225.4 million, or 33.8% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2023. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, and CIBC Bank USA. Federal Home Loan Bank advances were $20.0 million, while the amount drawn on our CIBC line of credit was $3.0 million at March 31, 2022. At March 31, 20221 we had the ability to borrow up to an additional $102.3 million from the Federal Home Loan Bank of Chicago, we had $4.5 million available on our CIBC Bank line of credit, and also had the ability to borrow $33.9 million from the Federal Reserve based on current collateral pledged.
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
As of March 31, 2022, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	March 31, 2022 Actual	June 30, 2021 Actual	Minimum to Be Well Capitalized

Community Bank Leverage Ratio	10.6%	10.5%	9.0%

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

	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$503,643	$4,907	3.90%	$509,608	$5,169	4.06%
Securities:
U.S. government, federal agency and government-sponsored enterprises	27,890	121	1.74%	14,756	75	2.03%
Mortgage-backed:
GSE-residential	195,550	912	1.87%	153,448	622	1.62%
State and political subdivisions	1,110	9	3.24%	1,251	9	2.88%

Total securities	224,550	1,042	1.86%	169,455	706	1.67%
Other	28,252	54	0.76%	24,678	51	0.83%

Total interest-earning assets	756,445	6,003	3.17%	703,741	5,926	3.37%
Non-interest earning assets	22,228			31,002

Total assets	$778,673			$734,743

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$105,955	29	0.11%	$93,716	33	0.14%
Savings accounts	72,285	26	0.14%	60,605	28	0.18%
Money market accounts	176,649	143	0.32%	137,231	118	0.34%
Certificates of deposit	256,161	300	0.47%	272,984	610	0.89%

Total interest-bearing deposits	611,050	498	0.33%	564,536	789	0.56%
Borrowings and repurchase agreements	31,762	113	1.42%	33,182	113	1.36%

Total interest-bearing liabilities	642,812	611	0.38%	597,718	902	0.60%
Noninterest-bearing liabilities	54,313			52,761

Total liabilities	697,125			650,479
Stockholders’ equity	81,548			84,264

Total liabilities and stockholders’ equity	$778,673			$734,743

Net interest income		$5,392			$5,024

Interest rate spread (1)			2.79%			2.76%

Net interest margin (2)			2.85%			2.86%

Net interest-earning assets (3)	$113,633			$106,023

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Assets
Loans	$507,797	$15,292	4.02%	$514,903	$15,888	4.11%
Securities:
U.S. government, federal agency and government-sponsored enterprises	22,529	305	1.81%	12,280	212	2.30%
Mortgage-backed:
GSE-residential	182,104	2,769	2.03%	145,815	2,128	1.95%
State and political subdivisions	1,188	27	3.03%	1,361	29	2.84%

Total securities	205,821	3,101	2.01%	159,456	2,369	1.98%
Other	33,398	167	0.67%	23,403	172	0.98%

Total interest-earning assets	747,016	18,560	3.31%	697,762	18,429	3.52%
Non-interest earning assets	26,713			33,000

Total assets	$773,729			$730,762

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$107,097	103	0.13%	$87,363	108	0.16%
Savings accounts	69,077	79	0.15%	55,587	84	0.20%
Money market accounts	161,687	397	0.33%	131,281	369	0.37%
Certificates of deposit	258,989	993	0.51%	282,168	2,536	1.20%

Total interest-bearing deposits	596,850	1,572	0.35%	556,399	3,097	0.74%
Borrowings and repurchase agreements	33,706	345	1.36%	36,675	370	1.35%

Total interest-bearing liabilities	630,556	1,917	0.41%	593,074	3,467	0.78%
Noninterest-bearing liabilities	58,339			53,623

Total liabilities	688,895			646,697
Stockholders’ equity	84,834			84,065

Total liabilities and stockholders’ equity	$773,729			$730,762

Net interest income		$16,643			$14,962

Interest rate spread (1)			2.90%			2.74%

Net interest margin (2)			2.97%			2.86%

Net interest-earning assets (3)	$116,460			$104,688

Average interest-earning assets to interest-bearing liabilities	118%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended March 31, 2022 vs. 2021			Nine Months Ended March 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$(60)	$(202)	$(262)	$(231)	$(365)	$(596)
Securities	249	87	336	696	36	732
Other	24	(21)	3	81	(86)	(5)

Total interest-earning assets	$213	$(136)	$77	$546	$(415)	$131

Interest-bearing liabilities:
Interest-bearing checking or NOW	$20	$(24)	$(4)	$26	$(31)	$(5)
Savings accounts	21	(23)	(2)	25	(30)	(5)
Certificates of deposit	(36)	(274)	(310)	(193)	(1,350)	(1,543)
Money market accounts	66	(41)	25	91	(63)	28

Total interest-bearing deposits	71	(362)	(291)	(51)	(1,474)	(1,525)
Federal Home Loan Bank advances and repurchase agreements	(19)	19	—	(30)	5	(25)

Total interest-bearing liabilities	$52	$(343)	$(291)	$(81)	$(1,469)	$(1,550)

Change in net interest income	$161	$207	$368	$627	$1,054	$1,681

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2022 there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form
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
promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in “Item1A.- Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2021, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form
10-K
are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
Inflation can have an adverse impact on our business and on our customers.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board has indicated its intention to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact their ability to repay their loans with us.

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
S-T:
(i) the Condensed Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 12, 2022	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: May 12, 2022	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)