Form 10-K
period 2022-06-30
IF Bancorp, Inc.
filed 2022-09-15
CIK 1514743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
of the Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and
non-voting
common equity held by nonaffiliates as of December 31, 2021 was $61,041,000.
The number of shares outstanding of the registrant’s common stock as of September 7, 2022 was 3,257,626.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 21, 2022 are incorporated by reference in Part III of this Form
10-K.

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

Given its ongoing and dynamic nature, it is difficult to predict the impact that the COVID-19 outbreak will continue to have on our business. The extent of such impact will depend on future developments, which are highly uncertain, including if and when the coronavirus that has caused the COVID-19 pandemic can be fully controlled and abated and when and how the economy may be fully reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are subject to additional risks, uncertainties and assumptions, including the following:

•	future demand for our products and services may be negatively impacted as a result of the COVID-19 pandemic;

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

•

as the result of the Federal Reserve Board’s target federal funds rate of 1.50% to 1.75% at June 30, 2022, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities;

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

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2022 and 2021, we had consolidated assets of $857.6 million and $797.3 million, consolidated deposits of $752.0 million and $667.6 million and consolidated equity of $71.7 million and $85.3 million, respectively.

Iroquois Federal is a federally chartered savings association headquartered in Watseka, Illinois. The Association’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans (including farm loans), commercial business loans, construction loans and land development loans and, to a much lesser extent, consumer loans (consisting primarily of automobile loans), and home equity lines of credit. We also invest in securities, which historically have consisted primarily of securities issued by the U.S. government, U.S. government agencies and U.S. government-sponsored enterprises, as well as mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises. To a lesser extent, we also invest in municipal obligations.

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

In recent years, Iroquois and Vermilion Counties, our traditional primary market areas, have experienced negative growth, reflecting in part, the economic downturn. However, Champaign County, where our Savoy and Champaign branches are located, has experienced population growth. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 27,000 in July 2021, a decrease of 9.7% since April 2010, Vermilion County had an estimated population of 73,000 in July 2021, a decrease of 10.45% since April 2010, and Kankakee County had an estimated population of 107,000 in July 2021, a decrease of 6.0% since April 2010, while Champaign County had an estimated population of 206,000 in July 2021, an increase of 2.4% since April 2010. Unemployment rates in our primary market have decreased over the last year. According to the Illinois Department of Employment Security, unemployment, on a non-seasonally adjusted basis, decreased from 4.7% to 3.9% in Iroquois County, from 7.2% to 5.5% in Vermilion County, from 5.8% to 4.3% in Champaign County, and from 6.9% to 5.3% in Kankakee County.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2021, the latest date for which FDIC data is available, we ranked second of 12 bank and thrift institutions with offices in Iroquois County with a 20.96% deposit market share. As of the same date, we ranked first of 16 bank and thrift institutions with offices in Vermilion County with a 25.56% deposit market share, we ranked 17th of 29 bank and thrift institutions with offices in Champaign County, with a 0.99% deposit market share and we ranked 11th of 13 bank and thrift institutions with offices in Kankakee County, with a 1.63% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), commercial business loans, construction loans and land development loans and, to a much lesser extent, consumer loans (consisting primarily of automobile loans), and home equity lines of credit.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2022 and 2021, the amount of such loans equaled $1.6 million and $3.6 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2022 and 2021, the amount of such loans equaled $30.0 million and $26.9 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

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

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $141.2 million and $138.1 million as of June 30, 2022 and 2021, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $227,000 and $632,000 at June 30, 2022 and 2021, respectively.

	At June 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$132,474	25.20%	$117,435	22.56%
Multi-family	88,247	16.78	104,433	20.06
Commercial	167,375	31.84	155,884	29.95
Home equity lines of credit	6,987	1.33	6,688	1.29
Construction	41,254	7.85	25,345	4.87
Commercial	80,418	15.29	103,088	19.80
Consumer	8,981	1.71	7,653	1.47

Total loans	$525,736	100.00%	$520,526	100.00%

Less:
Unearned fees and discounts, net	(247)		556
Allowance for loan losses	7,052		6,599

Total loans, net	$518,931		$513,371

(1)	Includes home equity loans.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2022. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2022.

	One- to four- family residential real estate (1)	Multi- family real estate	Commercial real estate	Home equity lines of credit	Construction	Commercial	Consumer	Total

	(In thousands)
Due During the Years Ending June 30, 2023	$9,061	$6,997	$34,503	$572	$5,800	$60,043	$1,697	$118,673
2024	6,060	21,617	15,992	537	3,165	1,202	750	49,323
2025 to 2026	26,598	29,605	68,509	985	20,424	10,660	3,251	160,032
2027 to 2031	39,150	29,708	43,556	844	10,831	8,001	3,283	135,373
2032 to 2036	6,233	57	1,172	2,853	—	478	—	10,793
2037 and beyond	45,372	263	3,643	1,196	1,034	34	—	51,542

Total	$132,474	$88,247	$167,375	$6,987	$41,254	$80,418	$8,981	$525,736

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2022 that are contractually due after June 30, 2023.

	Due After June 30, 2023
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family (1)	$72,490	$50,923	$123,413
Multi-family	77,218	4,032	81,250
Commercial	129,069	3,803	132,872
Home equity lines of credit	2,244	4,171	6,415
Construction	29,024	6,430	35,454
Commercial	19,912	463	20,375
Consumer	7,284	—	7,284

Total loans	$337,241	$69,822	$407,063

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2022, $132.5 million, or 25.2% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of five to seven years and annual interest rate adjustments thereafter. Our adjustable rate mortgage loans amortize over a period of up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 102%. Private mortgage insurance or participation in a government sponsored program is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2022, fixed-rate one- to four-family residential mortgage loans totaled $80.7 million, or 60.9% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $51.8 million, or 39.1% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $647,200 for single-family homes. At June 30, 2022, our average one- to four-family residential mortgage loan had a principal balance of $49,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2022, $19.4 million, or 14.7%, of our total one- to four-family residential loans had principal balances in excess of $647,200. Most of our jumbo loans are originated with a seven-year fixed-rate term and an annual adjustable rate thereafter, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $5.7 million and $19.4 million for the years ended June 30, 2022 and 2021, respectively. In October 2015, we began to also sell loans to FHLBC under its Mortgage Partnership Finance Original Program. Total loans sold under this program were approximately $22.3 million and $39.2 million for the years ended June 30, 2022 and 2021, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

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

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2022, approximately $2.2 million, or 1.7% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2022, $167.4 million, or 31.8% of our loan portfolio consisted of commercial real estate loans, and $88.2 million, or 16.8% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2022, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois, Indiana and Missouri.

Our commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, churches, and farm loans secured by real estate. At June 30, 2022, loans secured by commercial real estate had an average loan balance of $593,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 25 years. At June 30, 2022, $4.1 million or 2.5% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 25 years. At June 30, 2022, $4.3 million or 4.8% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2022, our largest commercial real estate loan had an outstanding balance of $6.8 million, was secured by an industrial warehouse, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $8.8 million, was secured by a multi-unit apartment building, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2022, we had $7.0 million, or 1.3% of our total loan portfolio in home equity lines of credit. At that date we had $11.5 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2022, we had $80.4 million of commercial business loans outstanding, representing 15.3% of our total loan portfolio. At that date, we also had $54.5 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

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

At June 30, 2022, our largest commercial business loan outstanding was for $7.1 million and was secured by business assets. At June 30, 2022, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2022, $41.3 million, or 7.9%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties.

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

At June 30, 2022, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2022 was for an industrial warehouse and had a principal balance of $10.1 million. This loan was performing in accordance with its terms at June 30, 2022.

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

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2022 and 2021, the amount of commercial loan participations totaled $30.0 million and $26.9 million, respectively, of which $13.2 million and $9.7 million, at June 30, 2022 and 2021 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program and its Mortgage Partnership Finance Original Program. We retain servicing on all loans sold under these programs. During the years ended June 30, 2022 and 2021, we sold $28.0 million and $58.6 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Loan Losses—Other Credit Risk.”

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

Loans are evaluated for non-accrual status when payment of principal and/or interest is 90 days or more past due. Loans are also placed on non-accrual status when it is determined collection of principal or interest is in doubt or if the collateral is in jeopardy. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received and only after the loan is returned to accrual status. The loans are typically returned to accrual status if unpaid principal and interest are repaid so that the loan is current and future payments are reasonably assured.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2022 and 2021, we had troubled debt restructurings of approximately $1.0 million and $1.3 million, respectively. We had one loan for $47,000 that was delinquent 90 days or greater and still accruing interest at June 30, 2022, and we had one loan for $118,000 that was delinquent 120 days or greater and that was still accruing interest at June 30, 2021. The loan in 2021 was a performing TDR with more than 2 years of payments as agreed, but it was still listed as delinquent more than 120 days.

	At June 30,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$1,127	$34
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	—	—
Consumer	—	—

Total non-accrual loans	1,127	34

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	47	118
Multi-family	—	—
Commercial	—	—
Home equity line of credit	—	—
Construction	—	—
Commercial	—	—
Consumer	—	—

Total loans delinquent 90 days or greater and still accruing	47	118

Total non-performing loans	1,174	152

Performing troubled debt restructurings	998	1,264
Total non-performing loans and performing troubled debt restructurings	$2,172	$1,416

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	120	68
Multi-family	—	—
Commercial	—	191
Home equity lines of credit	—	—
Construction	—	—
Commercial	—	—
Consumer	—	—

Total other real estate owned and foreclosed assets	120	259

Total non-performing assets	$1,294	$411

Ratios:
Non-performing loans to total loans	0.22%	0.03%
Non-performing assets to total assets	0.15%	0.05%

(1)	Includes home equity loans.

At June 30, 2022, our non-accrual loans totaled $1.1 million. This non-accrual loan balance consisted of two one- to four-family residential loans with principal balances totalling $1.1 million and no specific allowance.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2022 and 2021, we had troubled debt restructurings of approximately $998,000 and $1.3 million, respectively. At June 30, 2022 our troubled debt restructurings consisted of $962,000 of residential one- to four-family mortgage loans and $36,000 of commercial business loans, all of which were impaired.

For the years ended June 30, 2022 and 2021, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $65,000 and $74,000, respectively. We recognized interest income of $19,000 and $67,000 on such modified loans for the years ended June 30, 2022 and 2021, respectively.

In keeping with regulatory guidance to work with borrowers during the COVID-19 pandemic, the Company is executing payment deferrals for our lending clients that are adversely affected by the pandemic. Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. See Note 3—Loans and Allowance for Loan Losses under COVID-19 Modications in the Company’s notes to the financial statements included in this Annual Report on Form 10-K.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60 to 89 Days		90 Days or Greater
	Number	Amount	Number	Amount	Number	Amount

(Dollars in thousands)
At June 30, 2022
Real estate loans:
One- to four-family (1)	4	144	3	1,174	7	1,318
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	2	21	—	—	2	21

Total loans	6	$165	3	$1,174	9	$1,339

At June 30, 2021
Real estate loans:
One- to four-family (1)	1	52	2	152	3	204
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total loans	1	$52	2	$152	3	$204

(1)	Includes home equity loans.

Total delinquent loans increased by $1.1 million to $1.3 million at June 30, 2022 from $204,000 at June 30, 2021. The increase in delinquent loans was due primarily to two one- to four-family purchased loans that had received COVID-19 modifications.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2022, we had $120,000 in foreclosed assets compared to $259,000 as of June 30, 2021. Foreclosed assets at June 30, 2022, consisted of $120,000 in residential real estate, while foreclosed assets at June 30, 2021, consisted of of $68,000 in residential real estate properties and $191,000 in commercial non-occupied property.

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

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2022 and 2021, include approximately $1.2 million and $152,000 of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $0 at both June 30, 2022 and 2021. Substandard assets shown include foreclosed assets.

	At June 30,
	2022	2021

	(In thousands)
Classified assets:
Substandard	$12,052	$1,120
Doubtful	—	—
Loss	—	—

Total classified assets	12,052	1,120
Watch	—	6,919

Total criticized assets	$12,052	$8,039

At June 30, 2022, substandard assets consisted of $1.5 million of one- to four-family residential mortgage loans, $254,000 in multi-family loans, $3.0 million of commercial real estate loans, $7.2 million of commercial business loans, $11,000 in consumer loans and $120,000 of foreclosed assets held for sale. At June 30, 2022, no assets were classified as watch, doubtful or loss.

Other Loans of Concern. At June 30, 2022, there were no other loans or other assets that are not disclosed in the text or tables above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago between 2000 and December 2008, and again starting in October 2015, under its Mortgage Partnership Finance (MPF) Original Program. However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We sold $22.3 million in loans under this program in the year ended June 30, 2022, and we continue to service approximately $90.3 million of these loans, for which our maximum potential credit risk is approximately $3.7 million. From June 2000 to June 30, 2022, we experienced only $176,000 in actual losses under the MPF Original Program. We have also sold loans to the Federal Home Loan Bank of Chicago since December 2008 under its Mortgage Partnership Finance Xtra Program. Unlike loans sold under the MPF Original Program, we do not retain any credit risk with respect to loans sold under the MPF Xtra Program.

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

Loans are evaluated for non-accrual status when payment and/or interest is 90 days or more past due. Loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance for loan losses increased $453,000 to $7.1 million at June 30, 2022, from $6.6 million at June 30, 2021. The increase was a result of loan growth and loan portfolio mix changes.

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

The following table sets forth the Company’s weighted average historical net charge-offs as of June 30, 2022 and June 30, 2021:

Portfolio segment	June 30, 2022 Net charge-offs – 12 quarter weighted historical	June 30, 2021 Net charge-offs – 12 quarter weighted historical
Real Estate:
One- to four-family	0.02%	0.01%
Multi-family	0.00%	0.00%
Commercial	0.00%	0.00%
HELOC	0.00%	0.03%
Construction	0.00%	0.00%
Commercial business	0.15%	0.26%
Consumer	0.03%	0.04%
Entire portfolio total	0.04%	0.06%

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

Portfolio segment	Qualitative factor applied at June 30, 2022	Qualitative factor applied at June 30, 2021
Real Estate:
One- to four-family	0.76%	0.82%
Multi-family	1.56%	1.60%
Commercial	1.21%	1.20%
HELOC	1.00%	0.98%
Construction	1.19%	1.02%
Commercial business*	2.37%	1.85%
Consumer	0.72%	0.71%
Entire portfolio total*	1.31%	1.26%

*

At June 30, 2021, $20.6 million in PPP loans with no associated allowance, were excluded from the calculation of qualitative factors since they were guaranteed by the SBA. At June 30, 2022, we had no PPP loans.

At June 30, 2022, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.9 million, as compared to $6.3 million at June 30, 2021. The general increase in qualitative factors was attributable primarily to loan growth and a change in loan portfolio mix.

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

The following table sets forth activity in our allowance for loan losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2022	2021

	(Dollars in thousands)
Balance at beginning of period	$6,599	$6,234

Charge-offs:
Real estate loans:
One- to four-family (1)	(40)	(15)
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	—	(473)
Consumer	(27)	(25)

Total charge-offs	(67)	(513)
Recoveries:
Real estate loans:
One- to four-family (1)	1	2
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	20	19
Consumer	7	13

Total recoveries	28	34
Net charge-offs	(39)	(479)

Provision for loan losses	492	844

Balance at end of period	$7,052	$6,599

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.09%
Allowance for loan losses to non-performing loans at end of period	600.68%	4341.45%
Allowance for loan losses to total loans at end of period	1.34%	1.27%
Allowance for loan losses to total loans excluding PPP loans at end of period	1.34%	1.32%

(1)	Includes home equity loans.

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

	At June 30,
	2022		2021
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,028	25.2%	$967	22.5%
Multi-family	1,375	16.8	1,674	20.1
Commercial	1,985	31.8	1,831	29.9
Home equity lines of credit	70	1.3	67	1.3
Construction	489	7.9	258	4.9
Commercial	2,025	15.3	1,740	19.8
Consumer	80	1.7	62	1.5

Total allocated allowance	7,052		6,599
Unallocated	—		—

Total	$7,052	100.0%	$6,599	100.0%

(1)	Includes home equity loans.

Net charge-offs decreased to $39,000 for the year ended June 30, 2022, from $479,000 for the year ended June 30, 2021. Charge-offs for the year ended June 30, 2022 involved one- to four-family residential real estate loans and consumer loans, while most of the charge-offs during the year ended June 30, 2021, involved one- to four-family residential real estate loans, commercial business loans, and consumer loans. In addition, non-performing loans increased by $1.0 million during the year ended June 30, 2022.

The allowance for loan losses increased $453,000, or 6.9%, to $7.1 million at June 30, 2022 from $6.6 million at June 30, 2021. The increase was due to an increase in the size of the loan portfolio and a change in the loan portfolio mix. At June 30, 2022, the allowance for loan losses represented 1.34% of total loans, or 1.34% of total loans excluding PPP loans (of which we had none), compared to 1.27% of total loans, or 1.32% of total loans excluding PPP loans, at June 30, 2021.

Investments

We conduct investment transactions in accordance with our Board-approved investment policy. The investment policy is reviewed at least annually by the Budget and Investment Committee of the Board, and any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, minimizing exposure to credit risk, potential returns and consistency with our interest rate risk management strategy. Authority to make investments under approved guidelines is delegated to our Investment Committee, comprised of our President and Chief Executive Officer, our Senior Executive Vice President and Chief Financial Officer, our Senior Executive Vice President and Chief Lending Officer, and our Senior Vice President and Controller. All investments are reported to the Board of Directors for ratification at the next regular Board meeting.

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2022, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

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

U.S. Treasury, U.S. Government and Agency Debt Securities. While U.S. Treasury, U.S. Government and federal agency securities generally provide lower yields than other investments, including mortgage-backed securities and interest-earning certificates of deposit, we maintain these investments, to the extent appropriate, for liquidity purposes and as collateral for borrowings.

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

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2022, we held $3.8 million of municipal securities, all of which were issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2022, we held $3.1 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $15.0 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2022, we had $14.4 million invested in bank-owned life insurance, which was 16.3% of our Tier 1 capital plus our allowance for loan losses.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2022 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
U.S. Treasury	$2,000	1.22%	$987	2.50%	$496	1.28%	$—	-%	$3,483	$3,400	1.59%
U.S. government, federal agency and government-sponsored enterprises	—	—	7,514	2.49	1,974	1.60	—	—	9,488	9,121	2.31
U.S. government sponsored mortgage-backed securities	1,720	2.50	28,174	2.72	68,051	2.06	112,422	2.02	210,367	188,185	2.13
Small Business Administration	—	—	773	2.56	5,465	2.27	11,722	1.95	17,960	16,442	2.07
State and political subdivisions	—	—	—	—	2,662	3.03	1,092	2.90	3,754	3,758	2.99

Total	$3,720	1.81%	$37,448	2.61%	$78,648	1.93%	$125,236	1.84%	$245,052	$220,906	1.99%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or non-brokered certificates of deposit obtained through an internet listing service. At June 30, 2022, we had $3.6 million in brokered certificates of deposit and $249,000 in non-brokered certificates of deposit obtained through an internet listing service.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2022			For the Fiscal Year Ended June 30, 2021
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate

	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$55,722	8.43%	—%	$49,297	8.11%	—%
Interest-bearing checking or NOW	109,929	16.64	0.12	90,459	14.87	0.15
Savings accounts	70,111	10.61	0.15	57,900	9.52	0.20
Money market accounts	166,787	25.24	0.33	132,860	21.84	0.37
Certificates of deposit	258,199	39.08	0.50	277,752	45.66	1.06

Total deposits	$660,748	100.00%	0.31%	$608,268	100.00%	0.61%

At June 30, 2022 and June 30, 2021, the estimated aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000 per depositor) was $333.9 million and $233.0 million, respectively. At June 30, 2022 and June 30, 2021, the estimated aggregate amount of all uninsured certificates of deposit was $49.0 million and $38.4 million, respectively. At June 30, 2022 and June 30, 2021, we had no deposits that were uninsured for any reason other than being in excess of the Federal Deposit Insurance Corporation limit.

The following table sets forth the maturity of our uninsured certificates of deposit at June 30, 2022.

At June 30, 2022
(In thousands)
Three months or less	$15,804
Over three months through six months	11,099
Over six months through 12 months	18,677
Over 12 months	3,391

Total	$48,971

Borrowings. Our borrowings at June 30, 2022, consisted of advances from the Federal Home Loan Bank of Chicago and repurchase agreements. At June 30, 2022, we had the ability to borrow up to an additional $109.9 million from the Federal Home Loan Bank of Chicago, we had $7.5 million available on our line of credit from CIBC BANK USA, and we also had the ability to borrow up to $41.0 million from the Federal Reserve Discount Window based on our current collateral pledged.

Personnel

At June 30, 2022, the Association had 109 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

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

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets, and a Tier 1 capital to total assets leverage ratio.

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

At June 30, 2022, Iroquois Federal’s capital exceeded all applicable requirements.

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

As of June 30, 2022, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank that has not exercised the covered savings association election, Iroquois Federal must either qualify as a “domestic building and loan association” within the meaning of the Internal Revenue Code or satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test,

Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the qualified thrift lender test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At June 30, 2022, Iroquois Federal held 71.03% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

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

On May 5, 2022, the Office of the Comptroller of the Currency released a notice of proposed rulemaking with other bank regulatory agencies to “strengthen and modernize” Community Reinvestment Act regulations and the related regulatory framework.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution receivership, conservatorship or the termination of deposit insurance. The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

The OCC has adopted regulations to implement the prompt corrective action legislation. For this purpose, a savings bank is placed in one of the five categories based on the institution’s capital:

•

Well Capitalized - a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater; or if applicable, a community bank leverage ratio of 8.5% for 2021 or 9% beginning January 1, 2021

•

Adequately Capitalized - a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.

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

At June 30, 2022, Iroquois Federal met the criteria for being considered “well-capitalized.”

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

Currently, the assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is 1.5 basis points. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.

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

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Iroquois Federal. Management cannot predict what assessment rates will be in the future. In June, 2022, the FDIC proposed a two basis point increase, beginning in 2023, which is estimated to be a 54% increase in the current average assessment rate.

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

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2022, Iroquois Federal was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations historically required savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2022, Iroquois Federal was in compliance with these reserve requirements. Due to a change in its approach to monetary policy, the Federal Reserve Board reduced the reserve requirement to zero, effective March 26, 2020. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

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

Change in Control Regulations. Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as IF Bancorp, unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or the power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with IF Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Federal Securities Laws

IF Bancorp common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. IF Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

ITEM 1A.	RISK FACTORS

Operational Risks

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

The COVID-19 coronavirus pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. Industries that have been particularly hard-hit include the travel and hospitality industry, the restaurant industry and the retail industry. This disruption has resulted in the shuttering of businesses and schools across the country, significant job loss, restrictions on travel and social distancing protocols, highly volatile financial markets and aggressive measures by the federal government. The spread of the coronavirus has also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. While almost all our employees are currently working onsite, we have many employees prepared to work remotely if required as per action by government authorities or if we determine that it is in the best interests of our employees, customers and business partners. Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company.

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

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	limitations may be placed on our ability to foreclose on properties during the pandemic;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•

as the result of the Federal Reserve Board’s target federal funds rate of 1.50% to 1.75% at June 30, 2022, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	a worsening of business and economic conditions or in the financial markets could result in an impairment of certain intangible assets, such as goodwill;

•	litigation, regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guaranties;

•

the unanticipated loss or unavailability of key employees due to the outbreak, which could harm our ability to operate our business or execute our business strategy, especially as we may not be successful in finding and integrating suitable successors;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs;

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

We intend to continue growing our portfolio of commercial real estate, multi-family and commercial business loans. Since our mutual-to-stock conversion in 2011 we have emphasized the origination of our commercial loans. At June 30, 2022, $167.4 million, or 31.8%, of our total loan portfolio consisted of commercial real estate loans, $88.2 million, or 16.8%, of our total loan portfolio consisted of multi-family loans, and $80.4 million, or 15.3%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2022, our loan participations totaled $30.0 million, or 5.7% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

Additionally, we expect to continue to use loan participations as a way to effectively deploy our capital. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If our non-performing loans and other non-performing assets increase, or the value of our foreclosed assets decreases our earnings will decrease.

At June 30, 2022, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent and still accruing, and real estate owned) totaled $1.3 million. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for loan losses. There are also legal fees associated with the resolution of problem assets.

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

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. Our allowance for loan losses was 1.34% of total loans at June 30, 2022. Additions to our allowance could materially decrease our net income.

The Financial Accounting Standards Board has delayed the effective date of the Current Expected Credit Loss, or CECL, standard. After transition modeling for a couple years and validating our CECL model, we adopted CECL effective July 1, 2022. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

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

Market and Industry Risks

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2022, 9.2% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 87.3% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

We operate from our main office, six branch offices, an administrative office, and a data center located in Iroquois, Vermilion, Champaign and Kankakee Counties, Illinois, and our loan production and wealth management office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $9.5 million at June 30, 2022. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased
Main Office:
201 East Cherry Street Watseka, Illinois 60970	1964	Owned
Branches:
619 North Gilbert Street Danville, Illinois 61832	1973	Owned
175 East Fourth Avenue Clifton, Illinois 60927	1977	Owned
511 South Chicago Road Hoopeston, Illinois 60942	1979	Owned
108 Arbours Drive Savoy, Illinois 61874	2014	Owned
421 Brown Boulevard Bourbonnais, Illinois 60914	2017	Owned
2411 Village Green Place Champaign, Illinois 61822	2018	Owned
Loan Production Office:
3535 Highway 54 Osage Beach, Missouri 65065	2006	Owned
Administrative Office:
204 East Cherry Street Watseka, Illinois 60970	2001	Owned
Data Center:
183 Bethel Drive Bourbonnais, Illinois 60914	2019	Leased (expires March 31, 2025)

ITEM 3.	LEGAL PROCEEDINGS

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

Holders.

As of September 1, 2022, there were 334 holders of record of the Company’s common stock.

Dividends.

The Company paid dividends of $0.15 per share in October 2020 and April 2021 and $0.175 per share in October 2021 and April 2022. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no share repurchases during the quarter ended June 30, 2022. The Company does not have an active stock repurchase plan in place.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $857.6 million in assets at June 30, 2022 from $377.2 million in assets at June 30, 2009. We have increased our assets primarily through increased investment securities and loan growth.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.87% and 2.75% for the year ended June 30, 2022 and 2021, respectively. Net interest income increased to $22.3 million for the year ended June 30, 2021, from $20.2 million for the year ended June 30, 2021.

Our net income for the year ended June 30, 2022 was $5.8 million, compared to a net income of $5.3 million for the year ended June 30, 2021.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing assets totaled $1.3 million, or 0.2% of total assets at June 30, 2022, and $411,000, or 0.1% of assets at June 30, 2021.

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

COVID-19 and the CARES Act

The COVID-19 pandemic caused economic and social disruption on an unprecedented scale. While some industries were impacted more severely than others, all businesses were impacted to some degree. This disruption resulted in the shuttering of businesses and schools across the country, significant job loss, restrictions on travel and social distancing protocols, highly volatile financial markets and aggressive measures by the federal government. Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company.

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

The ultimate impact of the COVID-19 pandemic on the Company’s operations and financial performance will depend on future developments related to the duration, extent and severity of the pandemic and the length of time any future mandated business or school closures, or restrictions on travel and social distancing remain in place. The Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions. With the availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity and in the U.S. economy. However, if the current Omicron variant worsens, or if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations, liquidity and cash flows, the extent to which is uncertain.

Financial position and results of operations

As of June 30, 2022, the COVID-19 pandemic has not had a significant negative impact on our financial condition and results of operations. While the general element of our allowance for loan losses increased early in the pandemic due to COVID-related changes in the economic forecast, our allowance for loan losses at June 30, 2022, is only minimally impacted by additional reserves for loans that remain under temporary COVID-19 modifications. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional credit loss expense. The execution of the payment deferrals discussed in the following commentary assisted our ratio of past due loans to total loans. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Our fee income could be reduced due to COVID-19. We have worked with COVID-19 affected customers by temporarily waiving fees when appropriate including insufficient funds and overdraft fees, and ATM fees. At this time, we do not anticipate a material impact on our fee income due to COVID-19.

Our interest income could be reduced due to COVID-19. In keeping with guidance from regulators, we have actively worked with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we do not anticipate a material impact on our interest income due to COVID-19.

Capital and liquidity

As of June 30, 2022, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

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

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of June 30, 2022 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.

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

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing payment deferrals for our lending clients that are adversely affected by the pandemic. Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain COVID-19 loan modifications are not designated as TDRs. The CARES Act allowed the Company to presume a loan modification is not a TDR if it is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022.    A total of 93 loans with current balances of $48.3 million have received COVID-19 modifications. These modifications allowed borrowers to defer the principal component of loan payments for up to six months.    As of June 30, 2022, 90 of these loans totaling $45.2 million have returned to principal and interest payments. The remaining 3 loans for $3.1 million still under temporary modifications are all classified as substandard.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company actively participated in assisting our customers with applications for resources through the program. Most PPP loans had a five-year term and earned interest at 1%. As of June 30, 2022, the Company had no PPP loans remaining in our loan portfolio, compared to 364 loans totaling $20.6 million at June 30, 2021.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2022 and no valuation allowance was necessary.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At June 30,
	2022	2021	2020

	(In thousands)
Selected Financial Condition Data:
Total assets	$857,558	$797,341	$735,517
Cash and cash equivalents	75,811	62,735	33,467
Investment securities available for sale	220,906	189,891	162,394
Federal Home Loan Bank of Chicago stock	3,142	4,198	3,028
Loans held for sale	227	632	552
Loans receivable, net	518,704	512,739	509,265
Foreclosed assets held for sale	120	259	386
Bank-owned life insurance	14,373	9,339	9,345
Deposits	752,020	667,632	601,700
Federal Home Loan Bank of Chicago advances	15,000	25,000	34,500
Total equity	71,658	85,304	82,564

	For the Fiscal Year Ended June 30,
	2022	2021	2020

	(In thousands)
Selected Operating Data:
Interest income	$24,792	$24,357	$26,982
Interest expense	2,529	4,178	8,694

Net interest income	22,263	20,179	18,288
Provision for loan losses	492	844	128

Net interest income after provision for loan losses	21,771	19,335	18,160
Noninterest income	5,504	6,258	4,810
Noninterest expense	19,448	18,212	17,086

Income before income tax expense	7,827	7,381	5,884
Income tax expense	2,043	2,034	1,639

Net income	$5,784	$5,347	$4,245

	At or For the Fiscal Years Ended June 30,
	2022	2021	2020
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.74%	0.72%	0.61%
Return on average equity (net income as a percentage of average equity)	7.07%	6.34%	5.30%
Interest rate spread (1)	2.87%	2.75%	2.52%
Net interest margin (2)	2.93%	2.86%	2.75%
Efficiency ratio (3)	70.04%	68.89%	73.97%
Dividend payout ratio	18.62%	17.05%	21.90%
Noninterest expense to average total assets	2.49%	2.46%	2.46%
Average interest-earning assets to average interest-bearing liabilities	119.13%	118.77%	117.80%
Average equity to average total assets	10.46%	11.40%	11.55%
Asset Quality Ratios:
Non-performing assets to total assets	0.15%	0.05%	0.15%
Non-performing loans to total loans	0.22%	0.03%	0.14%
Allowance for loan losses to non-performing loans	600.68%	4341.45%	879.27%
Allowance for loan losses to total loans	1.34%	1.27%	1.21%
Allowance for loan losses to total loans excluding PPP loans	1.34%	1.32%	1.27%
Net charge-offs (recoveries) to average loans	0.01%	0.09%	0.04%
Capital Ratios:
Community Bank Leverage Ratio:
Company (4)	10.7%	11.1%	11.0%
Association (4)	9.8%	10.5%	10.7%
Tier 1 capital (to adjusted total assets):
Company	10.7%	11.1%	11.0%
Association	9.8%	10.5%	10.7%
Tangible capital (to adjusted total assets):
Company	10.7%	11.1%	11.0%
Association	9.8%	10.5%	10.7%
Other Data:
Number of full service offices	7	7	7
Full time equivalent employees	112	111	107

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	Leverage Ratio (CBLR) is a new capital requirement which became effective for the Association for the quarter ended March 31, 2020. The CBLR is the ratio of Tier 1 capital to average assets.

Comparison of Financial Condition at June 30, 2022 and June 30, 2021

Total assets increased $60.2 million, or 7.6%, to $857.6 million at June 30, 2022 from $797.3 million at June 30, 2021. The increase was primarily due to a $13.1 million increase in cash and cash equivalents, a $31.0 million increase in investments and a $5.6 million increase in net loans.

Cash and cash equivalents increased by $13.1 million to $75.8 million at June 30, 2022, from $62.7 million at June 30, 2021. This increase was primarily due to an increase in deposits from public entities.

Investment securities, consisting entirely of securities available for sale, increased $31.0 million, or 16.3%, to $220.9 million at June 30, 2022 from $189.9 million at June 30, 2021. We had no held-to-maturity securities at June 30, 2022 or June 30, 2021.

Net loans receivable, including loans held for sale, increased by $5.6 million, or 1.1%, to $518.9 million at June 30, 2022 from $513.4 million at June 30, 2021. The increase in net loans receivable during this period was due primarily to a $15.9 million, or 62.8%, increase in construction loans, a $15.0 million, or 12.8%, increase in one- to four-family loans, an $11.5 million, or 7.4%, increase in commercial real estate loans, a $1.3 million, or 17.4%, increase in consumer loans, and a $299,000, or 4.5%, increase in home equity lines of credit, partially offset by a $16.2 million, or 15.5%, decrease in multi-family loans, and a $22.7 million, or 22.0%, decrease in commercial business loans.

Between June 30, 2021 and June 30, 2022, accrued interest receivable increased $126,000 to $2.0 million, deferred income taxes increased $7.5 million to $9.2 million, and mortgage servicing rights increased $450,000 to $1.5 million, while premises and equipment decreased $288,000 to $9.5 million, foreclosed assets held for sale decreased $139,000 to $120,000, and Federal Home Loan Bank (FHLB) stock decreased $1.1 million to $3.1 million. The increase in accrued interest receivable was primarily the result of an increase in the average balance of securities, the increase in deferred income taxes was mostly due to an increase in unrealized losses on available-for-sale securities, and the increase in mortgage servicing rights was due to an increase in the valuation of the asset.    The decrease in premises and equipment was the result of ordinary depreciation, while the decrease in foreclosed assets held for sale was due to the sale of property, and the decrease in FHLB stock was the result of a required reduction in the amount of excess stock that FHLBC allowed us to hold.

At June 30, 2022, our investment in bank-owned life insurance was $14.4 million, an increase of $5.0 million from $9.3 million at June 30, 2021. This increase was primarily a result of our purchase of $5.0 million in bank-owned life insurance to help offset our employee benefit costs. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for loan losses. At June 30, 2022, our investment of $14.4 million in bank-owned life insurance was 16.3% of our Tier 1 capital plus our allowance for loan losses.

Deposits increased $84.4 million, or 12.6%, to $752.0 million at June 30, 2022 from $667.6 million at June 30, 2021. Savings, NOW, and money market accounts increased $87.9 million, or 28.5%, to $396.6 million, noninterest bearing demand accounts increased $8.0 million, or 8.3%, to $104.9 million, certificates of deposit, excluding brokered certificates of deposit, decreased $4.3 million, or 1.7%, to $246.9 million, and brokered certificates of deposit decreased $7.2 million, or 66.9%, to $3.6 million.

Repurchase agreements increased $3.0 million, or 48.0%, to $9.2 million. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago and a line of credit from CIBC Bank USA. The FHLB advances decreased $10.0 million, or 40.0%, to $15.0 million at June 30, 2022 from $25.0 million at June 30, 2021, while the line of credit balance decreased $3.0 million to a zero balance at June 30, 2022 from $3.0 million at    June 30, 2021.

Total equity decreased $13.6 million, or 16.0%, to $71.7 million at June 30, 2022 from $85.3 million at June 30, 2021. Equity decreased primarily due to a decrease of $19.3 million in accumulated other comprehensive income (loss), net of tax, and the accrual of approximately $1.1 million in dividends to our shareholders. The decrease in accumulated other comprehensive income (loss) was primarily due to unrealized depreciation on available-for-sale securities, net of tax. These decreases were partially offset by net income of $5.8 million, and ESOP and stock equity plan activity of $916,000.

Comparison of Operating Results for the Years Ended June 30, 2022 and 2021

General. Net income increased $437,000, or 8.2%, to $5.8 million net income for the year ended June 30, 2022 from $5.3 million net income for the year ended June 30, 2021. The increase was due to an increase in net interest income and a decrease in provisions for loan losses, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Net Interest Income. Net interest income increased by $2.1 million, or 10.3%, to $22.3 million for the year ended June 30, 2022 from $20.2 million for the year ended June 30, 2021. The increase was due to a decrease of $1.6 million in interest expense and an increase of $435,000 in interest and dividend income. A $52.3 million, or 7.4%, increase in the average balance of interest earning assets was partially offset by a $42.1 million, or 7.1%, increase in the average balance of interest bearing liabilities. Our interest rate spread increased 12 basis points to 2.87% for the year ended June 30, 2022 from 2.75% for the year ended June 30, 2021, and our net interest margin increased by 7 basis points to 2.93% for the year ended June 30, 2022 from 2.86% for the year ended June 30, 2021.

Interest and Dividend Income. Interest and dividend income increased $435,000, or 1.8%, to $24.8 million for the year ended June 30, 2022 from $24.4 million for the year ended June 30, 2021. The increase in interest income was due to a $1.2 million increase in interest income on securities, and a $32,000 increase in other interest income, partially offset by an $804,000 decrease in interest income on loans. Interest income on loans included about $729,000 and $702,000, in deferred PPP fees in years ended June 30, 2022 and 2021, respectively. A decrease of $804,000, or 3.8%, in interest on loans resulted from a 10 basis point, or 2.5%, decrease in the average yield on loans to 3.97% from 4.07%, and a $7.3 million, or 1.4%, decrease in the average balance of loans to $508.9 million for the year ended June 30, 2022. Interest on securities increased $1.2 million, or 38.4%, due to an 11 basis point, or 5.7%, increase in the average yield on securities to 2.03% for the year ended June 30, 2022 from 1.92% for the year ended June 30, 2021, and a $50.0 million increase in the average balance of securities to $213.8 million at June 30, 2022 from $163.8 million at June 30, 2021.

Interest Expense. Interest expense decreased $1.6 million, or 39.5%, to $2.5 million for the year ended June 30, 2022 from $4.2 million for the year ended June 30, 2021. The decrease was primarily due to lower market rates of interest during the period ended June 30, 2022, partially offset by an increased average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $1.6 million, or 44.0%, to $2.1 million for the year ended June 30, 2022, from $3.7 million for the year ended June 30, 2021. This decrease was primarily due to a 32 basis point, or 48.3% decrease in the average cost of interest-bearing deposits to 0.34% from 0.66%, partially offset by an increase in the average balance of interest-bearing deposits to $605.0 million for the year ended June 30, 2022, from $559.0 million for the year ended June 30, 2021.

Interest expense on borrowings, including FHLB advances, our line of credit at CIBC Bank USA, and repurchase agreements, decreased $24,000, or 5.0%, to $461,000 for the year ended June 30, 2022 from $485,000 for the year ended June 30, 2021. This decrease was due to a decrease in the average balance of borrowings to $32.1 million for the year ended June 30, 2022 from $36.1 million for the year ended June 30, 2021, partially offset by a 10 basis point increase in the average cost of such borrowings to 1.44% for the year ended June 30, 2022 from 1.34% for the year ended June 30, 2021

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a provision for loan losses of $492,000 for the year ended June 30, 2022, compared to a provision for loan losses of $844,000 for the year ended June 30, 2021. The allowance for loan losses was $7.1 million, or 1.34% of total loans, or 1.34% of total loans excluding PPP loans, at June 30, 2022, compared to $6.6 million, or 1.27% of total loans, or 1.32% of total loans excluding PPP loans, at June 30, 2021. Non-performing loans increased during the year ended June 30, 2022, to $1.2 million, from $152,000 at June 30, 2021. During the year ended June 30, 2022, net charge-offs of $39,000 were recorded, while during the year ended June 30, 2021, $479,000 in net charge-offs were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Allowance to non-performing loans	600.68%	4341.45%
Allowance to total loans outstanding at the end of the period	1.34%	1.27%
Allowance to total loans outstanding, excluding PPP loans, at end of the period	1.34%	1.32%
Net charge-offs to average total loans outstanding during the period, annualized	0.01%	0.09%
Total non-performing loans to total loans	0.22%	0.03%
Total non-performing assets to total assets	0.15%	0.05%

Noninterest Income. Noninterest income decreased $754,000, or 12.0%, to $5.5 million for the year ended June 30, 2022 from $6.3 million for the year ended June 30, 2021. The decrease was primarily due to a decrease in the gain on the sale of loans, a decrease in the net realized gain on sale of available-for-sale securities, and a decrease in other service charges and fees, partially offset by an increase in other income, an increase in bank-owned life insurance income, an increase in mortgage banking income, net, an increase in brokerage commissions and an increase in customer service fees. For the year ended June 30, 2022, gains on the sale of loans decreased $1.1 million to $515,000, net realized gain on sale of available-for-sale securities decreased $595,000 to $(275,000), and other service charges and fees decreased $105,000 to $314,000, while other income increased $460,000 to $1.5 million, bank-owned life insurance income increased $77,000 to $488,000, mortgage banking income, net, increased $184,000 to $797,000, brokerage commissions increased $164,000 to $1.1 million, and customer service fees increased $72,000 to $347,000. The decrease in the gain on the sale of loans was a result of a decrease in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the year ended June 30, 2022, and decrease in net realized gain on sale of available-for-sale securities was due to more securities sold for a gain in the year ended June 30, 2021. The decrease in other service charges and fees was due to a decrease in the number of fees charged in the year ended June 30, 2022. The increase in other income was mostly due to an increase in debit card and ATM income. The increase in bank-owned life insurance income was due to the receipt of death benefit proceeds and the purchase of additional bank-owned life insurance in the year ended June 30, 2022. The increase in mortgage banking income, net, resulted from an increase in the value of our mortgage servicing rights in the year ended June 30, 2022, while the increase in brokerage commissions was the result of an increase in the amount of renewal commissions and management fees. The increase in customer service fees was due to fewer customer services performed and more customer fees waived, partially as a result of COVID-19, in the year ended June 30, 2021.

Noninterest Expense. Noninterest expense increased $1.2 million, or 6.8%, to $19.4 million for the year ended June 30, 2022 from $18.2 million for the year ended June 30, 2021. The largest components of this increase were compensation and benefits, which increased $1.2 million, or 9.7%, and equipment expense, which increased $264,000, or 15.3%. These increases were partially offset by decreases in professional services, which decreased $93,000, or 18.9% and advertising expense, which decreased $37,000, or 8.4%. Compensation and benefits increased due to normal salary increases, annual incentive plan increases, and increased medical costs, while equipment expense increased as a result of an increase in the cost of core processing. Professional services decreased as a result of additional services received during the year ended June 30, 2021, while, advertising expenses decreased due to additional digital advertising in the year ended June 30, 2021.

Income Tax Expense. We recorded a provision for income tax of $2.0 million for the year ended June 30, 2022, compared to a provision for income tax of $2.0 million for the year ended June 30, 2021, reflecting effective tax rates of 26.1% and 27.6%, respectively.

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

	For the Fiscal Years Ended June 30,
	2022			2021			2020
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$122,652	$5,052	4.12%	$122,179	$5,391	4.41%	$128,915	$5,950	4.62%
Multi-family	92,372	3,721	4.03	103,612	4,305	4.15	103,710	4,414	4.26
Commercial	162,236	6,419	3.96	151,690	6,346	4.18	145,978	6,544	4.48
Home equity lines of credit	6,496	286	4.40	7,794	349	4.48	8,916	420	4.71
Construction loans	30,856	1,178	3.82	18,376	678	3.69	19,098	946	4.95
Commercial business loans	86,223	3,221	3.74	104,702	3,573	3.41	89,023	4,254	4.78
Consumer loans	8,048	318	3.95	7,791	357	4.58	7,410	389	5.25

Total loans	508,883	20,195	3.97	516,144	20,999	4.07	503,050	22,917	4.56

Securities:
U.S. government, federal agency and government-sponsored enterprises	25,234	466	1.85	13,379	292	2.18	13,636	354	2.60
U.S. government sponsored mortgage-backed securities	186,837	3,830	2.05	149,052	2,809	1.88	131,059	3,327	2.54
State and political subdivisions	1,739	51	2.93	1,334	39	2.92	1,981	46	2.32

Total securities	213,810	4,347	2.03	163,765	3,140	1.92	146,676	3,727	2.54
Other	36,341	250	0.69	26,853	218	0.81	15,586	338	2.17

Total interest-earning assets	759,034	24,792	3.27	706,762	24,357	3.45	665,312	26,982	4.06

Noninterest-earning assets	23,342			33,033			28,160

Total assets	$782,376			$739,795			$693,472

Interest-bearing liabilities:
Interest-bearing checking or NOW	$109,929	134	0.12	$90,459	137	0.15	$63,964	188	0.29
Savings accounts	70,111	105	0.15	57,900	114	0.20	46,552	164	0.35
Money market accounts	166,787	549	0.33	132,860	492	0.37	103,150	1,053	1.02
Certificates of deposit	258,199	1,280	0.50	277,752	2,950	1.06	308,089	6,505	2.11

Total interest-bearing deposits	605,026	2,068	0.34	558,971	3,693	0.66	521,755	7,910	1.52
Borrowings and repurchase agreements	32,110	461	1.44	36,088	485	1.34	43,023	784	1.82

Total interest-bearing liabilities	637,136	2,529	0.40	595,059	4,178	0.70	564,778	8,694	1.54
Noninterest-bearing deposits	55,722			49,297			39,515
Noninterest-bearing liabilities	7,674			11,115			9,062

Total liabilities	700,532			655,471			613,355
Equity	81,844			84,324			80,117

Total liabilities and equity	782,376			739,795			693,472

Net interest income		$22,263			$20,179			$18,288

Net interest rate spread (2)			2.87%			2.75%			2.52%
Net interest-earning assets (3)	$121,898			$111,703			$100,534

Net interest margin (4)			2.93%			2.86%			2.75%
Average interest-earning assets to interest-bearing liabilities	119%			119%			118%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the changes due to rate and the changes due to volume in proportion to the relationship of the absolute dollar amounts of change in each, and there are no out-of-period items or adjustments.

	Fiscal Years Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate

	(In thousands)
Interest-earning assets:
Loans	$(293)	$(511)	$(804)
Securities	1,017	190	1,207
Other	68	(36)	32

Total interest-earning assets	$792	$(357)	$435

Interest-bearing liabilities:
Interest-bearing checking or NOW	$26	$(29)	$(3)
Savings accounts	22	(31)	(9)
Certificates of deposit	(196)	(1,474)	(1,670)
Money market accounts	115	(58)	57

Total interest-bearing deposits	(33)	(1,592)	(1.625)
Federal Home Loan Bank advances	(57)	33	(24)

Total interest-bearing liabilities	$(90)	$(1,559)	$(1,649)

Change in net interest income	$882	$1,202	$2,084

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

The tables below illustrate the simulated impact of rate shock scenarios up to 400 basis points over a two-year period on our earnings at risk for net interest income. The earnings at risk tables show net interest income decreasing in a rising rate environment. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2022 resulting from immediate rate shocks ranging from -400 basis points to +400 basis points..

Earnings at Risk

Change in Interest	% Change in Net Interest Income
Rates (basis points)	6/30/23	6/30/22
+400	6.71	2.52
+300	5.25	2.01
+200	3.76	1.49
+100	1.79	0.65
0
-100	(7.83)	(6.64)
-200	(13.64)	(10.52)
-300	(16.90)	(12.28)
-400	(18.42)	(13.22)

Net Economic Value of Equity (NEVE) at Risk

Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE
+400	121,934	(4.56)
+300	123,061	(3.67)
+200	124,350	(2.67)
+100	125,949	(1.41)
0	127,756
-100	124,356	(2.66)
-200	120,043	(6.04)
-300	114,542	(10.34)
-400	114,238	(10.58)

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2022 and 2021, our liquidity ratio averaged 31.2% and 25.0% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2022.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2022, cash and cash equivalents totaled $75.8 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2022, we had $28.0 million in loan commitments outstanding, and $116.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2022 totaled $218.7 million, or 29.1% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2023. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2022 and 2021, we originated $296.2 million and $261.3 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $84.4 million for the year ended June 30, 2022, and a net increase in total deposits of $65.9 million for the year ended June 30, 2021. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, and CIBC Bank USA.    Federal Home Loan Bank advances were $15.0 million at June 30, 2022. At June 30, 2022, we had the ability to borrow up to an additional $109.9 million from the Federal Home Loan Bank of Chicago based on our collateral, had $7.5 million available on our CIBC Bank line of credit, and had the ability to borrow an additional $41.0 million from the Federal Reserve based upon current collateral pledged.

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

At June 30, 2022, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See Note 13 Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2022. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2022 is effective.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 21, 2022 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2022 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2012 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	134,143	$16.63	314,125
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	134,143	$16.63	314,125

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of IF Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)

10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (3)

10.2	Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (3)

10.3	Change in Control Agreement of Pamela J. Verkler (4)

10.4	Change in Control Agreement of Thomas J. Chamberlain (9)

10.5	Amendment One to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (5)

10.6	Amendment One to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (5)

10.7	Amendment Two to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (6)

10.8	Amendment Two to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (6)

10.9	Directors Non Qualified Retirement Plan (1)

10.10	IF Bancorp, Inc. 2012 Equity Incentive Plan (7)

21.0	List of Subsidiaries (1)

23.0	Consent of FORVIS, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (8)

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended June 30, 2022 and 2021 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2022 and 2021, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021, and (vi) the notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2018.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2015.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2016.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017.

(7)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2012.
(8)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(9)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 11, 2017.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 15, 2022	By:	/s/ Walter H. Hasselbring, III
Walter H. Hasselbring, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Walter H. Hasselbring, III Walter H. Hasselbring, III	President, Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2022

/s/ Pamela J. Verkler Pamela J. Verkler	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2022

/s/ Gary Martin Gary Martin	Chairman of the Board	September 15, 2022

/s/ Alan D. Martin Alan D. Martin	Director	September 15, 2022

/s/ Joseph A. Cowan Joseph A. Cowan	Director	September 15, 2022

/s/ Wayne A. Lehmann Wayne A. Lehmann	Director	September 15, 2022

/s/ Dennis C. Wittenborn Dennis C. Wittenborn	Director	September 15, 2022

/s/ Rodney E. Yergler Rodney E. Yergler	Director	September 15, 2022

IF Bancorp, Inc.
Report of Independent Registered Public
Accounting
Firm
and
Consolidated
Financial Statements
June 30, 2022 and
2021

IF Bancorp, Inc.
Consolidated Financial Statements
Years Ended June 30, 2022 and 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
IF Bancorp, Inc.
Watseka, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

Allowance for Loan Losses
As described in Note 3 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $7.1 million at June 30, 2022. The ALLL is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The determination of the ALLL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, risk grading loans, identifying loan impairments, among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the ALLL.
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

•
Evaluating the design effectiveness of controls over the Company’s ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans and management’s review controls over the ALLL balance as a whole;

•	Testing of completeness and accuracy of the information utilized in the ALLL;

•	Testing the computational accuracy of the calculations utilized in the ALLL;

•	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions used;

•	Testing the internal loan review functions and evaluating the assigned loan grades for appropriateness and reasonableness;

•	Assessing the reasonableness of specific reserves on individually assessed impaired loans;

•	Evaluating the overall reasonableness of qualitative factors used by considering the past performance of the Company;

•	Reviewing subsequent events and considering whether they support or contradict the Company’s ALLL estimate;

•	Evaluating the appropriateness of accounting conclusions related to loan modifications.
(Formerly BKD, LLP)
We have served as the Company’s auditor since 2009.

/s/ FORVIS, LLP
Decatur, Illinois
September 15, 2022

IF Bancorp, Inc.
Consolidated Balance Sheets
June 30, 2022 and 2021
(in thousands)
Assets

	2022	2021
Cash and due from banks	$74,494	$60,785
Interest-bearing demand deposits	1,317	1,950

Cash and cash equivalents	75,811	62,735

Interest-bearing time deposits in banks	1,500	2,250
Available-for-sale securities	220,906	189,891
Loans, net of allowance for loan losses of $ 7,052 and $ 6,599 at June 30, 2022 and 2021, respectively	518,931	513,371
Premises and equipment, net of accumulated depreciation of $ 8,704 and $ 8,695 at June 30, 2022 and 2021, respectively	9,505	9,793
Federal Home Loan Bank stock, at cost	3,142	4,198
Foreclosed assets held for sale	120	259
Accrued interest receivable	2,023	1,897
Bank-owned life insurance	14,373	9,339
Mortgage servicing rights	1,463	1,013
Deferred income taxes	9,166	1,697
Other	618	898

Total assets	$857,558	$797,341

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2022	2021
Liabilities
Deposits
Demand	$104,944	$96,923
Savings, NOW and money market	396,600	308,741
Certificates of deposit	246,909	251,198
Brokered certificates of deposit	3,567	10,770

Total deposits	752,020	667,632

Repurchase agreements	9,244	6,245
Federal Home Loan Bank advances	15,000	25,000
Line of credit and other borrowings	—	3,000
Advances from borrowers for taxes and insurance	503	928
Accrued post-retirement benefit obligation	2,620	3,065
Accrued interest payable	176	199
Other	6,337	5,968

Total liabilities	785,900	712,037

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 3,257,626 and 3,240,376 shares issued and outstanding at June 30, 2022 and 2021, respectively	32	32
Additional paid-in capital	50,342	49,619
Unearned ESOP shares, at cost, 173,205 and 192,450 shares at June 30, 2022 and 2021, respectively	(1,732)	(1,925)
Retained earnings	40,362	35,645
Accumulated other comprehensive income (loss), net of tax	(17,346)	1,933

Total stockholders’ equity	71,658	85,304

Total liabilities and stockholders’ equity	$857,558	$797,341

IF Bancorp, Inc.
Consolidated Statements of Income
Years Ended June 30, 2022 and 2021
(in thousands)

	2022	2021
Interest Income
Interest and fees on loans	$20,195	$20,999
Securities
Taxable	4,296	3,101
Tax-exempt	51	39
Federal Home Loan Bank dividends	120	128
Deposits with financial institutions	130	90

Total interest and dividend income	24,792	24,357

Interest Expense
Deposits	2,068	3,693
Federal Home Loan Bank advances and repurchase agreements	382	409
Line of credit and other borrowings	79	76

Total interest expense	2,529	4,178

Net Interest Income	22,263	20,179
Provision for Loan Losses	492	844

Net Interest Income After Provision for Loan Losses	21,771	19,335

Noninterest Income
Customer service fees	347	275
Other service charges and fees	314	419
Insurance commissions	692	645
Brokerage commissions	1,131	967
Net realized gains (losses) on sale of available-for-sale securities	(275)	320
Mortgage banking income, net	797	613
Gain on sale of loans	515	1,573
Bank-owned life insurance income, net	488	411
Other	1,495	1,035

Total noninterest income	5,504	6,258

See Notes to Consolidated Financial Statements

	2022	2021
Noninterest Expense
Compensation and benefits	$13,051	$11,897
Office occupancy	951	900
Equipment	1,994	1,730
Federal deposit insurance	197	178
Stationary, printing and office	71	75
Advertising	404	441
Professional services	398	491
Supervisory examination	162	147
Audit and accounting services	142	138
Organizational dues and subscriptions	52	50
Insurance bond premiums	187	181
Telephone and postage	160	191
Loss on sale of foreclosed assets	6	30
Other	1,673	1,763

Total noninterest expense	19,448	18,212

Income Before Income Tax	7,827	7,381
Provision for Income Taxes	2,043	2,034

Net Income	$5,784	$5,347

Earnings Per Share:
Basic	$1.88	$1.76
Diluted	$1.84	$1.74
Dividends Paid Per Share	$0.35	$0.30

IF Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended June 30, 2022 and 2021
(in thousands)

	2022	2021
Net Income	$5,784	$5,347

Other Comprehensive Loss
Unrealized depreciation on available-for-sale securities, net of taxes of $(7,902) and $(907) for 2022 and 2021, respectively	(19,821)	(2,276)
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $(78) and $92 for 2022 and 2021, respectively	(197)	228

	(19,624)	(2,504)

Change in postretirement health plan gains and losses, net of taxes of $137 and $94 for 2022 and 2021, respectively	345	234

Other comprehensive loss, net of tax	(19,279)	(2,270)

Comprehensive Income (Loss)	$(13,495)	$3,077

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended June 30, 2022 and 2021
(in thousands)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total
Balance, July 1, 2020	$32	$49,239	$(2,117)	$31,207	$4,203	$82,564
Net income	—	—	—	5,347	—	5,347
Other comprehensive loss	—	—	—	—	(2,270)	(2,270)
Dividends on common stock, $0.30 per share	—	—	—	(909)	—	(909)
Stock equity plan	—	193	—	—	—	193
ESOP shares earned, 19,245 shares	—	187	192	—	—	379

Balance, June 30, 2021	32	49,619	(1,925)	35,645	1,933	85,304
Net income	—	—	—	5,784	—	5,784
Other comprehensive loss	—	—	—	—	(19,279)	(19,279)
Dividends on common stock, $0.35 per share	—	—	—	(1,067)	—	(1,067)
Stock options exercised	—	315	—	—	—	315
Stock equity plan	—	156	—	—	—	156
ESOP shares earned, 19,245 shares	—	252	193	—	—	445

Balance, June 30, 2022	$32	$50,342	$(1,732)	$40,362	$(17,346)	$71,658

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2022 and 2021
(in thousands)

	2022	2021
Operating Activities
Net income	$5,784	$5,347
Items not requiring (providing) cash
Depreciation	675	679
Provision for loan losses	492	844
Amortization of premiums and discounts on securities	614	855
Deferred income taxes	218	(162)
Net realized gains on loan sales	(515)	(1,573)
Net realized (gains) losses on sales of available-for-sale securities	275	(320)
Loss on foreclosed real estate held for sale	6	30
Bank-owned life insurance income, net	(488)	(411)
Originations of loans held for sale	(27,546)	(57,465)
Proceeds from sales of loans held for sale	28,016	58,660
ESOP compensation expense	445	379
Stock equity plan expense	156	193
Changes in
Accrued interest receivable	(126)	11
Other assets	280	(264)
Accrued interest payable	(23)	(338)
Post-retirement benefit obligation	37	87
Other liabilities	369	315

Net cash provided by operating activities	8,669	6,867

Investing Activities
Net change in interest bearing time deposits	750	750
Purchases of available-for-sale securities	(98,784)	(79,590)
Proceeds from the sales of available-for-sale securities	6,049	12,891
Proceeds from maturities and pay-downs of available-for-sale securities	33,383	35,164
Net change in loans	(6,577)	(4,639)
Purchase of premises and equipment	(387)	(279)
Proceeds from the sale of foreclosed assets	253	418
Purchase of Federal Home Loan Bank stock	—	(1,170)
Redemption of Federal Home Loan Bank stock	1,056	—
Purchase of bank-owned life insurance	(5,000)	—
Proceeds from settlement of bank-owned life insurance death claim	454	417

Net cash used in investing activities	(68,803)	(36,038)

See Notes to Consolidated Financial Statements

	2022	2021
Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$95,880	$85,455
Net decrease in certificates of deposit, including brokered certificates	(11,492)	(19,523)
Net increase (decrease) in advances from borrowers for taxes and insurance	(425)	409
Proceeds from Federal Home Loan Bank advances	—	77,000
Repayment of Federal Home Loan Bank advances	(10,000)	(86,500)
Repayments of other borrowings	(3,000)	—
Net increase in repurchase agreements	2,999	2,507
Dividends paid	(1,067)	(909)
Proceeds from exercise of stock options	315	—

Net cash provided by financing activities	73,210	58,439

Increase in Cash and Cash Equivalents	13,076	29,268
Cash and Cash Equivalents, Beginning of Year	62,735	33,467

Cash and Cash Equivalents, End of Year	$75,811	$62,735

Supplemental Cash Flows Information
Interest paid	$2,552	$4,516
Income taxes paid (net of refunds)	$1,956	$2,743
Foreclosed assets acquired in settlement of loans	$120	$321

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
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
June 30, 2022 and 2021
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair value measurements of investment securities, loan servicing rights and income taxes.
Interest-bearing Time Deposits in Banks
Interest-bearing time deposits in banks mature within three years and are carried at cost.
Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2022 and 2021, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.
At June 30, 2022, the Company’s cash accounts exceeded federally insured limits by approximately $3,017,000. The Company had approximately $67,200,000 at the Federal Reserve and Federal Home Loan Banks, which are government-affiliated entities not insured by the FDIC.
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
June 30, 2022 and 2021
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
The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows or the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified
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
June 30, 2022 and 2021
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Long-Lived Asset Impairment
The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset are less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No asset impairment was recognized during the years ended June 30, 2022 and 2021.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
Income Taxes
The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740,
Income Taxes
). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid
or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive loss, net of applicable income taxes. Other comprehensive loss includes unrealized depreciation on available-for-sale
securities and changes in the funded status of the postretirement health benefit plan.
Stock-based Compensation Plans
At June 30, 2022 and 2021, the Company has stock-based compensation plans (stock options and restricted stock) which are described more fully in Note 16.
COVID-19
The Company is subject to risks and uncertainties as a result of the
COVID-19
pandemic. Significant progress has been made to combat the outbreak of
COVID-19;
however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. With the availability and distribution of
COVID-19
vaccines and anti-viral treatments, the pandemic recovery has brought improvements in commercial and consumer activity and the U.S. economy. However, as new variants of the
COVID-19
virus emerge, the Company could experience further adverse effects on its business, financial condition, results of operations, liquidity and cash flows, the extent to which is uncertain.
Recent and Future Accounting Requirements
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale
debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update will be effective for interim and annual periods beginning after December 15, 2022. In preparation for the adoption of ASU
2016-13,
we engaged a firm specializing in ALLL modeling and have been transition modeling for the past couple years. We also had our CECL model validated by an independent firm. We early adopted, effective July 1, 2022. The Company’s initial estimate of the impact of adopting ASU
2016-13
is an increase of less than 5% in the allowance for
credit
 losses, with offsetting cumulative effect adjustment to retained earnings.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Note 2:	Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2022:
U.S. Treasury	$3,483	$—	$(83)	$3,400
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	9,488	—	(367)	9,121
Mortgage-backed:
GSE residential	210,367	47	(22,229)	188,185
Small Business Administration	17,960	3	(1,521)	16,442
State and political subdivisions	3,754	4	—	3,758

	$245,052	$54	$(24,200)	$220,906

June 30, 2021:
U.S. Treasury	$990	$6	$—	$996
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	7,522	517	—	8,039
Mortgage-backed:
GSE residential	167,711	4,011	(1,307)	170,415
Small Business Administration	9,115	105	(30)	9,190
State and political subdivisions	1,251	—	—	1,251

	$186,589	$4,639	$(1,337)	$189,891

With the exception of U.S. Government and federal agency securities,
Mortgage-backed-GSE
residential securities and Small Business Administration securities with a book value of $
9,488
,000, $
210,367
,000 and $
17,960
,000, respectively, and a market value of $
9,121
,000, $
188,185
,000 and $
16,442
,000, respectively, at June 30, 2022, the Company held no securities at June 30, 2022 with a book value that exceeded 10% of total equity.
All mortgage-backed securities at June 30, 2022 and 2021 were issued by government sponsored enterprises.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

The amortized cost and fair value of
available-for-sale
securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$1,999	$1,977
One to five years	9,274	9,069
Five to ten years	10,598	10,044
After ten years	12,814	11,631

	34,685	32,721
Mortgage-backed securities	210,367	188,185

Totals	$245,052	$220,906

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $
125,209
,000 at June 30, 2022 and $
96,429
,000 at June 30, 2021.
Gross gains of $
0
and $
327
,000 and gross losses of $
275
,000 and $
7
,000 resulting from sales of
available-for-sale
securities were realized for 2022 and 2021, respectively. The tax provision (credit) applicable to these net realized gains (losses) amounted to approximately $
(78
,000) and $

,000 for 2022 and 2021, respectively.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2022 and 2021, was $209,133,000 and $85,118,000, respectively, which is approximately 95% and 45% of the Company’s available-for-sale

investment portfolio. These declines in fair value at June 30, 2022 and 2021, resulted from changes in market interest rates and are considered temporary.
The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and 2021:

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022:
U.S. Treasury	$3,400	$(83)	$—	$—	$3,400	$(83)
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	9,121	(367)	—	—	9,121	(367)
Mortgage-backed:
GSE residential	144,042	(15,267)	37,587	(6,962)	181,629	(22,229)
Small Business Administration	12,955	(1,160)	2,028	(361)	14,983	(1,521)

Total temporarily impaired securities	$169,518	$(16,877)	$39,615	$(7,323)	$209,133	$(24,200)

June 30, 2021:
Mortgage-backed:
GSE residential	$75,002	(1,259)	4,160	(48)	79,162	(1,307)
Small Business Administration	5,956	(30)	—	—	5,956	(30)

Total temporarily impaired securities	$80,958	$(1,289)	$4,160	$(48)	$85,118	$(1,337)

The unrealized losses on the Company’s investment in U.S. Treasury, U.S. Government and federal agency, GSE residential mortgage-backed securities and Small Business Administration securities at June 30, 2022 and 2021, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022 and 2021.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Note 3:	Loans and Allowance for Loan Losses
Classes of loans at June 30, include:

	2022	2021
Real estate loans
One- to four-family, including home equity loans	$132,474	$117,435
Multi-family	88,247	104,433
Commercial	167,375	155,884
Home equity lines of credit	6,987	6,688
Construction	41,254	25,345
Commercial	80,418	103,088
Consumer	8,981	7,653

	525,736	520,526
Less
Unearned fees and discounts, net	(247)	556
Allowance for loan losses	7,052	6,599

Loans, net	$518,931	$513,371

The Company had loans held for sale included in
one-
to four-family real estate loans totaling $227,000 and $632,000 as of June 30, 2022 and 2021, respectively.
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
June 30, 2022 and 2021
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
June 30, 2022 and 2021
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
The Company also offers USDA (USDA Rural Development), FHA and VA loans that are originated through a nationwide wholesale lender.
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
June 30, 2022 and 2021
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
Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of June 30, 2022, the Company had no PPP loans, compared to 364 loans totaling $20.6 million at June 30, 2021.
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
June 30, 2022 and 2021
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
Loan Concentrations
The loan portfolio includes a concentration of loans secured by commercial real estate properties, including commercial real estate construction loans, amounting to $290,972,000 and $274,892,000 as of June 30, 2022 and 2021, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $1,570,000 and $3,578,000 at June 30, 2022 and 2021, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $29,972,000 and $26,870,000 at June 30, 2022 and 2021, respectively, of which $13,234,000 and $9,718,000, at June 30, 2022 and 2021 were outside of our primary market area. These participation loans are secured by real estate and other business assets.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2022 and 2021:

	2022
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$967	$1,674	$1,831	$67
Provision charged to expense	100	(299)	154	3
Losses charged off	(40)	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,028	$1,375	$1,985	$70

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,028	$1,375	$1,985	$70

Loans:
Ending balance	$132,474	$88,247	$167,375	$6,987

Ending balance: individually evaluated for impairment	$1,350	$—	$—	$—

Ending balance: collectively evaluated for impairment	$131,124	$88,247	$167,375	$6,987

	2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$258	$1,740	$62	$6,599
Provision charged to expense	231	265	38	492
Losses charged off	—	—	(27)	(67)
Recoveries	—	20	7	28

Balance, end of year	$489	$2,025	$80	$7,052

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$489	$2,025	$80	$7,052

Loans:
Ending balance	$41,254	$80,418	$8,981	$525,736

Ending balance: individually evaluated for impairment	$—	$35	$—	$1,385

Ending balance: collectively evaluated for impairment	$41,254	$80,383	$8,981	$524,351

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

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
June 30, 2022 and 2021
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
June 30, 2022 and 2021
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
June 30, 2022 and 2021
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
June 30, 2022 and 2021
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
The following tables present the credit risk profile of the Company’s loan portfolio, as of June 30, 2022 and 2021, based on rating category and payment activity:

	Real Estate Loans
June 30, 2022	One- to four-family	Multi-family	Commercial	Home Equity Lines of Credit	Construction
Pass	$130,950	$87,993	$164,424	$6,987	$41,254
Watch	—	—	—	—	—
Substandard	1,524	254	2,951	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$132,474	$88,247	$167,375	$6,987	$41,254

June 30, 2022, (Continued)	Commercial	Consumer	Total
Pass	$73,226	$8,970	$513,804
Watch	—	—	—
Substandard	7,192	11	11,932
Doubtful	—	—	—
Loss	—	—	—

Total	$80,418	$8,981	$525,736

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

	Real Estate Loans
June 30, 2021	One- to four-family	Multi- family	Commercial	Home Equity Lines of Credit	Construction
Pass	$116,980	$104,170	$154,833	$6,688	$25,345
Watch	—	—	954	—	—
Substandard	455	263	97	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$117,435	$104,433	$155,884	$6,688	$25,345

June 30, 2021, (Continued)	Commercial	Consumer	Total
Pass	$97,078	$7,652	$512,746
Watch	5,964	1	6,919
Substandard	46	—	861
Doubtful	—	—	—
Loss	—	—	—

Total	$103,088	$7,653	$520,526

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2022 and 2021:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2022
Real estate loans:
One- to four-family	$374	$144	$1,174	$1,692	$130,782	$132,474	$47
Multi-family	—	—	—	—	88,247	88,247	—
Commercial	—	—	—	—	167,375	167,375	—
Home equity lines of credit	—	—	—	—	6,987	6,987	—
Construction	—	—	—	—	41,254	41,254	—
Commercial	—	—	—	—	80,418	80,418	—
Consumer	78	21	—	99	8,882	8,981	—

Total	$452	$165	$1,174	$1,791	$523,945	$525,736	$47

June 30, 2021
Real estate loans:
One- to four-family	$320	$52	$152	$524	$116,911	$117,435	$118
Multi-family	—	—	—	—	104,433	104,433	—
Commercial	86	—	—	86	155,798	155,884	—
Home equity lines of credit	55	—	—	55	6,633	6,688	—
Construction	—	—	—	—	25,345	25,345	—
Commercial	9	—	—	9	103,079	103,088	—
Consumer	6	—	—	6	7,647	7,653	—

Total	$476	$52	$152	$680	$519,846	$520,526	$118

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
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
The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring. Included in certain loan categories in the impaired loans are $998,000 in troubled debt restructurings that were classified as impaired.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2022 and 2021:

June 30, 2022
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
Loans without a specific allowance:
Real estate loans:
One- to four-family	$1,350	$1,350	$—	$1,361	$15	$13
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	35	35	—	40	4	4
Consumer	—	—	—	—	—	—

Loans with a specific allowance:
Real estate loans:
One- to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Real estate loans:
One- to four-family	$1,350	$1,350	$—	$1,361	$15	$13
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	35	35	—	40	4	4
Consumer	—	—	—	—	—	—

Total	$1,385	$1,385	$—	$1,401	$19	$17

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

The following table presents the Company’s nonaccrual loans at June 30, 2022 and 2021:

	2022	2021
Real estate loans
One- to four-family, including home equity loans	$1,127	$34
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	—	—
Consumer	—	—

Total	$1,127	$34

At June 30, 2022 and 2021, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s) and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of June 30, 2022 and 2021. All were performing according to the terms of the restructuring as of June 30, 2022, and with the exception of a single one-
to four-family loan for $118,000, all loans were performing according to the terms of restructuring as of June 30, 2021. All loans listed as of both June 30, 2022 and 2021 were accruing.

	June 30, 2022	June 30, 2021
Real estate loans
One- to four-family	$962	$1,218
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—

Total real estate loans	962	1,218

Construction	—	—
Commercial	36	46
Consumer	—	—

Total	$998	$1,264

2022 Modifications
During the year ended June 30, 2022, one previously modified TDR was modified a second time to amortize for full payment by original maturity.
2021 Modifications
During the year ended June 30, 2021, the Company did not modify any loans.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

COVID-19
Modifications
Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain
COVID-19
loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to
COVID-19;
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. At June 30, 2022, we had outstanding a total of 93 loans with current balances of $48.3 million that received
COVID-19
modifications at some point. These modifications allowed borrowers to pay interest only for up to six months. As of June 30, 2022, 90 of these loans totaling $45.2 million have returned to principal and interest payments. The remaining 3 loans totaling $3.1 million still under temporary modifications are all classified as substandard.
TDRs with Defaults
The Company had no TDRs in default and no restructured loans in foreclosure as of June 30, 2022. The Company had one TDR, a one-
to four-family residential loan for $118,000 that was in default as of June 30, 2021, and was restructured in prior years. No restructured loans were in foreclosure at June 30, 2021. The Company defines a default as any loan that becomes 90 days or more past due.
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
We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of June 30, 2022 and 2021, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $120,000 and $68,000, respectively. In addition, as of June 30, 2022 and 2021, we had residential mortgage loans and home equity loans with a carrying value of $0 and $34,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Note 4:	Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:

	2022	2021
Land	$2,028	$2,028
Buildings and improvements	11,518	11,358
Furniture and equipment	4,663	5,102

	18,209	18,488
Less accumulated depreciation	8,704	8,695

Net premises and equipment	$9,505	$9,793

Note 5:	Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $141,229,000 and $138,119,000 at June 30, 2022 and 2021, respectively.
Custodial escrow balances in connection with the foregoing loan servicing were $691,000 and $747,000 at June 30, 2022 and 2021, respectively.
The aggregate fair value of capitalized mortgage servicing rights at June 30, 2022 and 2021 was $1,463,000 and $1,013,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.
The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2022	2021
Fair value, beginning of period	$1,013	$715
Additions:
Servicing assets resulting from asset transfers	287	433
Subtractions:
Payments received and loans refinanced	(263)	(299)
Changes in fair value, due to changes in valuation inputs or assumptions	426	164

Fair value, end of period	$1,463	$1,013

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 6:	Interest-bearing Deposits
Interest-bearing deposits in denominations of $100,000 or more were $435,126,000 at June 30, 2022 and $333,266,000 at June 30, 2021.
The following table represents interest expense by deposit type:

	2022	2021
Savings, NOW, and Money Market	$788	$742
Certificates of deposit	1,255	2,880
Brokered certificates of deposit	25	71

Total deposit interest expense	$2,068	$3,693

At June 30, 2022, the scheduled maturities of time deposits; including brokered time deposits, are as follows:

2023	$218,693
2024	19,086
2025	4,502
2026	5,998
2027 and thereafter	2,197

$250,476

Note 7:	Federal Home Loan Bank Advances
The Federal Home Loan Bank advances totaled $15,000,000 and $25,000,000 as of June 30, 2022 and 2021, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate, and HELOC loans totaling $291,213,000 at June 30, 2022. Advances at June 30, 2022, at interest rates from 1.58 to 2.72 percent are subject to restrictions or penalties in the event of prepayment.
Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2022, are:

2023	$5,000
2024	10,000
2025	—
2026	—
2027	—
Thereafter	—

$15,000

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Note 8:	Lines of Credit
In September of 2021, the Company renewed a revolving line of credit up to $7.5 million from CIBC BANK USA for general corporate purposes at a rate equal to prime rate minus 75 basis points, and an unused commitment fee of 0.25%. The Company had an outstanding balance of $0 at June 30, 2022. The current note matures in October, 2022.

Note 9:	Repurchase Agreements
Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The carrying value of securities sold under agreement to repurchase amounted to $9.2 million at June 30, 2022 and $6.2 million at June 30, 2021. At June 30, 2022, all $9.2 million of our repurchase agreements had an overnight maturity. The maximum amount of outstanding agreements at any month-end
during 2022 and 2021 totaled $9,244,000 and $7,142,000, respectively, and the monthly average of such agreements totaled $7,277,000 and $5,421,000 for 2022 and 2021, respectively. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Note 10:	Income Taxes
The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois, Missouri, Indiana and Iowa. During the years ended June 30, 2022 and 2021, the Company did not recognize expense for interest or penalties.
The provision for income taxes includes these components:

	2022	2021
Taxes currently payable	$1,825	$2,196
Deferred income taxes	218	(162)

Income tax expense	$2,043	$2,034

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2022	2021
Computed at the statutory rate of 21.0%	$1,644	$1,550
Increase (decrease) resulting from
Tax exempt interest	(11)	(8)
Cash surrender value of life insurance	(102)	(87)
State income taxes	570	540
Other	(58)	39

Actual tax expense	$2,043	$2,034

Tax rate as a percentage of pre-tax income	26.1%	27.6%
The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2022	2021
Deferred tax assets
Allowance for loan losses	$2,007	$1,880
Accrued retirement liability	714	703
Deferred compensation	557	508
Deferred loan fees	115	336
Postretirement health plan	33	170
Unrealized losses on available-for-sale securities	6,883	—
Accrued vacation	53	61
MPF recourse liability	50	121
Deferred revenue Mastercard	16	19
Stock options—Directors	54	54
Restricted stock	—	—
Accrued professional services	18	23
Other	22	—

	10,522	3,875

Deferred tax liabilities
Depreciation	(682)	(687)
Mortgage servicing rights	(417)	(289)
Deferred loan expense	(185)	(177)
Unrealized gains on available-for-sale securities	—	(941)
Restricted stock	(32)	(8)
Prepaid expenses	(40)	(76	)_

	(1,356)	(2,178)

Net deferred tax asset	$9,166	$1,697

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Retained earnings at both June 30, 2022 and 2021, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $466,000 at both June 30, 2022 and 2021.

Note 11:	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the years ended June 30, 2022 and 2021:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
June 30, 2022:
Beginning balance	$2,361	$(428)	$1,933
Other comprehensive income before reclassification	(19,821)	—	(19,821)
Amounts reclassified from accumulated other comprehensive income	197	—	197
Net current period other comprehensive income	—	345	345

Ending balance	$(17,263)	$(83)	$(17,346)

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

June 30, 2021:
Beginning balance	$4,865	$(662)	$4,203
Other comprehensive income before reclassification	(2,276)	—	(2,276)
Amounts reclassified from accumulated other comprehensive income	(228)	—	(228)
Net current period other comprehensive income	—	234	234

Ending balance	$2,361	$(428)	$1,933

Note 12:	Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2022 and 2021, were as follows:

	Amounts Reclassified From AOCI
	2022	2021	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$(275)	$320	Net realized gains (losses) on sale of available-for-sale securities
Amortization of defined benefit pension items:
Actuarial losses	482	328	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	207	648
Tax expense	59	186	Provision for Income Tax

Total reclassification out of AOCI	$148	$462	Net Income

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

As of June 30, 2022 and 2021, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Community Bank Leverage Ratio	$81,143	9.78%	$74,703	9.00%	$74,703	9.00%
Tier 1 capital (to adjusted total assets)	81,143	9.78%	33,201	4.00%	41,502	5.00%
Tangible capital (to adjusted tangible assets)	81,143	9.78%	12,450	1.50%	N/A	N/A
As of June 30, 2021
Community Bank Leverage Ratio	$78,539	10.48%	$63,685	8.50%	$63,685	8.50%
Tier 1 capital (to adjusted total assets)	78,539	10.48%	29,970	4.00%	37,462	5.00%
Tangible capital (to adjusted tangible assets)	78,539	10.48%	11,239	1.50%	N/A	N/A
The following is a reconciliation of the Association equity amounts included in the consolidated balance sheets to the amounts reflected for regulatory purposes:

	2022	2021
Association equity	$63,797	$80,472
Less net unrealized gains (losses)	(17,263)	2,361
Less postretirement benefit plan	(83)	(428)

Tier 1 capital	81,143	78,539
Plus allowance for loan losses subject to limit	7,052	6,599

Total risk-based capital	$88,195	$85,138

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
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Note 14:	Related Party Transactions
At June 30, 2022 and 2021, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2022	2021
Balance, beginning of year	$3,223	$3,341
New loans	279	1,700
Repayments	(145)	(1,818)

Balance, end of year	$3,357	$3,223

Deposits from related parties held by the Company at June 30, 2022 and 2021 totaled $2,502,000 and $2,176,000, respectively.
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
The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $146,000 to the plan in fiscal year 2023.

The Company uses a June 30 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

	2022	2021
Change in benefit obligation
Beginning of year	$3,065	$3,306
Service cost	48	56
Interest cost	79	75
Actuarial gain (loss)	(449)	(268)
Benefits paid	(123)	(104)

End of year	$2,620	$3,065

Significant balances, costs and assumptions are:

	Postretirement Plan
	2022	2021
Benefit obligation	$2,620	$3,065
Fair value of plan assets	—	—

Funded status	$(2,620)	$(3,065)

Accumulated benefit obligation	$2,620	$3,065

Amounts recognized in the consolidated balance sheets:

Accrued postretirement benefit obligation	$2,620	$3,065

Components of net periodic benefit cost:

	2022	2021
Service cost	$48	$56
Interest cost	79	75
Amortization of Loss	27	60

	$154	$191

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Amounts recognized in accumulated other comprehensive income (loss) not yet recognized as components of net periodic benefit cost consist of:

	2022	2021
Net loss	$57	$532
Other significant balances and costs are:

	2022	2021
Employer contribution	$124	$104
Benefits paid	124	104
Benefit costs	154	191
Other changes in benefit obligations recognized in other comprehensive income are described in Note 12.
The estimated net loss, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $59,000, $0, and $0, respectively.
Discount rates of 4.02% and 2.65% were used for 2022 and 2021, respectively, to determine the benefit obligations, and 2.65% and 2.32%, respectively, for benefit costs.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point
change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on postretirement benefit obligation	32	(30)
For measurement purposes, 9.0%, 8.5% and 8.5% annual rates of increase in the per capita cost of covered health care benefits were assumed for 2022, 2023 and 2024, respectively. The rate was assumed to decrease gradually to 5.0% by the year 2033 and remain at that level thereafter.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2022:

2023	$140,193
2024	157,981
2025	170,530
2026	189,114
2027	190,643
2028-2032	958,561
The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of compensation that a participant defers. Employer contributions charged to expense for 2022 and 2021 were $90,000 and $88,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2022 and 2021 were $676,000 and $650,000, respectively.
The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent. The deferred compensation charged to expense totaled $278,000 and $251,000 for the years ended June 30, 2022 and 2021, respectively. The agreements’ accrued liability of $2.0 million and $1.8 million as of June 30, 2022 and 2021, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2023	$104
2024	137
2025	137
2026	227
2027	240
Thereafter	4,289

$5,134

Note 16:	Stock-based Compensation
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
June 30, 2022 and 2021
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
A summary of ESOP shares at June 30, 2022 and 2021 are as follows (dollars in thousands):

	2022	2021
Allocated shares	160,772	145,389
Shares committed for release	19,245	19,245
Unearned shares	173,205	192,450

Total ESOP shares	353,222	357,084

Fair value of unearned ESOP shares (1)	$3,291	$4,388

(1)	Based on closing price of $19.00 and $22.80 per share on June 30, 2022, and 2021, respectively.
During the year ended June 30, 2022 and 2021, 3,862 and 958 ESOP shares, respectively, were paid to ESOP participants due to separation from service.
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
June 30, 2022 and 2021
(Table dollar amounts in thousands)

the exercise of stock options (all of which may be granted as incentive stock options) is 481,125 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units is 192,450.
On December 10, 2013, the Board of Directors approved grants of 85,500 shares of restricted stock and 167,000 in stock options to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 10 years and the stock options will vest in equal installments over 7 years, both starting in December 2014. On December 10, 2015, the Board of Directors approved grants of 16,900 shares of restricted stock to be awarded to senior officers and directors of the Association. The restricted stock will vest in equal installments over 8 years, starting in December 2016. As of June 30, 2022, there were 91,800 shares of restricted stock and 314,125 stock option shares available for future grants under this plan until the plan terminates in November, 2022.
The following table summarizes stock option activity for the year ended June 30, 2022 (dollars in thousands):

	Shares	Weighted- Average Exercise Price/ Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, June 30, 2021	153,143	$16.63
Granted	—	—
Exercised	19,000	16.63
Forfeited	—	—

Outstanding, June 30, 2022	134,143	$16.63	1.4	$318	(1)

Exercisable, June 30, 2022	134,143	$16.63	1.4	$318	(1)

(1)	Based on closing price of $19.00 per share on June 30, 2022.
Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the year ended June 30, 2022.
No stock options vested during the year ended June 30, 2022, while 22,286 stock options vested during the year ended June 30, 2021. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the years ended June 30, 2022 and June 30, 2021. Compensation cost related to non-vested
stock options was recognized over the seven year vesting period ended December, 2020, leaving no unrecognized compensation cost at June 30, 2022.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

The following table summarizes
non-vested
restricted stock activity for the year ended June 30, 2022:

	Shares	Weighted- Average Grant-Date Fair Value
Balance, June 30, 2021	30,188	$16.79
Granted	—	—
Forfeited	1,750	16.63
Earned and issued	9,562	16.79

Balance, June 30, 2022	18,876	16.79

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (ten years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock was $156,000 and $45,000, respectively, for the year ended June 30, 2022, and was $169,000 and $48,000, respectively, for the year ended June 30, 2021, and was recognized in non-interest
expense. Unrecognized compensation expense for
non-vested
restricted stock awards was $251,000 and is expected to be recognized over 1.4 years with a corresponding credit to paid-in
capital.

Note 17:	Earnings Per Share (“EPS”)
Basic and diluted earnings per common share are presented for the years ended June 30, 2022 and 2021. The factors used in the earnings per common share computation follow:

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021
Net income	$5,784	$5,347

Basic weighted average shares outstanding	3,252,707	3,240,376
Less: Average unallocated ESOP shares	(182,828)	(202,073)

Average shares outstanding	3,069,879	3,038,303

Diluted effect of restricted stock awards and stock options	66,212	40,564

Diluted average shares outstanding	3,136,091	3,078,867

Basic earnings per common share	$1.88	$1.76

Diluted earnings per common share	$1.84	$1.74

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
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
Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Available-for-sale securities:
US Treasury	$3,400	$—	$3,400	$—
US Government and federal agency	9,121	—	9,121	—
Mortgage-backed securities – GSE residential	188,185	—	188,185	—
Small Business Administration	16,442	—	16,442	—
State and political subdivisions	3,758	—	1,096	2,662
Mortgage servicing rights	1,463	—	—	1,463

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
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
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Available-for-sale
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2022 or 2021. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Treasury, U.S. Government and federal agency, mortgage-backed securities (GSE—residential), Small Business Administration, and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

State and Political Subdivision
Balance, July 1, 2020	$—
Transfers into Level 3	—
Transfers out of Level 3	—
Total realized and unrealized gains and losses included in net income	—
Purchases	—
Sales	—
Settlements	—

Balance, June 30, 2021	—

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Transfers into Level 3	1,110
Transfers out of Level 3	—
Total realized and unrealized gains and losses included in net income	—
Purchases	1,552
Sales	—
Settlements	—

Balance, June 30, 2022	$2,662

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Mortgage Servicing Rights
Balance, July 1, 2020	$715
Total realized and unrealized gains and losses included in net income	164
Servicing rights that result from asset transfers	433
Payments received and loans refinanced	(299)

Balance, June 30, 2021	1,013

Total realized and unrealized gains and losses included in net income	426
Servicing rights that result from asset transfers	287
Payments received and loans refinanced	(263)

Balance, June 30, 2022	$1,463

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$426

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Foreclosed assets	$—	$—	$—	$—
June 30, 2021:
Foreclosed assets	$191	$—	$—	$191
The following table presents (losses)/recoveries recognized on assets measured on a non-recurring
basis for the years ended June 30, 2022 and 2021:

	2022	2021
Foreclosed and repossessed assets held for sale	$—	$(9)
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Appraisals of foreclosed assets are obtained when the real estate is acquired and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency and are selected from the list of approved appraisers maintained by management.
Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,463	Discounted cash flow	Discount rate	9.5% (9.5%)
			Constant prepayment rate	6.0% - 6.7% (6.7%)
			Probability of default	0.10% – 0.14% (0.12%)

State and political subdivision	$2,662	Discounted cash flow	Maturity/Call Date	1 month – 10 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)

	Fair Value at June 30, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,013	Discounted cash flow	Discount rate	9.5% – 11.5% (9.5%)
			Constant prepayment rate	9.8% – 14.4% (11.9%)
			Probability of default	0.00% – 0.14% (0.12%)
Foreclosed assets	191	Market comparable properties	Comparability adjustments (%)	11.6% (11.6%)

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and 2021.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Financial assets
Cash and cash equivalents	$75,811	$75,811	$—	$—
Interest-bearing time deposits in banks	1,500	1,500	—	—
Loans, net of allowance for loan losses	518,931	—	—	512,643
Federal Home Loan Bank stock	3,142	—	3,142	—
Accrued interest receivable	2,023	—	2,023	—

Financial liabilities
Deposits	752,020	—	501,544	250,650
Repurchase agreements	9,244	—	9,244	—
Federal Home Loan Bank advances	15,000	—	14,903	—
Lines of credit	—	—	—	—
Advances from borrowers for taxes and insurance	503	—	503	—
Accrued interest payable	176	—	176	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
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
In accordance with the Company’s adoption of ASU
2016-01
as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2022 represent an approximation of exit price; however, an actual exit price may differ.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
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
Investments
The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the accompanying consolidated balance sheets
.

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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

At June 30, 2022 and 2021, the Company had outstanding commitments to originate loans aggregating approximately $28,024,000 and $19,137,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year
period. Loan commitments at fixed rates of interest amounted to $15,704,000 and $7,594,000 at June 30, 2022 and 2021, respectively, with the remainder subject to adjustable interest rates. The weighted average interest rates for fixed rate loan commitments were 4.36% and 3.59% as of June 30, 2022 and 2021, respectively.
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
instruments.
At June 30, 2022, the Company had granted unused lines of credit to borrowers aggregating approximately $116,284,000 and $11,468,000 for commercial lines and open-end
consumer lines, respectively. At June 30, 2021, the Company had granted unused lines of credit to borrowers aggregating approximately $93,339,000 and $10,633,000 for commercial lines and open-end
consumer lines, respectively.
Other Credit Risks
At June 30, 2022 and 2021, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Note 21:	Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2022 and 2021:
Condensed Balance Sheets

	June 30,	June 30,
	2022	2021
Assets
Cash and due from banks	$5,890	$5,679
Investment in common stock of subsidiary	63,797	80,472
ESOP loan	2,083	2,279

Total assets	$71,770	$88,430

Liabilities
Line of credit	$—	$3,000
Interest payable	21	19
Other liabilities	91	107

Total liabilities	112	3,126
Stockholders’ Equity	71,658	85,304

Total liabilities and stockholders’ equity	$71,770	$88,430

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Condensed Statements of Income and Comprehensive Income (Loss)

	Year Ending June 30,	Year Ending June 30,
	2022	2021
Income
Interest on ESOP loan	$72	$78
Deposits with financial institutions	—	—

Total income	72	78
Expense
Interest on line of credit	78	76
Other expenses	207	181

Total expense	285	257
Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(213)	(179)
Benefit for Income Taxes	(61)	(51)

Loss Before Equity in Undistributed Loss of Subsidiary	(152)	(128)
Equity in Undistributed Income of Subsidiary	5,936	5,475

Net Income	$5,784	$5,347

Comprehensive Income (Loss)	$(13,495)	$3,077

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
(Table dollar amounts in thousands)

Condensed Statements of Cash Flows

	Year Ended June 30,	Year Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$5,784	$5,347

Items not requiring (providing) cash
Net change accrued interest payable	2	(12)
Net change in other liabilities	(16)	10
Earnings from subsidiary	(5,936)	(5,475)

Net cash used in operating activities	(166)	(130)

Cash flows from financing activities
Proceeds from exercise of stock options	315	—
Dividends paid	(1,134)	(973)
Dividends received	4,000	4,000
Loan for ESOP	196	190
Repayment of line of credit	(3,000)	—

Net cash provided by financing activities	377	3,217

Net Change in Cash and Cash Equivalents	211	3,087
Cash and Cash Equivalents at Beginning of Year	5,679	2,592

Cash and Cash Equivalents at End of Year	$5,890	$5,679