Form 10-Q
period 2022-09-30
IF Bancorp, Inc.
filed 2022-11-10
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington
, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).     YES  ☐      NO  ☒
The Registrant had 3,337,626 shares of common stock, par value $0.01 per share, issued and outstanding as of November 4, 2022.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	September 30,	June 30,
	2022	2022
	(Unaudited)
Assets
Cash and due from banks	$10,307	$74,494
Interest-bearing demand deposits	1,079	1,317

Cash and cash equivalents	11,386	75,811

Interest-bearing time deposits in banks	1,500	1,500
Available-for-sale securities	206,619	220,906
Loans, net of allowance for credit losses of $7,023 and $7,052 at September 30, 2022 and June 30, 2022, respectively	544,107	518,931
Premises and equipment, net of accumulated depreciation of $8,870 and $8,704 at September 30, 2022 and June 30, 2022, respectively	9,367	9,505
Federal Home Loan Bank stock, at cost	3,340	3,142
Foreclosed assets held for sale, net	—	120
Accrued interest receivable	2,329	2,023
Bank-owned life insurance	14,470	14,373
Mortgage servicing rights	1,553	1,463
Deferred income taxes	11,526	9,166
Other	671	618

Total assets	$806,868	$857,558

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$54,476	$104,944
Savings, NOW and money market	363,898	396,600
Certificates of deposit	230,462	246,909
Brokered certificates of deposit	8,569	3,567

Total deposits	657,405	752,020

Repurchase agreements	9,720	9,244
Federal Home Loan Bank advances	63,000	15,000
Advances from borrowers for taxes and insurance	782	503
Accrued post-retirement benefit obligation	2,627	2,620
Accrued interest payable	207	176
Allowance for credit losses on off-balance sheet credit exposures	476	—
Other	5,172	6,337

Total liabilities	739,389	785,900

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,337,626 and 3,257,626 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	33	32
Additional paid-in capital	50,889	50,342
Unearned ESOP shares, at cost, 168,394 and 173,205 shares at September 30, 2022 and June 30, 2022, respectively	(1,684)	(1,732)
Retained earnings	41,276	40,362
Accumulated other comprehensive loss, net of tax	(23,035)	(17,346)

Total stockholders’ equity	67,479	71,658

Total liabilities and stockholders’ equity	$806,868	$857,558

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2022	2021
Interest and Dividend Income
Interest and fees on loans	$5,600	$5,283
Securities:
Taxable	1,335	904
Tax-exempt	27	9
Federal Home Loan Bank dividends	31	29
Deposits with other financial institutions	85	26

Total interest and dividend income	7,078	6,251

Interest Expense
Deposits	616	563
Federal Home Loan Bank advances and repurchase agreements	212	97
Line of credit and other borrowings	—	19

Total interest expense	828	679

Net Interest Income	6,250	5,572
Provision (Credit) for Credit Losses	(88)	(127)

Net Interest Income After Provision for Credit Losses	6,338	5,699

Noninterest Income
Customer service fees	105	86
Other service charges and fees	58	82
Insurance commissions	173	187
Brokerage commissions	238	288
Mortgage banking income, net	177	93
Gain on sale of loans	42	226
Bank-owned life insurance income, net	97	239
Other	328	344

Total noninterest income	1,218	1,545

Noninterest Expense
Compensation and benefits	3,128	3,023
Office occupancy	242	236
Equipment	566	516
Federal deposit insurance	53	46
Stationary, printing and office	21	28
Advertising	101	88
Professional services	172	105
Supervisory examinations	45	43
Audit and accounting services	51	76
Organizational dues and subscriptions	22	22
Insurance bond premiums	53	53
Telephone and postage	41	37
Gain on foreclosed assets, net	(28)	(13)
Other	380	430

Total noninterest expense	4,847	4,690

Income Before Income Tax	2,709	2,554
Provision for Income Tax	740	663

Net Income	$1,969	$1,891

Earnings Per Share:
Basic	$0.63	$0.62
Diluted	$0.62	$0.61
Dividends declared per common share	$0.20	$0.175
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2022	2021
Net Income	$1,969	$1,891
Other Comprehensive Loss
Unrealized depreciation on available-for-sale securities, net of taxes of $(2,268) and $(340), for 2022 and 2021, respectively	(5,688)	(852)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(1) and $(2) for 2022 and 2021, respectively	(1)	(5)

Other comprehensive loss, net of tax	(5,689)	(857)

Comprehensive Income (Loss)	$(3,720)	$1,034

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the three months ended September 30, 2022
Balance, June 30, 2022	$32	$50,342	$(1,732)	$40,362	$(17,346)	$71,658
Cumulative impact of ASU 2016-13	—	—	—	(388)	—	(388)

Balance, July 1, 2022	$32	$50,342	$(1,732)	$39,974	$(17,346)	$71,270
Net income	—	—	—	1,969	—	1,969
Other comprehensive loss	—	—	—	—	(5,689)	(5,689)
Dividends on common stock, $0.20 per share	—	—	—	(667)	—	(667)
Stock options exercised	1	448	—	—	—	449
Stock equity plan	—	56	—	—	—	56
ESOP shares earned, 4,811 shares	—	43	48	—	—	91

Balance, September 30, 2022	$33	$50,889	$(1,684)	$41,276	$(23,035)	$67,479

For the three months ended September 30, 2021
Balance, July 1, 2021	$32	$49,619	$(1,925)	$35,645	$1,933	$85,304
Net income	—	—	—	1,891	—	1,891
Other comprehensive loss	—	—	—	—	(857)	(857)
Dividends on common stock, $0.175 per share	—	—	—	(568)	—	(568)
Stock options exercised	—	116	—	—	—	116
Stock equity plan	—	42	—	—	—	42
ESOP shares earned, 4,811 shares	—	60	49	—	—	109

Balance, September 30, 2021	$32	$49,837	$(1,876)	$36,968	$1,076	$86,037

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2022	2021
Operating Activities
Net income	$1,969	$1,891
Items not requiring (providing) cash
Depreciation	166	169
Provision (credit) for credit losses	(88)	(127)
Amortization of premiums and discounts on securities	110	197
Deferred income taxes	(92)	116
Net realized gains on loan sales	(42)	(226)
Loss (gain) on foreclosed assets held for sale	(28)	(13)
Bank-owned life insurance income, net	(97)	(239)
Originations of loans held for sale	(1,344)	(8,260)
Proceeds from sales of loans held for sale	1,523	8,895
ESOP compensation expense	91	109
Stock equity plan expense	56	42
Changes in
Accrued interest receivable	(306)	(105)
Other assets	(53)	(783)
Accrued interest payable	31	(12)
Post-retirement benefit obligation	6	15
Other liabilities	(2,187)	(1,599)

Net cash provided by (used in) operating activities	(285)	70

Investing Activities
Purchases of available-for-sale securities	(980)	(18,674)
Proceeds from maturities and pay downs of available-for-sale securities	7,201	7,367
Net change in loans	(24,872)	6,799
Purchase of premises and equipment	(28)	(39)
Proceeds from the sale of foreclosed assets	148	81
Purchase of Federal Home Loan Bank stock	(547)	—
Redemption of Federal Home Loan Bank stock	349	—
Proceeds from settlement of bank-owned life insurance death claim	—	454

Net cash used in investing activities	(18,729)	(4,012)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(83,170)	(30,018)
Net decrease in certificates of deposit, including brokered certificates	(11,445)	(286)
Net increase (decrease) in advances from borrowers for taxes and insurance	279	(152)
Proceeds from Federal Home Loan Bank advances	112,000	—
Repayments of Federal Home Loan Bank advances	(64,000)	—
Net increase in repurchase agreements	476	458
Proceeds from exercise of stock options	449	116

Net cash used in financing activities	(45,411)	(29,882)

Net Decrease in Cash and Cash Equivalents	(64,425)	(33,824)
Cash and Cash Equivalents, Beginning of Period	75,811	62,735

Cash and Cash Equivalents, End of Period	$11,386	$28,911

Supplemental Cash Flows Information
Interest paid	$797	$691
Income taxes paid (net of refunds)	$85	$46
Dividends payable	$667	$568
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
10-Q
and Regulation
S-X.
Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2022 and June 30, 2022, and the results of its operations for the three month periods ended September 30, 2022 and 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2022. The results of operations for the three-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.
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
The Company early adopted ASU
2016-13
using the current expected credit loss (“CECL”) methodology for financial assets measured at amortized cost, effective July 1, 2022. Results for the periods beginning after July 1, 2022 are presented under ASU
2016-13,
while prior period amounts are reported in accordance with the previously applicable accounting standards. The Company recorded a reduction to retained earnings of approximately $388,000 upon adoption of ASU
2016-13.
The transition adjustment included an increase to the allowance for credit losses on loans of $47,000 and an increase to the allowance to credit losses on off-balance
sheet credit exposure of $496,000. The transition adjustment included a corresponding increase in deferred tax assets.

The following table illustrates the impact of ASU
2016-13
adoption (in thousands):

	July 1, 2022
	Allowance for credit losses as reported under ASU 2016-13	Allowance pre-ASU 2016-13 Adoption	Impact on Allowance of ASU 2016-13 Adoption
Assets:
Real Estate Loans
One- to four-family	$1,410	$1,028	$382
Multi-Family	1,235	1,375	(140)
Commercial	2,370	1,985	385
HELOC	103	70	33
Construction	681	489	192
Commercial Business	1,207	2,025	(818)
Consumer	93	80	13

Allowance for credit losses for all loans	$7,099	$7,052	$47

Liabilities:
Allowance for credit losses on off-balance sheet exposures	$496	$—	$496

In March 2022, FASB issued ASU
2022-02,
Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and
 Vintage Disclosures
.
The amendments in this update eliminate the accounting guidance and related disclosures for TDRs by creditors in Subtopic
310-40,
 Receivables—Troubled Debt Restructurings by Creditors
, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty and requiring an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic
326-20,
 Financial Instruments—Credit Losses—Measured at Amortized Cost
. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this update is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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
A summary of ESOP shares at September 30, 2022 and June 30, 2022 are as follows (dollars in thousands):

	September 30, 2022	June 30, 2022
Allocated shares	180,017	160,772
Shares committed for release	4,811	19,245
Unearned shares	168,394	173,205
Total ESOP shares	353,222	353,222

Fair value of unearned ESOP shares (1)	$3,194	$3,291

(1)	Based on closing price of $18.97 and $19.00 per share on September 30, 2022, and June 30, 2022, respectively.
During the three months ended September 30, 2022 and 2021, no ESOP shares were paid to ESOP participants due to separation from service.
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
On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 10 years and the stock options vest in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 8 years, starting in December 2016. On September 9, 2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. As of September 30, 2022, there were 38,800 shares of restricted stock and 314,125 stock option shares available for future grants under this plan until the plan terminates on November 19, 2022.

The following table summarizes stock option activity for the three months ended September 30, 2022 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2022	134,143	$16.63
Granted	—	—
Exercised	27,000	16.63
Forfeited	—	—

Outstanding, September 30, 2022	107,143	$16.63	1.2	$251	(1)

Exercisable, September 30, 2022	107,143	$16.63	1.2	$251	(1)

(1)	Based on closing price of $18.97 per share on September 30, 2022.
Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the three months ended September 30, 2022.
No options vested during the three months ended September 30, 2022 and 2021. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the three months ended September 30, 2022 and 2021. Compensation cost related to non-vested
stock options was recognized over a seven year vesting period that ended in December, 2020, leaving no unrecognized compensation cost at September 30, 2022.
The following table summarizes
non-vested
restricted stock activity for the three months ended September 30, 2022:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2022	18,876	$16.79
Granted	53,000	19.10
Forfeited	—	—
Earned and issued	—	—

Balance, September 30, 2022	71,876	$17.57

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $56,000 and $16,000, respectively, for the three months ended September 30, 2022, and was $42,000 and $12,000, respectively, for the three months ended September 30, 2021. Unrecognized compensation expense for non-vested
restricted stock awards was $1,175,000 and is expected to be recognized over 4.9 years with a corresponding credit to paid-in
capital.

Note 4: Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2022 and 2021. The factors used in the earnings per common share computation are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Net income	$1,969	$1,891

Basic weighted average shares outstanding	3,275,876	3,240,664
Less: Average unallocated ESOP shares	(170,799)	(190,044)

Basic average shares outstanding	3,105,077	3,050,620

Diluted effect of restricted stock awards and stock options	76,335	63,995

Diluted average shares outstanding	3,181,412	3,114,615

Basic earnings per common share	$0.63	$0.62

Diluted earnings per common share	$0.62	$0.61

Note 5: Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2022:
U.S. Treasury	$3,485	$—	$(121)	$3,364
U.S. Government and federal agency	9,487	—	(633)	8,854
Mortgage-backed:
GSE residential	204,621	—	(29,194)	175,427
Small Business Administration	17,379	—	(2,146)	15,233
State and political subdivisions	3,749	—	(8)	3,741

	$238,721	$—	$(32,102)	$206,619

June 30, 2022:
U.S. Treasury	$3,483	$—	$(83)	$3,400
U.S. Government and federal agency	9,488	—	(367)	9,121
Mortgage-backed:
GSE residential	210,367	47	(22,229)	188,185
Small Business Administration	17,960	3	(1,521)	16,442
State and political subdivisions	3,754	4	—	3,758

	$245,052	$54	$(24,200)	$220,906

Available for sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income, a component of stockholders’ equity. All securities have been classified as available for sale.
Premiums and discounts on debt securities are amortized or accreted as adjustments to income over the estimated life of the security using the level yield method. Realized gains or losses on the sale of securities is based on the specific identification method. The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

For AFS securities with fair value less than amortized cost that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections, and is recorded to the allowance for credit losses (ACL) on investments, by a charge to provision for credit losses. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there would be no ACL in this situation.
At adoption of ASU
2016-13,
no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at September 30, 2022, and June 30, 2022.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company did not hold securities of any one issuer at September 30, 2022 with a book value that exceeded 10% of the Company’s total equity except for: U.S. Government and federal agency securities, Mortgage-backed GSE residential securities and Small Business Administration securities with a book value of approximately $9,487,000, $204,621,000 and $17,379,000, respectively, and a market value of approximately $8,854,000, $175,427,000 and $15,233,000, respectively, at September 30, 2022.
All mortgage-backed securities at September 30, 2022, and June 30, 2022 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$2,001	$1,975
One to five years	9,077	8,683
Five to ten years	10,547	9,639
After ten years	12,475	10,895

	34,100	31,192
Mortgage-backed securities	204,621	175,427

Totals	$238,721	$206,619

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $129,833,000 and $125,209,000 as of September 30, 2022 and June 30, 2022, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $9.7 million at September 30, 2022 and $9.2 million at June 30, 2022. At September 30, 2022, all $9.7 million of our repurchase agreements had an overnight maturity, and all were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
No gross gains or gross losses resulting from sales of
available-for-sale
securities were realized for the three months ended September 30, 2022, and 2021.
Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2022 and June 30, 2022, was $203,957,000 and $209,133,000, respectively, which is approximately 99% and 95% of the Company’s available-for-sale
investment portfolio. These declines in fair value at September 30, 2022 and June 30, 2022, resulted from increases in market interest rates and are considered temporary.
The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and June 30, 2022:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022:
U.S. Treasury	$2,932	$(57)	$432	$(64)	$3,364	$(121)
U.S. Government and federal agency	8,854	(633)	—	—	8,854	(633)
Mortgage-backed:
GSE residential	102,542	(11,120)	72,885	(18,074)	175,427	(29,194)
Small Business Administration	9,012	(850)	6,221	(1,296)	15,233	(2,146)
State and political subdivisions	1,079	(8)	—	—	1,079	(8)

Total temporarily impaired securities	$124,419	$(12,668)	$79,538	$(19,434)	$203,957	$(32,102)

June 30, 2022:
U.S. Treasury	$3,400	$(83)	$—	$—	$3,400	$(83)
U.S. Government and federal agency	9,121	(367)	—	—	9,121	(367)
Mortgage-backed:
GSE residential	144,042	(15,267)	37,587	(6,962)	181,629	(22,229)
Small Business Administration	12,955	(1,160)	2,028	(361)	14,983	(1,521)

Total temporarily impaired securities	$169,518	$(16,877)	$39,615	$(7,323)	$209,133	$(24,200)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and state and political subdivisions at September 30, 2022 and June 30, 2022, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022 and June 30, 2022.
Note 6: Loans and Allowance for Credit Losses

Classes of loans include:	September 30, 2022	June 30, 2022
Real estate loans:
One- to four-family, including home equity loans	$142,417	$132,474
Multi-family	98,778	88,247
Commercial	181,934	167,375
Home equity lines of credit	6,778	6,987
Construction	34,314	41,254
Commercial	77,103	80,418
Consumer	9,581	8,981

Total loans	550,905	525,736
Less:
Unearned fees and discounts, net	(225)	(247)
Allowance for credit losses	7,023	7,052

Loans, net	$544,107	$518,931

The Company had loans held for sale included in
one-
to four-family real estate loans totaling $0 and $227,000 as of September 30, 2022 and June 30, 2022, respectively.
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

Management reviews and approves the Company’s lending policies and procedures on a routine basis. Management routinely (at least quarterly) reviews our allowance for credit losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing
and potential problem loans. Our underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship. The integrity and character of the borrower are significant factors in our loan underwriting. As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out. Additional significant underwriting factors beyond location, duration, the sound and profitable cash flow basis underlying the loan and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.
Interest on loans is accrued based upon the principal amount outstanding. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all instances, loans are placed on non-accrual
or are charged off at an earlier date if collection of principal and interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual
or charged off are reversed against interest income. The interest on these loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.
The Company’s policies and loan approval limits are established by the Board of Directors. The structure of the Company’s loan approval process is based on progressively larger lending authorities granted to loan officers, loan committees, and ultimately the Board of Directors through its Operating Committee, consisting of the Chairman and up to four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.
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
The Company also offers USDA (USDA Rural Development), FHA, and VA loans that are originated through a nationwide wholesale lender.

In addition, the Company also offers home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria used to underwrite one-
to four-family residential mortgage loans.
As
one-
to four-family residential mortgage and home equity loan underwriting are subject to specific regulations, the Company typically underwrites its one-
to four-family residential mortgage and home equity loans to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt-to-income
ratio and credit history of the borrower.
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
Home Equity Lines of Credit
In addition to traditional
one-
to four-family residential mortgage loans and home equity loans, the Company offers home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria used to underwrite one-
to four-family residential mortgage loans. As home equity lines of credit underwriting is subject to specific regulations, the Company typically underwrites its home equity lines of credit to conform to widely accepted standards. Several factors are considered in underwriting including the value of the underlying real estate and the debt-to-income
ratio and credit history of the borrower.
Commercial Business Loans
The Company originates commercial
non-mortgage
business (term) loans and adjustable lines of credit. These loans are generally originated to small- and medium-sized
companies in the Company’s primary market area. Commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory, or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. The Company also offers agriculture loans that are not secured by real estate.
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
Commercial business loans also included Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which were covered by a 100% government guaranty. As of September 30, 2022 and June 30, 2022, the Company had no PPP loans, compared to 165 PPP loans totaling $14.3 million at September 30, 2021.

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
Loan Concentration
The loan portfolio includes a concentration of loans secured by commercial real estate properties, including real estate construction loans, amounting to $310,300,000 and $290,972,000 as of September 30, 2022 and June 30, 2022, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $1,527,000 and $1,570,000 at September 30, 2022 and June 30, 2022, respectively. All these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $37,134,000 and $29,972,000 at September 30, 2022 and June 30, 2022, respectively, of which $20,501,000 and $13,234,000, at September 30, 2022 and June 30, 2022 were outside our primary market area. These participation loans are secured by real estate and other business assets.
Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses and the recorded investment in loans based on portfolio segment as of September 30, 202
2
 and June 30, 2022, and activity in the allowance for credit losses and allowance for loan losses for the three-month periods ended September 30, 2022 and 2021 and the year ended June 30, 2022:

	Three Months Ended September 30, 2022
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period (prior to adoption of ASU 2016-13)	$1,028	$1,375	$1,985	$70
Impact of adopting ASU 2016-13	382	(140)	385	33
Provision charged to expense	126	49	16	(9)
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,537	$1,284	$2,386	$94

Loans:
Ending balance	$142,417	$98,778	$181,934	$6,778

	Three Months Ended September 30, 2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period (prior to adoption of ASU 2016-13)	$489	$2,025	$80	$7,052
Impact of adopting ASU 2016-13	192	(818)	13	47
Provision charged to expense	(132)	(117)	—	(67)
Losses charged off	—	(4)	(12)	(16)
Recoveries	—	4	2	7

Balance, end of period	$549	$1,090	$83	$7,023

Loans:
Ending balance	$34,314	$77,103	$9,581	$550,905

	Year Ended June 30, 2022
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$967	$1,674	$1,831	$67
Provision charged to expense	100	(299)	154	3
Losses charged off	(40)	—	—	—
Recoveries	1	—	—	—

Balance, end of year	$1,028	$1,375	$1,985	$70

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,028	$1,375	$1,985	$70

Loans:
Ending balance	$132,474	$88,247	$167,375	$6,987

Ending balance: individually evaluated for impairment	$1,350	$—	$—	$—

Ending balance: collectively evaluated for impairment	$131,124	$88,247	$167,375	$6,987

	Year Ended June 30, 2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$258	$1,740	$62	$6,599
Provision charged to expense	231	265	38	492
Losses charged off	—	—	(27)	(67)
Recoveries	—	20	7	28

Balance, end of year	$489	$2,025	$80	$7,052

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$489	$2,025	$80	$7,052

Loans:
Ending balance	$41,254	$80,418	$8,981	$525,736

Ending balance: individually evaluated for impairment	$—	$35	$—	$1,385

Ending balance: collectively evaluated for impairment	$41,254	$80,383	$8,981	$524,351

	Three Months Ended September 30, 2021
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$967	$1,674	$1,831	$67
Provision charged to expense	6	(112)	85	(4)
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of year	$974	$1,562	$1,916	$63

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$974	$1,562	$1,916	$63

Loans:	$117,854	$97,211	$163,859	$6,274

Ending balance	$1,086	$—	$—	$—

Ending balance: individually evaluated for impairment	$116,768	$97,211	$163,859	$6,274

	Three Months Ended September 30, 2021 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$258	$1,740	$62	$6,599
Provision charged to expense	63	(174)	9	(127)
Losses charged off	—	—	(10)	(10)
Recoveries	—	5	2	8

Balance, end of year	$321	$1,571	$63	$6,470

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$321	$1,571	$63	$6,470

Loans:
Ending balance	$31,209	$88,962	$7,615	$512,984

Ending balance: individually evaluated for impairment	$—	$43	$—	$1,129

Ending balance: collectively evaluated for impairment	$31,209	$88,919	$7,615	$511,855

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.
The allowance for credit losses represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies on a sound credit review and approval process. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty.
The Company adopted ASU
2016-13,
effective July 1, 2022, and utilizes the CECL cohort methodology analysis which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience.
The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans and is established through provision for credit losses charged to current earnings. The ACL is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management’s analysis of expected cash flows (for non-collateral
dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received.
Management estimates the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments may be made to historical loss information for differences identified in current loan-specific risk characteristics, such as differences in underwriting standards or terms; lending review systems; experience, ability, or depth of lending management and staff; portfolio growth and mix; delinquency levels and trends; as well as for changes in environmental conditions, such as changes in economic activity or employment, industry economic conditions, property values, or other relevant factors.
The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics. The Company estimates the appropriate level of allowance for credit losses for collateral-dependent loans by evaluating them separately.
The specific allowance for collateral-dependent loans that are evaluated separately is measured by determining the fair value of the collateral adjusted for market conditions and selling expense. Factors used in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, the Company also considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.
The Company establishes a general allowance for loans that are not deemed collateral-dependent to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segmenting the loan portfolio into pools with similar risks and collecting data to determine pool loss experience. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and troubled debt restructurings, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

Prior to the July 1, 2022, adoption of ASU
2016-13,
the allowance for loan and lease losses (ALLL) represented management’s best estimate of probable losses in the existing loan portfolio at the end of the reporting period. Integral to the methodology for determining the adequacy of the ALLL was portfolio segmentation and impairment measurement. Under the Company’s methodology, loans were first segmented into 1) those comprising large groups of homogeneous loans which are collectively evaluated for impairment and 2) all other loans which are individually evaluated. Those loans in the second category were further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends. Loans were considered impaired if, based on current information and events, it was considered probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, and was generally based on the fair value, less estimated costs to sell, of the loan’s collateral. If the loan was not collateral-dependent, the measurement of impairment was based on the present value of expected future cash flows discounted at the historical effective interest rate, or the observable market price of the loan. Impairment identified through this evaluation process was a component of the ALLL. If a loan was not considered impaired, it was grouped together with loans having similar characteristics (i.e., the same risk grade), and an ALLL was based upon a quantitative factor (historical average charge-offs) and qualitative factors such as certain management assumptions, changes in lending policies; national, regional, and local economic conditions; changes in mix and volume of portfolio; experience, ability, and depth of lending management and staff; entry to new markets; levels and trends of delinquent, nonaccrual, special mention, and classified loans; concentrations of credit; changes in collateral values; agricultural economic conditions; and regulatory risk.
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

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination as of September 30, 2022 and the risk rating category and class of loan as of June 30, 2022 (in thousands):

Risk Rating	2022	2021	2020	2019	2018	Prior Years	Total
One- to Four-Family
Pass	$44,948	$31,313	$20,167	$6,927	$9,291	$28,239	$140,885
Special Mention	—	—	—	—	—	—	—
Substandard	7	108	62	228	1,127	—	1,532

Total	$44,955	$31,421	$20,229	$7,155	$10,418	$28,239	$142,417

Multi-Family
Pass	$31,568	$11,438	$15,026	$9,100	$3,342	$28,053	$98,527
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	251	—	—	251

Total	$31,568	$11,438	$15,026	$9,351	$3,342	$28,053	$98,778

Commercial Real Estate
Pass	$53,745	$31,906	$34,004	$6,137	$20,101	$33,109	$179,002
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	895	84	—	1,953	2,932

Total	$53,745	$31,906	$34,899	$6,221	$20,101	$35,062	$181,934

Home Equity Line of Credit
Pass	$1,859	$1,341	$875	$812	$679	$1,212	$6,778
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,859	$1,341	$875	$812	$679	$1,212	$6,778

Construction
Pass	$15,648	$12,595	$6,071	$—	$—	$—	$34,314
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$15,648	$12,595	$6,071	$—	$—	$—	$34,314

Commercial Business
Pass	$16,293	$20,628	$12,442	$9,572	$1,871	$9,674	$70,480
Special Mention	—	—	33	—	—	—	33
Substandard	—	—	1,143	—	4,260	1,187	6,590

Total	$16,293	$20,628	$13,618	$9,572	$6,131	$10,861	$77,103

Consumer
Pass	$4,844	$2,606	$1,404	$491	$173	$53	$9,571
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	10	—	10

Total	$4,844	$2,606	$1,404	$491	$183	$53	$9,581

Total Loans
Pass	$168,905	$111,827	$89,989	$33,039	$35,457	$100,340	$539,557
Special Mention	—	—	33	—	—	—	33
Substandard	7	108	2,100	563	5,397	3,140	11,315

Total	$168,912	$111,935	$92,122	$33,602	$40,854	$103,480	$550,905

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2022:
Pass	$130,950	$87,993	$164,424	$6,987	$41,254	$73,226	$8,970	$513,804
Watch	—	—	—	—	—	—	—	—
Substandard	1,524	254	2,951	—	—	7,192	11	11,932
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$132,474	$88,247	$167,375	$6,987	$41,254	$80,418	$8,981	$525,736

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2022:
Real estate loans:
One- to four-family	$1,371	$87	$1,188	$2,646	$139,771	$142,417	$62
Multi-family	—	—	—	—	98,778	98,778	—
Commercial	20	—	—	20	181,914	181,934	—
Home equity lines of credit	—	21	—	21	6,757	6,778	—
Construction	—	—	—	—	34,314	34,314	—
Commercial	139	—	—	139	76,964	77,103	—
Consumer	9	17	—	26	9,555	9,581	—

Total	$1,539	$125	$1,188	$2,852	$548,053	$550,905	$62

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2022:
Real estate loans:
One- to four-family	$374	$144	$1,174	$1,692	$130,782	$132,474	$47
Multi-family	—	—	—	—	88,247	88,247	—
Commercial	—	—	—	—	167,375	167,375	—
Home equity lines of credit	—	—	—	—	6,987	6,987	—
Construction	—	—	—	—	41,254	41,254	—
Commercial	—	—	—	—	80,418	80,418	—
Consumer	78	21	—	99	8,882	8,981	—

Total	$452	$165	$1,174	$1,791	$523,945	$525,736	$47

Since the Company adopted ASU
2016-13,
effective July 1, 2022, the allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some collateral-dependent loans are selected to be evaluated individually. At June 30, 2022, four collateral-dependent one-
to four-family loans were individually evaluated, but none were determined to require a specific reserve.
In accordance with the impairment accounting guidance (ASC
310-10-35-16),
which was in effect for the Company prior to the adoption of ASU
2016-13
on July 1, 2022, a loan is considered impaired when based on current information and events, it is probable the Association will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case
basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Impairment is measured on a
loan-by-loan
basis by either the present value of the expected future cash flows, the loan’s observable market value, or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Significant restructured loans are considered impaired in determining the adequacy of the allowance for credit losses.

The Company actively seeks to reduce its investment in impaired loans. The primary tools to work through impaired loans are settlements with the borrowers or guarantors, foreclosure of the underlying collateral, or restructuring.
The following tables present impaired loans as of June 30, 2022 and September 30, 2021:

Year Ended June 30, 2022
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
June 30, 2022:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,350	$1,350	$—	$1,361	$15	$13
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	35	35	—	40	4	4
Consumer	—	—	—	—	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family
Multi-family	$1,350	$1,350	$—	$1,361	$15	$13
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	35	35	—	40	4	4
	—	—	—	—	—	—

	$1,385	$1,385	$—	$1,401	$19	$17

Three Months Ended September 30, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Interest on Cash Basis
September 30, 2021:
Loans without a specific valuation allowance
Real estate loans:
One- to four-family	$1,086	$1,086	$—	$1,088	$5	$4
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	43	43	—	44	1	1
Consumer	—	—	—	—	—	—
Loans with a specific allowance
Real estate loans:
One- to four-family	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total:
Real estate loans:
One- to four-family	1,086	1,086	—	1,088	5	4
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	43	43	—	44	1	1
Consumer	—	—	—	—	—	—

	$1,129	$1,129	$—	$1,132	$6	$5

Interest income recognized on impaired loans includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on non-accruing
impaired loans for which the ultimate collectability of principal is not uncertain.

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded at September 30, 2022 and June 30, 2022:

	September 30, 2022		June 30, 2022
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual
Mortgages on real estate:
One- to four-family	$1,127	$1,127	$1,127
Multi-family	—	—	—
Commercial	—	—	—
Home equity lines of credit	—	—	—
Construction loans	—	—	—
Commercial business loans	—	—	—
Consumer loans	—	—	—

Total	$1,127	$1,127	$1,127

At September 30, 2022 and June 30, 2022, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s). The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of September 30, 2022 and June 30, 2022. All TDRs were performing according to the terms of the restructuring and were accruing as of September 30, 2022, and as of June 30, 2022.

	September 30, 2022	June 30, 2022
Real estate loans
One- to four-family	$954	$962
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—

Total real estate loans	954	962

Construction loans	—	—
Commercial business loans	32	36
Consumer loans	—	—

Total	$986	$998

Modifications
During the three-month period ended September 30, 2022, no loans were modified.
During the year ended June 30, 2022, no loans were modified.
COVID-19
Modifications
Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain
COVID-19
loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to
COVID-19;
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. At September 30, 2022, we had outstanding a total of 89 loans with current balances of $46.7 million that received
COVID-19
modifications at some point. These modifications allowed borrowers to pay interest only for up to six months. As of September 30, 2022, 86 of these loans totaling $43.7 million have returned to principal and interest payments. The remaining 3 loans totaling $3.1 million still under temporary modifications are all classified as substandard.
TDRs with Defaults
The Company had no TDRs in default and no restructured loans in foreclosure as of September 30, 2022 or as of June 30, 2022. The Company defines a default as any loan that becomes 90 days or more past due.
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
We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of September 30, 2022, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $0. In addition, as of September 30, 2022, we had residential mortgage loans and home equity loans with a carrying value of $739,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.
Note 7: Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $3,340,000 and $3,142,000 of Federal Home Loan Bank stock as of September 30, 2022 and June 30, 2022, respectively. The FHLB provides liquidity and funding through advances.
Note 8: Accumulated Other Comprehensive Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the three months ended September 30, 2022 and 2021:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
September 30, 2022:
Beginning balance	$(17,263)	$(83)	$(17,346)
Other comprehensive loss before reclassification	(5,688)	—	(5,688)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	—	(1)	(1)

Ending balance	$(22,951)	$(84)	$(23,035)

September 30, 2021:
Beginning balance	$2,361	$(428)	$1,933
Other comprehensive income before reclassification	(852)	—	(852)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	—	(5)	(5)

Ending balance	$1,509	$(433)	$1,076

Note 9: Changes in Accumulated Other Comprehensive Income (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2022 and 2021, were as follows:

	Amounts Reclassified from AOCI
	2022	2021	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains on available-for-sale securities	$—	$—	Net realized gains on sale of available-for-sale securities
Amortization of defined benefit pension items: Actuarial losses	$(2)	$(7)	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	$(2)	$(7)
Tax expense	$(1)	$(2)	Provision for Income Tax

Total reclassification out of AOCI	$(1)	$(5)	Net Income

Note 10:	Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2022	2021
Computed at the statutory rate	$569	$536
Decrease resulting from
Tax exempt interest	(6)	(2)
Cash surrender value of life insurance	(20)	(50)
State income taxes	196	178
Other	1	1

Actual expense	$740	$663

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
As of September 30, 2022, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.
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
Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and June 30, 2022:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022:
Available-for-sale securities:
U.S. Treasury	$3,364	$—	$3,364	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	8,854	—	8,854	—
Mortgage-backed: GSE residential	175,427	—	175,427	—
Small Business Administration	15,233	—	15,233	—
State and political subdivisions	3,741	—	1,079	2,662
Mortgage servicing rights	1,553	—	—	1,553

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Available-for-sale securities:
U.S. Treasury	$3,400	$—	$3,400	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	9,121	—	9,121	—
Mortgage-backed: GSE residential	188,185	—	188,185	—
Small Business Administration	16,442	—	16,442	—
State and political subdivisions	3,758	—	1,096	2,662
Mortgage servicing rights	1,463	—	—	1,463
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-sale
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2022 or June 30, 2022. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Treasury, U.S. Government and federal agency, mortgage-backed securities (GSE—residential), Small Business Administration, and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

State and Political Subdivision
Balance, July 1, 2022	$2,662
Transfers into Level 3	—
Transfers out of Level 3	—
Total realized and unrealized gains and losses included in net income	—
Purchases	—
Sales	—
Settlements	—

Balance, September 30, 2022	$2,662

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Mortgage Servicing Rights
Balance, July 1, 2022	$1,463
Total realized and unrealized gains and losses included in net income	130
Servicing rights that result from asset transfers	17
Payments received and loans refinanced	(57)

Balance, September 30, 2022	$1,553

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$130

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2022 and June 30, 2022.

	Fair Value at September 30, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,553	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% (9.5%) 6.1% - 6.9% (6.6%) 0.10% - 0.14% (0.12%)
State and political subdivision	$2,662	Discounted cash flow	Maturity/Call Date Weighted average coupon Marketability yield adjustment	1 month – 10 years 2.97% - 3.08% (3.03%) 1.0% - 2.0% (1.6%)

	Fair Value at June 30, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,463	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% (9.5%) 6.0% - 6.7% (6.7%) 0.10% - 0.14% (0.12%)
State and political subdivision	2,662	Discounted cash flow	Maturity/Call Date Weighted average coupon Marketability yield adjustment	1 month – 10 years 2.97% - 3.08% (3.03%) 1.0% - 2.0% (1.6%)

Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and June 30, 2022.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022:
Financial assets
Cash and cash equivalents	$11,386	$11,386	$—	$—
Interest-bearing time deposits in banks	1,500	1,500	—	—
Loans, net of allowance for loan losses	544,107	—	—	531,480
Federal Home Loan Bank stock	3,340	—	3,340	—
Accrued interest receivable	2,329	—	2,329	—
Financial liabilities
Deposits	657,405	—	418,374	238,531
Repurchase agreements	9,720	—	9,720	—
Federal Home Loan Bank advances	63,000	—	62,756	—
Advances from borrowers for taxes and insurance	782	—	782	—
Accrued interest payable	207	—	207	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Financial assets
Cash and cash equivalents	$75,811	$75,811	$—	$—
Interest-bearing time deposits in banks	1,500	1,500	—	—
Loans, net of allowance for loan losses	518,931	—	—	512,643
Federal Home Loan Bank stock	3,142	—	3,142	—
Accrued interest receivable	2,023	—	2,023	—
Financial liabilities
Deposits	752,020	—	501,544	250,650
Repurchase agreements	9,244	—	9,244	—
Federal Home Loan Bank advances	15,000	—	14,903	—
Advances from borrowers for taxes and insurance	503	—	503	—
Accrued interest payable	176	—	176	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

In accordance with the Company’s adoption of ASU
2016-01
as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2022, represent an approximation of exit price; however, an actual exit price may differ.
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
instruments.
Off-Balance
Sheet Credit Exposures
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. With the adoption of
ASU-2016-13,
effective July 1, 2022, an allowance for credit losses on
off-balance
sheet credit exposures was established for $496,000. As of September 30, 2022, the ACL on
off-balance
sheet credit exposures was reduced to $476,000, primarily due to a slight decrease in covid-related factors.

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

Additional factors that may affect our results are discussed under “Item 1A.—Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. See “COVID-19 and the CARES Act” below for a discussion of how the COVID-19 pandemic may affect our future performance. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011, we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. We also established a charitable foundation, Iroquois Federal Foundation, to which we contributed 314,755 shares of our common stock. As of September 30, 2022, the Company had repurchased 1,674,479 shares of common stock under stock repurchase plans.

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for credit losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service fees, brokerage commission income, insurance commission income, net realized gains on loan sales, mortgage banking income, and income on bank-owned life insurance. Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, data processing, professional fees, marketing, office supplies, federal deposit insurance premiums, and foreclosed assets. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 3.19% and 2.95% for the three months ended September 30, 2022 and 2021, respectively. Net interest income increased to $6.3 million for the three months ended September 30, 2022 from $5.6 million for the three months ended September 30, 2021.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $1.2 million or 0.2% of total loans at September 30, 2022, and $1.2 million, or 0.2% of total loans at June 30, 2022. Our non-performing assets totaled $1.2 million or 0.2% of total assets at September 30, 2022, and $1.3 million, or 0.2% of total assets at June 30, 2022.

At September 30, 2022, the Association was categorized as “well capitalized” under federal regulations.

Our net income for the three months ended September 30, 2022 was $2.0 million, compared to a net income of $1.9 million for the three months ended September 30, 2021. The increase in net income was due to an increase in net interest income, partially offset by a decrease in noninterest income, an increase in noninterest expense, and a decrease in credit for credit losses.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

COVID-19

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. As it continues to evolve, it is not clear when or how the pandemic-driven contraction will recover. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Many of the CARES Act provisions, as well as other recent legislative and regulatory efforts, are expected to have a material impact on financial institutions. As of September 30, 2022, the COVID-19 pandemic has not had a significant negative impact on our financial condition and results of operations.

Financial position and results of operations

The Company’s current financial position is strong and the fundamental earning capabilities of its currently existing operations is solid. However, the uncertain economic outlook related to the COVID-19 crisis could lead to increases in our required allowance for credit losses. All processes, procedures and internal controls are expected to continue as defined in existing applicable policies. While the Company does not currently anticipate any material changes or deficiencies to its capital or liquidity sources, uncertainties about the overall effects on the economy could result in more adverse effects than expected.

Capital and liquidity

As of September 30, 2022, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us and rates become more stable in the past couple months. If funding costs are elevated for an extended period, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of September 30, 2022 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.

Our Business Continuity and Pandemic Response Plan

The Company maintains a Disaster Recovery/Business Continuity Plan to ensure the maintenance or recovery of operations, including services to customers, when confronted with adverse events such as natural disasters, technological failures, human error, cybercrime, terrorism, or pandemic outbreak. When the COVID-19 pandemic declaration was announced, the Disaster Planning/Recovery team activated the Disaster Recovery Plan, including the Pandemic Response Plan, with a focus on maintaining virtually all customer services in the event of a total or partial closure of banking offices and/or staffing shortages. The team implemented protocols for employee safety, reviewed critical business processes, identified staff who could work remotely, and began mobilizing and preparing the equipment that would be required. All offices are now fully open with safety protocols in place.

Lending operations and accommodations to borrowers

We have worked with customers directly affected by the COVID-19 pandemic. We continue to offer and provide short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by COVID-19, we have engaged in more frequent communication with borrowers to better understand their situation and the challenges faced by them, which has allowed us to respond proactively to their needs and issues.

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing payment deferrals for our lending clients that are adversely affected by the pandemic. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings. At September 30, 2022, we had outstanding a total of 89 loans with current balances of $46.7 million that received COVID-19 modifications at some point. These modifications allowed borrowers to pay interest only for up to six months. As of September 30, 2022, 86 of these loans totaling $43.7 million have returned to principal and interest payments. The remaining 3 loans totaling $3.1 million still under temporary modifications are classified as substandard.

With the passage of the PPP, administered by the SBA, the Company actively participated in assisting our customers with applications for resources through the program. Most PPP loans had a five-year term and earned interest at 1%. As of September 30, 2022 and June 30, 2022, the Company had no PPP loans remaining in our loan portfolio, compared to 165 loans totaling $14.3 million at September 30, 2021.

Retail operations

With the health and safety of our customers and staff in mind, and consistent with recommendations from the CDC and state and local governments concerning COVID-19, all our banking offices are open with safety protocols in place. Although our bank lobbies were closed for a portion of the year, most banking transactions continued through the drive-ups, including opening new deposit accounts. Online and Mobile Banking is available for customers to open an account, apply for a mortgage or personal loan, check their balance, transfer funds, and pay bills. Checks can be deposited using Mobile Banking. Our network of over 50,000 ATMs are available for cash withdrawals with no service charge. Throughout the pandemic, we have been operating and serving our customers with uninterrupted access to their account information and the ability to complete banking transactions.

Critical Accounting Policies

We define critical accounting policies as those policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income. We consider the following to be our critical accounting policies.

Allowance for Credit Losses. The Company believes the allowance for credit losses for loans is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements. The allowance for credit losses for loans represents the best estimate of losses inherent in the existing loan portfolio. An estimate of potential losses inherent in the loan portfolio are determined and an allowance for those losses is established by factors considered by the Company during the evaluation of the overall adequacy of the allowance which include historical net loan losses, the level and composition of nonaccrual, past due and troubled debt restructurings, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

The Company adopted ASU 2016-13, effective July 1, 2022, and utilizes a current expected credit loss (“CECL”) methodology which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. Based on our estimate of the level of allowance for credit losses required, we record a provision for credit losses as a charge to earnings to maintain the allowance for credit losses at an appropriate level. The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics. The Company estimates the appropriate level of allowance for credit losses for collateral-dependent loans by evaluating them separately. The Company also uses the CECL model to calculate the allowance for credit losses on off-balance sheet credit exposures, such as undrawn amounts on lines of credit. While the allowance for credit losses on loans is reported as a contra-asset asset for loans, the allowance for credit losses on off-balance sheet credit exposures is reported as a liability.

The allowance for credit losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for credit losses we have established which could have a material negative effect on our financial results.

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

As noted above, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective July 1, 2022. There are no other material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for the fiscal year ended June 30, 2022.

Comparison of Financial Condition at September 30 and June 30, 2022

Total assets decreased $50.7 million, or 5.9%, to $806.9 million at September 30, 2022 from $857.6 million at June 30, 2022. The decrease was primarily due to a $64.4 million decrease in cash and cash equivalents and a $14.3 million decrease in investment securities, partially offset by a $25.2 million increase in net loans.

Net loans receivable, including loans held for sale, increased by $25.2 million, or 4.9%, to $544.1 million at September 30, 2022, from $518.9 million at June 30, 2022. The increase in net loans receivable during this period was due primarily to a $14.6 million, or 8.7%, increase in commercial real estate loans, a $10.5 million, or 11.9%, increase in multi-family loans, a $9.9 million, or 7.5%, increase in one- to four-family residential mortgage loans and a $600,000, or 6.7%, increase in consumer loans, partially offset by a $6.9 million, or 16.8%, decrease in construction loans, a $3.3 million, or 4.1%, decrease in commercial business loans, and a $209,000, or 3.0%, decrease in home equity lines of credit.

Investment securities, consisting entirely of available-for-sale securities, decreased $14.3 million, or 6.5%, to $206.6 million at September 30, 2022, from $220.9 million at June 30, 2022. We had no securities held to maturity at September 30, 2022 or June 30, 2022.

Between June 30, 2022 and September 30, 2022, accrued interest receivable increased $306,000 to $2.3 million, deferred income taxes increased $2.4 million to $11.5 million, Federal Home Loan Bank (FHLB) stock increased $198,000 to $3.3 million, mortgage servicing rights increased $90,000 to $1.6 million, while premises and equipment decreased $138,000 to $9.4 million, and foreclosed assets held for sale decreased $120,000 to $0. The increase in accrued interest receivable was the result of increases in both the average balances and yields of securities and loans, the increase in deferred income taxes was mostly due to an increase in unrealized losses on the sale of available-for-sale securities, the increase in FHLB stock was due to an increased stock requirement due to an increase in FHLB advances, and the increase in mortgage servicing rights was the result of an increased valuation due to rising interest rates. The decrease in premises and equipment was the result of ordinary depreciation, and the decrease in foreclosed assets held for sale was due to the sale of property.

At September 30, 2022, our investment in bank-owned life insurance was $14.5 million, an increase of $97,000 from $14.4 million at June 30, 2022. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses, which totaled $22.5 million at September 30, 2022.

Deposits decreased $94.6 million, or 12.6%, to $657.4 million at September 30, 2022 from $752.0 million at June 30, 2022. Noninterest bearing demand accounts decreased $50.5 million, or 48.1%, to $54.5 million and certificates of deposit, excluding brokered certificates of deposit, decreased $16.5 million, or 6.7%, to $230.5 million, and savings, NOW, and money market accounts decreased $32.7 million, or 8.2%, to $363.9 million, while brokered certificates of deposit increased $5.0 million, or 140.2%, to $8.6 million. The large decrease in noninterest bearing demand accounts was due to approximately $57.6 million in deposits from a public entity that collects real estate taxes that were on deposit at June 30, 2022 and withdrawn in the three months ended September 30, 2022, when tax monies were distributed. Repurchase agreements increased $476,000, or 5.1%, to $9.7 million at September 30, 2022 from $9.2 million at June 30, 2022. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago, which increased $48.0 million to $63.0 million at September 30, 2022 from $15.0 million at June 30, 2022.

Advances from borrowers for taxes and insurance increased $279,000, or 55.5%, to $782,000 at September 30, 2022 from $503,000 at June 30, 2022, accrued interest payable increased $31,000, or 17.6%, to $207,000 at September 30, 2022 from $176,000 at June 30, 2022, and allowance for credit losses on off-balance sheet credit exposures increased $476,000 to $476,000 at September 30, 2022 from $0 at June 30, 2022, while other liabilities decreased $1.2 million, or 18.4%, to $5.2 million at September 30, 2022 from $6.3 million at June 30, 2022. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in accrued interest payable was mostly due to an increase in average balances of deposits and an increase in the average rates on deposits. The increase in the allowance for credit losses on off-balance sheet credit exposures was the result of the adoption of ASU 2016-13, effective July 1, 2022. The decrease in other liabilities was a result of accrued compensation and benefits that were paid out in the three months ended September 30, 2022.

Total equity decreased $4.2 million, or 5.8%, to $67.5 million at September 30, 2022 from $71.7 million at June 30, 2022. Equity decreased primarily due to a decrease of $5.7 million in accumulated other comprehensive income (loss), net of tax, a decrease of $388,000 due to the adoption of ASU 2016-13 effective July 1, 2022, and the accrual of approximately $667,000 in dividends to our shareholders. The decrease in accumulated other comprehensive income (loss) was mostly due to unrealized depreciation on available-for-sale securities, net of tax. These decreases were partially offset by net income of $2.0 million, and ESOP and stock equity plan activity of $596,000.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General. Net income increased $78,000 to $2.0 million net income for the three months ended September 30, 2022 from $1.9 million net income for the three months ended September 30, 2021. The increase was primarily due to an increase in net interest income, partially offset by a decrease in noninterest income, an increase in noninterest expense and a decrease in credit for credit losses.

Net Interest Income. Net interest income increased by $678,000, or 12.2%, to $6.3 million for the three months ended September 30, 2022 from $5.6 million for the three months ended September 30, 2021. The increase was due to an increase of $827,000 in interest income, partially offset by an increase of $149,000 in interest expense. Our net interest margin increased by 24 basis points to 3.26% for the three months ended September 30, 2022 compared to 3.02% for the three months ended September 30, 2021, while our interest rate spread increased by 24 basis points to 3.19% for the three months ended September 30, 2022 compared to 2.95% for the three months ended September 30, 2021. A $29.3 million, or 4.0%, increase in the average balance of interest earning assets was offset by a $45.6 million, or 7.4%, increase in the average balance of interest-bearing liabilities.

Interest Income. Interest income increased by $827,000, or 13.2%, to $7.1 million for the three months ended September 30, 2022, from $6.3 million for the three months ended September 30, 2021. The increase in interest income was primarily due to a $317,000 increase in interest income on loans, a $449,000 increase in interest income on securities and a $61,000 increase in other interest income. The increase in interest income on loans resulted from a 9 basis point, or 2.3%, increase in the average yield on loans to 4.16% for the three months ended September 30, 2022, from 4.07% for the three months ended September 30, 2021, and a $18.8 million, or 3.6%, increase in the average balance of loans to $538.4 million for the three months ended September 30, 2022, from $519.6 million for the three months ended September 30,

2021. Interest on securities increased $449,000, or 49.2%, as a result of a $27.9 million, or 14.8%, increase in the average balance of securities, to $216.1 million for the three months ended September 30, 2022, from $188.2 million for the three months ended September 30, 2021, and by a 58 basis point, or 29.9%, increase in the average yield on securities to 2.52% for the three months ended September 30, 2022 from 1.94% for the three months ended September 30, 2021.

Interest Expense. Interest expense increased $149,000, or 21.9%, to $828,000 for the three months ended September 30, 2022, from $679,000 for the three months ended September 30, 2021. The increase was due to both increases in the average cost of interest-bearing liabilities and by increases in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $53,000, or 9.4%, to $616,000 for the three months ended September 30, 2022 from $563,000 for the three months ended September 30, 2021. This increase was due to a $29.5 million, or 5.1% increase in the average balance of interest-bearing deposits to $615.1 million for the three months ended September 30, 2022 from $585.5 million for the three months ended September 30, 2021, and a 2 basis point, or 5.3%, increase in the average cost of interest bearing deposits to 0.40% for the three months ended September 2022, from 0.38% for the three months ended September 30, 2021.

Interest expense on borrowings, including FHLB advances and a line of credit from CIBC Bank USA, and repurchase agreements, increased $96,000, or 82.8%, to $212,000 for the three months ended September 30, 2022 from $116,000 for the three months ended September 30, 2021. This increase was due to an increase in the average balance of borrowings to $50.4 million for the three months ended September 30, 2022 from $34.4 million for the three months ended September 30, 2021, and by a 33 basis point increase in the average cost of such borrowings to 1.68% for the three months ended September 30, 2022 from 1.35% for the three months ended September 30, 2021.

Provision (Credit) for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a credit for credit losses of $(88,000) for the three months ended September 30, 2022, compared to a credit for loan losses of $(127,000) for the three months ended September 30, 2021. The allowance for credit losses on loans was $7.0 million, or 1.27% or total loans, at September 30, 2022, compared to $6.5 million, or 1.26% of total loans, or 1.30% of total loans excluding PPP loans, at September 30, 2021, and $7.1 million, or 1.34% of total loans, at June 30, 2022. During the three months ended September 30, 2022, a net charge-off of $9,000 was recorded, while during the three months ended September 30, 2021, a net charge-off of $2,000 was recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2022	Year Ended June 30, 2022
Allowance to non-performing loans	591.16%	600.68%
Allowance to total loans outstanding at the end of the period	1.27%	1.34%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.01%	0.01%
Total non-performing loans to total loans	0.22%	0.22%
Total non-performing assets to total assets	0.15%	0.15%

Noninterest Income. Noninterest income decreased $327,000, or 21.2%, to $1.2 million for the three months ended September 30, 2022 from $1.5 million for the three months ended September 30, 2021. The decrease was primarily due to a decrease in gain on sale of loans, a decrease in bank-owned life insurance income, a decrease in brokerage commissions, and a decrease in other service charges and fees, partially offset by an increase mortgage banking income, net and an increase in customer service fees. For the three months ended September 30, 2022, gain on sale of loans decreased $184,000 to $42,000, bank-owned life insurance income decreased $142,000 to $97,000, brokerage commissions decreased $50,000 to $238,000 and other service charges and fees decreased $24,000 to $58,000, while mortgage banking income, net increased $84,000 to $177,000 and customer service fees increased $19,000 to $105,000 from the three months ended September 30, 2021. The decrease in gain on sale of loans was a result of a decrease in loans sold in the three months ended September 30, 2022, while the decrease in bank-owned life insurance income was due to the receipt of death benefit proceeds in the three months ended September 30, 2021. The decrease in brokerage commissions was the result of a decrease in the amount of renewal commissions and management fees and the decrease in other service charges and fees was due to a decrease in the number of fees charged in the three months ended September 30, 2022. The increase in mortgage banking income, net was resulted from an increase in the value of our mortgage servicing rights in the three months ended September 30, 2022, and the increase in customer service fees was due to fewer customer services performed and more customer fees waived, partially due to COVID-19, in the three months ended September 30, 2021.

Noninterest Expense. Noninterest expense increased $157,000, or 3.3%, to $4.8 million for the three months ended September 30, 2022, from $4.7 million for the three months ended September 30, 2021. The largest components of this increase were compensation and benefits, which increased $105,000, or 3.5%, equipment expense, which increased $50,000, or 9.7%, and professional services, which increased $67,000, or 63.8%, partially offset by decreases in audit and accounting services, which decreased $25,000, or 32.9%, and loss (gain) on sale of foreclosed assets, net, which decreased $15,000, or 115.4%. Compensation and benefits increased due to normal salary increases, annual incentive plan increases and increased medical costs, equipment expense increased due to an increase in the cost of core processing, and professional services increased as a result of an increase in legal services and the timing of special compliance audits. Audit and accounting services decreased as a result of a slight change in the timing of services rendered, and loss (gain) on sale of foreclosed assets, net, decreased due to a larger gain taken on sale of properties in the three months ended September 30, 2022, then on the sale of properties sold in three months ended September 30, 2021.

Income Tax Expense. We recorded a provision for income tax of $740,000 for the three months ended September 30, 2022, compared to a provision for income tax of $663,000 for the three months ended September 30, 2021, reflecting effective tax rates of 27.3% and 26.0%, respectively.

Asset Quality

At September 30, 2022, our non-accrual loans totaled $1.1 million, which was two one- to four-family loans.

At September 30, 2022 we had one loan in the amount of $62,000 that was delinquent 90 days or greater and still accruing interest.

At September 30, 2022, loans classified as substandard equaled $11.3 million. Loans classified as substandard consisted of $1.5 million in one- to four-family loans, $251,000 in multi-family loans, $2.9 million in commercial real estate loans, $6.6 million in commercial business loans and $10,000 in consumer loans. No loans were classified as doubtful or loss at September 30, 2022.

At September 30, 2022, watch assets consisted of $33,000 in one- to four-family loans.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2022 and June 30, 2022, we had $986,000 and $998,000, respectively, of troubled debt restructurings. At September 30, 2022 our troubled debt restructurings consisted of $954,000 in one- to four-family residential mortgage loans, and $32,000 in commercial business loans.

See “COVID-19 Modifications” in Note 6 to our Consolidated Financial Statements for a discussion of certain modifications made that are not designated as TDRs.

Foreclosed Assets. At September 30 2022, we had no foreclosed assets compared to $120,000 as of June 30, 2022. Foreclosed assets at June 30, 2022, consisted of $120,000 in residential real estate properties.

Allowance for Credit Loss Activity

The Company regularly reviews its allowance for credit losses and adjusts its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for credit losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for credit losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for credit losses over the three-month periods ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
Balance, beginning of period	$7,052	$6,599
Impact of adopting ASU2016-13	47	—
Loans charged off:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	(4)	—
Consumer	(12)	(10)

Gross charged off loans	(16)	(10)

Recoveries of loans previously charged off:
Real estate loans:
One- to four-family	1	1
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	4	5
Consumer	2	2

Gross recoveries of charged off loans	7	8

Net charge-offs	(9)	(2)

Provision (credit) charged to expense	(67)	(127)

Balance, end of period	$7,023	$6,470

The allowance for credit losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for credit losses through the provisions for credit losses that we charge to income. We charge losses on loans against the allowance for credit losses when we believe the collection of loan principal is unlikely. The allowance for credit losses decreased $29,000 to $7.0 million at September 30, 2022, from $7.1 million at June 30, 2022. With the adoption of ASU 2016-13, effective July 1, 2022, a transition adjustment increased the allowance for credit losses on loans by $47,000. This increase in the allowance for credit losses on loans was offset by a credit for credit losses on loans. The credit for credit losses was the result of a slight decrease in Covid-related factors, partially offset by growth in loans, and brings the allowance for credit losses on loans to a level that represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the loans.

Within each pool, risk elements are evaluated that have specific impacts to the borrowers within the pool. These, along with the general risks and events, and the specific lending policies and procedures by loan type, are analyzed to estimate the qualitative factors used to adjust the historical loss rates. Factors considered by the Company during the evaluation of the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and troubled debt restructurings, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. Management reviews economic factors including the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, increased operating costs for businesses, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve, and management has included a qualitative factor within the ACL. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio, the increase in modifications and the potential changes in market conditions, our level of nonperforming assets and resulting charges-offs may fluctuate. Higher levels of net charge-offs requiring additional provisions for credit losses could result. Although management uses the best information available, the level of the allowance for credit losses remains an estimate that is subject to significant judgment and short-term change.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2022 and the year ended June 30, 2022, our liquidity ratio averaged 30.9% and 31.2% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2022.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2022, cash and cash equivalents totaled $11.4 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $1.5 million at September 30, 2022.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by (used in) operating activities was $(285,000) and $70,000 for the three months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities consisted primarily of proceeds from the sales, maturities, pay downs of available-for-sale securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash used in investing activities was $(18.7) million and $(4.0) million for the three months ended September 30, 2022 and 2021, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB advances and other borrowings. The net cash used in financing activities was $(45.4) million and $(29.9) million for the three months ended September 30, 2022 and 2021, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2022 and June 30, 2022.

	September 30, 2022	June 30, 2022

	(Dollars in thousands)
Commitments to fund loans	$18,922	$28,024
Lines of credit	122,670	127,752

At September 30, 2022, certificates of deposit due within one year of September 30, 2022 totaled $171.4 million, or 26.1% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2023. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, and CIBC Bank USA. At September 30, 2022, our borrowings consisted of $63.0 million in Federal Home Loan Bank advances. At September 30, 2022, we had the ability to borrow up to an additional $69.6 million from the Federal Home Loan Bank of Chicago, we had $7.5 million available on our CIBC Bank line of credit, and also had the ability to borrow $33.7 million from the Federal Reserve based on current collateral pledged.

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that if undertaken, could have a direct material effect on the Association’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association’s capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

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

As of September 30, 2022, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	September 30, 2022	June 30, 2022	Minimum to Be Well
	Actual	Actual	Capitalized
Community Bank Leverage Ratio	9.9%	9.8%	9.0%

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. Yields and costs are annualized. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are based on month-end balances, which management deems to be representative of the operations of the Company. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2022				2021
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

	(Dollars in thousands)
Assets
Loans	$538,395	5,600	4.16%	$519,567	5,283	4.07%
Securities:
U.S. Treasury	3,390	14	1.65%	991	3	1.21%
U.S. Government and federal agency	9,044	55	2.43%	7,520	47	2.50%

	For the Three Months Ended September 30,
	2022				2021
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

	(Dollars in thousands)
Mortgage-backed: GSE residential	183,853	1,173	2.55%	168,786	819	1.94%
Small Business Administration	16,049	93	2.32%	9,670	35	1.45%
State and political subdivisions	3,755	27	2.88%	1,251	9	2.88%

Total securities	216,091	1,362	2.52%	188,218	913	1.94%
Other	12,641	116	3.67%	30,043	55	0.73%

Total interest-earning assets	767,127	7,078	3.69%	737,828	6,251	3.39%
Non-interest earning assets	38,769			30,862

Total assets	$805,896			$768,690

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$126,890	51	0.16%	$110,301	40	0.15%
Savings accounts	74,350	44	0.24%	66,078	28	0.17%
Money market accounts	170,508	182	0.43%	146,954	128	0.35%
Certificates of deposit	243,341	339	0.56%	262,213	367	0.56%

Total interest-bearing deposits	615,089	616	0.40%	585,546	563	0.38%
Borrowings and repurchase agreements	50,408	212	1.68%	34,370	116	1.35%

Total interest-bearing liabilities	665,497	828	0.50%	619,916	679	0.44%
Noninterest-bearing liabilities	59,380			51,844
Other Noninterest-bearing liabilities	9,050			10,000

Total liabilities	733,927			681,760
Stockholders’ equity	71,969			86,930

Total liabilities and stockholders’ equity	$805,896			$768,690

Net interest income		$6,250			$5,572

Interest rate spread (1)			3.19%			2.95%
Net interest margin (2)			3.26%			3.02%
Net interest-earning assets (3)	$101,630			$117,912

Average interest-earning assets to interest-bearing liabilities	115%			119%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$197	$120	$317
Securities	149	300	449
Other	(214)	275	61

Total interest-earning assets	$132	$695	$827

Interest-bearing liabilities:
Interest-bearing checking or NOW	$8	$3	$11
Savings accounts	4	12	16
Certificates of deposit	(28)	—	(28)
Money market accounts	22	32	54

Total interest-bearing deposits	6	47	53
Federal Home Loan Bank advances	63	33	96

Total interest-bearing liabilities	$69	$80	$149

Change in net interest income	$63	$615	$678

Item 3. Quantitative and Qualitative Disclosures about Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of September 30, 2022, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2022, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 10, 2022	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: November 10, 2022	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)