Form 10-Q
period 2022-12-31
IF Bancorp, Inc.
filed 2023-02-10
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2022
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
of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 3,337,626 shares of common stock, par value $0.01 per share, issued and outstanding as of February 1, 2023.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	December 31,	June 30,
	2022	2022
	(Unaudited)
Assets
Cash and due from banks	$6,891	$74,494
Interest-bearing demand deposits	1,552	1,317

Cash and cash equivalents	8,443	75,811

Interest-bearing time deposits in banks	1,250	1,500
Available-for-sale securities	208,098	220,906
Loans, net of allowance for credit losses of $7,166 and $7,052 at December 31, 2022 and June 30, 2022, respectively	561,275	518,931
Premises and equipment, net of accumulated depreciation of $9,027 and $8,704 at December 31, 2022 and June 30, 2022, respectively	9,296	9,505
Federal Home Loan Bank stock, at cost	3,843	3,142
Foreclosed assets held for sale	—	120
Accrued interest receivable	2,581	2,023
Bank-owned life insurance	14,567	14,373
Mortgage servicing rights	1,515	1,463
Deferred income taxes	10,786	9,166
Other	2,073	618

Total assets	$823,727	$857,558

Liabilities and Equity
Liabilities
Deposits
Demand	$43,580	$104,944
Savings, NOW and money market	359,494	396,600
Certificates of deposit	246,654	246,909
Brokered certificates of deposit	17,609	3,567

Total deposits	667,337	752,020

Repurchase agreements	9,938	9,244
Federal Home Loan Bank advances	66,000	15,000
Advances from borrowers for taxes and insurance	1,099	503
Accrued post-retirement benefit obligation	2,635	2,620
Accrued interest payable	675	176
Allowance for credit losses on off-balance sheet credit exposures	434	—
Other	4,519	6,337

Total liabilities	752,637	785,900

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,337,626 and 3,257,626 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	33	32
Additional paid-in capital	51,021	50,342
Unearned ESOP shares, at cost, 163,583 and 173,205 shares at December 31, 2022 and June 30, 2022, respectively	(1,636)	(1,732)
Retained earnings	42,714	40,362
Accumulated other comprehensive loss, net of tax	(21,042)	(17,346)

Total stockholders’ equity	71,090	71,658

Total liabilities and stockholders’ equity	$823,727	$857,558

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans	$6,599	$5,102	$12,199	$10,385
Securities:
Taxable	1,368	1,137	2,703	2,041
Tax-exempt	27	9	54	18
Federal Home Loan Bank dividends	39	29	70	58
Deposits with other financial institutions	73	29	158	55

Total interest and dividend income	8,106	6,306	15,184	12,557

Interest Expense
Deposits	1,443	511	2,059	1,074
Federal Home Loan Bank advances and repurchase agreements	618	97	830	194
Line of credit and other borrowings	—	19	—	38

Total interest expense	2,061	627	2,889	1,306

Net Interest Income	6,045	5,679	12,295	11,251
Provision (Credit) for Credit Losses	101	(76)	13	(203)

Net Interest Income After Provision for Credit Losses	5,944	5,755	12,282	11,454

Noninterest Income
Customer service fees	98	87	203	173
Other service charges and fees	57	86	115	168
Insurance commissions	203	192	376	379
Brokerage commissions	201	288	439	576
Net realized gains (losses) on sales of available-for-sale securities	(183)	—	(183)	—
Mortgage banking income, net	47	142	224	235
Gain on sale of loans	34	156	76	382
Bank-owned life insurance income, net	97	66	194	305
Other	314	423	642	767

Total noninterest income	868	1,440	2,086	2,985

Noninterest Expense
Compensation and benefits	3,083	3,186	6,211	6,209
Office occupancy	238	232	480	468
Equipment	596	482	1,162	998
Federal deposit insurance	59	50	112	96
Stationary, printing and office	34	16	55	44
Advertising	169	95	270	183
Professional services	118	124	290	229
Supervisory examinations	44	41	89	84
Audit and accounting services	43	17	94	93
Organizational dues and subscriptions	21	22	43	44
Insurance bond premiums	48	42	101	95
Telephone and postage	39	42	80	79
Gain on foreclosed assets, net	—	—	(28)	(13)
Other	430	513	810	943

Total noninterest expense	4,922	4,862	9,769	9,552

Income Before Income Tax	1,890	2,333	4,599	4,887
Provision for Income Tax	486	629	1,226	1,292

Net Income	$1,404	$1,704	$3,373	$3,595

Earnings Per Share:
Basic	$0.44	$0.56	$1.07	$1.17
Diluted	$0.43	$0.54	$1.05	$1.15
Dividends declared per common share	$0.00	$0.00	$0.20	$0.175
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2022	2021
Net Income	$1,404	$1,704
Other Comprehensive Income
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $744 and $(645), for 2022 and 2021, respectively	1,863	(1,620)
Less: reclassification adjustment for realized losses included in net income, net taxes of $(52) and $0 for 2022 and 2021, respectfully	(131)	—

	1,994	(1,620)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $0 and $(4) for 2022 and 2021, respectively	(1)	(10)

Other comprehensive income (loss), net of tax	1,993	(1,630)

Comprehensive Income	$3,397	$74

	Six Months Ended December 31,
	2022	2021
Net Income	$3,373	$3,595
Other Comprehensive Loss
Unrealized depreciation on available-for-sale securities, net of taxes of $(1,524) and $(985), for 2022 and 2021, respectively	(3,825)	(2,472)
Less: reclassification adjustment for realized losses included in net income, net of taxes of $(52) and $0, for 2022 and 2021, respectively	(131)	—

	(3,694)	(2,472)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(1) and $(6) for 2022 and 2021, respectively	(2)	(15)

Other comprehensive loss, net of tax	(3,696)	(2,487)

Comprehensive Income (Loss)	$(323)	$1,108

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the three months ended December 31, 2022
Balance, October 1, 2022	$33	$50,889	$(1,684)	$41,276	$(23,035)	$67,479
Net income	—	—	—	1,404	—	1,404
Other comprehensive income	—	—	—	—	1,993	1,993
Dividends paid on unearned ESOP	—	—	—	34	—	34
Stock equity plan	—	91	—	—	—	91
ESOP shares earned, 4,811 shares	—	41	48	—	—	89

Balance, December 31, 2022	$33	$51,021	$(1,636)	$42,714	$(21,042)	$71,090

For the three months ended December 31, 2021
Balance, October 1, 2021	$32	$49,837	$(1,876)	$36,968	$1,076	$86,037
Net income	—	—	—	1,704	—	1,704
Other comprehensive loss	—	—	—	—	(1,630)	(1,630)
Dividends paid on unearned ESOP	—	—	—	36	—	36
Stock options exercised	—	199	—	—	—	199
Stock equity plan	—	34	—	—	—	34
ESOP shares earned, 4,811 shares	—	66	48	—	—	114

Balance, December 31, 2021	$32	$50,136	$(1,828)	$38,708	$(554)	$86,494

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the six months ended December 31, 2022
Balance, June 30, 2022	$32	$50,342	$(1,732)	$40,362	$(17,346)	$71,658
Cumulative impact of ASU 2016-13	—	—	—	(388)	—	(388)

Balance, July 1, 2022	$32	$50,342	$(1,732)	$39,974	$(17,346)	$71,270
Net income	—	—	—	3,373	—	3,373
Other comprehensive loss	—	—	—	—	(3,696)	(3,696)
Dividends on common stock, $0.20 per share	—	—	—	(633)	—	(633)
Stock options exercised	1	448	—	—	—	449
Stock equity plan	—	147	—	—	—	147
ESOP shares earned, 9,622 shares	—	84	96	—	—	180

Balance, December 31, 2022	$33	$51,021	$(1,636)	$42,714	$(21,042)	$71,090

For the six months ended December 31, 2021
Balance, July 1, 2021	$32	$49,619	$(1,925)	$35,645	$1,933	$85,304
Net income	—	—	—	3,595	—	3,595
Other comprehensive loss	—	—	—	—	(2,487)	(2,487)
Dividends on common stock, $0.175 per share	—	—	—	(532)	—	(532)
Stock options exercised	—	315	—	—	—	315
Stock equity plan	—	76	—	—	—	76
ESOP shares earned, 9,622 shares	—	126	97	—	—	223

Balance, December 31, 2021	$32	$50,136	$(1,828)	$38,708	$(554)	$86,494

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended December 31,
	2022	2021
Operating Activities
Net income	$3,373	$3,595
Items not requiring (providing) cash
Depreciation	323	337
Provision (credit) for credit losses	13	(203)
Amortization of premiums and discounts on securities	201	341
Deferred income taxes	(147)	256
Net realized gains on loan sales	(76)	(382)
Net realized losses on sales of available-for-sale securities	183	—
Gain on foreclosed assets held for sale	(28)	(13)
Bank-owned life insurance income, net	(194)	(305)
Originations of loans held for sale	(3,276)	(15,989)
Proceeds from sales of loans held for sale	3,527	16,943
ESOP compensation expense	180	223
Stock equity plan expense	147	76
Changes in
Accrued interest receivable	(558)	(145)
Other assets	(1,455)	172
Accrued interest payable	499	(29)
Post-retirement benefit obligation	12	22
Other liabilities	(2,173)	(1,325)

Net cash provided by operating activities	551	3,574

Investing Activities
Net change in interest-bearing time deposits	250	—
Purchases of available-for-sale securities	(11,398)	(44,182)
Proceeds from sales of available-for-sale securities	3,846	—
Proceeds from maturities and pay-downs of available-for-sale securities	14,810	17,206
Net change in loans	(42,183)	21,166
Purchase of premises and equipment	(114)	(82)
Proceeds from sale of foreclosed assets	148	81
Purchase of Federal Home Loan Bank stock	(1,050)	—
Redemption of Federal Home Loan Bank stock	349	—
Purchase of bank-owned life insurance	—	(2,500)
Proceeds from settlement of bank-owned life insurance death claim	—	454

Net cash used in investing activities	(35,342)	(7,857)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(98,470)	(18,826)
Net increase (decrease) in certificates of deposit, including brokered certificates	13,787	(6,579)
Net increase in advances from borrowers for taxes and insurance	596	67
Proceeds from Federal Home Loan Bank advances	176,000	—
Repayments of Federal Home Loan Bank advances	(125,000)	—
Net increase in repurchase agreements	694	690
Dividends paid	(633)	(532)
Proceeds from exercise of stock options	449	315

Net cash used in financing activities	(32,577)	(24,865)

Net Decrease in Cash and Cash Equivalents	(67,368)	(29,148)
Cash and Cash Equivalents, Beginning of Period	75,811	62,735

Cash and Cash Equivalents, End of Period	$8,443	$33,587

Supplemental Cash Flows Information
Interest paid	$2,390	$1,335
Income taxes paid	$1,272	$1,074
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2022 and June 30, 2022, and the results of its operations for the three month and six month periods ended December 31, 2022 and 2021. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2022. The results of operations for the three month and six month periods ended December 31, 2022 are not necessarily indicative of the results that may be expected for the entire year.
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
2016-13
adoption (in thousands):

	July 1, 2022
	Allowance for credit losses as reported under ASU 2016-13	Allowance pre-ASU 2016- 13 Adoption	Impact on Allowance of ASU 2016-13 Adoption
Assets:
Real Estate Loans
One- to four-family	$1,410	$1,028	$382
Multi-Family	1,235	1,375	(140)
Commercial	2,370	1,985	385
HELOC	103	70	33
Construction	681	489	192
Commercial Business	1,207	2,025	(818)
Consumer	93	80	13

Allowance for credit losses for all loans	$7,099	$7,052	$47

Liabilities:
Allowance for credit losses on off-balance sheet exposures	$496	$—	$496

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
A summary of ESOP shares at December 31, 2022 and June 30, 2022 are as follows (dollars in thousands):

	December 31, 2022	June 30, 2022
Allocated shares	164,894	160,772
Shares committed for release	9,622	19,245
Unearned shares	163,583	173,205

Total ESOP shares	338,099	353,222

Fair value of unearned ESOP shares (1)	$2,822	$3,291

(1)	Based on closing price of $17.25 and $19.00 per share on December 31, 2022, and June 30, 2022, respectively.
During the six months ended December 31, 2022, 7,440 ESOP shares were paid to ESOP participants due to separation from service and 7,683 shares were transferred out as a result of participant diversification. During the six months ended December 31, 2021, 1,137 ESOP shares were paid to ESOP participants due to separation from service.
The IF Bancorp, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by stockholders in 2012 for a ten-year
period which ended in November 2022. The purpose of the Equity Incentive Plan was to promote the long-term financial success of the Company and its Subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders. The Equity Incentive Plan authorized the issuance or delivery to participants of up to 673,575 shares of the Company common stock pursuant to grants of incentive and non-qualified
stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) was 481,125 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units was 192,450. This plan was replaced by the 2022 Equity Incentive Plan when the stockholders approved the new plan on November 21, 2022. The new plan authorizes the issuance or delivery to participants of up to 264,850 shares of the Company common stock pursuant to grants of incentive and non-qualified
stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) was 52,970 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units was 211,888.
On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 10 years and the stock options vest in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 8 years, starting in December 2016. On September 9,

2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. No shares have been granted from the 2022 Equity Incentive Plan as of December 31, 2022, so there are 211,888 shares of restricted stock and 52,970 stock option shares available for future grants under this plan.
The following table summarizes stock option activity for the six months ended December 31, 2022 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2022	134,143	$16.63
Granted	—	—
Exercised	27,000	16.63
Forfeited	—	—

Outstanding, December 31, 2022	107,143	$16.63	1.0	$66	(1)

Exercisable, December 31, 2022	107,143	$16.63	1.0	$66	(1)

(1)	Based on closing price of $17.25 per share on December 31, 2022.
Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the six months ended December 31, 2022.
No stock options vested during the six month periods ended December 31, 2022 and 2021. Stock-based compensation expense and related tax benefit was considered nominal for stock options for the six month periods ended December 31, 2022 and 2021. Compensation cost related to non-vested
stock options was recognized over the seven year vesting period ending in December, 2020, leaving no unrecognized compensation cost at December 31, 2022.
The following table summarizes
non-vested
restricted stock activity for the six months ended December 31, 2022:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2022	18,876	$16.79
Granted	53,000	19.10
Forfeited	—	—
Earned and issued	9,562	16.83

Balance, December 31, 2022	62,314	$17.57

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $145,000 and $41,000, respectively, for the six months ended December 31, 2022, and was $80,000 and $23,000, respectively, for the six months ended December 31, 2021. Unrecognized compensation expense for non-vested
restricted stock awards was $1,119,000 at December 31, 2022, and is expected to be recognized over 4.7 years with a corresponding credit to paid-in
capital.

Note 4:	Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2022 and 2021. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net income (loss)	$1,404	$1,704	$3,373	$3,595

Basic weighted average shares outstanding	3,337,626	3,254,919	3,306,582	3,247,792
Less: Average unallocated ESOP shares	(165,988)	(185,233)	(168,394)	(187,639)

Basic average shares outstanding	3,171,638	3,069,686	3,138,188	3,060,153

Diluted effect of restricted stock awards and stock options	73,324	68,950	74,776	66,142

Diluted average shares outstanding	3,244,962	3,138,636	3,212,964	3,126,295

Basic earnings per common share	$0.44	$0.56	$1.07	$1.17

Diluted earnings per common share	$0.43	$0.54	$1.05	$1.15

Note 5:	Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2022:
U.S. Treasury	$1,996	$—	$(74)	$1,922
U.S. Government and federal agency	6,975	—	(496)	6,479
Mortgage-backed:
GSE residential	206,631	99	(26,652)	180,078
Small Business Administration	18,366	—	(2,190)	16,176
State and political subdivisions	3,442	1	—	3,443

	$237,410	$100	$(29,412)	$208,098

June 30, 2022:
U.S. Treasury	$3,483	$—	$(83)	$3,400
U.S. Government and federal agency	9,488	—	(367)	9,121
Mortgage-backed:
GSE residential	210,367	47	(22,229)	188,185
Small Business Administration	17,960	3	(1,521)	16,442
State and political subdivisions	3,754	4	—	3,758

	$245,052	$54	$(24,200)	$220,906

Available for sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. All securities have been classified as available for sale.
Premiums and discounts on debt securities are amortized or accreted as adjustments to income over the estimated life of the security using the level yield method or to the earlier of call or maturity date. Realized gains or losses on the sale of securities is based on the specific identification method. The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
For AFS securities with fair value less than amortized cost that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income (loss). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections, and is recorded to the allowance for credit losses (ACL) on investments, by a charge to provision for credit losses. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there would be no ACL in this situation.
At adoption of ASU
2016-13,
no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at December 31, 2022, and June 30, 2022.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company did not hold securities of any one issuer at December 31, 2022 with a book value that exceeded 10% of the Company’s total equity except for: Mortgage-backed GSE residential securities and Small Business Administration securities with a book value of approximately $206,631,000 and $18,366,000, respectively, and a market value of approximately $180,078,000 and $16,176,000, respectively, at December 31, 2022.
All mortgage-backed securities at December 31, 2022 and June 30, 2022 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$1,500	$1,485
One to five years	5,575	5,335
Five to ten years	11,561	10,683
After ten years	12,143	10,517

	30,779	28,020
Mortgage-backed securities	206,631	180,078

Totals	$237,410	$208,098

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $110,870,000 and $125,209,000 as of December 31, 2022 and June 30, 2022, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $9.9 million at December 31, 2022 and $9.2 million at June 30, 2022. At December 31, 2022, all $9.9 million of our repurchase agreements had an overnight maturity, and all were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Gross gains of $0 and $0 and gross losses of $183,000 and $0 resulting from sales of available-for-sale
securities were realized for the six months ended December 31, 2022, and 2021, respectively. Tax credit applicable to these net realized losses was $52,000 and $0, respectively.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2022 and June 30, 2022, was $197,809,000 and $209,133,000, respectively, which is approximately 95% and 95% of the Company’s available-for-sale
investment portfolio. These declines in fair value at December 31, 2022 and June 30, 2022, resulted from increases in market interest rates and are considered temporary.
The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and June 30, 2022:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022:
U.S. Treasury	$1,485	$(15)	$437	$(59)	$1,922	$(74)
U.S. Government and federal agency	2,861	(129)	3,618	(367)	6,479	(496)
Mortgage-backed:
GSE residential	82,025	(5,982)	91,207	(20,670)	173,232	(26,652)
Small Business Administration	8,567	(594)	7,609	(1,596)	16,176	(2,190)

Total temporarily impaired securities	$94,938	$(6,720)	$102,871	$(22,692)	$197,809	$(29,412)

June 30, 2022:
U.S. Treasury	$3,400	$ (83)	$—	$—	$3,400	$ (83)
U.S. Government and federal agency	9,121	(367)	—	—	9,121	(367)
Mortgage-backed:
GSE residential	144,042	(15,267)	37,587	(6,962)	181,629	(22,229)
Small Business Administration	12,955	(1,160)	2,028	(361)	14,983	(1,521)

Total temporarily impaired securities	$169,518	$(16,877)	$39,615	$(7,323)	$209,133	$(24,200)

The unrealized losses on the Company’s investment in U.S. Treasury, U.S. Government and federal agency, Mortgage-backed Government sponsored enterprises and Small Business Administration securities at December 31, 2022 and June 30, 2022, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be impaired at December 31, 2022 and June 30, 2022.

Note 6:	Loans and Allowance for Loan Losses
Classes of loans include:

	December 31, 2022	June 30, 2022
Real estate loans:
One- to four-family, including home equity loans	$150,711	$132,474
Multi-family	100,147	88,247
Commercial	192,015	167,375
Home equity lines of credit	6,926	6,987
Construction	36,595	41,254
Commercial	72,360	80,418
Consumer	9,486	8,981

Total loans	568,240	525,736
Less:
Unearned fees and discounts, net	(201)	(247)
Allowance for loan losses	7,166	7,052

Loans, net	$561,275	$518,931

The Company had loans held for sale included in the
one-
to four-family real estate loans totaling $0 and $227,000 as of December 31, 2022 and June 30, 2022.

1
5

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

1
6

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
The Company also offers USDA (USDA Rural Development) and FHA loans that are originated through a nationwide wholesale lender.
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

1
7

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
Commercial business loans also included Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which were covered by a 100% government guaranty. As of December 31, 2022 and June 2022, the Company had no PPP loans, compared to 43 PPP loans totaling $8.0 million at December 31, 2021.
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
Loan Concentration
The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $322,406,000 and $290,972,000 as of December 31, 2022 and June 30, 2022, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $696,000 and $1,570,000 at December 31, 2022 and June 30, 2022, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, but still primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $38,589,000 and $29,972,000 at December 31, 2022 and June 30, 2022, respectively, of which $21,551,000 and $13,234,000, at December 31, 2022 and June 30, 2022 were outside our primary market area.
Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses and the recorded investment in loans based on portfolio segment as of December 31, 2022 and June 30, 2022, and activity in the allowance for credit losses and allowance for loan losses for the three-month and six-month
periods ended December 31, 2022 and 2021 and the year ended June 30, 2022:

	Three Months Ended December 31, 2022
	Real Estate Loans
	One-to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,537	$1,284	$2,386	$94
Provision charged to expense	185	118	6	7
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,722	$1,402	$2,392	$101

Loans:
Ending balance	$150,711	$100,147	$192,015	$6,926

	Three Months Ended December 31, 2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$549	$1,090	$83	$7,023
Provision charged to expense	36	(227)	17	142
Losses charged off	—	—	(9)	(9)
Recoveries	—	8	2	10

Balance, end of period	$585	$871	$93	$7,166

Loans:
Ending balance	$36,595	$72,360	$9,486	$568,240

	Six Months Ended December 31, 2022
	Real Estate Loans
	One-to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period (prior to adoption of ASU 2016-13)	$1,028	$1,375	$1,985	$70
Impact of adopting ASU 2016-13	382	(140)	385	33
Provision charged to expense	311	167	22	(2)
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,722	$1,402	$2,392	$101

Loans:
Ending balance	$150,711	$100,147	$192,015	$6,926

	Six Months Ended December 31, 2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period (prior to adoption of ASU 2016-13)	$489	$2,025	$80	$7,052
Impact of adopting ASU 2016-13	192	(818)	13	47
Provision charged to expense	(96)	(344)	17	75
Losses charged off	—	(4)	(21)	(25)
Recoveries	—	12	4	17

Balance, end of period	$585	$871	$93	$7,166

Loans:
Ending balance	$36,595	$72,360	$9,486	$568,240

	Year Ended June 30, 2022 Real Estate Loans
	One-to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$967	$1,674	$1,831	$67
Provision charged to expense	100	(299)	154	3
Losses charged off	(40)	—	—	—
Recoveries	1	—	—	—

Balance, end of year	$1,028	$1,375	$1,985	$70

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,028	$1,375	$1,985	$70

Loans:
Ending balance	$132,474	$88,247	$167,375	$6,987

Ending balance: individually evaluated for impairment	$1,350	$—	$—	$—

Ending balance: collectively evaluated for impairment	$131,124	$88,247	$167,375	$6,987

	Year Ended June 30, 2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$258	$1,740	$62	$6,599
Provision charged to expense	231	265	38	492
Losses charged off	—	—	(27)	(67)
Recoveries	—	20	7	28

Balance, end of year	$489	$2,025	$80	$7,052

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$489	$2,025	$80	$7,052

Loans:
Ending balance	$41,254	$80,418	$8,981	$525,736

Ending balance: individually evaluated for impairment	$—	$35	$—	$1,385

Ending balance: collectively evaluated for impairment	$41,254	$80,383	$8,981	$524,351

	Three Months Ended December 31, 2021
	Real Estate Loans
	One-to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$974	$1,562	$1,916	$63
Provision charged to expense	108	(162)	46	(1)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,082	$1,400	$1,962	$62

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,082	$1,400	$1,962	$62

Loans:
Ending balance	$125,406	$86,790	$164,879	$6,168

Ending balance: individually evaluated for impairment	$1,083	$—	$—	$—

Ending balance: collectively evaluated for impairment	$124,323	$86,790	$164,879	$6,168

	Three Months Ended December 31, 2021 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$321	$1,571	$63	$6,470
Provision charged to expense	(22)	(57)	12	(76)
Losses charged off	—	—	(8)	(8)
Recoveries	—	7	2	9

Balance, end of period	$299	$1,521	$69	$6,395

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$299	$1,521	$69	$6,395

Loans:
Ending balance	$26,474	$80,403	$7,991	$498,111

Ending balance: individually evaluated for impairment	$—	$41	$12	$1,136

Ending balance: collectively evaluated for impairment	$26,474	$80,362	$7,979	$496,975

2
1

	Six Months Ended December 31, 2021
	Real Estate Loans
	One-to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$967	$1,674	$1,831	$67
Provision charged to expense	114	(274)	131	(5)
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,082	$1,400	$1,962	$62

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,082	$1,400	$1,962	$62

Loans:
Ending balance	$125,406	$86,790	$164,879	$6,168

Ending balance: individually evaluated for impairment	$1,083	$—	$—	$—

Ending balance: collectively evaluated for impairment	$124,323	$86,790	$164,879	$6,168

	Six Months Ended December 31, 2021 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$258	$1,740	$62	$6,599
Provision charged to expense	41	(231)	21	(203)
Losses charged off	—	—	(18)	(18)
Recoveries	—	12	4	17

Balance, end of period	$299	$1,521	$69	$6,395

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$299	$1,521	$69	$6,395

Loans:
Ending balance	$26,474	$80,403	$7,991	$498,111

Ending balance: individually evaluated for impairment	$—	$41	$12	$1,136

Ending balance: collectively evaluated for impairment	$26,474	$80,362	$7,979	$496,975

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.
The allowance for credit losses (ACL) represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies on a sound credit review and approval process. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty.
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

2
2

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
The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination as of December 31, 2022 and the risk rating category and class of loan as of June 30, 2022 (in thousands):

Risk Rating	2022	2021	2020	2019	2018	Prior Years	Total
One- to Four-Family
Pass	$56,939	$31,118	$19,034	$6,418	$9,056	$27,276	$149,841
Special Mention	—	—	—	—	343	—	343
Substandard	7	103	62	330	—	25	527

Total	$56,946	$31,221	$19,096	$6,748	$9,399	$27,301	$150,711

Multi-Family
Pass	$38,276	$10,879	$14,848	$9,008	$3,233	$23,654	$99,898
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	249	—	—	249

Total	$38,276	$10,879	$14,848	$9,257	$3,233	$23,654	$100,147

Commercial Real Estate
Pass	$66,609	$31,172	$33,044	$6,064	$19,839	$32,368	$189,096
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	883	83	—	1,953	2,919

Total	$66,609	$31,172	$33,927	$6,147	$19,839	$34,321	$192,015

Home Equity Line of Credit
Pass	$2,215	$1,378	$842	$834	$540	$1,117	$6,926
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,215	$1,378	$842	$834	$540	$1,117	$6,926

Construction
Pass	$19,491	$10,351	$6,753	$—	$—	$—	$36,595
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$19,491	$10,351	$6,753	$—	$—	$—	$36,595

Commercial Business
Pass	$18,779	$18,672	$12,010	$8,585	$1,992	$7,894	$67,932
Special Mention	—	—	30	—	—	—	30
Substandard	—	—	1,142	60	3,192	4	4,398

Total	$18,779	$18,672	$13,182	$8,645	$5,184	$7,898	$72,360

Consumer
Pass	$5,355	$2,287	$1,245	$409	$136	$46	$9,478
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	8	—	8

Total	$5,355	$2,287	$1,245	$409	$144	$46	$9,486

Total Loans
Pass	$207,664	$105,857	$87,776	$31,318	$34,796	$92,355	$559,766
Special Mention	—	—	30	—	343	—	373
Substandard	7	103	2,087	722	3,200	1,982	8,101

Total	$207,671	$105,960	$89,893	$32,040	$38,339	$94,337	$568,240

	Real Estate Loans
	One-to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2022:
Pass	$130,950	$87,993	$164,424	$6,987	$41,254	$73,226	$8,970	$513,804
Watch	—	—	—	—	—	—	—	—
Substandard	1,524	254	2,951	—	—	7,192	11	11,932
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$132,474	$88,247	$167,375	$6,987	$41,254	$80,418	$8,981	$525,736

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
The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
December 31, 2022:
Real estate loans:
One- to four-family	$611	$1,483	$190	$2,284	$148,427	$150,711	$62
Multi-family	—	—	—	—	100,147	100,147	—
Commercial	—	47	—	47	191,968	192,015	—
Home equity lines of credit	—	21	—	21	6,905	6,926	—
Construction	—	—	—	—	36,595	36,595	—
Commercial	54	170	61	285	72,075	72,360	60
Consumer	22	14	—	36	9,450	9,486	—

Total	$687	$1,735	$251	$2,673	$565,567	$568,240	$122

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2022:
Real estate loans:
One- to four-family	$374	$144	$1,174	$1,692	$130,782	$132,474	$47
Multi-family	—	—	—	—	88,247	88,247	—
Commercial	—	—	—	—	167,375	167,375	—
Home equity lines of credit	—	—	—	—	6,987	6,987	—
Construction	—	—	—	—	41,254	41,254	—
Commercial	—	—	—	—	80,418	80,418	—
Consumer	78	21	—	99	8,882	8,981	—

Total	$452	$165	$1,174	$1,791	$523,945	$525,736	$47

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
The following tables present impaired loans as of June 30, 2022 and December, 2021:

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
The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded at December 31, 2022 and June 30, 2022:

	December 31, 2022		June 30, 2022
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual
Mortgages on real estate:
One- to four-family	$129	$129	$1,127
Multi-family	—	—	—
Commercial	—	—	—
Home equity lines of credit	—	—	—
Construction loans	—	—	—
Commercial business loans	—	—	—
Consumer loans	—	—	—

Total	$129	$129	$1,127

At December 31, 2022 and June 30, 2022, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s). The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of December 31, 2022 and June 30, 2022. All TDRs were performing according to the terms of the restructuring and were accruing as of December 31, 2022 and as of June 2022.

	December 31, 2022	June 30, 2022
Real estate loans
One- to four-family	$206	$962
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—

Total real estate loans	206	962

Construction	—	—
Commercial	30	36
Consumer	—	—

Total	$236	$998

Modifications
During the
six-month
period ended December 31, 2022, no loans were modified.
During the year ended June 30, 2022, no loans were modified.
During the
six-month
period ended December 31, 2021, no loans were modified.
COVID-19
Modifications
Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain
COVID-19
loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to
COVID-19;
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. In 2020 and 2021, the Company made
COVID-19
modifications to allow our borrowers to pay interest only for up to six months. As of December 31, 2022, all of these loans have returned to principal and interest payments or paid off.
TDR’s with Defaults
The Company had no TDRs in default and no restructured loans in foreclosure as of December 31, 2022 or as of June 30, 2022. The Company defines a default as any loan that becomes 90 days or more past due.
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
We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of December 31, 2022, we did not have any foreclosed residential real estate properties as a result of obtaining physical possession. As of December 31, 2022, we did not have any residential mortgage loans and home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:	Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $3,843,000 and $3,142,000 of Federal Home Loan Bank stock as of December 31, 2022 and June 30, 2022. The FHLB provides liquidity and funding through advances.

Note 8:	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the six months ended December 31, 2022 and 2021:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
December 31, 2022:
Beginning balance	$(17,263)	$(83)	$(17,346)
Other comprehensive loss before reclassification	(3,825)	—	(3,825)
Amounts reclassified from accumulated other comprehensive loss	131	—	131
Net current period other comprehensive loss	—	(2)	(2)

Ending balance	$(20,957)	$(85)	$(21,042)

December 31, 2021:
Beginning balance	$2,361	$(428)	$1,933
Other comprehensive loss before reclassification	(2,472)	—	(2,472)
Net current period other comprehensive loss	—	(15)	(15)

Ending balance	$(111)	$(443)	$(554)

Note 9:	Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the three and six month periods ended December 31, 2022 and 2021, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$(183)	$—	$(183)	$—	Net realized gains (losses) on sale of available-for- sale securities
Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	(1)	(14)	(3)	(21)

Total reclassified amount before tax	(184)	(14)	(186)	(21)
Tax expense (credit)	(52)	(4)	(53)	(6)	Provision for Income Tax

Total reclassification out of AOCI	$(132)	$(10)	$(133)	$(15)	Net Income

Note 10:	Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Computed at the statutory rate	$397	$490	$966	$1,026
Decrease resulting from
Tax exempt interest	(6)	(2)	(11)	(4)
Cash surrender value of life insurance	(20)	(14)	(41)	(64)
State income taxes	134	177	335	355
Other	(19)	(22)	(23)	(21)

Actual expense	$486	$629	$1,226	$1,292

Note 11:	Regulatory Capital
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
As of December 31, 2022, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and June 30, 2022:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Available-for-sale securities:
U.S. Treasury	$1,922	$—	$1,922	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	6,479	—	6,479	—
Mortgage-backed: GSE residential	180,078	—	180,078	—
Small Business Administration	16,176	—	16,176	—
State and political subdivisions	3,443	—	1,082	2,361
Mortgage servicing rights	1,515	—	—	1,515

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Available-for-sale securities:
U.S. Treasury	$3,400	$—	$3,400	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	9,121	—	9,121	—
Mortgage-backed: GSE residential	188,185	—	188,185	—
Small Business Administration	16,442	—	16,442	—
State and political subdivisions	3,758	—	1,096	2,662
Mortgage servicing rights	1,463	—	—	1,463
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of December 31, 2022 or June 30, 2022. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Treasury, U.S. Government and federal agency, mortgage-backed securities (GSE—residential), Small Business Administration and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

State and Political Subdivision
Balance, July 1, 2022	$2,662
Transfers into Level 3	—
Transfers out of Level 3	—
Total realized and unrealized gains and losses included in net income	—
Purchases	—
Sales	—
Settlements	(301)

Balance, December 31, 2022	$2,361

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Mortgage Servicing Rights
Balance, July 1, 2022	$1,463
Total realized and unrealized gains and losses included in net income	105
Servicing rights that result from asset transfers	39
Payments received and loans refinanced	(92)

Balance, December 31, 2022	$1,515

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$105

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2022 and June 30, 2022.

	Fair Value at December 31, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,515	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% (9.5%) 6.0% - 6.8% (6.6%) 0.10% - 0.14% (0.12%)
State and political subdivision	2,361	Discounted cash flow	Maturity/Call Date	1 month – 9 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)

	Fair Value at June 30, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,463	Discounted cash flow	Discount rate	9.5% (9.5%)
			Constant prepayment rate	6.0% - 6.7% (6.7%)
			Probability of default	0.10% - 0.14% (0.12%)
State and political subdivision	2,662	Discounted cash flow	Maturity/Call Date	1 month – 10 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and June 30, 2022.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Financial assets
Cash and cash equivalents	$8,443	$8,443	$—	$—
Interest-bearing time deposits in banks	1,250	1,250	—	—
Loans, net of allowance for loan losses	561,275	—	—	542,648
Federal Home Loan Bank stock	3,843	—	3,843	—
Accrued interest receivable	2,581	—	2,581	—
Financial liabilities
Deposits	667,337	—	403,074	263,693
Repurchase agreements	9,938	—	9,938	—
Federal Home Loan Bank advances	66,000	—	65,777	—
Advances from borrowers for taxes and insurance	1,099	—	1,099	—
Accrued interest payable	675	—	675	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

3
7

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Financial assets
Cash and cash equivalents	$75,811	$75,811	$—	$—
Interest-bearing time deposits in banks	1,500	1,500	—	—
Loans, net of allowance for loan losses	518,931	—	—	512,643
Federal Home Loan Bank stock	3,142	—	3,142	—
Accrued interest receivable	2,023	—	2,023	—
Financial liabilities
Deposits	752,020	—	501,544	250,650
Repurchase agreements	9,244	—	9,244	—
Federal Home Loan Bank advances	15,000	—	14,903	—
Advances from borrowers for taxes and insurance	503	—	503	—
Accrued interest payable	176	—	176	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
In accordance with the Company’s adoption of ASU
2016-01
as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2022, represent an approximation of exit price; however, an actual exit price may differ.

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
effective July 1, 2022, an allowance for credit losses on
off-balance
sheet credit exposures was established for $496,000. As of December 31, 2022, the ACL on
off-balance
sheet credit exposures was reduced to $434,000, primarily due to a decrease in covid-related factors.

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

Additional factors that may affect our results are discussed under “Item 1A.—Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. See “COVID-19” below for a discussion of how the COVID-19 pandemic may affect our future performance. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation. As of December 31, 2022, the Company repurchased 1,674,479 shares of common stock under stock repurchase plans.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 3.10% and 2.96% for the six months ended December 31, 2022 and 2021, respectively.    Net interest income increased to $12.3 million, or $24.6 million on an annualized basis, for the six months ended December 31, 2022 from $11.3 million, or $22.5 million on an annualized basis, for the six months ended December 31, 2021.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $251,000, or 0.1%, of total loans at December 31, 2022, and $1.2 million, or 0.2%, of total loans at June 30, 2022. Our non-performing assets totaled $251,000, or 0.1% of total assets at December 31, 2022, and $1.3 million, or 0.2%, of total assets at June 30, 2022.

At December 31, 2022, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2022 was $3.4 million, compared to a net income of $3.6 million for the six months ended December 31, 2021.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

COVID-19

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. As it continues to evolve, it is not clear when or how the pandemic-driven contraction will recover. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Many of the CARES Act provisions, as well as other recent legislative and regulatory efforts, are expected to have a material impact on financial institutions. As of December 31, 2022, the COVID-19 pandemic has not had a significant negative impact on our financial condition and results of operations.

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

Capital and liquidity

As of December 31, 2022, our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, though rates are increasing. If funding costs are elevated for an extended period, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of December 31, 2022 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.

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

With the passage of the PPP, administered by the SBA, the Company actively participated in assisting our customers with applications for resources through the program. Most PPP loans had a five-year term and earned interest at 1%. As of December 31, 2022 and June 30, 2022, the Company had no PPP loans remaining in our loan portfolio, compared to 43 PPP loans totaling $8.0 million at December 31, 2021.

Retail operations

Throughout the pandemic, we have been operating and serving our customers with uninterrupted access to their account information and the ability to complete banking transactions by utilizing drive-ups, Online and Mobile Banking, and ATMs. With the health and safety of our customers and staff in mind, and consistent with recommendations from the Centers for Disease Control and Prevention (CDC) and state and local governments concerning COVID-19, all our banking offices are open with safety protocols in place.

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

Comparison of Financial Condition at December 31, 2022 and June 30, 2022

Total assets decreased $33.8 million, or 3.9%, to $823.7 million at December 31, 2022 from $857.6 million at June 30, 2022. The decrease was primarily due to a $67.4 million decrease in cash and cash equivalents and a $12.8 million decrease in investment securities, partially offset by a $42.3 million increase in net loans receivable. The decrease in assets was due to the expected withdrawal of deposits by one public entity, as discussed below.

Net loans receivable, including loans held for sale, increased by $42.3 million, or 8.2%, to $561.3 million at December 31, 2022 from $518.9 million at June 30, 2022. The increase in net loans receivable during this period was due primarily to a $24.6 million, or 14.7%, increase in commercial real estate loans, an $11.9 million, or 13.5%, increase in multi-family loans, an $18.2 million, or 13.8%, increase in one- to four-family loans, and a $505,000, or 5.6%, increase in consumer loans, partially offset by a $61,000, or 0.9%, decrease in home equity lines of credit, an $8.1 million, or 10.0%, decrease in commercial business loans, and a $4.7 million, or 11.3%, decrease in construction loans.

Investment securities, consisting entirely of securities available for sale, decreased $12.8 million, or 5.8%, to $208.1 million at December 31, 2022 from $220.9 million at June 30, 2022. We had no securities classified as held to maturity at December 31, 2022 or June 30, 2022.

Between June 30, 2022 and December 31, 2022, accrued interest receivable increased $558,000 to $2.6 million, Federal Home Loan Bank (FHLB) stock increased $701,000 to $3.8 million, other assets increased $1.5 million to $2.1 million, mortgage servicing rights increased $52,000 to $1.5 million and deferred income taxes increased $1.6 million to $10.8 million, while premises and equipment decreased $209,000 to $9.3 million and foreclosed assets held for sale decreased $120,000 to $0. The increase in accrued interest receivable was primarily the result of increases in both the average balances and yields of securities and loans; the increase in FHLB stock was due to an increased stock requirement due to an increase in FHLB advances; the increase in other assets was due to a receivable for a matured security on the last day of the quarter for which we had not yet received proceeds and a fluctuation in items in process; the increase in mortgage servicing rights was the result of an increased valuation due to rising interest rates; and the increase in deferred income taxes was mostly due to an increase in unrealized losses on the sale of available-for-sale securities. The decrease in premises and equipment was the result of ordinary depreciation and the decrease in foreclosed assets held for sale was due to the sale of property.

At December 31, 2022, our investment in bank-owned life insurance was $14.6 million, an increase of $194,000 from $14.4 million at June 30, 2022. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which resulted in a limit of $22.9 million at December 31, 2022.

Deposits decreased $84.7 million, or 11.3%, to $667.3 million at December 31, 2022 from $752.0 million at June 30, 2022. Certificates of deposit, excluding brokered certificates of deposit, decreased $255,000, or 0.1%, to $246.7 million, while brokered certificates of deposit increased $14.0 million, or 393.7%, to $17.6 million. Noninterest bearing demand accounts decreased $61.4 million, or 58.5%, to $43.6 million, while savings, NOW, and money market accounts decreased $37.1 million, or 9.4%, to $359.5 million. The large decrease in noninterest bearing demand accounts was due primarily to approximately $57.6 million in deposits from a public entity that collects real estate taxes that was on deposit at June 30, 2022 and withdrawn in the six months ended December 31, 2022, when tax monies were distributed. Repurchase agreements increased $694,000, or 7.5%, to $9.9 million at December 31, 2022, from $9.2 million at June 30, 2022. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago which increased $51.0 million to $66.0 million at December 31, 2022 from $15.0 million at June 30, 2022.

Advances from borrowers for taxes and insurance increased $596,000, or 118.5%, to $1.1 million at December 31, 2022, from $503,000 at June 30, 2022, accrued interest payable increased $499,000, or 283.5%, to $675,000 at December 31, 2022, from $176,000 at June 30, 2022, and the allowance for credit losses on off-balance sheet credit exposures increased $434,000 to $434,000 at December 31, 2022 from $0 at June 30, 2022, while other liabilities decreased $1.8 million, or 28.7%, to $4.5 million at December 31, 2022 from $6.3 million at June 30, 2022. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in accrued interest payable was mostly due to an increases in both the average balance and the average cost of interest-bearing liabilities. The increase in the allowance for credit losses on off-balance sheet credit exposures was the result of the adoption of ASU 2016-13, effective July 1, 2022. The decrease in other liabilities was a result of accrued compensation and benefits that were paid out in the six months ended December 31, 2022.

Total equity decreased $568,000, or 0.8%, to $71.1 million at December 31, 2022 from $71.7 million at June 30, 2022. Equity decreased primarily due to a decrease of $3.7 million in accumulated other comprehensive income (loss), net of tax, a decrease of $388,000 due to the adoption of ASU 2016-13 effective July 1, 2022, and the accrual of approximately $633,000 in dividends to our shareholders. The decrease in accumulated other comprehensive income (loss) was primarily due to unrealized depreciation on available-for-sale securities, net of tax. These decrease were partially offset by net income of $3.4 million, and ESOP and stock equity plan activity of $776,000.

Comparison of Operating Results for the Six Months Ended December 31, 2022 and 2021

General. Net income decreased $222,000 to $3.4 million for the six months ended December 31, 2022 from $3.6 million for the six months ended December 31, 2021. The decrease in net income was due to a decrease in noninterest income, an increase in noninterest expense and an increase in provision for credit losses, partially offset by an increase in net interest income.

Net Interest Income. Net interest income increased $1.0 million, or 9.3%, to $12.3 million for the six months ended December 31, 2022 from $11.3 million for the six months ended December 31, 2021. This was a result of an increase of $2.6 million in interest and dividend income, partially offset by an increase of $1.6 million in interest expense. Our interest rate spread increased by 14 basis points to 3.10% for the six months ended December 31, 2022 compared to 2.96% for the six months ended December 31, 2021, and our net interest margin increased by 17 basis points to 3.20% for the six months ended December 31, 2022 compared to 3.03% for the six months ended December 31, 2021. A $27.3 million, or 3.7%, increase in the average balance of interest earning assets was offset by a $53.0 million, or 8.5%, increase in average balance of interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $2.6 million, or 20.9%, to $15.2 million for the six months ended December 31, 2022 from $12.6 million for the six months ended December 31, 2021. The increase in interest and dividend income was due to a $1.8 million increase in interest income on loans, a $698,000 increase in interest income on securities, and a $115,000 increase in other interest income. The increase in interest income on loans resulted from a 38 basis point, or 9.3%, increase in the average yield on loans to 4.45% for the six months ended December 31, 2022 from 4.07% for the six months ended December 31, 2021, and by a $38.6 million, or 7.6%, increase in the average balance of loans to $548.5 million for the six months ended December 31, 2022, from $509.9 million for the six months ended December 31, 2021. The increase in interest income on securities was due to a $13.6 million, or 6.9%, increase in the average balance of securities to $210.0 million for the six months ended December 31, 2022, from $196.5 million for the six months ended December 31, 2021, and by a 53 basis point increase in the average yield on securities to 2.63% for the six months ended December 31, 2022 from 2.10% for the six months ended December 31, 2021. The increase in other interest income was a result of a 350 basis point increase in the average yield in other interest earning assets, including Federal Home Loan Bank dividends and deposits with other financial institutions, to 4.13% from 0.63%, partially offset by a $24.9 million decrease in the average balance of other interest earning assets.

Interest Expense. Interest expense increased $1.6 million, or 121.2%, to $2.9 million for the six months ended December 31, 2022, from $1.3 million for the six months ended December 31, 2021. The increase was primarily due to an increase of $985,000 in interest on deposits and a $636,000 increase in interest on borrowings and repurchase agreements.

Interest expense on interest-bearing deposits increased by $985,000, or 91.7%, to $2.1 million for the six months ended December 31, 2022 from $1.1 million for the six months ended December 31, 2021. This increase was due to a 31 basis point increase in the average cost of interest bearing deposits to 0.67% for the six months ended December 31, 2022 from 0.36% for the six months ended December 31, 2021, and by an increase of $25.7 million in the average balance of interest-bearing deposits to $615.5 million for the six months ended December 31, 2022 from $589.7 million for the six months ended December 31, 2021.

Interest expense on borrowings, including FHLB advances and a line of credit from CIBC Bank USA, and repurchase agreements, increased $598,000, or 257.8%, to $830,000 for the six months ended December 31, 2022 from $232,000 for the six months ended December 31, 2021. This increase was due to an increase in the average balance of borrowings and repurchase agreements to $62.0 million for the six months ended December 31, 2022 from $34.7 million for the six months ended December 31, 2021, and by a 134 bp increase in the average cost of such borrowings to 2.68% for the six months ended December 31, 2022 from 1.34% for the six months ended December 31, 2021.

Provision (Credit) for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for credit losses on loans for $75,000 and a credit for credit losses on off-balance sheet credit exposures of $(62,000) for a total provision for credit losses of $13,000 for the six months ended December 31, 2022, compared to a credit for credit losses on loans of $(203,000) for the six months ended December 31, 2021. The allowance for credit losses was $7.2 million, or 1.26% of total loans, at December 31, 2022, compared to $6.4 million, or 1.28% of total loans, or 1.30% of total loans excluding PPP loans, at December 31, 2021, and $7.1 million, or 1.34% of total loans, at June 30, 2022, at which date we had no PPP loans. During the six months ended December 31, 2022, net charge-offs of $8,000 were recorded, while during the six months ended December 31, 2021, net charge-offs of $1,000 were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	At or for the Six Months Ended December 31, 2022	At or for the Year Ended June 30, 2022
Allowance to non-performing loans at the end of the period	2854.98%	600.68%
Allowance to total loans outstanding at the end of the period	1.26%	1.34%
Net charge-offs to average total loans outstanding during the period, annualized	0.01%	0.01%
Total non-performing loans to total loans at the end of the period	0.04%	0.22%
Total non-performing assets to total assets at the end of the period	0.03%	0.15%

Noninterest Income. Noninterest income decreased $899,000, or 30.1%, to $2.1 million for the six months ended December 31, 2022 from $3.0 million for the six months ended December 31, 2021. The decrease was primarily due to a decrease in gain on sale of loans, an increase in net realized loss on sale of available-for-sale securities, a decrease in brokerage commissions, and a decrease in bank-owned life insurance income. For the six months ended December 31, 2022, gain on sale of loans decreased $306,000 to $76,000, net realized loss on sale of available-for-sale securities increased $(183,000) to $(183,000), brokerage commissions decreased $137,000 to $439,000, and bank-owned life insurance income decreased $111,000 to $194,000, from the six months ended December 31, 2021. The decrease in gain on sale of loans was a result of a decrease in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the six months ended December 31, 2022, and the increase in loss on sale of available-for-sale securities was the result of securities sold at a loss in the six months ended December 31, 2022. The decrease in brokerage commissions was the result of a decrease in the amount of renewal commissions and management fees, while the decrease in bank-owned life insurance income was due to the receipt of death benefit proceeds in the six months ended December 31, 2021.

Noninterest Expense. Noninterest expense increased $217,000, or 2.3%, to $9.8 million for the six months ended December 31, 2022 from $9.6 million for the six months ended December 31, 2021. The largest components of this increase were equipment expense, which increased $164,000, or 16.4%, advertising, which increased $87,000, or 47.5% and professional services, which increased $61,000, or 26.6%. These increases were partially offset by a decrease in other expenses, which decreased $133,000, or 14.1%. Equipment expense increased as a result of an increase in the cost of core processing, advertising increased due to a new ad campaign in the six months ended December 31, 2022, and professional services increased as a result of additional services received during the six months ended December 31, 2022. Other expenses decreased as a result of a decrease in appraisal and other loan expenses.

Income Tax Expense. We recorded a provision for income tax of $1.2 million for the six months ended December 31, 2022, compared to a provision for income tax of $1.3 million for the six months ended December 31, 2021, reflecting effective tax rates of 26.7% and 26.4%, respectively.

Comparison of Operating Results for the Three Months Ended December 31, 2022 and 2021

General. Net income decreased $300,000 to $1.4 million net income for the three months ended December 31, 2022 from $1.7 million net income for the three months ended December 31, 2021. The decrease in net income was primarily due to a decrease in noninterest income, an increase in noninterest expense and an increase in provision for credit losses, partially offset by an increase in net interest income.

Net Interest Income. Net interest income increased $366,000 to $6.0 million for the three months ended December 31, 2022 from $5.7 million for the three months ended December 31, 2021. The increase was a result of a $1.8 million increase in interest and dividend income, partially offset by a $1.4 million increase in interest expense. Our interest rate spread increased 2 basis points to 3.00% for the three months ended December 31, 2022 compared to 2.98% for the three months ended December 31, 2021, and our net interest margin increased by 9 basis points to 3.13% for the three months ended December 31, 2022 compared to 3.04% for the three months ended December 31, 2021. A $25.2 million, or 3.4%, increase in the average balance of interest earning assets was offset by a $60.5 million, or 9.6% increase in average balance of interest-bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $1.8 million, or 28.5%, to $8.1 million for the three months ended December 31, 2022 from $6.3 million for the three months ended December 31, 2021. The increase in interest and dividend income was primarily due to a $1.5 million increase in interest income on loans and a $249,000 increase in interest income on securities. The increase in interest on loans resulted from a 65 basis point, or 15.8%, increase in the average yield on loans to 4.73% from 4.08%, and a $58.3 million, or 11.7%, increase in the average balance of loans to $558.5 million from $500.2 million. The increase in interest income on securities resulted from a 50 basis point, or 22.2%, increase in the average yield on securities to 2.74% from 2.24%, partially offset by a $700,000, or 0.3%, decrease in the average balance of securities to $204.0 million from $204.7 million.

Interest Expense. Interest expense increased $1.4 million, or 228.7%, to $2.1 million for the three months ended December 31, 2022 from $627,000 for the three months ended December 31, 2021. This increase was due to an 80 basis point, or 199.9%, increase in the average cost of interest-bearing liabilities to 1.20% from 0.40%, and a $60.5 million, or 9.6%, increase in the average balance of interest-bearing liabilities to $689.4 million from $628.9 million.

Interest expense on interest-bearing deposits increased by $932,000, or 182.4%, to $1.4 million for the three months ended December 31, 2022 from $511,000 for the three months ended December 31, 2021. This increase was due to an increase in the average cost of interest-bearing deposits to 0.94% for the three months ended December 31, 2022 from 0.34% for the three months ended December 31, 2021, and a $21.9 million, or 3.7%, increase in the average balance of interest-bearing deposits to $615.8 million for the three months ended December 31, 2022 from $594.0 million for the three months ended December 31, 2021.

Interest expense on borrowings increased $502,000, or 432.8%, to $618,000 for the three months ended December 31, 2022, from $116,000 for the three months ended December 31, 2021. This increase was due to an increase in the average balance of borrowings to $73.6 million for the three months ended December 31, 2022, from $35.0 million for the three months ended December 31, 2021 and a 203 basis point increase in the average cost of such borrowings to 3.36% for the three months ended December 31, 2022 from 1.33% for the three months ended December 31, 2021.

Provision (Credit) for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for credit losses on loans for $142,000 and a credit for credit losses on off-balance sheet credit exposures $(41,000) for a total provision for credit losses of $101,000 for the three months ended December 31, 2022, compared to a credit for credit losses on loans of $(76,000) for the three months ended December 31, 2021. During the three months ended December 31, 2022, net recoveries of $1,000 were recorded, while during the three months ended December 31, 2021, net charge-offs of $1,000 were recorded.

Noninterest Income. Noninterest income decreased $572,000, or 39.7%, to $868,000 for the three months ended December 31, 2022 from $1.4 million for the three months ended December 31, 2021. The decrease was primarily due to a decrease in gain on sale of loans, a decrease in mortgage banking income, net, an increase in net realized loss on sale of available-for-sale securities, and a decrease in brokerage commissions. For the three months ended December 31, 2022, the net gain on the sale of loans decreased $122,000 to $34,000, mortgage banking income, net, decreased $95,000 to $47,000, net realized loss on sale of available-for-sale securities increased $(183,000) to $(183,000), and brokerage commissions decreased $87,000 to $201,000, from the three months ended December 31, 2021. The decrease in gain on sale of loans and the decrease in mortgage banking income, net, were a result of a decrease in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the three months ended December 31, 2022, and the increase in loss on sale of available-for-sale securities was the result of securities sold at a loss in the three months ended December 31, 2022. The decrease in brokerage commissions was the result of a decrease in the amount of renewal commissions and management fees in the three months ended December 31, 2022.

Noninterest Expense. Noninterest expense increased $60,000, or 1.2%, and was $4.9 million for both the three months ended December 31, 2022 and 2021. The largest components of this increase were equipment expense, which increased $114,000, or 23.7%, and advertising expense, which increased $74,000, or 77.9%. These increases were partially offset by a decrease in compensation and benefits, which decreased $103,000, or 3.2%. Equipment expense increased as a result of an increase in the cost of core processing, while advertising increased due to a new ad campaign in the three months ended December 31, 2022. Compensation and benefits decreased due to a decrease in annual incentive plan expenses.

Income Tax Expense. We recorded a provision for income tax of $486,000 for the three months ended December 31, 2022, compared to a provision for income tax of $629,000 for the three months ended December 31, 2021, reflecting effective tax rates of 25.7% and 27.0%, respectively.

Asset Quality

At December 31, 2022, our non-accrual loans totaled $129,000 in one- to four-family loans. At December 31, 2022, we had a single one- to four-family loans for $62,000 and one commercial business loan for $60,000, which were delinquent 90 days or greater and still accruing interest.

At December 31, 2022, loans classified as substandard equaled $8.1 million. Loans classified as substandard consisted of $527,000 in one- to four-family loans, $249,000 in multi-family loans, $2.9 million in commercial real estate loans, $4.4 million in commercial business loans and $8,000 in consumer loans. At December 31, 2022, no loans were classified as doubtful or loss.

At December 31, 2022, watch rated assets consisted of $343,000 in one-to four-family loans and $30,000 in commercial business loans.

Troubled Debt Restructuring. Troubled debt restructurings include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At December 31, 2022 and June 30, 2022, we had $236,000 and $998,000, respectively, of troubled debt restructurings. At December 31, 2022 our troubled debt restructurings consisted of $206,000 in one- to four-family loans and $30,000 in commercial business loans.

Foreclosed Assets. At December 31 2022, we had no foreclosed assets compared to $120,000 as of June 30, 2022. Foreclosed assets at June 30, 2022 consisted of $120,000 in residential real estate properties.

Allowance for Credit Loss Activity

The Company regularly reviews its allowance for credit losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for credit losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for credit losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six-month periods ended December 31, 2022 and 2021:

	Six months ended December 31,
	2022	2021
Balance, beginning of period	$7,052	$6,599
Impact of adopting ASU 2016-13	47	—
Loans charged off
Real estate loans
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	(4)	—
Consumer	(21)	(18)

Gross charged off loans	(25)	(18)

Recoveries of loans previously charged off
Real estate loans
One- to four-family	1	1
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	12	12
Consumer	4	4

Gross recoveries of charged off loans	17	17

Net charge offs	(8)	(1)

Provision charged to expense	75	(203)

Balance, end of period	$7,166	$6,395

The allowance for credit losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for credit losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for credit losses when we believe the collection of loan principal is unlikely. The allowance for credit losses increased $114,000 to $7.2 million at December 31, 2022, from $7.1 million at June 30, 2022. With the adoption of ASU 2016-13, effective July 1, 2022, a transition adjustment increased the allowance for credit losses on loans by $47,000. This increase in allowance was primarily the result of an increase in our loan portfolio and was necessary in order to bring the allowance for credit losses to a level that reflects management’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. For the three months ended December 31, 2022 and the year ended June 30, 2022, our liquidity ratio averaged 30.2% and 31.2% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2022.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2022, cash and cash equivalents totaled $8.4 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $1.3 million at December 31, 2022.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $551,000 and $3.6 million for the six months ended December 31, 2022 and 2021 respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay-downs on mortgage-backed securities. Net cash used in investing activities was $(35.3) million and $(7.9) million for the six months ended December 31, 2022 and 2021, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash used in financing activities was $(32.6) million and $(24.9) million for the six months ended December 31, 2022 and 2021, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2022 and June 30, 2022.

	December 31, 2022	June 30, 2022

	(Dollars in thousands)
Commitments to fund loans	$13,461	$28,024
Lines of credit	130,948	127,752

At December 31, 2022, certificates of deposit due within one year of December 31, 2022 totaled $163.8 million, or 24.5% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits, our line of credit or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2023. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, and CIBC Bank USA. Federal Home Loan Bank advances were $66.0 million at December 31, 2022. At December 31, 2022 we had the ability to borrow up to an additional $85.2 million from the Federal Home Loan Bank of Chicago, we had $5.0 million available on our CIBC Bank line of credit, and also had the ability to borrow $25.5 million from the Federal Reserve based on current collateral pledged.

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

As of December 31, 2022, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	December 31, 2022	June 30, 2022	Minimum to Be Well
	Actual	Actual	Capitalized
Community Bank Leverage Ratio	9.9%	9.8%	9.0%

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

	For the Three Months Ended December 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

	(Dollars in thousands)
Assets
Loans	$558,529	$6,599	4.73%	$500,182	$5,102	4.08%
Securities:
U.S. Treasury	2,410	9	1.49%	991	3	1.21%
U.S. Government and federal agency	6,408	43	2.68%	8,833	51	2.31%
Mortgage-backed:
GSE residential	175,549	1,217	2.77%	181,975	1,038	2.28%
Small Business Administration	16,043	99	2.47%	11,694	45	1.54%
State and political subdivisions	3,587	27	3.01%	1,204	9	2.99%

Total securities	203,997	1,395	2.74%	204,697	1,146	2.24%

	For the Three Months Ended December 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

	(Dollars in thousands)
Other interest-earning assets	9,463	112	4.73%	41,900	58	0.55%

Total interest-earning assets	771,989	8,106	4.20%	746,779	6,306	3.38%
Non-interest earning assets	44,515			27,016

Total assets	$816,504			$773,795

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$122,707	60	0.20%	$105,034	34	0.13%
Savings accounts	72,716	63	0.35%	68,868	25	0.15%
Money market accounts	164,461	452	1.10%	161,460	126	0.31%
Certificates of deposit	255,936	868	1.36%	258,592	326	0.50%

Total interest-bearing deposits	615,820	1,443	0.94%	593,954	511	0.34%
Borrowings and repurchase agreements	73,580	618	3.36%	34,986	116	1.33%

Total interest-bearing liabilities	689,400	2,061	1.20%	628,940	627	0.40%
Noninterest-bearing liabilities	49,713			48,172
Other Noninterest-bearing liabilities	9,642			10,658

Total liabilities	748,755			687,770
Stockholders’ equity	67,749			86,025

Total liabilities and stockholders’ equity	$816,504			$773,795

Net interest income		$6,045			$5,679

Interest rate spread (1)			3.00%			2.98%
Net interest margin (2)			3.13%			3.04%
Net interest-earning assets (3)	$82,589			$117,839

Average interest-earning assets to interest-bearing liabilities	112%			119%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

	(Dollars in thousands)
Assets
Loans	$548,474	$12,199	4.45%	$509,875	$10,385	4.07%
Securities:
U.S. Treasury	2,900	23	1.59%	991	7	1.41%
U.S. Government and federal agency	7,726	98	2.54%	8,177	98	2.40%
Mortgage-backed:
GSE residential	179,701	2,390	2.66%	175,381	1,857	2.12%
Small Business Administration	16,046	192	2.39%	10,682	79	1.48%
State and political subdivisions	3,671	54	2.94%	1,228	18	2.93%

Total securities	210,044	2,757	2.63%	196,459	2,059	2.10%
Other interest-earning assets	11,052	228	4.13%	35,971	113	0.63%

Total interest-earning assets	769,570	15,184	3.95%	742,305	12,557	3.38%
Non-interest earning assets	41,745			28,943

Total assets	$811,315			$771,248

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$124,798	111	0.18%	$107,667	74	0.14%
Savings accounts	73,533	107	0.29%	67,473	54	0.16%
Money market accounts	167,485	633	0.76%	154,207	253	0.33%
Certificates of deposit	249,639	1,208	0.97%	260,402	693	0.53%

Total interest-bearing deposits	615,455	2,059	0.67%	589,749	1,074	0.36%
Borrowings and repurchase agreements	61,994	830	2.68%	34,678	232	1.34%

Total interest-bearing liabilities	677,449	2,889	0.85%	624,427	1,306	0.42%
Noninterest-bearing liabilities	53,776			50,779
Other Noninterest-bearing liabilities	10,231			9,564

Total liabilities	741,456			684,770
Stockholders’ equity	69,859			86,478

Total liabilities and stockholders’ equity	$811,315			$771,248

	For the Six Months Ended December 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

	(Dollars in thousands)
Net interest income		$12,295			$11,251

Interest rate spread (1)			3.10%			2.96%
Net interest margin (2)			3.20%			3.03%
Net interest-earning assets (3)	$92,121			$117,878

Average interest-earning assets to interest-bearing liabilities	114%			119%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended December 31, 2022 vs. 2021			Six Months Ended December 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate

	(In thousands)
Interest-earning assets:
Loans	$633	$864	$1,497	$812	$1,002	$1,814
Securities	(28)	277	249	150	548	698
Other	(318)	372	54	(266)	381	115

Total interest-earning assets	$287	$1,513	$1,800	$696	$1,931	$2,627

Interest-bearing liabilities:
Interest-bearing checking or NOW	$6	$20	$26	$13	$24	$37
Savings accounts	2	36	38	5	48	53
Certificates of deposit	(23)	565	542	(84)	599	515
Money market accounts	2	324	326	24	356	380

Total interest-bearing deposits	(13)	945	932	(42)	1,027	985
Federal Home Loan Bank advances and repurchase agreements	211	291	502	263	335	598

Total interest-bearing liabilities	$198	$1,236	$1,434	$221	$1,362	$1,583

Change in net interest income	$89	$277	$366	$475	$569	$1,044

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of December 31, 2022, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022 (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 10, 2023	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: February 10, 2023	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer