Form 10-Q
period 2023-03-31
IF Bancorp, Inc.
filed 2023-05-10
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
March 31
, 2023
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
of the Exchange Act).
YES  ☐    NO  ☒
The Registrant had 3,354,626 shares of common stock, par value $0.01 per share, issued and outstanding as of May 4, 2023.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	March 31, 2023	June 30, 2022
Assets	(Unaudited )
Cash and due from banks	$9,222	$74,494
Interest-bearing demand deposits	243	1,317

Cash and cash equivalents	9,465	75,811

Interest-bearing time deposits in banks	1,250	1,500
Available-for-sale securities	207,693	220,906
Loans, net of allowance for credit losses of $7,535 and $7,052 at March 31, 2023 and June 30, 2022, respectively	578,511	518,931
Premises and equipment, net of accumulated depreciation of $9,191 and $8,704 at March 31, 2023 and June 30, 2022, respectively	11,160	9,505
Federal Home Loan Bank stock, at cost	3,843	3,142
Foreclosed assets held for sale	—	120
Accrued interest receivable	2,641	2,023
Bank-owned life insurance	14,663	14,373
Mortgage servicing rights	1,472	1,463
Deferred income taxes	10,004	9,166
Other	2,266	618

Total assets	$842,968	$857,558

Liabilities and Equity
Liabilities
Deposits
Demand	$46,740	$104,944
Savings, NOW and money market	357,920	396,600
Certificates of deposit	253,872	246,909
Brokered certificates of deposit	33,036	3,567

Total deposits	691,568	752,020

Repurchase agreements	10,764	9,244
Federal Home Loan Bank advances	56,500	15,000
Advances from borrowers for taxes and insurance	1,352	503
Accrued post-retirement benefit obligation	2,642	2,620
Accrued interest payable	961	176
Allowance for credit losses on off-balance sheet credit exposures	307	—
Other	5,125	6,337

Total liabilities	769,219	785,900

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,354,626 and 3,257,626 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	33	32
Additional paid-in capital	51,429	50,342
Unearned ESOP shares, at cost, 158,771 and 173,205 shares at March 31, 2023 and June 30, 2022, respectively	(1,588)	(1,732)
Retained earnings	42,732	40,362
Accumulated other comprehensive income (loss), net of tax	(18,857)	(17,346)

Total stockholders’ equity	73,749	71,658

Total liabilities and stockholders’ equity	$842,968	$857,558

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$6,690	$4,907	$18,889	$15,292
Securities:
Taxable	1,345	1,033	4,048	3,074
Tax-exempt	26	9	80	27
Federal Home Loan Bank dividends	64	31	134	89
Deposits with other financial institutions	73	23	231	78

Total interest and dividend income	8,198	6,003	23,382	18,560

Interest Expense
Deposits	2,501	498	4,560	1,572
Federal Home Loan Bank advances and repurchase agreements	661	94	1,491	288
Line of credit and other borrowings	—	19	—	57

Total interest expense	3,162	611	6,051	1,917

Net Interest Income	5,036	5,392	17,331	16,643
Provision for Credit Losses	240	242	253	39

Net Interest Income After Provision for Credit Losses	4,796	5,150	17,078	16,604

Noninterest Income
Customer service fees	91	82	294	255
Other service charges and fees	58	63	173	231
Insurance commissions	130	180	506	559
Brokerage commissions	168	289	607	865
Net realized gains (losses) on sales of available-for-sale securities	12	—	(171)	—
Mortgage banking income, net	43	400	267	635
Gain on sale of loans	48	32	124	414
Bank-owned life insurance income, net	96	88	290	393
Other	296	320	938	1,087

Total noninterest income	942	1,454	3,028	4,439

Noninterest Expense
Compensation and benefits	3,203	3,393	9,414	9,602
Office occupancy	248	261	728	729
Equipment	563	486	1,725	1,484
Federal deposit insurance	57	50	169	146
Stationary, printing and office	23	16	78	60
Advertising	109	98	379	281
Professional services	78	69	368	298
Supervisory examinations	43	38	132	122
Audit and accounting services	43	17	137	110
Organizational dues and subscriptions	8	4	51	48
Insurance bond premiums	50	46	151	141
Telephone and postage	44	40	124	119
Loss (Gain) on foreclosed assets, net	—	19	(28)	6
Other	377	511	1,187	1,454

Total noninterest expense	4,846	5,048	14,615	14,600

Income Before Income Tax	892	1,556	5,491	6,443
Provision for Income Tax	202	402	1,428	1,694

Net Income	$690	$1,154	$4,063	$4,749

Earnings Per Share:
Basic	$0.22	$0.37	$1.29	$1.55
Diluted	$0.21	$0.37	$1.25	$1.52
Dividends declared per common share	$0.20	$0.175	$0.40	$0.35
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net Income	$690	$1,154
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $874 and $(3,515), for 2023 and 2022, respectively	2,195	(8,816)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $4 and $0, for 2023 and 2022, respectively	8	—

	2,187	(8,816)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $0 and $(4) for 2023 and 2022, respectively	(2)	(10)

Other comprehensive income (loss), net of tax	2,185	(8,826)

Comprehensive Income (Loss)	$2,875	$(7,672)

	Nine Months Ended March 31,
	2023	2022
Net Income	$4,063	$4,749
Other Comprehensive Loss
Unrealized depreciation on available-for-sale securities, net of taxes of $(649) and $(4,500), for 2023 and 2022, respectively	(1,630)	(11,288)
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $(48) and $0, for 2023 and 2022, respectively	(123)	—

	(1,507)	(11,288)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(1) and $(10) for 2023 and 2022, respectively	(4)	(25)

Other comprehensive loss, net of tax	(1,511)	(11,313)

Comprehensive Income (Loss)	$2,552	$(6,564)

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the three months ended March 31, 2023
Balance, January 1, 2023	$33	$51,021	$(1,636)	$42,714	$(21,042)	$71,090
Net income	—	—	—	690	—	690
Other comprehensive income	—	—	—	—	2,185	2,185
Dividends on common stock, $0.20 per share	—	—	—	(672)	—	(672)
Stock options exercised	—	283	—	—	—	283
Stock equity plan	—	90	—	—	—	90
ESOP shares earned, 4,811 shares	—	35	48	—	—	83

Balance, March 31, 2023	$33	$51,429	$(1,588)	$42,732	$(18,857)	$73,749

For the three months ended March 31, 2022
Balance, January 1, 2022	$32	$50,136	$(1,828)	$38,708	$(554)	$86,494
Net income	—	—	—	1,154	—	1,154
Other comprehensive loss	—	—	—	—	(8,826)	(8,826)
Dividends on common stock, $0.175 per share	—	—	—	(570)	—	(570)
Stock equity plan	—	40	—	—	—	40
ESOP shares earned, 4,811 shares	—	69	48	—	—	117

Balance, March 31, 2022	$32	$50,245	$(1,780)	$39,292	$(9,380)	$78,409

See accompanying notes to the unaudited condensed consolidated financial statements.

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the nine months ended March 31, 2023
Balance, June 30, 2022	$32	$50,342	$(1,732)	$40,362	$(17,346)	$71,658
Cumulative impact of ASU 2016-13	—	—	—	(388)	—	(388)

Balance, July 1, 2022	$32	$50,342	$(1,732)	$39,974	$(17,346)	$71,270
Net income	—	—	—	4,063	—	4,063
Other comprehensive loss	—	—	—	—	(1,511)	(1,511)
Dividends on common stock, $0.40 per share	—	—	—	(1,305)	—	(1,305)
Stock options exercised	1	731	—	—	—	732
Stock equity plan	—	237	—	—	—	237
ESOP shares earned, 14,434 shares	—	119	144	—	—	263

Balance, March 31, 2023	$33	$51,429	$(1,588)	$42,732	$(18,857)	$73,749

For the nine months ended March 31, 2022
Balance, July 1, 2021	$32	$49,619	$(1,925)	$35,645	$1,933	$85,304
Net income	—	—	—	4,749	—	4,749
Other comprehensive loss	—	—	—	—	(11,313)	(11,313)
Dividends on common stock, $0.35 per share	—	—	—	(1,102)	—	(1,102)
Stock options exercised	—	315	—	—	—	315
Stock equity plan	—	116	—	—	—	116
ESOP shares earned, 14,434 shares	—	195	145	—	—	340

Balance, March 31, 2022	$32	$50,245	$(1,780)	$39,292	$(9,380)	$78,409

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended March 31,
	2023	2022
Operating Activities
Net income	$4,063	$4,749
Items not requiring (providing) cash
Depreciation	487	505
Provision for loan losses	253	39
Amortization of premiums and discounts on securities	217	460
Deferred income taxes	(236)	304
Net realized gains on loan sales	(124)	(414)
Net realized losses on sales of available-for-sale securities	171	—
Loss (Gain) on foreclosed assets held for sale	(28)	6
Bank-owned life insurance income, net	(290)	(393)
ESOP compensation expense	263	340
Stock equity plan expense	237	116
Originations of loans held for sale	(5,116)	(21,680)
Proceeds from sales of loans held for sale	5,458	21,875
Changes in
Accrued interest receivable	(618)	(109)
Other assets	(1,648)	328
Accrued interest payable	785	(31)
Post-retirement benefit obligation	17	29
Other liabilities	(2,239)	(421)

Net cash provided by operating activities	1,652	5,703

Investing Activities
Net change in interest bearing time deposits	250	—
Purchases of available-for-sale securities	(16,810)	(68,002)
Proceeds from the sales of available-for-sale securities	7,695	—
Proceeds from maturities and pay-downs of available-for-sale securities	19,832	23,006
Net change in loans	(59,786)	13,225
Purchase of premises and equipment	(2,142)	(282)
Proceeds from sale of foreclosed assets	148	253
Purchase of Federal Home Loan Bank stock	(1,050)	—
Redemption of Federal Home Loan Bank Stock	349	—
Purchase of bank-owned life insurance	—	(5,000)
Proceeds from settlement of bank-owned life insurance death claim	—	454

Net cash used in investing activities	(51,514)	(36,346)

Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(96,884)	2,002
Net increase (decrease) in certificates of deposit, including brokered certificates	36,432	(2,603)
Net increase in advances from borrowers for taxes and insurance	849	370
Proceeds from Federal Home Loan Bank advances	263,600	—
Repayments of Federal Home Loan Bank advances	(222,100)	(5,000)
Net increase in repurchase agreements	1,520	1,018
Dividends paid	(633)	(532)
Proceeds from exercise of stock options	732	315

Net cash used in financing activities	(16,484)	(4,430)

Net Decrease in Cash and Cash Equivalents	(66,346)	(35,073)
Cash and Cash Equivalents, Beginning of Period	75,811	62,735

Cash and Cash Equivalents, End of Period	$9,465	$27,662

Supplemental Cash Flows Information
Interest paid	$5,266	$1,948
Income taxes paid, net of refunds	$1,780	$1,603
Foreclosed assets acquired in settlement of loans	$—	$120
Dividends payable	$672	$570
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2023 and June 30, 2022, and the results of its operations for the three month and nine month periods ended March 31, 2023 and 2022. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2022. The results of operations for the three-month and nine-month periods ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire year.
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

•
Insurance Commissions - The Company’s insurance agency, IF Insurance Agency, receives commissions on premiums of new and renewed business policies. IF Insurance Agency records commission revenue on direct bill policies as the cash is received. For agency bill policies, Iroquois Insurance Agency retains its commission portion of the customer premium payment and remits the balance to the carrier. In both cases, the carrier holds the performance obligation.

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
A summary of ESOP shares at March 31, 2023 and June 30, 2022 are as follows (dollars in thousands):

	March 31, 2023	June 30, 2022
Allocated shares	162,986	160,772
Shares committed for release	14,434	19,245
Unearned shares	158,771	173,205

Total ESOP shares	336,191	353,222

Fair value of unearned ESOP shares (1)	$2,467	$3,291

(1)	Based on closing price of $15.54 and $19.00 per share on March 31, 2023, and June 30, 2022, respectively.
During the nine months ended March 31, 2023, 9,348 ESOP shares were paid to ESOP participants due to separation from service and 7,683 shares were transferred out as a result of participant diversification. During the nine months ended March 31, 2022, 3,862 ESOP shares were paid to ESOP participants due to separation from service.
The IF Bancorp, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by stockholders in 2012 for a ten-year
period which ended in November 2022. The purpose of the Equity Incentive Plan was to promote the long-term financial success of the Company and its Subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders. The Equity Incentive Plan authorized the issuance or delivery to participants of up to 673,575 shares of the Company common stock pursuant to grants of incentive and non-qualified
stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) was 481,125 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units was 192,450. This plan was replaced by the 2022 Equity Incentive Plan when the stockholders approved the new plan on November 21, 2022. The new plan authorizes the issuance or delivery to participants of up to 264,850 shares of the Company common stock pursuant to grants of incentive and non-qualified
stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) was 52,970 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units was 211,880.
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

These shares of restricted stock vest in equal installments over 8 years, starting in December 2016. On September 9, 2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. No shares have been granted from the 2022 Equity Incentive Plan as of March 31, 2023, so there are 211,880 shares of restricted stock and 52,970 stock option shares available for future grants under this plan.
The following table summarizes stock option activity for the nine months ended March 31, 2023 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2022	134,143	$16.63
Granted	—	—
Exercised	44,000	16.63
Forfeited	—	—

Outstanding, March 31, 2023	90,143	$16.63	0.7	$—	(1)

Exercisable, March 31, 2023	90,143	$16.63	0.7	$—	(1)

(1)	Based on closing price of $15.54 per share on March 31, 2023.
Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the nine months ended March 31, 2023.
No stock options vested during the nine months ended March 31, 2023 and 2022. Stock-based compensation expense and related tax benefit were zero for stock options for the nine months ended March 31, 2023 and 2022. Compensation cost related to
non-vested
stock options was recognized over the seven-year vesting period ending in December, 2020, leaving no unrecognized compensation cost at March 31, 2023.
The following table summarizes
non-vested
restricted stock activity for the nine months ended March 31, 2023:

	Shares	Weighted-Average Grant-Date Fair Value
Balance, June 30, 2022	18,876	$16.82
Granted	53,000	19.10
Forfeited	—	—
Earned and issued	9,562	16.83

Balance, March 31, 2023	62,314	$18.76

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $234,000 and $67,000, respectively, for the nine months ended March 31, 2023, and was $119,000 and $34,000, respectively, for the nine months ended March 31, 2022. Unrecognized compensation expense for non-vested
restricted stock awards was $1,012,000 at March 31, 2023, and is expected to be recognized over 4.4 years with a corresponding credit to paid-in
capital.

Note 4:    Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three month and nine-month periods ended March 31, 2023 and 2022. The factors used in the earnings per common share computation are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Net income	$690	$1,154	$4,063	$4,749

Basic weighted average shares outstanding	3,343,670	3,257,782	3,318,809	3,251,073
Less: Average unallocated ESOP shares	(161,177)	(180,422)	(165,988)	(185,233)

Basic average shares outstanding	3,182,493	3,077,360	3,152,821	3,065,840

Diluted effect of restricted stock awards and stock options	82,103	72,919	86,964	68,497

Diluted average shares outstanding	3,246,596	3,150,279	3,239,785	3,134,337

Basic earnings per common share	$0.22	$0.37	$1.29	$1.55

Diluted earnings per common share	$0.21	$0.37	$1.25	$1.52

Note 5:    Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses on securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2023:
U.S. Treasury	$1,496	$—	$(54)	$1,442
U.S. Government and federal agency	6,976	—	(437)	6,539
Mortgage-backed:
GSE residential	204,128	121	(24,030)	180,219
Small Business Administration	17,910	70	(1,918)	16,062
State and political subdivisions	3,437	—	(6)	3,431

	$233,947	$191	$(26,445)	$207,693

June 30, 2022:
U.S. Treasury	$3,483	$—	$(83)	$3,400
U.S. Government and federal agency	9,488	—	(367)	9,121
Mortgage-backed:
GSE residential	210,367	47	(22,229)	188,185
Small Business Administration	17,960	3	(1,521)	16,442
State and political subdivisions	3,754	4	—	3,758

	$245,052	$54	$(24,200)	$220,906

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
At adoption of ASU
2016-13,
no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at March 31, 2023, and June 30, 2022.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company did not hold securities of any one issuer at March 31, 2023 with a book value that exceeded 10% of the Company’s total equity except for: Mortgage-backed GSE residential securities and Small Business Administration securities with a book value of approximately $204,128,000 and $17,910,000, respectively, and a market value of approximately $180,219,000 and $16,062,000, respectively, at March 31, 2023.
All mortgage-backed securities at March 31, 2023 and June 30, 2022 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$1,000	$995
One to five years	5,957	5,735
Five to ten years	10,989	10,343
After ten years	11,873	10,401

	29,819	27,474
Mortgage-backed securities	204,128	180,219

Totals	$233,947	$207,693

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $100,681,000 and $125,209,000 as of March 31, 2023 and June 30, 2022, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $10.8 million at March 31, 2023 and $9.2 million at June 30, 2022. At March 31, 2023, all $10.8 million of our repurchase agreements had an overnight maturity and all of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Gross gains of $12,000 and $0 and gross losses of $183,000 and $0, resulting from sales of available-for-sale
securities were realized for the nine-month period ended March 31, 2023, and 2022, respectively. The tax credit applicable to these net realized losses amounted to approximately $48,000 and $0 respectively. Gross gains of $12,000 and $0 and gross losses of $0 and $0, resulting from sales of available-for-sale
securities were realized for the three-month period ended March 31,

2023 and 2022, respectively. The tax provision applicable to these net realized gains amounted to approximately $4,000 and $0, respectively.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2023 and June 30, 2022 was $193,637,000 and $209,133,000, respectively, which is approximately 93% and 95% of the Company’s available-for-sale
investment portfolio. These declines in fair value at March 31, 2023 and June 30, 2022, resulted from increases in market interest rates and are considered temporary.

The following table shows the gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and June 30, 2022:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023:

U.S. Treasury	$—	$—	$1,442	$(54)	$1,442	$(54)
U.S. Government and federal agency	1,949	(46)	4,590	(391)	6,539	(437)
Mortgage-backed:
GSE residential	29,284	(852)	140,627	(23,178)	169,911	(24,030)
Small Business Administration	2,454	(76)	12,221	(1,842)	14,675	(1,918)
State and political subdivisions	1,070	(6)	—	—	1,070	(6)

Total	$34,757	$(980)	$158,880	$(25,465)	$193,637	$(26,445)

June 30, 2022:

U.S. Treasury	$3,400	$(83)	$—	$—	$3,400	$(83)
U.S. Government and federal agency	9,121	(367)	—	—	9,121	(367)
Mortgage-backed:
GSE residential	144,042	(15,267)	37,587	(6,962)	181,629	(22,229)
Small Business Administration	12,955	(1,160)	2,028	(361)	14,983	(1,521)

Total	$169,518	$(16,877)	$39,615	$(7,323)	$209,133	$(24,200)

The unrealized losses on the Company’s investment in U.S. Treasury, U.S. Government and federal agency, Mortgage-backed Government sponsored enterprises, Small Business Administration and state and political subdivision securities at March 31, 2023 and June 30, 2022, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be impaired at March 31, 2023 and June 30, 2022.
Note 6:    Loans and Allowance for Credit Losses
Classes of loans include:

	March 31, 2023	June 30, 2022
Real estate loans:
One- to four-family	$158,388	$132,474
Multi-family	98,891	88,247
Commercial	198,976	167,375
Home equity lines of credit	7,058	6,987
Construction	42,881	41,254
Commercial	71,129	80,418

Consumer	8,491	8,981

Total loans	585,814	525,736

Less:
Unearned fees and discounts, net	(232)	(247)
Allowance for credit losses	7,535	7,052

Loans, net	$578,511	$518,931

The Company had loans held for sale included in
one-
to four-family real estate loans totaling $0 and $227,000 as of March 31, 2023 and June 30, 2022, respectively.
The Company believes that sound loans are a necessary and desirable means of deploying funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s lending activity includes the origination of one-
to four-family residential mortgage loans, multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer loans (consisting primarily of automobile loans), construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production and wealth management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.
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
The Company offers USDA (USDA Rural Development) and FHA loans that are originated through a nationwide wholesale lender.
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
Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of March 31, 2023 and June 30, 2022, the Company had no PPP loans, compared to 18 PPP loans totaling $1.2 million at March 31, 2022.
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
Loan Concentration
The loan portfolio includes a concentration of loans secured by commercial and multi-family real estate properties amounting to $334,513,000 and $290,972,000 as of March 31, 2023 and June 30, 2022, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.

Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $675,000 and $1,570,000 at March 31, 2023 and June 30, 2022, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $41,857,000 and $29,972,000 at March 31, 2023 and June 30, 2022, respectively, of which $23,646,000 and $13,234,000, at March 31, 2023 and June 30, 2022 were outside our primary market area.
Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses and the recorded investment in loans based on loan classes as of March 31, 2023 and June 30, 2022, and activity in the allowance for credit losses and allowance for loan losses for the three-month and nine-month periods ended March 31, 2023 and 2022 and the year ended June 30, 2022:

	Three Months Ended March 31, 2023
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,722	$1,402	$2,392	$101
Provision for credit losses	268	(117)	118	(3)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,990	$1,285	$2,510	$98

Loans:

Ending balance	$158,388	$98,891	$198,976	$7,058

	Three Months Ended March 31, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$585	$871	$93	$7,166
Provision for credit losses	101	12	(12)	367
Losses charged off	—	—	(9)	(9)
Recoveries	—	6	5	11

Balance, end of period	$686	$889	$77	$7,535

Loans:

Ending balance	$42,881	$71,129	$8,491	$585,814

	Nine Months Ended March 31, 2023
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period (prior to adoption of ASU 2016-13)	$1,028	$1,375	$1,985	$70
Impact of adopting ASU 2016-13	382	(140)	385	33
Provision for credit losses	579	50	140	(5)
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,990	$1,285	$2,510	$98

Loans:

Ending balance	$158,388	$98,891	$198,976	$7,058

	Nine Months Ended March 31, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period (prior to adoption of ASU 2016-13)	$489	$2,025	$80	$7,052
Impact of adopting ASU 2016-13	192	(818)	13	47
Provision for credit losses	5	(332)	5	442
Losses charged off	—	(4)	(30)	(34)
Recoveries	—	18	9	28

Balance, end of period	$686	$889	$77	$7,535

Loans:

Ending balance	$42,881	$71,129	$8,491	$585,814

	Year Ended June 30, 2022 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of year	$967	$1,674	$1,831	$67
Provision charged to expense	100	(299)	154	3
Losses charged off	(40)	—	—	—
Recoveries	1	—	—	—

Balance, end of year	$1,028	$1,375	$1,985	$70

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,028	$1,375	$1,985	$70

Loans:
Ending balance	$132,474	$88,247	$167,375	$6,987

Ending balance: individually evaluated for impairment	$1,350	$—	$—	$—

Ending balance: collectively evaluated for impairment	$131,124	$88,247	$167,375	$6,987

	Year Ended June 30, 2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$258	$1,740	$62	$6,599
Provision charged to expense	231	265	38	492
Losses charged off	—	—	(27)	(67)
Recoveries	—	20	7	28

Balance, end of year	$489	$2,025	$80	$7,052

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$489	$2,025	$80	$7,052

Loans:

Ending balance	$41,254	$80,418	$8,981	$525,736

Ending balance: individually evaluated for impairment	$—	$35	$—	$1,385

Ending balance: collectively evaluated for impairment	$41,254	$80,383	$8,981	$524,351

	Three Months Ended March 31, 2022
	Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$1,082	$1,400	$1,962	$62
Provision charged to expense	(13)	27	4	4
Losses charged off	(26)	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,043	$1,427	$1,966	$66

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,043	$1,427	$1,966	$66

Loans:

Ending balance	$124,590	$88,566	$165,132	$6,600

Ending balance: individually evaluated for impairment	$1,076	$—	$—	$—

Ending balance: collectively evaluated for impairment	$123,514	$88,566	$165,132	$6,600

	Three Months Ended March 31, 2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$299	$1,521	$69	$6,395
Provision charged to expense	60	154	6	242
Losses charged off	—	—	(6)	(32)

Recoveries	—	4	2	6

Balance, end of period	$359	$1,679	$71	$6,611

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$359	$1,679	$71	$6,611

Loans:

Ending balance	$31,127	$81,399	$8,298	$505,712

Ending balance: individually evaluated for impairment	$—	$38	$—	$1,114

Ending balance: collectively evaluated for impairment	$31,127	$81,361	$8,298	$504,598

	Nine Months Ended March 31, 2022
	Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for loan losses:
Balance, beginning of period	$967	$1,674	$1,831	$67
Provision charged to expense	101	(247)	135	(1)
Losses charged off	(26)	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,043	$1,427	$1,966	$66

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,043	$1,427	$1,966	$66

Loans:

Ending balance	$124,590	$88,566	$165,132	$6,600

Ending balance: individually evaluated for impairment	$1,076	$—	$—	$—

Ending balance: collectively evaluated for impairment	$123,514	$88,566	$165,132	$6,600

	Nine Months Ended March 31, 2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$258	$1,740	$62	$6,599
Provision charged to expense	101	(77)	27	39
Losses charged off	—	—	(24)	(50)
Recoveries	—	16	6	23

Balance, end of period	$359	$1,679	$71	$6,611

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$359	$1,679	$71	$6,611

Loans:

Ending balance	$31,127	$81,399	$8,298	$505,712

Ending balance: individually evaluated for impairment	$—	$38	$—	$1,114

Ending balance: collectively evaluated for impairment	$31,127	$81,361	$8,298	$504,598

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
The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination as of March 31, 2023 and the risk rating category and class of loan as of June 30, 2022 (in thousands):

Risk Rating	2023	2022	2021	2020	2019	Prior Years	Total
One- to Four-Family
Pass	$10,309	$57,680	$29,815	$18,748	$6,175	$33,790	$156,517
Special Mention	—	—	—	—	—	1,456	1,456
Substandard	—	7	99	61	224	24	415

Total	$10,309	$57,687	$29,914	$18,809	$6,399	$35,270	$158,388

Multi-Family
Pass	$301	$37,966	$10,849	$14,523	$8,676	$26,330	$98,645
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	246	—	246

Total	$301	$37,966	$10,849	$14,523	$8,922	$26,330	$98,891

Commercial Real Estate
Pass	$9,305	$67,351	$30,332	$32,441	$5,919	$50,675	$196,023
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	871	82	2000	2,953

Total	$9,305	$67,351	$30,332	$33,312	$6,001	$52,675	$198,976

Home Equity Line of Credit
Pass	$229	$2,346	$1,293	$895	$796	$1,499	$7,058
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$229	$2,346	$1,293	$895	$796	$1,499	$7,058

Construction
Pass	$1,016	$23,070	$11,125	$7,670	$—	$—	$42,881
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,016	$23,070	$11,125	$7,670	$—	$—	$42,881

Commercial Business
Pass	$5,819	$20,527	$15,478	$9,588	$6,592	$8,537	$66,541
Special Mention	—	—	—	28	—	—	28
Substandard	2,816	64	100	1,376	153	51	4,560

Total	$8,635	$20,591	$15,578	$10,992	$6,745	$8,588	$71,129

Consumer
Pass	$1,248	$3,718	$2,025	$1,068	$271	$155	$8,485
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6	6,

Total	$1,248	$3,718	$2,025	$1,068	$271	$161	$8,491

Total Loans
Pass	$28,227	$212,658	$100,917	$84,933	$28,429	$120,986	$576,150
Special Mention	—	—	—	28	—	1,456	1,484
Substandard	2,816	71	199	2,308	705	2,081	8,180

Total	$31,043	$212,729	$101,116	$87,269	$29,134	$124,523	$585,814

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2022:
Pass	$130,950	$87,993	$164,424	$6,987	$41,254	$73,226	$8,970	$513,804
Watch	—	—	—	—	—	—	—	—
Substandard	1,524	254	2,951	—	—	7,192	11	11,932
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$132,474	$88,247	$167,375	$6,987	$41,254	$80,418	$8,981	$525,736

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

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
March 31, 2023:
Real estate loans:
One- to four-family	$739	$—	$24	$763	$157,625	$158,388	$—
Multi-family	—	—	—	—	98,891	98,891	—
Commercial	406	—	46	452	198,524	198,976	—
Home equity lines of credit	—	20	—	20	7,038	7,058	—
Construction	—	—	—	—	42,881	42,881	—
Commercial	36	—	207	243	70,886	71,129	—
Consumer	19	21	—	40	8,451	8,491	—

Total	$1,200	$41	$277	$1,518	$584,296	$585,814	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2022:
Real estate loans:
One- to four-family	$374	$144	$1,174	$1,692	$130,782	$132,474	$47
Multi-family	—	—	—	—	88,247	88,247	—
Commercial	—	—	—	—	167,375	167,375	—
Home equity lines of credit	—	—	—	—	6,987	6,987	—
Construction	—	—	—	—	41,254	41,254	—
Commercial	—	—	—	—	80,418	80,418	—
Consumer	78	21	—	99	8,882	8,981	—

Total	$452	$165	$1,174	$1,791	$523,945	$525,736	$47

Since the Company adopted ASU
2016-13,
effective July 1, 2022, the allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some collateral-dependent loans are selected to be evaluated individually. At March 31, 2023, two collateral-dependent commercial business loans were individually evaluated and a specific reserve of $143,000 was established. These two loans were originally secured by business assets, but remaining collateral as March 31, 2023, was determined to have no value.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans that were individually evaluated to determine expected credit losses, and the related allowance for credit losses, as of March 31, 2023:

Collateral
	Real Estate	Business Assets	Other	Total	Allowance for Credit Losses
Real estate loans:
One- to four-family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	143
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$143

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

The following tables present impaired loans as of June 30, 2022 and March 31, 2022:

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

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded at March 31, 2023 and June 30, 2022:

	March 31, 2023		June 30, 2022
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual
Mortgages on real estate:
One- to four-family	$—	$24	$1,127
Multi-family	—	—	—
Commercial	—	46	—
Home equity lines of credit	—	—	—
Construction loans	—	—	—
Commercial business loans	—	265	—
Consumer loans	—	—	—

Total	$—	$335	$1,127

At March 31, 2023 and June 30, 2022, the Company had a number of loans that were modified in troubled debt restructurings (TDRs). The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of March 31, 2023 and June 30, 2022. All TDRs were performing according to the terms of the restructuring and were accruing as of March 31, 2023 and as of June 2022.

	March 31, 2023	June 30, 2022
Real estate loans
One- to four-family	$198	$962
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—

Total real estate loans	198	962

Construction	—	—
Commercial	27	36
Consumer	—	—

Total	$225	$998

Modifications
During the nine-month period ended March 31, 2023, no loans were modified as a TDR.
During the year ended June 30, 2022, no loans were modified as a TDR.
During the nine-month period ended March 31, 2022, one previously modified TDR was modified a second time to amortize for full payment by original maturity.

COVID-19
Modifications
Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain
COVID-19
loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to
COVID-19;
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. In 2020 and 2021, the Company made
COVID-19
modifications to allow our borrowers to pay interest only for up to six months. As of March 31, 2023, all of these loans have returned to principal and interest payments or paid off.
TDR’s with Defaults
The Company had no TDRs in default and no restructured loans in foreclosure as of March 31, 2023 or as of June 30, 2022. The Company defines a default as any loan that becomes 90 days or more past due.
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
We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of March 31, 2023, we did not have any foreclosed residential real estate properties as a result of obtaining physical possession. As of March 31, 2023, we did not have any residential mortgage loans and home equity loans with a collateralized by residential real estate property for which formal foreclosure proceedings were in process.
Note 7:    Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $3,843,000 and $3,142,000 of Federal Home Loan Bank stock as of March 31, 2023 and June 30, 2022, respectively. The FHLB provides liquidity and funding through advances.

Note 8:    Accumulated Other Comprehensive Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the nine months ended March 31, 2023 and 2022:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
March 31, 2023:
Beginning balance	$(17,263)	$(83)	$(17,346)
Other comprehensive loss before reclassification	(1,630)	—	(1,630)
Amounts reclassified from accumulated other comprehensive income	123	—	123
Net current period other comprehensive loss	—	(4)	(4)

Ending balance	$(18,770)	$(87)	$(18,857)

March 31, 2022:
Beginning balance	$2,361	$(428)	$1,933
Other comprehensive loss before reclassification	(11,288)	—	(11,288)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	—	(25)	(25)

Ending balance	$(8,927)	$(453)	$(9,380)

Note 9:    Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the three and nine month periods ended March 31, 2023 and 2022, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$12	$—	$(171)	$—	Net realized gains (losses) on sale of available-for- sale securities
Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	(2)	(14)	(5)	(35)

Total reclassified amount before tax	10	(14)	(176)	(35)
Tax expense	4	(4)	(49)	(10)	Provision for Income Tax

Total reclassification out of AOCI	$6	$(10)	$(127)	$(25)	Net Income

Note 10:    Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Computed at the statutory rate	$187	$327	$1,153	$1,353
Decrease resulting from
Tax exempt interest	(6)	(2)	(17)	(6)
Cash surrender value of life insurance	(20)	(18)	(61)	(83)
State income taxes	88	117	423	471
Other	(47)	(22)	(70)	(41)

Actual expense	$202	$402	$1,428	$1,694

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
As of March 31, 2023, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.
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

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and June 30, 2022:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023:
Available-for-sale securities:
US Treasury	$1,442	$—	$1,442	$—
US Government and federal agency	6,539	—	6,539	—
Mortgage-backed securities – GSE residential	180,219	—	180,219	—
Small Business Administration	16,062	—	16,062	—
State and political subdivisions	3,431	—	1,070	2,361

Mortgage servicing rights	1,472	—	—	1,472

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Available-for-sale securities:
US Treasury	$3,400	$—	$3,400	$—
US Government and federal agency	9,121	—	9,121	—
Mortgage-backed securities – GSE residential	188,185	—	188,185	—
Small Business Administration	16,442	—	16,442	—
State and political subdivisions	3,758	—	1,096	2,662

Mortgage servicing rights	1,463	—	—	1,463
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available-for-Sale
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of March 31, 2023 or June 30, 2022. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential) and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

State and Political Subdivisions

Balance, July 1, 2022	$2,662

Transfers into Level 3	—
Transfers out of Level 3	—
Total realized and unrealized gains and losses included in net income	—
Purchases	—
Sales	—
Settlements	(301)

Balance, March 31, 2023	$2,361

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Mortgage Servicing Rights
Balance, July 1, 2022	$1,463

Total realized and unrealized gains and losses included in net income	82
Servicing rights that result from asset transfers	60
Payments received and loans refinanced	(133)

Balance, March 31, 2023	$1,472

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$82

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2023 and June 30, 2022.

	Fair Value at March 31, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,472	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% (9.5%) 6.0% - 6.8% (6.6%) 0.10% - 0.14% (0.12%)
State and political subdivisions	2,361	Discounted cash flow	Maturity/Call Date	1 month – 9 years

			Weighted average coupon	2.97% - 3.08% (3.03%)

			Marketability yield adjustment	1.0% - 2.0% (1.6%)

	Fair Value at June 30, 2022	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,463	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% (9.5%) 6.0% - 6.7% (6.7%) 0.10% - 0.14% (0.12%)
State and political subdivisions	2,662	Discounted cash flow	Maturity/Call Date	1 month – 10 years

			Weighted average coupon	2.97% - 3.08% (3.03%)

			Marketability yield adjustment	1.0% - 2.0% (1.6%)

Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and June 30, 2022.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023:
Financial assets
Cash and cash equivalents	$9,465	$9,465	$—	$—
Interest-bearing time deposits in banks	1,250	1,250	—	—
Loans, net of allowance for loan losses	578,511	—	—	555,882
Federal Home Loan Bank stock	3,843	—	3,843	—
Accrued interest receivable	2,641	—	2,641	—

Financial liabilities
Deposits	691,568	—	404,660	284,542
Repurchase agreements	10,764	—	10,764	—
Federal Home Loan Bank advances	56,500	—	56,360	—
Advances from borrowers for taxes and insurance	1,352	—	1,352	—
Accrued interest payable	961	—	961	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Financial assets
Cash and cash equivalents	$75,811	$75,811	$—	$—
Interest-bearing time deposits in banks	1,500	1,500	—	—
Loans, net of allowance for loan losses	518,931	—	—	512,643
Federal Home Loan Bank stock	3,142	—	3,142	—
Accrued interest receivable	2,023	—	2,023	—

Financial liabilities
Deposits	752,020	—	501,544	250,650
Repurchase agreements	9,244	—	9,244	—
Federal Home Loan Bank advances	15,000	—	14,903	—

Advances from borrowers for taxes and insurance	503	—	503	—
Accrued interest payable	176	—	176	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
In accordance with the Company’s adoption of ASU
2016-01
as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2023, represent an approximation of exit price; however, an actual exit price may differ.
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
effective July 1, 2022, an allowance for credit losses on
off-balance
sheet credit exposures was established for $496,000. During the three and nine months ended March 31, 2023, the Company

recorded a credit for allowance for credit losses (ACL) on
off-balance
sheet credit exposures of $127,000 and $189,000, respectively, which reduced our ACL on off-balance
sheet credit exposures to $307,000 at March 31, 2023. This reduction was primarily due to a decrease in loans with unfunded balances without the
Bank’s ability to cancel on demand.

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

Additional factors that may affect our results are discussed under “Item 1A. - Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, and the Company’s other filings with the SEC, including Part II. of this Form 10-Q. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. See “COVID-19” below for a discussion of how the COVID-19 pandemic may affect our future performance. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. We also established a charitable foundation, Iroquois Federal Foundation, to which we contributed 314,755 shares of our common stock. As of March 31, 2023, the Company repurchased 1,674,479 shares of common stock under stock repurchase plans.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.83% and 2.90% for the nine months ended March 31, 2023 and 2022, respectively. Net interest income increased to $17.3 million for the nine months ended March 31, 2023, from $16.6 million for the nine months ended March 31, 2022.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $335,000, or 0.1%, of total loans at March 31, 2023 and $1.2 million, or 0.2%, of total loans at June 30, 2022. Our non-performing assets totaled $335,000 or 0.1% of total assets at March 31, 2023, and $1.3 million, or 0.2% of total assets at June 30, 2022.

At March 31, 2023, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the nine months ended March 31, 2023, was $4.1 million, compared to a net income of $4.7 million for the nine months ended March 31, 2022.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

COVID-19

When it began in 2020, the COVID-19 pandemic caused economic and social disruption on an unprecedented scale. Congress, the President, and the Federal Reserve took several actions designed to cushion the economic fallout. The Company implemented our Business Continuity and Pandemic Response Plan to keep our staff and customers safe, while continuing to provide customer service. Recently, the President announced that COVID-19 will no longer be a public health emergency, effective May 11, 2023.

Lending operations and accommodations to borrowers

We have worked directly with customers affected by the COVID-19 pandemic. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company actively participated in assisting our customers with applications for resources through the program. Most PPP loans had a five-year term, earned interest at 1%, and were fully guaranteed by the U.S. government. As of March 31, 2023, all PPP loans have been paid off or forgiven.

Capital and liquidity

As of March 31, 2023, our capital ratios were in excess of all regulatory requirements. In review of our net charge-off history from the past 20 years which encompasses more than a complete economic cycle, management believes our current allowance for credit losses is more than adequate to absorb the probable losses expected over the remaining contractual life of the assets based on forecasted economic challenges. Current capital levels also support the Company’s recent loan stress testing of the most vulnerable industry sectors impacted by COVID-19.

The Company maintains access to multiple sources of liquidity. Currently, the Company’s total liquidity sources could provide $429.5 million of total additional capacity as of March, 31, 2023.

Financial position and results of operations

Our March 31, 2023, financial condition and results of operations were not significantly impacted as a result of the COVID-19 pandemic. While the general element of our allowance for credit losses increased early in the pandemic due to COVID-related changes in the economic forecast, our allowance for credit losses as of March 31, 2023, is only minimally impacted by COVID-19.

The Company’s current financial position is strong and the fundamental earning capabilities of its currently existing operations is solid. While the Company does not currently anticipate any material changes or deficiencies to its capital or liquidity sources, uncertainties about duration and overall effects on the economy could result in more adverse effects than expected.

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

The allowance for credit losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for credit losses we have established, which could have a material negative effect on our financial results.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2022.

Comparison of Financial Condition at March 31, 2023 and June 30, 2022

Total assets decreased $14.6 million, or 1.7%, to $843.0 million at March 31, 2023 from $857.6 million at June 30, 2022. The decrease was primarily due to a $66.3 million decrease in cash and cash equivalents and a $13.2 million decrease in investment securities, partially offset by a $59.6 million increase in net loans receivable. The decrease in assets was due to the expected recurring withdrawal of deposits by one public entity, as discussed below.

Net loans receivable, including loans held for sale, increased by $59.6 million, or 11.5%, to $578.5 million at March 31, 2023 from $518.9 million at June 30, 2022. The increase in net loans receivable during this period was due primarily to a $31.6 million, or 18.9%, increase in commercial real estate loans, a $25.9 million, or 19.6%, increase in one- to four-family loans, a $10.6 million, or 12.1%, increase in multi-family loans, a $1.6 million, or 3.9%, increase in construction loans, and a $71,000, or 1.0%, increase in home equity lines of credit, partially offset by a $9.3 million, or 11.5%, decrease in commercial business loans and a $490,000, or 5.5%, decrease in consumer loans.

Investment securities, consisting entirely of securities available for sale, decreased $13.2 million, or 6.0%, to $207.7 million at March 31, 2023 from $220.9 million at June 30, 2022. We had no securities classified as held to maturity at March 31, 2023 or June 30, 2022.

Between June 30, 2022 and March 31, 2023, premises and equipment increased $1.7 million to $11.2 million, accrued interest receivable increased $618,000 to $2.6 million, Federal Home Loan Bank (FHLB) stock increased $701,000 to $3.8 million, other assets increased $1.6 million to $2.3 million, and deferred income taxes increased $838,000 to $10.0 million, while foreclosed assets held for sale decreased $120,000 to $0. The increase in premises and equipment was primarily due to the construction of a new office building for our Hoopeston branch; the increase in accrued interest receivable was primarily the result of an increase in the average balance and average yields of interest earning assets; the increase in FHLB stock was the result of an increase stock requirement due to an increase in FHLB advances; the increase in other assets was due to a receivable for a matured security on the last day of the quarter for which we had not yet received proceeds and a fluctuation in items in process; and the increase in deferred income taxes was mostly due to an increase in unrealized losses on the sale of available-for-sale securities. The decrease in foreclosed assets held for sale was due to the sale of property.

At March 31, 2023, our investment in bank-owned life insurance was $14.7 million, an increase of $290,000 from $14.4 million at June 30, 2022. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, which resulted in a limit of $23.2 million at March 31, 2023.

Deposits decreased $60.5 million, or 8.0%, to $691.6 million at March 31, 2023 from $752.0 million at June 30, 2022. Certificates of deposit, excluding brokered certificates of deposit, increased $7.0 million, or 2.8%, to $253.9 million, while brokered certificates of deposit increased $29.5 million, or 826.2%, to $33.0 million. Noninterest bearing demand accounts decreased $58.2 million, or 55.5%, to $46.7 million, while savings, NOW, and money market accounts decreased $38.7 million, or 9.8%, to $357.9 million. The large decrease in noninterest bearing demand accounts was due primarily to approximately $57.6 million in deposits from a public entity that collects real estate taxes that was on deposit at June 30, 2022 and withdrawn in the nine months ended March 31, 2023, when tax monies were distributed. Repurchase agreements increased $1.5 million, or 16.4%, to $10.8 million at March 31, 2023, from $9.2 million at June 30, 2022. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago which increased $41.5 million to $56.5 million at March 31, 2023, from $15.0 million at June 30, 2022.

Advances from borrowers for taxes and insurance increased $849,000, or 168.8%, to $1.4 million at March 31, 2023, from $503,000 at June 30, 2022. Accrued interest payable increased $785,000, or 446.0%, to $961,000 at March 31, 2023, from $176,000 at June 30, 2022. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in accrued interest payable resulted from an increase in average cost of interest-bearing liabilities.

Total equity increased $2.1 million, or 2.9%, to $73.7 million at March 31, 2023 from $71.7 million at June 30, 2022. Equity increased primarily due to net income of $4.1 million, and ESOP and stock equity plan activity of $1.2 million, partially offset by a decrease of $1.5 million in accumulated other comprehensive income (loss), net of tax, and the accrual of approximately $1.3 million in dividends to our shareholders, of which about half were still payable as of March 31, 2023, and were paid on April 14, 2023. The decrease in accumulated other comprehensive income (loss) was primarily due to unrealized depreciation on available-for-sale securities, net of taxes.

Comparison of Operating Results for the Nine Months Ended March 31, 2023 and 2022

General. Net income decreased $686,000 to $4.1 million for the nine months ended March 31, 2023, from $4.7 million for the nine months ended March 31, 2022. The decrease in net income was due to a decrease in noninterest income and an increase in provision for credit losses, partially offset by an increase in net interest income.

Net Interest Income. Net interest income increased by $688,000, or 4.1.%, to $17.3 million for the nine months ended March 31, 2023, from $16.6 million for the nine months ended March 31, 2022. The increase was due to an increase of $4.8 million in interest and dividend income, partially offset by an increase of $4.1 million in interest expense. A $32.8 million, or 4.4%, increase in the average balance of interest earning assets was offset by a $57.9 million, or 9.2%, increase in the average balance of interest-bearing liabilities. Our interest rate spread decreased by 7 basis points to 2.83% for the nine months ended March 31, 2023, compared to 2.90% for the nine months ended March 31, 2022, while our net interest margin decreased by 1 basis point to 2.96% for the nine months ended March 31, 2023 compared to 2.97% for the nine months ended March 31, 2022.

Interest and Dividend Income. Interest and dividend income increased $4.8 million, or 26.0%, to $23.4 million for the nine months ended March 31, 2023, from $18.6 million for the nine months ended March 31, 2022. The increase in interest and dividend income was due to a $3.6 million increase in interest on loans, a $1.0 million increase in interest income on securities, and a $198,000 increase in other interest income. The increase in interest income on loans was due to a $51.7 million, or 10.1%, increase in the average balance of loans to $559.5 million for the nine months ended March 31, 2023 from $507.8 million for the nine months ended March 31, 2022, and a 48 basis point increase in the average yield on loans to 4.50% for the nine months ended March 31, 2023 from 4.02% for the nine months ended March 31, 2022. The increase in interest income on securities was due to a $3.7 million, or 1.8%, increase in the average balance of securities to $209.6 million for the nine months ended March 31, 2023, from $205.8 million for the nine months ended March 31, 2022, and a 62 basis point increase in the average yield on securities to 2.63% from 2.01%. The increase in other interest income was a result of a 385 basis point increase in the average yield of other investments, partially offset by a $22.6 million decrease in the average balance of other investments, including Federal Home Loan Bank stock dividends and deposits with other financial institutions, to $10.8 million from $33.4 million.

Interest Expense. Interest expense increased $4.1 million, or 215.6%, to $6.1 million for the nine months ended March 31, 2023, from $1.9 million for the nine months ended March 31, 2022. The increase was primarily due to a $3.0 million increase in interest on deposits and a $1.1 million increase in interest on borrowings and repurchase agreements.

Interest expense on interest-bearing deposits increased $3.0 million, or 190.1%, to $4.6 million for the nine months ended March 31, 2023, from $1.6 million for the nine months ended March 31, 2022. This increase was due to a 63 basis point increase in the average cost of interest-bearing deposits to 0.98% for the nine months ended March 31, 2023 from 0.35% for the nine months ended March 31, 2022, and an increase of $26.0 million in the average balance of interest-bearing deposits to $622.8 million for the nine months ended March 31, 2023, from $596.9 million for the nine months ended March 31, 2022.

Interest expense on borrowings, including FHLB advances and a line of credit from CIBC Bank USA, and repurchase agreements, increased $1.1 million, or 332.2%, to $1.5 million for the nine months ended March 31, 2023, from $345,000 for the nine months ended March 31, 2022. This increase was mostly due to a $31.9 million increase in the average balance of borrowings to $65.6 million for the nine months ended March 31, 2023, from $33.7 million for the nine months ended March 31, 2022, and a 167 basis point increase in the average cost of such borrowings to 3.03% for the nine months ended March 31, 2023 from 1.36% for the nine months ended March 31, 2022.

Provision for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for credit losses of $253,000 for the nine months ended March 31, 2023, compared to a provision for loan losses of $39,000 for the nine months ended March 31, 2022. The allowance for credit losses was $7.5 million, or 1.29% of total loans at March 31, 2023, compared to $6.6 million, or 1.31% of total loans at March 31, 2022, and $7.1 million, or 1.34% of total loans at June 30, 2022. During the nine months ended March 31, 2023, net charge-offs of $6,000 were recorded, while during the nine months ended March 31, 2022, net charge-offs of $27,000 were recorded.

The following table sets forth information regarding the allowance for credit losses and nonperforming assets at the dates indicated:

	At or for the Nine Months Ended March 31, 2023	At or for the Year Ended June 30, 2022
Allowance to non-performing loans at end of the period	2249.55%	600.68%
Allowance to total loans outstanding at the end of the period	1.29%	1.34%

Net charge-offs to average total loans outstanding during the period, annualized	0.01%	0.01%
Total non-performing loans to total loans	0.06%	0.22%
Total non-performing assets to total assets	0.04%	0.15%

Noninterest Income. Noninterest income decreased $1.4 million, or 31.8%, to $3.0 million for the nine months ended March 31, 2023 from $4.4 million for the nine months ended March 31, 2022. The decrease was primarily due to a decrease in mortgage banking income, net, a decrease in gain on sale of loans, a decrease in net realized gain on sale of available-for-sale securities, a decrease in brokerage commissions, a decrease in bank-owned life insurance and a decrease in other service charges and fees, partially offset by an increase in customer service fees. For the nine months ended March 31, 2023, mortgage banking income, net, decreased $368,000 to $267,000, gain on sale of loans decreased $290,000 to $124,000, net realized gain (loss) on sale of available-for-sale securities decreased $171,000 to $(171,000), brokerage commissions decreased $258,000 to $607,000, bank-owned life insurance decreased $103,000 to $290,000 and other service charges and fees decreased $58,000 to $173,000, while customer service fees increased $39,000 to $294,000 from the nine months ended March 31, 2022. The decrease in mortgage banking income, net and the decrease in gain on sale of loans were a result of a decrease in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the nine months ended March 31, 2023, and the decrease in gain on sale of available-for-sale securities was the result of securities sold at a loss in the nine months ended March 31, 2023. The decrease in brokerage commissions was the result of a decrease in the amount of renewal commissions and management fees, and the decrease in bank-owned life insurance income was due to the receipt of death benefit proceeds in the nine months ended March 31, 2022. The decrease in other service charges and fees was due to a decrease in the number of fees charged in the nine months ended March 31, 2023, while the increase in customer service fees was primarily due to a higher number of nonsufficient funds and overdraft fees in the nine months ended March 31, 2023.

Noninterest Expense. Noninterest expense was $14.6 million for both the nine months ended March 31, 2023, and for the nine months ended March 31, 2022. Compensation and benefits decreased $188,000, or 2.0%, and other expenses decreased $267,000, or 18.4%, while equipment expense increased $241,000, or 16.2%, advertising expense increased $98,000, or 34.9%, and professional services increased $70,000, or 23.5% for the nine months ended March 31, 2023 from the nine months ended March 31, 2022. Compensation and benefits decreased due to a decrease in annual incentive plan expenses, and other expenses decreased as a result of a decrease in appraisal and other loan expenses, while equipment expense increased as a result of an increase in the cost of core processing. Advertising increased due to a new ad campaign in the nine months ended March 31, 2023, and professional services increased as a result of additional services received during the nine months ended March 31, 2023.

Income Tax Expense. We recorded a provision for income tax of $1.4 million for the nine months ended March 31, 2023, compared to a provision for income tax of $1.7 million for the nine months ended March 31, 2022, reflecting effective tax rates of 26.0% and 26.3%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General. Net income decreased $464,000 to $690,000 net income for the three months ended March 31, 2023, from $1.2 million net income for the three months ended March 31, 2022. The decrease was primarily due to a decrease in net interest income and a decrease in noninterest income, partially offset by a decrease in noninterest expense and a decrease in provision for credit losses.

Net Interest Income. Net interest income decreased $356,000 to $5.0 million for the three months ended March 31, 2023, from $5.4 million for the three months ended March 31, 2022. The decrease was the result of an increase in interest expense of $2.6 million, partially offset by an increase of $2.2 million in interest and dividend income. We had a $67.5 million, or 10.5%, increase in the average balance of interest-bearing liabilities, partially offset by a $44.0 million, or 5.8%, increase in average balance of interest earning assets. Our interest rate spread decreased by 47 basis points to 2.32% for the three months ended March 31, 2023, from 2.79% for the three months ended March 31, 2022, and our net interest margin decreased by 33 basis points to 2.52% for the three months ended March 31, 2023, from 2.85% for the three months ended March 31, 2022.

Interest and Dividend Income. Interest and dividend income increased $2.2 million, or 36.6%, to $8.2 million for the three months ended March 31, 2023, from $6.0 million for the three months ended March 31, 2022. The increase in interest and dividend income was primarily due to a $1.8 million increase in interest income on loans and a $329,000 increase in interest income on securities. The increase in interest on loans resulted from a 70 basis point, or 18.1%, increase in the average yield on loans to 4.60% from 3.90%, and a $78.0 million, or 15.5%, increase in the average balance of loans to $581.6 million from $503.6 million. The increase in interest income on securities resulted from a 77 basis point, or 41.6%, increase in the average yield on securities to 2.63% from 1.86%, partially offset by a $15.9 million, or 7.1%, decrease in the average balance of securities to $208.6 million from $224.6 million.

Interest Expense. Interest expense increased $2.6 million, or 417.5%, to $3.2 million for the three months ended March 31, 2023 from $611,000 for the three months ended March 31, 2022. The increase was primarily due to a 140 basis point increase in the average cost of interest-bearing liabilities and a $67.5 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $2.0 million, or 402.2%, to $2.5 million for the three months ended March 31, 2023 from $498,000 for the three months ended March 31, 2022. This increase was due to a 124 basis point, or 381.4%, increase in the average cost of interest-bearing deposits to 1.57% for the three months ended March 31, 2023 from 0.33% for the three months ended March 31, 2022, and a $26.5 million, or 4.3%, increase in the average balance of interest-bearing deposits to $637.5 million for the three months ended March 31, 2023 from $611.1 million for the three months ended March 31, 2022.

Interest expense on borrowings increased by $548,000, or 485.0%, to $661,000 for the three months ended March 31, 2023, from $113,000 for the three months ended March 31, 2022. The increase was due to a 221 basis point, or 155.2%, increase in the average cost of borrowings to 3.63% for the three months ended March 31, 2023 from 1.42% for the three months ended March 31, 2022, and an increase in the average balance of borrowings of $41.0 million, or 129.2%, to $72.8 million for the three months ended March 31, 2023, from $31.8 million for the three months ended March 31, 2022.

Provision for Credit Losses. We establish provisions for credit losses, which are charged to operations to order to maintain the allowance for credit losses at a level we consider necessary to absorb credit losses inherent in our loan portfolio. We recorded a provision for credit losses of $240,000 for the three months ended March 31, 2023, compared to a provision for loan losses of $242,000 for the three months ended March 31, 2022. During the three months ended March 31, 2023, a net recovery of $2,000 was recorded, while a net charge-off of $26,000 was recorded for the three months ended March 31, 2022.

Noninterest Income. Noninterest income decreased $512,000, or 35.2%, to $942,000 for the three months ended March 31, 2023 from $1.5 million for the three months ended March 31, 2022. The decrease was primarily due to a decrease in mortgage banking income, net, and a decrease in brokerage commissions. For the three months ended March 31, 2023, mortgage banking income, net, decreased $357,000 to $43,000 and brokerage commissions decreased $121,000 to $168,000. The decrease in mortgage banking income was the result of a decrease in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the nine months ended March 31, 2023, and the decrease in brokerage commissions was the result of a decrease in the amount of renewal commissions and management fees.

Noninterest Expense. Noninterest expense decreased $202,000, or 4.0%, to $4.8 million for the three months ended March 31, 2023 from $5.0 million for the three months ended March 31, 2022. The largest components of this decrease were compensation and benefits, which decreased $190,000, or 5.6%, and other expenses, which decreased $134,000, or 26.2%. These decreases were partially offset by a $77,000, or 15.8%, increase in equipment expense and a $26,000, or 152.9%, increase in audit and accounting. Compensation and benefits decreased due to a decrease in annual incentive plan expenses, and other expenses decreased as a result of a decrease in appraisal and other loan expenses. Equipment expense increased as a result of an increase in the cost of core processing and cybersecurity, while audit and accounting increased due to additional services received in the three months ended March 31, 2023.

Income Tax Expense. We recorded a provision for income tax of $202,000 for the three months ended March 31, 2023, compared to a provision for income tax of $402,000 for the three months ended March 31, 2022, reflecting effective tax rates of 22.6% and 25.8%, respectively.

Asset Quality

At March 31, 2023, our non-accrual loans were $335,000, of which $24,000 were single one- to four-family loans, $46,000 were commercial real estate loans and $265,000 were commercial business loans. At March 31, 2023, we had no loans that were delinquent 90 days or greater and still accruing interest.

At March 31, 2023, $8.2 million in loans were classified as substandard, and no loans were classified as doubtful or loss. Loans classified as substandard consisted of $415,000 in one- to four-family loans, $246,000 in multi-family loans, $3.0 million in commercial real estate loans, $4.6 million in commercial business loans and $6,000 in consumer loans.

At March 31, 2023, watch assets consisted of $1.5 million in one-to four-family loans and $28,000 in commercial business loans.

Troubled Debt Restructurings (“TDRs”). TDRs include loans for which economic concessions have been granted to borrowers with financial difficulties. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At March 31, 2023, we had $225,000 in TDRs and at June 30, 2022, we had $998,000 in TDRs. At March 31, 2023 our TDRs consisted of $198,000 in one- to four-family loans and $27,000 in commercial business loans.

See “COVID-19 Modifications” in Note 6 to the Notes to our Consolidated Financial Statements for a discussion of certain modifications made that are not designated as TDRs.

Foreclosed Assets. At March 31, 2023, we had no foreclosed assets compared to $120,000 as of June 30, 2022. Foreclosed assets at June 30, 2022 consisted of $120,000 in residential real estate properties.

Allowance for Credit Loss Activity

The Company regularly reviews its allowance for credit losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for credit losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for credit losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for credit losses over the nine-month periods ended March 31, 2023 and 2022:

	Nine months ended March 31,
	2023	2022
Balance, beginning of period	$7,052	$6,599
Impact of adopting ASU 2016-13	47	—
Loans charged off
Real estate loans:
One- to four-family	—	(26)
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	(4)	—
Consumer	(30)	(24)

Gross charged off loans	(34)	(50)

Recoveries of loans previously charged off
Real estate loans:
One- to four-family	1	1
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	18	16
Consumer	9	6

Gross recoveries of charged off loans	28	23

Net charge offs	(6)	(27)

Provision charged to expense	442	39

Balance, end of period	$7,535	$6,611

The allowance for credit losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for credit losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for credit losses when we believe the collection of loan principal is unlikely. The allowance for credit losses increased $483,000 to $7.5 million at March 31, 2023, from $7.1 million at June 30, 2022. With the adoption of ASU 2016-13, effective July 1, 2022, a transition adjustment increased the allowance for credit losses on loans by $47,000. This increase in allowance was primarily the result of an increase in our loan portfolio and was necessary in order to bring the allowance for credit losses to a level that reflects management’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the loans.

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

Liquidity and Capital Resources

During the three months ended March 31, 2023, the banking industry experienced significant volatility with the failure of three regional banks, which led to industry-wide concerns related to liquidity risk, deposit outflows, high levels of uninsured deposits, exposure of banks to unrecognized investment losses due to investments classified as “held to maturity” on the balance sheet, interest rate risk, and crypto risk.

Despite banking industry concerns, increased deposit rates and a competitive market, our total deposits increased 3.6% in the three months ended March 31, 2023. Our percentage of uninsured deposits is below 15% and we have no crypto exposure. All of our investments are classified as available for sale and marked to market on a monthly basis. The Association’s interest rate risk has increased over the past year due to the increasing rate environment, but remains moderate.

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2023, the nine months ended March 31, 2023, and the year ended June 30, 2022, our liquidity ratio averaged 29.7%, 28.6% and 31.2% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2023.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2023, cash and cash equivalents totaled $9.5 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $1.3 million at March 31, 2023.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $1.7 million and $5.7 million for the nine months ended March 31, 2023, and 2022, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and Federal Home Loan Bank stock, offset by net cash provided by principal collections on loans, proceeds from maturing securities, the sale of securities, the redemption of Federal Home Loan Bank stock, and pay downs on mortgage-backed securities. Net cash used in investing activities was $(51.5) million and $(36.3) million for the nine months ended March 31, 2023, and 2022, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB Advances, dividends paid, and stock repurchases. The net cash used in financing activities was $(16.5) million and $(4.4) million for the nine months ended March 31, 2023, and 2022, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2023 and June 30, 2022.

	March 31, 2023	June 30, 2022

	(Dollars in thousands)
Commitments to fund loans	$16,704	$28,024
Lines of credit	97,272	127,752

At March 31, 2023, certificates of deposit due within one year of March 31, 2023 totaled $225.7 million, or 32.6% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2024. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, and CIBC Bank USA. Federal Home Loan Bank advances were $56.5 million at March 31, 2023. At March 31, 2023 we had the ability to borrow up to an additional $92.4 million from the Federal Home Loan Bank of Chicago, we had $5.0 million available on our CIBC Bank line of credit, and also had the ability to borrow $58.4 million from the Federal Reserve based on current collateral pledged.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The Community Bank Leverage Ratio is currently set at 9%. The Association opted in to the Community Bank Leverage Ratio in 2020.

As of March 31, 2023, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	March 31, 2023	June 30, 2022	Minimum to Be Well
	Actual	Actual	Capitalized
Community Bank Leverage Ratio	9.8%	9.8%	9.0%

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

	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

	(Dollars in thousands)
Assets
Total Loans	$581,600	$6,690	4.60%	$503,643	$4,907	3.90%
Securities:
U.S. Treasury	1,599	6	1.50%	5,224	17	1.30%
U.S. Government and federal agency	6,490	40	2.47%	9,490	54	2.28%
Mortgage-backed:
GSE-residential	180,953	1,200	2.65%	195,550	912	1.87%
Small Business Administration	16,137	99	2.45%	13,176	50	1.52%
State and political subdivisions	3,433	26	3.03%	1,110	9	3.24%

Total securities	208,612	1,371	2.63%	224,550	1,042	1.86%
Other	10,187	137	5.38%	28,252	54	0.76%

Total interest-earning assets	800,399	8,198	4.10%	756,445	6,003	3.17%
Non-interest earning assets	40,952			22,228

Total assets	$841,351			$778,673

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$112,506	44	0.16%	$105,955	29	0.11%
Savings accounts	68,783	62	0.36%	72,285	26	0.14%
Money market accounts	178,544	783	1.75%	176,649	143	0.32%
Certificates of deposit	277,691	1,612	2.32%	256,161	300	0.47%

Total interest-bearing deposits	637,524	2,501	1.57%	611,050	498	0.33%
Borrowings and repurchase agreements	72,801	661	3.63%	31,762	113	1.42%

Total interest-bearing liabilities	710,325	3,162	1.78%	642,812	611	0.38%
Noninterest-bearing liabilities	48,554			46,517
Other Noninterest-bearing liabilities	9,712			7,796

Total liabilities	768,591			697,125
Stockholders’ Equity	72,760			81,548

	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

	(Dollars in thousands)
Total liabilities and stockholders’ equity	$841,351			$778,673

Net interest income		$5,036			$5,392

Interest rate spread (1)			2.32%			2.79%

Net interest margin (2)			2.52%			2.85%
Net interest-earning assets (3)	$90,074			$113,633

Average interest-earning assets to interest-bearing liabilities	113%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

	(Dollars in thousands)
Assets
Loans	$559,516	$18,889	4.50%	$507,797	$15,292	4.02%
Securities:
U.S. Treasury	2,467	29	1.57%	2,402	23	1.28%
U.S. Government and federal agency	7,314	137	2.50%	8,614	153	2.37%
Mortgage-backed:
GSE-residential	180,118	3,590	2.66%	182,104	2,769	2.03%
SBA	16,076	292	2.42%	11,513	129	1.49%
State and political subdivisions	3,591	80	2.97%	1,188	27	3.03%

Total securities	209,566	4,128	2.63%	205,821	3,101	2.01%
Other	10,764	365	4.52%	33,398	167	0.67%

	For the Nine Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Total interest-earning assets	779,846	23,382	4.00%	747,016	18,560	3.31%
Non-interest earning assets	41,544			26,713

Total assets	$821,390			$773,729

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$120,701	154	0.17%	$107,097	103	0.13%
Savings accounts	71,950	170	0.32%	69,077	79	0.15%
Money market accounts	171,171	1,416	1.10%	161,687	397	0.33%
Certificates of deposit	258,989	2,820	1.45%	258,989	993	0.51%

Total interest-bearing deposits	622,811	4,560	0.98%	596,850	1,572	0.35%
Borrowings and repurchase agreements	65,596	1,491	3.03%	33,706	345	1.36%

Total interest-bearing liabilities	688,407	6,051	1.17%	630,556	1,917	0.41%
Noninterest-bearing liabilities	52,035			49,358
Other Noninterest-bearing liabilities	10,122			8,981

Total liabilities	750,564			688,895
Stockholders’ equity	70,826			84,834

Total liabilities and stockholders’ equity	$821,390			$773,729

Net interest income		$17,331			$16,643

Interest rate spread (1)			2.83%			2.90%

Net interest margin (2)			2.96%			2.97%
Net interest-earning assets (3)	$91,439			$116,460

Average interest-earning assets to interest-bearing liabilities	113%			118%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended March 31, 2023 vs. 2022			Nine Months Ended March 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate

	(In thousands)
Interest-earning assets:
Loans	$826	$957	$1,783	$1,656	$1,941	$3,597
Securities	(457)	786	329	57	970	1,027
Other	(240)	323	83	(251)	449	198

Total interest-earning assets	$129	$2,066	$2,195	$1,462	$3,360	$4,822

Interest-bearing liabilities:
Interest-bearing checking or NOW	$2	$13	$15	$15	$36	$51
Savings accounts	(9)	45	36	3	88	91
Certificates of deposit	27	1,285	1,312	—	1,827	1,827
Money market accounts	2	638	640	25	994	1,019

Total interest-bearing deposits	22	1,981	2,003	43	2,945	2,988
Federal Home Loan Bank advances and repurchase agreements	249	299	548	499	647	1,146

Total interest-bearing liabilities	$271	$2,280	$2,551	$542	$3,592	$4,134

Change in net interest income	$(142)	$(214)	$(356)	$920	$(232)	$688

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2023 there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the California Department of Financial Protection and Innovation. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on us.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of March 31, 2023, we had a net unrealized loss of $26.3 million on our available-for-sale investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled 207.7 million, or 24.6% of total assets, at March 31, 2023.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

The failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments may occur. At March 31, 2023, we had approximately $1.4 million, $6.5 million and $180.2 million invested in U.S. Treasury securities, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and 2022, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 10, 2023	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: May 10, 2023	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)