Form 10-K
period 2023-06-30
IF Bancorp, Inc.
filed 2023-09-13
CIK 1514743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
of the Act).
Y
ES
  ☐
N
O
  ☒
The aggregate market value of the voting and
non-voting
common equity held by nonaffiliates as of December 31, 2022 was $41,801,000.
The number of shares outstanding of the registrant’s common stock as of September 5, 2023 was 3,354,626.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 20, 2022 are incorporated by reference in Part III of this Form
10-K.

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

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2023 and 2022, we had consolidated assets of $849.0 million and $857.6 million, consolidated deposits of $735.3 million and $752.0 million and consolidated equity of $71.8 million and $71.7 million, respectively.

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

Market Area

We conduct our operations from our seven full-service banking offices located in the municipalities of Watseka, Danville, Clifton, Hoopeston, Savoy, Bourbonnais and Champaign, Illinois and our loan production office in Osage Beach, Missouri. Our primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the adjacent counties in Illinois and Indiana within 30 miles of a branch or loan production office. Our loan production office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan.

In recent years, Iroquois and Vermilion Counties, our traditional primary market areas, have experienced negative growth, reflecting in part, the economic downturn. However, Champaign County, where our Savoy and Champaign branches are located, has experienced population growth. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 26,000 in July 2022, a decrease of 10.9% since April 2010, Vermilion County had an estimated population of 72,000 in July 2022, a decrease of 11.4% since April 2010, and Kankakee County had an estimated population of 106,000 in July 2022, a decrease of 6.5% since April 2010, while Champaign County had an estimated population of 207,000 in July 2022, an increase of 2.7% since April 2010. Unemployment rates in our primary market have increased slightly over the last year. According to the Illinois Department of Employment Security, unemployment, on a non-seasonally adjusted basis, increased from 4.0% to 4.5% in Iroquois County, from 4.9% to 5.9% in Vermilion County, from 4.1% to 4.7% in Champaign County, and from 4.8% to 5.7% in Kankakee County.

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

Our Osage Beach, Missouri loan production and wealth management office is located in the Lake of the Ozarks region and serves the Missouri counties of Camden, Miller and Morgan. Once known primarily as a resort area, this market is becoming an area of permanent residences and a growing retirement community, providing an excellent market for mortgage loans.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2022, the latest date for which FDIC data is available, we ranked second of 12 bank and thrift institutions with offices in Iroquois County with a 19.95% deposit market share. As of the same date, we ranked first of 15 bank and thrift institutions with offices in Vermilion County with a 25.86% deposit market share, we ranked 17th of 30 bank and thrift institutions with offices in Champaign County, with a 1.08% deposit market share and we ranked 11th of 13 bank and thrift institutions with offices in Kankakee County, with a 1.63% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land development loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2023 and 2022, the amount of such loans equaled $652,000 and $1.6 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2023 and 2022, the amount of such loans equaled $46.1 million and $30.0 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

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

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. Total loans sold under this program equaled approximately $133.2 million and $141.2 million as of June 30, 2023 and 2022, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include loans held for sale of approximately $0 and $227,000 at June 30, 2023 and 2022, respectively.

	At June 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$163,854	27.57%	$132,474	25.20%
Multi-family	89,649	15.08	88,247	16.78
Commercial	193,707	32.59	167,375	31.84
Home equity lines of credit	8,066	1.36	6,987	1.33
Construction	50,973	8.58	41,254	7.85
Commercial	79,693	13.41	80,418	15.29
Consumer	8,382	1.41	8,981	1.71

Total loans	$594,324	100.00%	$525,736	100.00%

Less:
Unearned fees and discounts, net	(272)		(247)
Allowance for credit losses	7,139		7,052

Total loans, net	$587,457		$518,931

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2023. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2023.

	One- to four- family residential real estate (1)	Multi- family real estate	Commercial real estate	Home equity lines of credit	Construction	Commercial	Consumer	Total

				(In thousands)
Due During the Years Ending June 30, 2024	$11,365	$14,620	$23,350	$886	$13,620	$57,293	$970	$122,104
2025	6,501	5,505	27,932	288	4,547	4,669	785	50,227
2026 to 2027	41,243	53,919	105,775	1,613	21,796	8,689	3,675	236,710
2028 to 2032	41,625	15,550	27,716	1,555	10,316	8,567	2,952	108,281
2033 to 2037	6,931	55	500	2,958	—	443	—	10,887
2038 and beyond	56,189	—	8,434	766	694	32	—	66,115

Total	$163,854	$89,649	$193,707	$8,066	$50,973	$79,693	$8,382	$594,324

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2023 that are contractually due after June 30, 2024.

	Due After June 30, 2024
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family (1)	$89,316	$63,173	$152,489
Multi-family	66,445	8,584	75,029
Commercial	147,502	22,855	170,357
Home equity lines of credit	3,227	3,953	7,180
Construction	26,523	10,830	37,353
Commercial	21,929	471	22,400
Consumer	7,268	144	7,412

Total loans	$362,210	$110,010	$472,220

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2023, $163.9 million, or 27.6% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of five to seven years and annual interest rate adjustments thereafter. Our adjustable rate mortgage loans amortize over a period of up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 102%. Private mortgage insurance or participation in a government sponsored program is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2023, fixed-rate one- to four-family residential mortgage loans totaled $99.5 million, or 60.7% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $64.4 million, or 39.3% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $726,200 for single-family homes. At June 30, 2023, our average one- to four-family residential mortgage loan had a principal balance of $61,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2023, $29.5 million, or 18.0%, of our total one- to four-family residential loans had principal balances in excess of $726,200. Most of our jumbo loans are originated with a seven-year fixed-rate term and an annual adjustable rate thereafter, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. In recent years there has been increased demand for long-term fixed-rate loans, as market rates have dropped and remained near historic lows. As a result, we have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately

$542,000 and $5.7 million for the years ended June 30, 2023 and 2022, respectively. In October 2015, we began to also sell loans to FHLBC under its Mortgage Partnership Finance Original Program. Total loans sold under this program were approximately $7.4 million and $22.3 million for the years ended June 30, 2023 and 2022, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

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

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2023, approximately $2.4 million, or 1.5% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2023, $193.7 million, or 32.6% of our loan portfolio consisted of commercial real estate loans, and $89.6 million, or 15.1% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2023, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois, Indiana and Missouri.

Our commercial real estate mortgage loans are primarily secured by owner-occupied businesses, retail rentals, churches, student housing, office buildings, and farm loans secured by real estate. At June 30, 2023, loans secured by commercial real estate had an average loan balance of $621,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 25 years. At June 30, 2023, $27.9 million or 14.4% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 25 years. At June 30, 2023, $8.7 million or 9.7% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2023, our largest commercial real estate loan had an outstanding balance of $9.8 million, was secured by an industrial warehouse, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $7.1 million, was secured by a multi-unit apartment building, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2023, we had $8.1 million, or 1.4% of our total loan portfolio in home equity lines of credit. At that date we had $11.3 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2023, we had $ 79.7 million of commercial business loans outstanding, representing 13.4% of our total loan portfolio. At that date, we also had $44.9 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

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

At June 30, 2023, our largest commercial business loan outstanding was for $3.4 million and was a commercial line of credit secured by an industrial warehouse. At June 30, 2023, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2023, $51.0 million, or 8.6%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties.

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

At June 30, 2023, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2023 was for an apartment building with first floor retail and had a principal balance of $11.8 million. This loan was performing in accordance with its terms at June 30, 2023.

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

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2023 and 2022, the amount of commercial loan participations totaled $46.1 million and $30.0 million, respectively, of which $29.0 million and $13.2 million, at June 30, 2023 and 2022 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program and its Mortgage Partnership Finance Original Program. We retain servicing on all loans sold under these programs. During the years ended June 30, 2023 and 2022, we sold $7.9 million and $28.0 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Credit Losses—Other Credit Risk.”

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

Iroquois Federal’s policies and loan approval limits are established by our Board of Directors. Our loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority) generally have authority to approve one- to four-family residential mortgage loans and other secured loans up to $375,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $2,000,000 and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, and including, but not limited to, four board members.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2023 and 2022, we had troubled debt restructurings of approximately $215,000 and $1.0 million, respectively. We had no loans that were delinquent 90 days or greater and still accruing interest at June 30, 2023, and we had one loan for $47,000 that was delinquent 90 days or greater and that was still accruing interest at June 30, 2022.

.

	At June 30,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$—	$1,127
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	115	—
Consumer	2	—

Total non-accrual loans	117	1,127

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	—	47
Multi-family	—	—
Commercial	—	—
Home equity line of credit	—	—
Construction	—	—
Commercial	—	—
Consumer	—	—

Total loans delinquent 90 days or greater and still accruing	—	47

Total non-performing loans	117	1,174

Performing troubled debt restructurings	215	998
Total non-performing loans and performing troubled debt restructurings	$332	$2,172

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	25	120
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	—	—
Consumer	6	—

Total other real estate owned and foreclosed assets	31	120

Total non-performing assets	$148	$1,294

Ratios:
Non-performing loans to total loans	0.02%	0.22%
Non-performing assets to total assets	0.02%	0.15%

(1)	Includes home equity loans.

At June 30, 2023, our non-accrual loans totaled $117,000. This non-accrual loan balance consisted of three commercial business loans totaling $115,000 with no specific allowance, and one consumer loan for $2,000 with no specific allowance.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2023 and 2022, we had troubled debt restructurings of approximately $215,000 and $998,000, respectively. At June 30, 2023 our troubled debt restructurings consisted of $189,000 of residential one- to four-family mortgage loans and $26,000 of commercial business loans, all of which were impaired.

For the years ended June 30, 2023 and 2022, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $19,000 and $65,000, respectively. We recognized interest income of $19,000 and $19,000 on such modified loans for the years ended June 30, 2023 and 2022, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
At June 30, 2023
Real estate loans:
One- to four-family (1)	5	116	—	—	5	116
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	1	20	—	—	1	20
Construction	—	—	—	—	—	—
Commercial	—	—	2	58	2	58
Consumer	2	6	1	2	3	8

Total loans	8	$142	3	$60	11	$202

At June 30, 2022
Real estate loans:
One- to four-family (1)	4	144	3	1,174	7	1,318
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	2	21	—	—	2	21

Total loans	6	$165	3	$1,174	9	$1,339

(1)	Includes home equity loans.

Total delinquent loans decreased by $1.1 million to $202,000 at June 30, 2023 from $1.3 million at June 30, 2022. The decrease in delinquent loans was due primarily to a $1.2 million decrease in one- to four-family loans, partially offset by a $20,000 increase in home equity lines of credit and a $58,000 increase in commercial business loans.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2023, we had $31,000 in foreclosed assets compared to $120,000 as of June 30, 2022. Foreclosed assets at June 30, 2023, consisted of $25,000 in residential real estate and $6,000 in other repossessed assets, while foreclosed assets at June 30, 2022, consisted of of $120,000 in residential real estate.

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

When we classify assets as either substandard or doubtful, we undertake an impairment analysis which may result in allocating a portion of our general loss allowances to a specific allowance for such assets as we deem prudent. The allowance for credit losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we charge off the asset. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2023 and 2022, include approximately $117,000 and $1.2 million of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $0 at both June 30, 2023 and 2022. Substandard assets shown include foreclosed assets.

	At June 30,
	2023	2022

	(In thousands)
Classified assets:
Substandard	$5,880	$12,052
Doubtful	—	—
Loss	—	—

Total classified assets	5,880	12,052
Watch	335	—

Total criticized assets	$6,215	$12,052

At June 30, 2023, substandard assets consisted of $397,000 of one- to four-family residential mortgage loans, $244,000 in multi-family loans, $943,000 of commercial real estate loans, $4.3 million of commercial business loans, $5,000 of consumer loans, and $31,000 of foreclosed assets held for sale. At June 30, 2023, watch assets consisted of $335,000 of one- to four-family loans. At June 30, 2023, no assets were classified as doubtful or loss. Subsequent to June 30, 2023, substandard loans decreased by $2.8 million due to the payoff of a commercial business loan.

Other Loans of Concern. At June 30, 2023, there were no other loans or other assets that are not disclosed in the text or tables above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago between 2000 and December 2008, and again starting in October 2015, under its Mortgage Partnership Finance (MPF) Original Program. However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We sold $ 7.4 million in loans under this program in the year ended June 30, 2023, and we continue to service approximately $88.3 million of these loans, for which our maximum potential credit risk is approximately $1.7 million. From June 2000 to June 30, 2023, we experienced only $176,000 in actual losses under the MPF Original Program. We have also sold loans to the Federal Home Loan Bank of Chicago since December 2008 under its Mortgage Partnership Finance Xtra Program. Unlike loans sold under the MPF Original Program, we do not retain any credit risk with respect to loans sold under the MPF Xtra Program.

Allowance for Credit Losses

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

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics. The Company estimates the appropriate level of allowance for credit losses for non-performing loans by evaluating them separately.

The specific allowance for non-performing loans that are individually evaluated is measured by determining the fair value of the collateral adjusted for market conditions and selling expense. Factors used in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, the Company also considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

The Company establishes a general allowance for loans that are not individually evaluated to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segmenting the loan portfolio into pools with similar risks and collecting data to determine pool loss experience. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and troubled debt restructurings, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

Prior to the July 1, 2022, adoption of ASU 2016-13, the allowance for loan and lease losses (ALLL) represented management’s best estimate of probable losses in the existing loan portfolio at the end of the reporting period. Integral to the methodology for determining the adequacy of the ALLL was portfolio segmentation and impairment measurement. Under the Company’s methodology, loans were first segmented into 1) those comprising large groups of homogeneous loans which are collectively evaluated for impairment and 2) all other loans which are individually evaluated. Those loans in the second category were further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends. Loans were considered impaired if, based on current information and events, it was considered probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, and was generally based on the fair value, less estimated costs to sell, of the loan’s collateral. If the loan was not collateral-dependent, the measurement of impairment was based on the present value of expected future cash flows discounted at the historical effective interest rate, or the observable market price of the loan. Impairment identified through this evaluation process was a component of the ALLL. If a loan was not considered impaired, it was grouped together with loans having similar characteristics (i.e., the same risk grade), and an ALLL was based upon a quantitative factor (historical average charge-offs) and qualitative factors such as certain management assumptions, changes in lending policies; national, regional, and local economic conditions; changes in mix and volume of portfolio; experience, ability, and depth of lending management and staff; entry to new markets; levels and trends of delinquent, nonaccrual, watch, and classified loans; concentrations of credit; changes in collateral values; agricultural economic conditions; and regulatory risk.

In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for credit losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

The allowance for credit losses increased $87,000 to $7.1 million at June 30, 2023, from $7.1 million June 30, 2022. The increase was a result of loan growth, loan portfolio mix changes, and the impact of adopting ASU 2016-13.

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

The following table sets forth activity in our allowance for credit losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2023	2022

	(Dollars in thousands)
Balance at beginning of period	$7,052	$6,599
Impact of adopting ASU 2016-13	47	—
Charge-offs:
Real estate loans:
One- to four-family (1)	—	(40)
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	(14)	—
Consumer	(37)	(27)

Total charge-offs	(51)	(67)
Recoveries:
Real estate loans:
One- to four-family (1)	1	1
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	23	20
Consumer	15	7

Total recoveries	39	28
Net charge-offs	(12)	(39)

Provision for credit losses	52	492

Balance at end of period	$7,139	$7,052

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.01%
Allowance for credit losses to non-performing loans at end of period	6101.71%	600.68%
Allowance for credit losses to total loans at end of period	1.20%	1.34%

(1)	Includes home equity loans.

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2023		2022
	Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,898	27.5%	$1,028	25.2%
Multi-family	1,121	15.1	1,375	16.8
Commercial	2,369	32.6	1,985	31.8
Home equity lines of credit	121	1.4	70	1.3
Construction	765	8.6	489	7.9
Commercial	794	13.4	2,025	15.3
Consumer	71	1.4	80	1.7

Total	$7,139	100.0%	$7,052	100.0%

(1)	Includes home equity loans.

Net charge-offs decreased to $12,000 for the year ended June 30, 2023, from $39,000 for the year ended June 30, 2022. Charge-offs for the year ended June 30, 2023 involved commercial business loans and consumer loans, while most of the charge-offs during the year ended June 30, 2022, involved one- to four-family residential real estate loans and consumer loans. In addition, non-performing loans decreased to $117,000 at June 30, 2023 from $1.2 million at June 30, 2022.

The allowance for credit losses increased $87,000, or 1.24%, and was $7.1 million at both June 30, 2023 and 2022. With the adoption of ASU 2016-13, effective July 1, 2022, a transaction adjustment increased the allowance for credit losses on loans by $47,000. This increase in allowance was primarily the result of an increase in our loan portfolio and was necessary in order to bring the allowance for credit losses to a level that reflects management’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the loans. At June 30, 2023, the allowance for credit losses represented 1.20% of total loans, compared to 1.34% of total loans, at June 30, 2022. The decrease in the allowance for credit losses on loans to total loans was due to decreases in classified loans, past due loans, troubled debt restructured loans and nonaccrual loans at June 30, 2023 from June 30, 2022. Also, the economic factors added for COVID-19 were decreased during the year.

Investments

We conduct investment transactions in accordance with our Board-approved investment policy. The investment policy is reviewed at least annually by the Budget and Investment Committee of the Board, and any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, minimizing exposure to credit risk, potential returns and consistency with our interest rate risk management strategy. Authority to make investments under approved guidelines is delegated to our Investment Committee, comprised of our President and Chief Executive Officer, our Senior Executive Vice President and Chief Financial Officer, our Senior Executive Vice President and Chief Lending Officer, and our Senior Vice President and Controller. All investments are reported to the Board of Directors at the next regular Board meeting.

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2023, we held no asset-backed securities other than mortgage- backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

ASC 320-10, “Investment – Debt and Equity Securities” requires that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. All of our securities are available for sale. We do not maintain a trading portfolio.

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

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2023, we held $3.4 million of municipal securities, all of which were issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2023, we held $3.1 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $19.5 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At June 30, 2023, we had $14.8 million invested in bank-owned life insurance, which was 16.2% of our Tier 1 capital plus our allowance for credit losses.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2023 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
U.S. Treasury	$—	—%	$497	1.28%	$—	—%	$—	—%	$497	$438	1.28%
U.S. government, federal agency and government-sponsored enterprises	—	—	4,999	2.56	1,977	1.60	—	—	6,976	6,477	2.28
U.S. government sponsored mortgage-backed securities	—	—	34,763	2.93	69,435	2.02	98,940	2.33	203,138	175,726	2.33
Small Business Administration	—	—	461	2.56	6,657	2.56	10,511	1.92	17,629	15,233	2.18
State and political subdivisions	—	—	—	—	2,362	3.03	1,070	2.90	3,432	3,425	2.99

Total	$—	—%	$40,720	2.83%	$80,431	1.87%	$110,521	2.12%	$231,672	$201,299	2.16%

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

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or non-brokered certificates of deposit obtained through an internet listing service. At June 30, 2023, we had $19.5 million in brokered certificates of deposit and $2.9 million in non-brokered certificates of deposit obtained through an internet listing service.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2023			For the Fiscal Year Ended June 30, 2022
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate

	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$57,445	8.40%	—%	$55,722	8.43%	—%
Interest-bearing checking or NOW	117,672	17.21	0.16	109,929	16.64	0.12
Savings accounts	70,129	10.26	0.39	70,111	10.61	0.15
Money market accounts	171,990	25.16	1.44	166,787	25.24	0.33
Certificates of deposit	266,418	38.97	1.90	258,199	39.08	0.50

Total deposits	$683,654	100.00%	1.17%	$660,748	100.00%	0.31%

At June 30, 2023 and June 30, 2022, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000 per account) was $312.3 million and $333.9 million, respectively. At June 30, 2023 and June 30, 2022, the aggregate amount of all uninsured certificates of deposit was $46.7 million and $4.9 million, respectively. At June 30, 2023 and June 30, 2022, we had no deposits that were uninsured for any reason other than being in excess of the Federal Deposit Insurance Corporation limit. At June 30, 2023, our percentage of uninsured deposits, excluding public funds with pledged securities or letters of credit and internal accounts, is below 16%.

The following table sets forth the maturity of our uninsured certificates of deposit at June 30, 2023.

At June 30, 2023
(In thousands)
Three months or less	$5,610
Over three months through six months	10,858
Over six months through 12 months	26,040
Over 12 months	4,145

Total	$46,653

Borrowings. Our borrowings at June 30, 2023, consisted of advances from the Federal Home Loan Bank of Chicago and repurchase agreements. At June 30, 2023, we had the ability to borrow up to an additional $94.8 million from the Federal Home Loan Bank of Chicago, we had $5.0 million available on our line of credit from CIBC BANK USA, and we also had the ability to borrow up to $55.9 million from the Federal Reserve Discount Window based on our current collateral pledged.

Personnel

At June 30, 2023, the Association had 104 full-time employees and 6 part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

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

The risk-based capital standards for savings associations require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated other comprehensive income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet all three of its minimum risk-based capital requirements: Common Equity Tier 1, Tier 1 capital and total capital.

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

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 9% or greater requires the institution to comply with the generally applicable capital requirements.

Iroquois Federal opted into the community bank leverage ratio framework effective with the quarter ended March 31, 2020.

At June 30, 2023, Iroquois Federal’s capital exceeded all applicable requirements.

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

As of June 30, 2023, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank that has not exercised the covered savings association election, Iroquois Federal must either qualify as a “domestic building and loan association” within the meaning of the Internal Revenue Code or satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the qualified thrift lender test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At June 30, 2023, Iroquois Federal held 69.0% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

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

At June 30, 2023, Iroquois Federal met the criteria for being considered “well-capitalized.”

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

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2023, Iroquois Federal was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations historically required savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2023, Iroquois Federal was in compliance with these reserve requirements. Due to a change in its approach to monetary policy, the Federal Reserve Board reduced the reserve requirement to zero, effective March 26, 2020. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

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

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Truth in Savings Act.

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

•

The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

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

Permissible Activities. Under present law, the business activities of IF Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of June 30, 2023, IF Bancorp, Inc. has not elected financial holding company status.

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

We intend to continue growing our portfolio of commercial real estate, multi-family and commercial business loans. Since our mutual-to-stock conversion in 2011 we have emphasized the origination of our commercial loans. At June 30, 2023, $193.7 million, or 32.6%, of our total loan portfolio consisted of commercial real estate loans, $89.6 million, or 15.1%, of our total loan portfolio consisted of multi-family loans, and $79.7 million, or 13.4%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and credit loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2023, our loan participations totaled $46.1 million, or 7.8% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

Additionally, we expect to continue to use loan participations as a way to effectively deploy our capital. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If our non-performing loans and other non-performing assets increase, or the value of our foreclosed assets decreases our earnings will decrease.

At June 30, 2023, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent and still accruing, and real estate owned) totaled $148,000. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for credit losses. There are also legal fees associated with the resolution of problem assets.

Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Iroquois Federal. Finally, if our estimate of the allowance for credit losses is inadequate, we will have to increase the allowance accordingly by recording a provision for credit losses.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings will decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses on loans, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for credit losses. Our allowance for credit losses was 1.20% of total loans at June 30, 2023. Additions to our allowance could materially decrease our net income.

The Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective July 1, 2023, which replaced the previous “incurred loss” model for measuring credit losses with an “expected life of loan loss” model referred to as the CECL model. Adoption of the CECL methodology has substantially changed how the Company calculates its allowance for credit losses, and the ongoing impact of the adoption is dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities porfolios, and other management judgements. There can be no assurance that the Company’s monitoring procedures and policies will reduce certain lending risks or that the Company’s allowance for credit losses will be adequate to cover actual losses.

In addition, bank regulators periodically review our allowance for credit losses and, as a result of such reviews, we may be required to increase our allowance for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations

The Company’s results of operations and financial condition may be adversely affected by epidemics and pandemics, such as the COVID-19 outbreak, or other infectious disease outbreaks.

The Company may face risks related to epidemics, pandemics or other infectious disease outbreaks, which could result in a widespread health crisis that could adversely affect general commercial activity, the global economy (including the states and local economies in which we operate) and financial markets. For example, the spread of COVID-19, which was identified as a pandemic by the World Health Organization and declared a national emergency in the United States, created a global public-health crisis that resulted in significant economic uncertainty, and has impacted household, business, economic, and market conditions, including in the states and local economies in which we conduct nearly all of our business.

The continuation of the COVID-19 pandemic, or a new epidemic, pandemic or infectious disease outbreak, may result in the Company closing certain offices and may require us to limit how customers conduct business through our branch network. If our employees continue or are required to work remotely, the Company will be exposed to increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations. Furthermore, the Company’s business operations may be disrupted due to vendors and third-party service providers being unable to work or provide services effectively during such a health crisis, including because of illness, quarantines or other government actions.

In addition, an epidemic, a pandemic or another infectious disease outbreak, or the continuation of the COVID-19 pandemic, could again significantly impact households and businesses, or cause limitations on commercial activity, increased unemployment and general economic and financial instability. An economic slow-down in, or a reversal in the economic recovery of, the regions in which we conduct our business could result in declines in loan demand and collateral values. Furthermore, negative impacts on our customers caused by such a health crisis, including the continuation of COVID-19, could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. Moreover, governmental and regulatory actions taken in response to an epidemic, a pandemic or another infectious disease outbreak may include decreased interest rates, which could adversely impact the Company’s interest margins and may lead to decreases in the Company’s net interest income.

The extent to which a widespread health crisis, including the continuation of COVID-19, may impact the Company’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the crisis, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat an epidemic, a pandemic or another infectious disease outbreak, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of a widespread health crisis, including the continuation of the COVID-19 pandemic, may heighten many of the other risks described in this “Risk Factors” section. As a result, the negative effects on the Company’s business, results of operations and financial condition from an epidemic, a pandemic or another infectious disease outbreak, including the continuation or resurgence of the COVID-19 pandemic, could be material.

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

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.

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

The occurrence of any systems failures, interruptions, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations

Market and Industry Risks

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2023, 5.1% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 85.6% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Declines in the value of securities held in the investment portfolio may negatively affect the Company’s earnings, capital and liquidity.

The value of an investment in the portfolio could decrease due to changes in market factors. The market value of certain investment securities is volatile and future increases in unrealized losses on available-for-sale securities could materially adversely affect the Company’s future earnings, capital and liquidity. Continued volatility in the market value of certain of the investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on the Company’s accumulated other comprehensive loss and shareholders’ equity depending upon the direction of the fluctuations. It could also negatively impact our ability to sell securities for liquidity needs without taking a loss. For further discussion of the Company’s investments, see Note 2 – “Securities”.

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

We operate from our main office, six branch offices, an administrative office, and a data center located in Iroquois, Vermilion, Champaign and Kankakee Counties, Illinois, and a loan production office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $11.1 million at June 30, 2023 The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased
Main Office:
201 East Cherry Street Watseka, Illinois 60970	1964	Owned

Branches:
619 North Gilbert Street Danville, Illinois 61832	1973	Owned

175 East Fourth Avenue Clifton, Illinois 60927	1977	Owned

655 South Dixie Highway Hoopeston, Illinois 60942	2023	Owned

108 Arbours Drive Savoy, Illinois 61874	2014	Owned

421 Brown Boulevard Bourbonnais, Illinois 60914	2017	Owned

2411 Village Green Place Champaign, Illinois 61822	2018	Owned

Loan Production Office:
3535 Highway 54 Osage Beach, Missouri 65065	2006	Owned

Administrative Office:
204 East Cherry Street Watseka, Illinois 60970	2001	Owned

Data Center:
183 Bethel Drive Bourbonnais, Illinois 60914	2019	Leased (expires March 31, 2025)

ITEM 3.	LEGAL PROCEEDINGS

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

Holders.

As of September 1, 2023, there were 326 holders of record of the Company’s common stock.

Dividends.

The Company paid dividends of $0.175 per share in in October 2021 and April 2022 and $0.20 per share in October 2022 and April 2023. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no share repurchases during the quarter ended June 30, 2023. The Company does not have an active stock repurchase plan in place.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $849.0 million in assets at June 30, 2023 from $377.2 million in assets at June 30, 2009. We have increased our assets primarily through increased investment securities and loan growth.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.62% and 2.87% for the year ended June 30, 2023 and 2022, respectively. Net interest income decreased to $22.0 million for the year ended June 30, 2023, from $22.3 million for the year ended June 30, 2022.

Our net income for the year ended June 30, 2023 was $4.7 million, compared to a net income of $5.8 million for the year ended June 30, 2022.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing assets totaled $148,000, or 0.1% of total assets at June 30, 2023, and $1.3 million, or 0.2% of assets at June 30, 2022.

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

Lending operations and accommodations to borrowers

We have worked directly with customers affected by the COVID-19 pandemic. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company actively participated in assisting our customers with applications for resources through the program. Most PPP loans had a five-year term, earned interest at 1%, and were fully guaranteed by the U.S. government. As of June 30, 2023, all PPP loans have been paid off or forgiven.

Capital and liquidity

As of June 30, 2023, our capital ratios were in excess of all regulatory requirements. In review of our net charge-off history from the past 20 years which encompasses more than a complete economic cycle, management believes our current allowance for credit losses is adequate to absorb the probable losses expected over the remaining contractual life of the assets based on forecasted economic challenges. Current capital levels also support the Company’s recent loan stress testing of the most vulnerable industry sectors impacted by COVID-19.

The Company maintains access to multiple sources of liquidity. Currently, the Company’s total liquidity sources could provide $398.7 million of total additional capacity as of June, 30, 2023.

Financial position and results of operations

Our June 30, 2023, financial condition and results of operations were not significantly impacted as a result of the COVID-19 pandemic. While the general element of our allowance for credit losses increased early in the pandemic due to COVID-related changes in the economic forecast, our allowance for credit losses as of June 30, 2023, is only minimally impacted by COVID-19.

The Company’s current financial position and the fundamental earning capabilities of its existing operations are strong. While the Company does not currently anticipate any material changes or deficiencies to its capital or liquidity sources, uncertainties about duration and overall effects on the economy could result in more adverse effects than expected.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2023 and no valuation allowance was necessary.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At June 30,
	2023	2022	2021

	(In thousands)
Selected Financial Condition Data:
Total assets	$848,976	$857,558	$797,341
Cash and cash equivalents	10,988	75,811	62,735
Investment securities available for sale	201,299	220,906	189,891
Federal Home Loan Bank of Chicago stock	3,127	3,142	4,198
Loans held for sale	—	227	632
Loans receivable, net	587,457	518,704	512,739
Foreclosed assets held for sale	31	120	259
Bank-owned life insurance	14,761	14,373	9,339
Deposits	735,314	752,020	667,632
Federal Home Loan Bank of Chicago advances	19,500	15,000	25,000
Total equity	71,753	71,658	85,304

	For the Fiscal Year Ended June 30,
	2023	2022	2021

	(In thousands)
Selected Operating Data:
Interest income	$32,072	$24,792	$24,357
Interest expense	10,075	2,529	4,178

Net interest income	21,997	22,263	20,179
Provision (credit) for credit losses	(228)	492	844

Net interest income after provision (credit) for credit losses	22,225	21,771	19,335
Noninterest income	4,069	5,504	6,258
Noninterest expense	20,034	19,448	18,212

Income before income tax expense	6,260	7,827	7,381
Income tax expense	1,600	2,043	2,034

Net income	$4,660	$5,784	$5,347

	At or For the Fiscal Years Ended June 30,
	2023	2022	2021
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.56%	0.74%	0.72%
Return on average equity (net income as a percentage of average equity)	6.56%	7.07%	6.34%
Interest rate spread (1)	2.62%	2.87%	2.75%
Net interest margin (2)	2.80%	2.93%	2.86%
Efficiency ratio (3)	76.86%	70.04%	68.89%
Dividend payout ratio	26.67%	18.62%	17.05%
Noninterest expense to average total assets	2.42%	2.49%	2.46%
Average interest-earning assets to average interest-bearing liabilities	114.02%	119.13%	118.77%
Average equity to average total assets	8.59%	10.46%	11.40%
Asset Quality Ratios:
Non-performing assets to total assets	0.02%	0.15%	0.05%
Non-performing loans to total loans	0.02%	0.22%	0.03%
Allowance for credit losses to non-performing loans	6101.71%	600.68%	4341.45%
Allowance for credit losses to total loans	1.20%	1.34%	1.27%
Allowance for credit losses to total loans excluding PPP loans	1.20%	1.34%	1.32%
Net charge-offs (recoveries) to average loans	0.01%	0.01%	0.09%
Capital Ratios:
Community Bank Leverage Ratio:
Company (4)	10.5%	10.7%	11.1%
Association (4)	9.5%	9.8%	10.5%
Tier 1 capital (to adjusted total assets):
Company	10.5%	10.7%	11.1%
Association	9.5%	9.8%	10.5%
Tangible capital (to adjusted total assets):
Company	10.5%	10.7%	11.1%
Association	9.5%	9.8%	10.5%
Other Data:
Number of full-service offices	7	7	7
Full time equivalent employees	107	112	111

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	Leverage Ratio (CBLR) is a new capital requirement which became effective for the Association for the quarter ended March 31, 2020. The CBLR is the ratio of Tier 1 capital to average assets.

Comparison of Financial Condition at June 30, 2023 and June 30, 2022

Total assets decreased $8.6 million, or 1.0%, to $849.0 million at June 30, 2023 from $857.6 million at June 30, 2022. The decrease was primarily due to a $64.8 million decrease in cash and cash equivalents, and a $19.6 million decrease in investments, partially offset by a $68.5 million increase in net loans.

Cash and cash equivalents decreased by $64.8 million to $11.0 million at June 30, 2023, from $75.8 million at June 30, 2022. This decrease was primarily due to the funding of more loans at June 30, 2023.

Investment securities, consisting entirely of securities available for sale, decreased $19.6 million, or 8.9%, to $201.3 million at June 30, 2023 from $220.9 million at June 30, 2022. We had no held-to-maturity securities at June 30, 2023 or June 30, 2022.

Net loans receivable, including loans held for sale, increased by $68.5 million, or 13.2%, to $587.5 million at June 30, 2023 from $518.9 million at June 30, 2022. The increase in net loans receivable during this period was due primarily to a $26.3 million, or 15.7%, increase in commercial real estate loans, a $31.4 million, or 23.7%, increase in one- to four-family loans, a $9.7 million, or 23.6%, increase in construction loans, a $1.4 million, or 1.6%, increase in multi-family loans, and a $1.1 million, or 15.4%, increase in home equity lines of credit, partially offset by a $725,000, or 0.9%, decrease in commercial business loans, and a $599,000, or 6.7%, decrease in consumer loans.

Between June 30, 2022 and June 30, 2023, accrued interest receivable increased $758,000 to $2.8 million, deferred income taxes increased $1.9 million to $11.0 million, premises and equipment increased $1.6 million, and other assets increased $3.1 million to $3.7 million, while foreclosed assets held for sale decreased $89,000 to $31,000. The increase in accrued interest receivable was primarily the result of an increase in the average balance and the average yield of interest-earning assets, the increase in deferred income taxes was mostly due to an increase in unrealized losses on available-for-sale securities, and the increase in premises and equipment was due to acquiring a new building for our Hoopeston banking facility. The increase in other assets was primarily due to an increase in accounts receivable as a result of a large loan payoff on the last day of June for which we did not receive the wire prior to the end of the business day. The decrease in foreclosed assets held for sale was due to the sale of property.

At June 30, 2023, our investment in bank-owned life insurance was $14.8 million, an increase of $388,000 from $14.4 million at June 30, 2022. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for credit losses. At June 30, 2023, our investment of $14.8 million in bank-owned life insurance was 16.2% of our Tier 1 capital plus our allowance for credit losses.

Deposits decreased $16.7 million, or 2.2%, to $735.3 million at June 30, 2023 from $752.0 million at June 30, 2022. Savings, NOW, and money market accounts decreased $52.4 million, or 13.2%, to $344.2 million, noninterest bearing demand accounts increased $2.6 million, or 2.5%, to $107.6 million, certificates of deposit, excluding brokered certificates of deposit, increased $17.1 million, or 6.9%, to $264.1 million, and brokered certificates of deposit increased $16.0 million, or 447.7%, to $19.5 million.

Repurchase agreements increased $1.5 million, or 16.7%, to $10.8 million. FHLB advances increased $4.5 million, or 30.0%, to $19.5 million at June 30, 2023 from $15.0 million at June 30, 2022.

Total equity increased $95,000, or 0.1%, to $71.8 million at June 30, 2023 from $71.7 million at June 30, 2022. Equity increased primarily due to net income of $4.7 million, and ESOP and stock equity plan activity of $1.4 million, mostly offset by a decrease of $4.3 million in accumulated other comprehensive income (loss), net of tax, and the accrual of approximately $1.3 million in dividends to our shareholders. The decrease in accumulated other comprehensive income (loss) was primarily due to unrealized depreciation on available-for-sale securities, net of tax.

Comparison of Operating Results for the Years Ended June 30, 2023 and 2022

General. Net income decreased $1.1 million, or 19.4%, to $4.7 million net income for the year ended June 30, 2023 from $5.8 million net income for the year ended June 30, 2022. The decrease was due to a decrease in net interest income, a decrease in noninterest income, and an increase in noninterest expense, partially offset by a decrease in provisions for credit losses.

Net Interest Income. Net interest income decreased by $266,000, or 1.2%, to $22.0 million for the year ended June 30, 2023 from $22.3 million for the year ended June 30, 2022. The decrease was due to an increase of $7.5 million in interest expense, partially offset by an increase of $7.3 million in interest and dividend income. A $52.3 million, or 8.2%, increase in the average balance of interest-bearing liabilities was partially offset by a $27.1 million, or 3.6%, increase in the average balance of interest earning assets. Our interest rate spread decreased 25 basis points to 2.62% for the year ended June 30, 2023 from 2.87% for the year ended June 30, 2022, and our net interest margin decreased by 13 basis points to 2.80% for the year ended June 30, 2023 from 2.93% for the year ended June 30, 2022.

Interest and Dividend Income. Interest and dividend income increased $7.3 million, or 29.4%, to $32.1 million for the year ended June 30, 2023 from $24.8 million for the year ended June 30, 2022. The increase in interest income was due to a $5.9 million increase in interest on loans, $1.1 million increase in interest income on securities, and a $251,000 increase in other interest income. An increase of $5.9 million, or 29.3%, in interest on loans resulted from a 63 basis point, or 16.0%, increase in the average yield on loans to 4.60% from 3.97%, and a $58.5 million, or 11.5%, increase in the average balance of loans to $567.4 million for the year ended June 30, 2023 from $508.9 million for the year ended June 30, 2022. Interest on securities increased $1.1 million, or 25.7%, due to a 60 basis point, or 29.5%, increase in the average yield on securities to 2.63% for the year ended June 30, 2023 from 2.03% for the year ended June 30, 2022, partially offset by a $5.9 million decrease in the average balance of securities to $207.9 million at June 30, 2023 from $213.8 million at June 30, 2022.

Interest Expense. Interest expense increased $7.5 million, or 298.4%, to $10.1 million for the year ended June 30, 2023 from $2.5 million for the year ended June 30, 2022. The increase was due to a 106 basis point increase in the cost of interest-bearing liabilities to 1.46% for the year ended June 30, 2023 from 0.40% for the year ended June 30, 2022, and a $52.3 million increase in the average balance of interest-bearing liabilities to $689.4 million for the year ended June 30, 2023 from $637.1 million for the year ended June 30, 2022.

Interest expense on interest-bearing deposits increased $5.9 million, or 286.7%, to $8.0 million for the year ended June 30, 2023, from $2.1 million for the year ended June 30, 2022. This increase was due to a 94 basis point, or 273.6% increase in the average cost of interest-bearing deposits to 1.28% from 0.34%, and a $21.2 million increase in the average balance of interest-bearing deposits to $626.2 million for the year ended June 30, 2023, from $605.0 million for the year ended June 30, 2022.

Interest expense on borrowings, including FHLB advances, our line of credit at CIBC Bank USA, the discount window at the Federal Reserve Bank, and repurchase agreements, increased $1.6 million, or 350.8%, to $2.1 million for the year ended June 30, 2023 from $461,000 for the year ended June 30, 2022. This increase was due to an increase in the average balance of borrowings to $63.2 million for the year ended June 30, 2023 from $32.1 million for the year ended June 30, 2022, and by a 185 basis point increase in the average cost of such borrowings to 3.29% for the year ended June 30, 2023 from 1.44% for the year ended June 30, 2022.

Provision for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a provision (credit) for credit losses of $(228,000) for the year ended June 30, 2023, which includes a provision for credit losses on loans of $52,000 and a credit for credit losses on off-

balance sheet credit exposures of $(280,000), compared to a provision for loan losses of $492,000 for the year ended June 30, 2022. The allowance for credit losses was $7.1 million, or 1.20% of total loans, at June 30, 2023, compared to $7.1 million, or 1.34% of total loans, at June 30, 2022. Non-performing loans decreased during the year ended June 30, 2023, to $117,000, from $1.2 million at June 30, 2022. During the year ended June 30, 2023, net charge-offs of $12,000 were recorded, while during the year ended June 30, 2022, $39,000 in net charge-offs were recorded.

The following table sets forth information regarding the allowance for credit losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Allowance to non-performing loans	6101.71%	600.68%
Allowance to total loans outstanding at the end of the period	1.20%	1.34%
Net charge-offs to average total loans outstanding during the period, annualized	0.01%	0.01%
Total non-performing loans to total loans	0.02%	0.22%
Total non-performing assets to total assets	0.02%	0.15%

Noninterest Income. Noninterest income decreased $1.4 million, or 26.1%, to $4.1 million for the year ended June 30, 2023 from $5.5 million for the year ended June 30, 2022. The decrease was primarily due to a decrease in mortgage banking income, net, a decrease in gain on sale of loans, a decrease in brokerage commissions, a decrease in bank-owned life insurance and a decrease in other service charges and fees, partially offset by an increase in net realized gain on sale of available-for-sale securities and an increase in customer service fees. For the year ended June 30, 2023, mortgage banking income, net, decreased $437,000 to $360,000, gains on the sale of loans decreased $343,000 to $172,000, brokerage commissions decreased $358,000 to $773,000, bank-owned life insurance decreased $100,000 to $388,000, and other service charges and fees decreased $66,000 to $248,000, while net realized gain on sale of available-for-sale securities increased $104,000 to $(171,000), and customer service fees increased $33,000 to $380,000. The decrease in mortgage banking income, net, and the decrease in gain on sale of loans were a result of a decrease in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the year ended June 30, 2023. The decrease in brokerage commissions was the result of a decrease in the amount of renewal commissions and management fees, and the decrease in bank-owned life insurance income was due to the receipt of death benefit proceeds in the year ended June 30, 2022. The decrease in other service charges and fees was due to a decrease in the number of fees charged in the year ended June 30, 2023, while the increase in gain on sale of available-for-sale securities was the result of securities sold at a larger loss in the year ended June 30, 2022, and the increase in customer service fees was primarily due to a higher number of nonsufficient funds and overdraft fees in the year ended June 30, 2023.

Noninterest Expense. Noninterest expense increased $586,000, or 3.0%, to $20.0 million for the year ended June 30, 2023 from $19.4 million for the year ended June 30, 2022. The largest components of this increase were equipment expense, which increased $505,000, or 25.3%, office occupancy expense, which increased $55,000, or 5.8%, federal deposit insurance premium, which increased $136,000, or 69.0%, advertising, which increased $134,000, or 33.2%, and professional services, which increased $61,000, or 15.3%. These increases were partially offset by a decrease in compensation and benefits, which decreased $339,000, or 2.6%. Equipment expense increased as a result of an increase in the cost of core processing, while office occupancy expense increased due to the addition of a new banking facility in Hoopeston. Federal deposit insurance premium increased as a result of the FDIC increasing the initial base deposit insurance assessment rate. Advertising increased due to a new ad campaign in the year ended June 30, 2023, and professional services increased as a result of additional services received during the year ended June 30, 2023. Compensation and benefits decreased due to annual incentive plan decreases.

Income Tax Expense. We recorded a provision for income tax of $1.6 million for the year ended June 30, 2023, compared to a provision for income tax of $2.0 million for the year ended June 30, 2022, reflecting effective tax rates of 25.6% and 26.1%, respectively.

Asset Quality and Allowance for Credit Losses

For information regarding asset quality and allowance for credit loss activity, see “Item 1. Business—Non-performing and Problem Assets” and “Item 1. Business—Allowance for Credit Losses.”

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

	For The Twelve Months Ended June 30,
	2023			2022			Difference
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$150,343	$6,675	4.44%	$122,652	$5,052	4.12%	$27,691	$1,623	0.32%
Multi-family	95,481	3,990	4.18	92,372	3,721	4.03	3,109	269	0.15
Commercial	187,519	8,213	4.38	162,236	6,419	3.96	25,283	1,794	0.42
Home equity lines of credit	7,192	414	5.76	6,496	286	4.40	696	128	1.36
Construction loans	41,267	2,045	4.96	30,856	1,178	3.82	10,411	867	1.14
Commercial business loans	76,538	4,380	5.72	86,223	3,221	3.74	(9,685)	1,159	1.98
Consumer loans	9,021	389	4.31	8,048	318	3.95	973	71	0.36

Total loans	567,361	26,106	4.60	508,883	20,195	3.97	58,478	5,911	0.63

Securities:
U.S. government, federal agency and government-sponsored enterprises	25,069	593	2.37	25,234	466	1.85	(165)	127	0.52
U.S. government sponsored mortgage-backed securities	179,326	4,766	2.66	186,837	3,830	2.05	(7,511)	936	0.61
State and political subdivisions	3,550	106	2.99	1,739	51	2.93	1,811	55	0.06

Total securities	207,945	5,465	2.63	213,810	4,347	2.03	(5,865)	1,118	0.60
Other	10,788	501	4.64	36,341	250	0.69	(25,553)	251	3.95

Total interest-earning assets	786,094	32,072	4.08	759,034	24,792	3.27	27,060	7,280	0.81

Noninterest-earning assets	41,149			23,342			17,807

Total assets	$827,243			$782,376			$44,867

Interest-bearing liabilities:
Interest-bearing checking or NOW	$117,672	191	0.16	$109,929	134	0.12	$7,743	57	0.04
Savings accounts	70,129	275	0.39	70,111	105	0.15	18	170	0.24
Money market accounts	171,990	2,476	1.44	166,787	549	0.33	5,203	1,927	1.11
Certificates of deposit	266,418	5,055	1.90	258,199	1,280	0.50	8,219	3,775	1.40

Total interest-bearing deposits	626,209	7,997	1.28	605,026	2,068	0.34	21,183	5,929	0.94
Borrowings and repurchase agreements	63,224	2,078	3.29	32,110	461	1.44	31,114	1,617	1.85

Total interest-bearing liabilities	689,433	10,075	1.46	637,136	2,529	0.40	52,297	7,546	1.06
Noninterest-bearing deposits	57,445			55,722			1,723
Noninterest-bearing liabilities	9,284			7,674			1,610

Total liabilities	756,162			700,532			55,630
Equity	71,081			81,844			(10,763)

Total liabilities and equity	827,243			782,376			44,867

Net interest income		$21,997			$22,263			$(266)

Net interest rate spread (2)			2.62%			2.87%			-0.25%
Net interest-earning assets (3)	$96,661			$121,898			$(25,537)

Net interest margin (4)			2.80%			2.93%			-0.13%
Average interest-earning assets to interest-bearing liabilities	1.14%			1.19%			-0.05%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate

	(In thousands)
Interest-earning assets:
Loans	$2,483	$3,428	$5,911
Securities	(123)	1,241	1,118
Other	(286)	537	251

Total interest-earning assets	$2,074	$5,206	$7,280

Interest-bearing liabilities:
Interest-bearing checking or NOW	$10	$47	$57
Savings accounts	—	170	170
Certificates of deposit	42	3,733	3,775
Money market accounts	18	1,909	1,927

Total interest-bearing deposits	70	5,859	5,929
Federal Home Loan Bank advances	695	922	1,617

Total interest-bearing liabilities	$765	$6,781	$7,546

Change in net interest income	$1,309	$(1,575)	$(266)

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

Interest Rate Risk Analysis

We also perform an interest rate risk analysis that assesses our earnings at risk and our value at risk (or net economic value of equity at risk). Earnings at risk represents the underlying threat to earnings associated with the continual repricing of a financial institution’s various assets and liabilities in differing amounts, at different times, at different interest rate levels, all within the context of a continually changing, global interest rate environment. Our analysis of our earnings at risk is completed monthly on our net interest income for periods extending twelve and twenty-four months forward. Simulations include a base line analysis with no change in the current interest rate environment and alternative interest rate possibilities including rising and falling interest rates of 100, 200, 300, and 400 basis points in interest rates under ramp, shock, static and dynamic rate environments to generate the estimated impact on net interest income. Value at risk represents the threat to the underlying value of a financial institution’s various assets and liabilities, and consequently its capital, given the potential for change in the interest rate structure in which these financial instruments might either reprice, or fail to reprice, in an environment of constantly changing interest rates. Our analysis of our value at risk is completed quarterly and the calculation measures the net effect on the market value of the bank’s equity position when quantifying the impact when interest rates rise and fall for the range of -400 basis points to +400 basis points. Details of our general ledger along with key data from each deposit, loan, investment, and borrowing are downloaded into our forecasting model, which takes into account both market and internal trends. We perform historical backtesting on a regular basis to confirm the validity of the model and assumptions, while third-party testing is done periodically. Details of our interest rate risk analysis are reviewed by the Asset/Liability Management Committee and presented to the Board on a quarterly basis.

The table below illustrates the simulated impact of immediate rate shocks, ranging from -400 basis points to +400 basis points on our earnings at risk for net interest income at June 30, 2023 over one-year and two-year periods. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2023 resulting from immediate rate shocks ranging from -400 basis points to +400 basis points.

Earnings at Risk

Change in Interest	% Change in Net Interest Income
Rates (basis points)	One Year	Two Years
+400	(8.78)	(3.53)
+300	(5.89)	(1.88)
+200	(3.16)	(0.35)
+100	(0.39)	1.02
0
-100	(0.21)	(1.65)
-200	(0.74)	(3.75)
-300	(0.53)	(4.87)
-400	0.53	(4.79)

Net Economic Value of Equity (NEVE) at Risk

Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE
+400	89,518	(11.71)
+300	92,380	(8.89)
+200	95,435	(5.88)
+100	99,210	(2.15)
0	101,392
-100	104,689	3.25
-200	108,304	6.82
-300	111,622	10.09
-400	115,294	13.71

Liquidity and Capital Resources

During the twelve months ended June 30, 2023, the banking industry experienced significant volatility with the failure of three regional banks, which led to industry-wide concerns related to liquidity risk, deposit outflows, high levels of uninsured deposits, exposure of banks to unrecognized investment losses due to investments classified as “held to maturity” on the balance sheet, interest rate risk, and crypto risk.

With banking industry concerns, increased deposit rates and a competitive market, our total deposits decreased 2.2% in the twelve months ended June 30, 2023. Our percentage of uninsured deposits, excluding public funds with pledged securities or letters of credit and internal accounts, is below 16% and we have no crypto exposure. All of our investments are classified as available for sale and marked to market on a monthly basis. The Association’s interest rate risk has increased over the past year due to the increasing rate environment but remains moderate.

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2023 and 2022, our liquidity ratio averaged 29.3% and 31.2% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2023.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2023, cash and cash equivalents totaled $10.7 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our consolidated financial statements.

At June 30, 2023, we had $5.1 million in loan commitments outstanding, and $94.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2023 totaled $243.7 million, or 33.1% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2024. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2023 and 2022, we originated $202.2 million and $296.2 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net decrease in total deposits of $16.7 million for the year ended June 30, 2023, and a net increase in total deposits of $84.4 million for the year ended June 30, 2022. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us, our local competitors, national deposit brokers and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, and CIBC Bank USA. Federal Home Loan Bank advances were $19.5 million at June 30, 2023. At June 30, 2023, we had the ability to borrow up to an additional $94.8 million from the Federal Home Loan Bank of Chicago based on our collateral, had $5.0 million available on our CIBC Bank line of credit, and had the ability to borrow an additional $55.9 million from the Federal Reserve based upon current collateral pledged.

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

At June 30, 2023, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See Note 13 Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2023. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2023 is effective.

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

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 20, 2023 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2023 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2012 Equity Incentive Plan, which expired in November 2022. The IF Bancorp, Inc. 2022 Equity Incentive Plan was adopted in September 2022 and the number of stock options remaining available for future issuance under this plan are shown in table below. Both plans were approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	90,143	$16.63	52,970
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	90,143	$16.63	52,970

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of IF Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)

10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (3)

10.2	Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (3)

10.3	Change in Control Agreement of Pamela J. Verkler (4)

10.4	Change in Control Agreement of Thomas J. Chamberlain (9)

10.5	Amendment One to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (5)

10.6	Amendment One to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (5)

10.7	Amendment Two to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (6)

10.8	Amendment Two to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (6)

10.9	Directors Non Qualified Retirement Plan (1)

10.10	IF Bancorp, Inc. 2012 Equity Incentive Plan (7)

21.0	List of Subsidiaries (1)

23.0	Consent of FORVIS, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (8)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2021 and 2020, (ii) the Consolidated Statements of Income for the years ended June 30, 2021 and 2020 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2021 and 2020, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 20209, and (vi) the notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2018.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017.

(7)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2012.
(8)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(9)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 11, 2017.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 13, 2023	By:	/s/ Walter H. Hasselbring, III
Walter H. Hasselbring, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Walter H. Hasselbring, III Walter H. Hasselbring, III	President, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2023

/s/ Pamela J. Verkler Pamela J. Verkler	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 13, 2023

/s/ Gary Martin Gary Martin	Chairman of the Board	September 13, 2023

/s/ Alan D. Martin Alan D. Martin	Director	September 13, 2023

/s/ Joseph A. Cowan Joseph A. Cowan	Director	September 13, 2023

/s/ Wayne A. Lehmann Wayne A. Lehmann	Director	September 13, 2023

/s/ Richard Stenzinger Richard Stenzinger	Director	September 13, 2023

/s/ Dennis C. Wittenborn Dennis C. Wittenborn	Director	September 13, 2023

/s/ Rodney E. Yergler Rodney E. Yergler	Director	September 13, 2023

IF Bancorp, Inc.
Report of Independent Registered Public Accounting Firm and
Consolidated Financial Statements
June 30, 2023 and 2022
IF Bancorp, Inc.
June 30, 2023 and 2022

Report of Independent
Registered
Public Accounting Firm
To the Stockholders, Board of Directors, and Audit Committee
IF Bancorp, Inc.
Watseka, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, in 2022, the Company adopted new accounting guidance ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326)
. As discussed below, the allowance for credit losses is considered a critical audit matter.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses
As described in Note 3 to the consolidated financial statements, the Company’s consolidated allowance for credit losses (ACL) was $7.1 million at June 30, 2023. The Company estimates the allowance for credit losses at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as the estimated credit losses inherent in the remainder of the loan portfolio. The determination of the ACL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, risk grading loans, identifying loan impairments, among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the ACL.
We identified the valuation of the ACL as a critical audit matter. Auditing the allowance for credit losses involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other environmental factors used to adjust historical loss rates, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.
Our audit procedures related to the estimated ACL included the following procedures, among others.

•
Evaluating the design effectiveness of controls over the Company’s ACL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the establishment of qualitative and forecast adjustments, the calculation of a loss rate, grading and risk classification of loans and establishment of reserves on individually evaluated loans and management’s review controls over the ACL balance as a whole;

•	Testing of completeness and accuracy of the information utilized in the calculation of the ACL;

•	Testing the computational accuracy of the calculations utilized in the ACL model;

•	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions used;

•	Testing the internal loan review functions and evaluating the assigned loan grades for appropriateness and reasonableness;

•	Assessing the reasonableness of specific reserves on individually assessed impaired loans;

•	Evaluating the overall reasonableness of qualitative factor and forecast adjustments, including assessing the basis and reasonableness for the adjustments;

•	Reviewing subsequent events and considering whether they support or contradict the Company’s ACL estimate;

•	Evaluating overall reasonableness of estimated reserve by considering and comparing past performance of the Company’s loan portfolio, and trends in credit quality of the loan portfolio
We have served as the Company’s auditor since 2009.

/s/ FORVIS, LLP
Decatur, Illinois
September 13, 2023

IF Bancorp, Inc.
Consolidated Balance Sheets
June 30, 2023 and 2022
(in thousands)
Assets

	2023	2022
Cash and due from banks	$10,717	$74,494
Interest-bearing demand deposits	271	1,317

Cash and cash equivalents	10,988	75,811

Interest-bearing time deposits in banks	1,250	1,500
Available-for-sale securities	201,299	220,906
Loans, net of allowance for credit losses of $7,139 and $7,052 at June 30, 2023 and 2022, respectively	587,457	518,931
Premises and equipment, net of accumulated depreciation of $9,212 and $8,704 at June 30, 2023 and 2022, respectively	11,092	9,505
Federal Home Loan Bank stock, at cost	3,127	3,142
Foreclosed assets held for sale	31	120
Accrued interest receivable	2,781	2,023
Bank-owned life insurance	14,761	14,373
Mortgage servicing rights	1,482	1,463
Deferred income taxes	11,037	9,166
Other	3,671	618

Total assets	$848,976	$857,558

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2023	2022
Liabilities
Deposits
Demand	$107,567	$104,944
Savings, NOW and money market	344,151	396,600
Certificates of deposit	264,058	246,909
Brokered certificates of deposit	19,538	3,567

Total deposits	735,314	752,020

Repurchase agreements	10,787	9,244
Federal Home Loan Bank advances	19,500	15,000
Advances from borrowers for taxes and insurance	1,233	503
Accrued post-retirement benefit obligation	2,431	2,620
Accrued interest payable	1,666	176
Allowance for credit losses on off-balance sheet credit exposure	216	—
Other	6,076	6,337

Total liabilities	777,223	785,900

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 3,354,626 and 3,257,626 shares issued and outstanding at June 30, 2023 and 2022, respectively	33	32
Additional paid-in capital	51,543	50,342
Unearned ESOP shares, at cost, 153,960 and 173,205 shares at June 30, 2023 and 2022, respectively	(1,540)	(1,732)
Retained earnings	43,365	40,362
Accumulated other comprehensive loss, net of tax	(21,648)	(17,346)

Total stockholders’ equity	71,753	71,658

Total liabilities and stockholders’ equity	$848,976	$857,558

IF Bancorp, Inc.
Consolidated Statements of Income
Years Ended June 30, 2023 and 2022
(in thousands)

	2023	2022
Interest Income
Interest and fees on loans	$26,106	$20,195
Securities
Taxable	5,359	4,296
Tax-exempt	106	51
Federal Home Loan Bank dividends	198	120
Deposits with financial institutions	303	130

Total interest and dividend income	32,072	24,792

Interest Expense
Deposits	7,997	2,068
Federal Home Loan Bank advances and repurchase agreements	2,062	382
Line of credit and other borrowings	16	79

Total interest expense	10,075	2,529

Net Interest Income	21,997	22,263
Provision (Credit) for Credit Losses	(228)	492

Net Interest Income After Provision for Credit Losses	22,225	21,771

Noninterest Income
Customer service fees	380	347
Other service charges and fees	248	314
Insurance commissions	651	692
Brokerage commissions	773	1,131
Net realized losses on sale of available-for-sale securities	(171)	(275)
Mortgage banking income, net	360	797
Gain on sale of loans	172	515
Bank-owned life insurance income, net	388	488
Other	1,268	1,495

Total noninterest income	4,069	5,504

See Notes to Consolidated Financial Statements

	2023	2022
Noninterest Expense
Compensation and benefits	$12,712	$13,051
Office occupancy	1,006	951
Equipment	2,499	1,994
Federal deposit insurance	333	197
Stationary, printing and office	99	71
Advertising	538	404
Professional services	459	398
Supervisory examination	173	162
Audit and accounting services	182	142
Organizational dues and subscriptions	56	52
Insurance bond premiums	206	187
Telephone and postage	163	160
Loss (gain) on sale of foreclosed assets	(28)	6
Other	1,636	1,673

Total noninterest expense	20,034	19,448

Income Before Income Tax	6,260	7,827
Provision for Income Taxes	1,600	2,043

Net Income	$4,660	$5,784

Earnings Per Share:
Basic	$1.50	$1.88
Diluted	$1.46	$1.84
Dividends Paid Per Share	$0.40	$0.35

IF Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended June 30, 2023 and 2022
(in thousands)

	2023	2022
Net Income	$4,660	$5,784
Other Comprehensive Loss
Unrealized depreciation on available-for-sale securities, net of taxes of $(1,824) and $(7,902) for 2023 and 2022, respectively	(4,574)	(19,821)
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $(49) and $(78) for 2023 and 2022, respectively	(122)	(197)

	(4,452)	(19,624)

Change in postretirement health plan gains and losses, net of taxes of $60 and $137 for 2023 and 2022, respectively	150	345

Other comprehensive loss, net of tax	(4,302)	(19,279)

Comprehensive Income (Loss)	$358	$(13,495)

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended June 30, 2023 and 2022
(in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2021	$32	$49,619	$(1,925)	$35,645	$1,933	$85,304
Net income	—	—	—	5,784	—	5,784
Other comprehensive loss	—	—	—	—	(19,279)	(19,279)
Dividends on common stock, $0.35 per share	—	—	—	(1,067)	—	(1,067)
Stock options exercised	—	315		—	—	315
Stock equity plan	—	156	—	—	—	156
ESOP shares earned, 19,245 shares	—	252	193	—	—	445

Balance, June 30, 2022	32	50,342	(1,732)	40,362	(17,346)	71,658
Cumulative impact of ASU 2016-13	—	—	—	(388)	—	(388)

Balance, July 1, 2022	32	50,342	(1,732)	39,974	(17,346)	71,270
Net income	—	—	—	4,660	—	4,660
Other comprehensive loss	—	—	—	—	(4,302)	(4,302)
Dividends on common stock, $0.40 per share	—	—	—	(1,269)	—	(1,269)
Stock options exercised	1	731	—	—	—	732
Stock equity plan	—	327	—	—	—	327
ESOP shares earned, 19,245 shares	—	143	192	—	—	335

Balance, June 30, 2023	$33	$51,543	$(1,540)	$43,365	$(21,648)	$71,753

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2023 and 2022
(in thousands)

	2023	2022
Operating Activities
Net income	$4,660	$5,784
Items not requiring (providing) cash
Depreciation	663	675
Provision (credit) for credit losses	(228)	492
Amortization of premiums and discounts on securities	118	614
Deferred income taxes	(156)	218
Net realized gains on loan sales	(172)	(515)
Net realized losses on sales of available-for-sale securities	171	275
Loss (gain) on foreclosed real estate held for sale	(28)	6
Bank-owned life insurance income, net	(388)	(488)
Originations of loans held for sale	(7,554)	(27,546)
Proceeds from sales of loans held for sale	7,934	28,016
ESOP compensation expense	335	445
Stock equity plan expense	327	156
Changes in
Accrued interest receivable	(758)	(126)
Other assets	(3,053)	280
Accrued interest payable	1,490	(23)
Post-retirement benefit obligation	21	37
Other liabilities	(616)	369

Net cash provided by operating activities	2,766	8,669

Investing Activities
Net change in interest bearing time deposits	250	750
Purchases of available-for-sale securities	(18,205)	(98,784)
Proceeds from the sales of available-for-sale securities	7,695	6,049
Proceeds from maturities and pay-downs of available-for-sale securities	23,601	33,383
Net change in loans	(68,373)	(6,577)
Purchase of premises and equipment	(2,250)	(387)
Proceeds from the sale of foreclosed assets	148	253
Purchase of Federal Home Loan Bank stock	(1,050)	—
Redemption of Federal Home Loan Bank stock	1,065	1,056
Purchase of bank-owned life insurance	—	(5,000)
Proceeds from settlement of bank-owned life insurance death claim	—	454

Net cash used in investing activities	(57,119)	(68,803)

See Notes to Consolidated Financial Statements

	2023	2022
Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	$(49,826)	$95,880
Net increase (decrease) in certificates of deposit, including brokered certificates	33,120	(11,492)
Net increase (decrease) in advances from borrowers for taxes and insurance	730	(425)
Proceeds from Federal Home Loan Bank advances	513,600	—
Repayment of Federal Home Loan Bank advances	(509,100)	(10,000)
Repayments of other borrowings	—	(3,000)
Net increase in repurchase agreements	1,543	2,999
Dividends paid	(1,269)	(1,067)
Proceeds from exercise of stock options	732	315

Net cash provided by (used in) financing activities	(10,470)	73,210

Increase (Decrease) in Cash and Cash Equivalents	(64,823)	13,076
Cash and Cash Equivalents, Beginning of Year	75,811	62,735

Cash and Cash Equivalents, End of Year	$10,988	$75,811

Supplemental Cash Flows Information
Interest paid	$8,585	$2,552
Income taxes paid (net of refunds)	$2,096	$1,956
Foreclosed assets acquired in settlement of loans	$31	$120

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)
Note 1:    Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
IF Bancorp, Inc., (“IF Bancorp” or the “Company”) is a Maryland corporation whose principal activity is the ownership and management of its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”).
The Association provides a full range of banking and financial services to individual and corporate customers from our seven full-service banking offices located in the municipalities of Watseka, Danville, Clifton, Hoopeston, Savoy, Bourbonnais, and Champaign, Illinois, and our loan production office in Osage Beach, Missouri. Our primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the adjacent counties in Illinois and Indiana. Our loan production office in Osage Beach, Missouri, serves the Missouri counties of Camden, Miller and Morgan. The principal activity of the Association’s wholly-owned subsidiary, L.C.I. Service Corporation (“L.C.I.”) dba IF Insurance Agency, is the sale of property and casualty insurance. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Association. The Company and Association are subject to competition from other financial institutions. The Company and Association are also subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.
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
June 30, 2023 and 2022
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
Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2023 and 2022, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.
At June 30, 2023, the Company’s cash accounts exceeded federally insured limits by approximately $350,000. The Company had approximately $5,080,000 at the Federal Reserve and Federal Home Loan Banks, which are government-affiliated entities not insured by the FDIC.
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
For AFS securities with fair value less than amortized cost that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income (loss). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections and is recorded to the allowance for credit losses (ACL) on investments, by a charge to provision for credit losses. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there would be no ACL in this situation.
At adoption of ASU
2016-13,
no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at June 30, 2023 or 2022.
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
June 30, 2023 and 2022
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
Allowance for Credit Losses
The allowance for credit losses (ACL) represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision (credit) for credit losses is expensed (credited) to current earnings and is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be expensed (credited) to current earnings, the Company relies on a sound credit review and approval process. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty.
The Company adopted ASU
2016-13,
effective July 1, 2022, and utilizes the CECL cohort methodology analysis which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience.
The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans and is established through provision (credit) for credit losses expensed (credited) to current earnings. The ACL is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management’s analysis of expected cash flows (for non-collateral
dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

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
The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics. The Company estimates the appropriate level of allowance for credit losses for non-performing
collateral-dependent loans by evaluating them individually.
The specific allowance for
non-performing
collateral-dependent loans that are evaluated individually is measured by determining the fair value of the collateral adjusted for market conditions and selling expense. Factors used in identifying a specific individually evaluated loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, the Company also considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.
The Company establishes a general allowance for loans that are not deemed individually evaluated to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segmenting the loan portfolio into pools with similar risks and collecting data to determine pool loss experience. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and troubled debt restructurings, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is estimated by loan pool on a quarterly basis under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

as a liability on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

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
Long-Lived Asset Impairment
The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset are less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No asset impairment was recognized during the years ended June 30, 2023 and 2022.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

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
Customer Service Fees – The Company generates revenue from fees charged for deposit account maintenance, overdrafts, wire transfers, and check fees. The revenue related to deposit fees is recognized at the time the performance obligation is satisfied.
Insurance Commissions – The Company’s insurance agency, IF Insurance Agency, receives commissions on premiums of new and renewed business policies. IF Insurance Agency records commission revenue on direct bill policies as the cash is received. For agency bill policies, IF Insurance Agency retains its commission portion of the customer premium payment and remits the balance to the carrier. In both cases, the carrier holds the performance obligation.
Brokerage Commissions – The primary brokerage revenue is recorded at the beginning of each quarter through billing to customers based on the account asset size on the last day of the previous quarter. If a withdrawal of funds takes place, a prorated refund may occur; this is reflected within the same quarter as the original billing occurred. All performance obligations are met within the same quarter that the revenue is recorded.
Other – The Company generates revenue through service charges from the use of its ATM machines and interchange income from the use of Company issued credit and debit cards. The revenue is recognized at the time the service is used, and the performance obligation is satisfied.
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
Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

and losses. These variables change from quarter to quarter as market conditions and projected interest rates change and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized depreciation on available-for-sale
securities and changes in the funded status of the postretirement health benefit plan.
Stock-based Compensation Plans
At June 30, 2023 and 2022, the Company has stock-based compensation plans (stock options and restricted stock) which are described more fully in Note 16.
Recent and Future Accounting Requirements
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale
debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update will be effective for interim and annual periods beginning after December 15, 2022. In preparation for the adoption of ASU
2016-13,
the Company engaged a firm specializing in ACL modeling and have been transition modeling for the past couple years. We also had our CECL model validated by an independent firm.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

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
. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

modified retrospective transition method. Early adoption of the amendments in this update is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company will adopt ASU
2022-02
effective July 1, 2023 and the adoption of this accounting guidance is not expected to have a material impact on the
Company’s consolidated financial stateme
nts
.
Note 2:    Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2023:
U.S. Treasury	$497	$—	$(59)	$438
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	6,976	—	(499)	6,477
Mortgage-backed:
GSE residential	203,139	21	(27,434)	175,726
Small Business Administration	17,629	1	(2,397)	15,233
State and political subdivisions	3,431	—	(6)	3,425

	$231,672	$22	$(30,395)	$201,299

June 30, 2022:
U.S. Treasury	$3,483	$—	$(83)	$3,400
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	9,488	—	(367)	9,121
Mortgage-backed:
GSE residential	210,367	47	(22,229)	188,185
Small Business Administration	17,960	3	(1,521)	16,442
State and political subdivisions	3,754	4	—	3,758

	$245,052	$54	$(24,200)	$220,906

Available for sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. All securities have been classified as available for sale.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

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
At adoption of ASU
2016-13,
no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at June 30, 2023 or 2022.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the collectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company did not hold securities of any one issuer at June 30, 2023 with a book value that exceeded 10% of the Company’s total equity except for: Mortgage-backed GSE residential securities and Small Business Administration securities with an amortized cost of approximately $203,139,000 and $17,629,000, respectively, and a market value of approximately $175,726,000 and $15,233,000, respectively, at June 30, 2023.
All mortgage-backed securities at June 30, 2023 and June 30, 2022 were issued by GSEs.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

The amortized cost and fair value of
available-for-sale
securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	5,956	5,653
Five to ten years	10,996	10,042
After ten years	11,581	9,878

	28,533	25,573
Mortgage-backed securities	203,139	175,726

Totals	$231,672	$201,299

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $138,022,000 at June 30, 2023 and $125,209,000 at June 30, 2022.
Gross gains of $12,000 and $0 and gross losses of $183,000 and $275,000 resulting from sales of available-for-sale
securities were realized for 2023 and 2022, respectively. The tax credit applicable to these net realized losses amounted to approximately $49,000 and $78,000 for 2023 and 2022, respectively.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2023 and 2022, was $
194,818,00
and $
209,133,000
, respectively, which is approximately 97% and 95% of the Company’s available-for-sale
investment portfolio. These declines in fair value at June 30, 2023 and 2022, resulted from changes in market interest rates and are considered temporary.
The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and 2022:

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023:

U.S. Treasury	$—	$—	$438	$(59)	$438	$(59)
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	—	—	6,477	(499)	6,477	(499)
Mortgage-backed:
GSE residential	14,517	(440)	158,413	(26,994)	172,930	(27,434)
Small Business Administration	1,148	(60)	12,762	(2,337)	13,910	(2,397)
State and political subdivisions	1,063	(6)	—	—	1,063	(6)

Total	$16,728	$(506)	$178,090	$(29,889)	$194,818	$(30,395)

June 30, 2022:

U.S. Treasury	$3,400	$(83)	$—	$—	$3,400	$(83)
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	9,121	(367)	—	—	9,121	(367)
Mortgage-backed:
GSE residential	144,042	(15,267)	37,587	(6,962)	181,629	(22,229)
Small Business Administration	12,955	(1,160)	2,028	(361)	14,983	(1,521)

Total	$169,518	$(16,877)	$39,615	$(7,323)	$209,133	$(24,200)

The unrealized losses on the Company’s investment in U.S. Treasury, U.S. Government and federal agency, GSE residential mortgage-backed securities, Small Business Administration, and state and political subdivisions securities at June 30, 2023 and 2022, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be impaired at June 30, 2023 and 2022.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Note 3:    Loans and Allowance for Credit Losses
Classes of loans at June 30, include:

	2023	2022
Real estate loans
One- to four-family, including home equity loans	$163,854	$132,474
Multi-family	89,649	88,247
Commercial	193,707	167,375
Home equity lines of credit	8,066	6,987
Construction	50,973	41,254
Commercial	79,693	80,418
Consumer	8,382	8,981

	594,324	525,736
Less
Unearned fees and discounts, net	(272)	(247)
Allowance for credit losses	7,139	7,052

Loans, net	$587,457	$518,931

The Company had loans held for sale included in
one-
to four-family real estate loans totaling $0 and $227,000 as of June 30, 2023 and 2022, respectively.
The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit, and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s lending activity includes the origination of one-
to four-family residential mortgage loans, multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer (consisting primarily of automobile loans), and construction loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign, and Kankakee, as well as the adjacent counties in Illinois and Indiana within 30 miles of a branch or loan production office. The Company also has a loan production office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Management reviews and approves the Company’s lending policies and procedures on a routine basis. Management routinely (at least quarterly) reviews our allowance for credit losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing
and potential problem loans. Our underwriting standards are designed to encourage relationship banking rather than transactional banking. Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship. The integrity and character of the borrower are significant factors in our loan underwriting. As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character is sought out. Additional significant underwriting factors beyond location, duration, the sound and profitable cash flow basis underlying the loan and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.
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
The Company conducts internal loan reviews that validate the loans against the Company’s loan policy quarterly for mortgage, consumer, and small commercial loans on a sample basis, and all larger commercial loans on an annual basis. The Company also receives independent loan reviews performed by a third party on larger commercial loans to be performed annually. In addition to compliance with our policy, the third-party loan review process reviews the risk assessments made by our credit department, lenders and loan committees. Results of these reviews are presented to management, Audit Committee and the Board of Directors.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

The Company’s lending can be summarized into six primary areas:
one-
to four-family residential mortgage loans, commercial real estate and multi-family real estate loans, home equity lines of credit, construction loans, commercial business loans, and consumer loans.
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
Commercial Real Estate and Multi-Family Real Estate Loans
Commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, student housing, strip mall centers, churches, and farm loans secured by real estate. In underwriting commercial real estate and multi-family real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the Company.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
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
Construction Loans
The Company originates construction loans for
one-
to four-family residential properties and commercial real estate properties, including multi-family properties. The Company generally requires that a commitment for permanent financing be in place prior to closing the construction loan. The repayment of these loans is typically through permanent financing following completion of the construction. Construction loans are inherently riskier than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
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
Loan Concentrations
The loan portfolio includes a concentration of loans secured by commercial real estate properties, including commercial real estate construction loans, amounting to $328,721,000 and $290,972,000 as of June 30, 2023 and 2022, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $652,000 and $1,570,000 at June 30, 2023 and 2022, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $46,073,000 and $29,972,000 at June 30, 2023 and 2022, respectively, of which $28,951,000 and $13,234,000, at June 30, 2023 and 2022 were outside of our primary market area. These participation loans are secured by real estate and other business assets.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses and the recorded investment in loans based on loan classes as of June 30, 2023 and 2022:

	2023
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of year (prior to adoption of ASU 2016-13)	$1,028	$1,375	$1,985	$70
Impact of adopting ASU 2016- 13	382	(140)	385	33
Provision for credit losses	487	(114)	(1)	18
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,898	$1,121	$2,369	$121

Loans:
Ending balance	$163,854	$89,649	$193,707	$8,066

	2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of year (prior to adoption of ASU 2016-13)	$489	$2,025	$80	$7,052
Impact of adopting ASU 2016-13	192	(818)	13	47
Provision for credit losses	84	(422)	—	52
Losses charged off	—	(14)	(37)	(51)
Recoveries	—	23	15	39

Balance, end of year	$765	$794	$71	$7,139

Loans:
Ending balance	$50,973	$79,693	$8,382	$594,324

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

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
June 30, 2023 and 2022
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. All loans are graded at inception of the loan. Subsequently, analyses are performed on an annual basis and grade changes are made as necessary. Interim grade reviews may take place if the circumstances of the borrower warrant a timelier review. The Company utilizes an internal asset classification system as a means of identifying and reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Watch,” “Substandard,” “Doubtful,” and “Loss.” The Company uses the following definitions for risk ratings:
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

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
Construction:
 Construction loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property, or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s market areas.
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
The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination as of June 30, 2023 and the risk rating category and class of loan as of June 30, 2022 (in thousands):

Risk Rating	2023	2022	2021	2020	2019	Prior Years	Total
One- to Four-Family
Pass	$22,032	$56,054	$27,843	$18,468	$5,996	$32,729	$163,122
Watch	—	—	—	—	—	335	335
Substandard	14	6	94	61	222	—	397

Total	$22,046	$56,060	$27,937	$18,529	$6,218	$33,064	$163,854

Multi-Family
Pass	$674	$37,826	$10,647	$14,399	$8,587	$17,272	$89,405
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	244	—	244

Total	$674	$37,826	$10,647	$14,399	$8,831	$17,272	$89,649

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Commercial Real Estate
Pass	$12,214	$63,645	$29,320	$32,502	$5,844	$49,239	$192,764
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	862	81	—	943

Total	$12,214	$63,645	$29,320	$33,364	$5,925	$49,239	$193,707

Home Equity Line of Credit
Pass	$982	$2,554	$1,301	$1,035	$789	$1,405	$8,066
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$982	$2,554	$1,301	$1,035	$789	$1,405	$8,066

Construction
Pass	$2,882	$29,188	$10,432	$8,471	$—	$—	$50,973
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,882	$29,188	$10,432	$8,471	$—	$—	$50,973

Commercial Business
Pass	$12,449	$20,004	$17,673	$8,797	$7,669	$8,841	$75,433
Watch	—	—	—	—	—	—	—
Substandard	2,779	59	174	1,189	57	2	4,260

Total	$15,228	$20,063	$17,847	$9,986	$7,726	$8,843	$79,693

Consumer
Pass	$2,391	$3,181	$1,653	$834	$211	$107	$8,377
Watch	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	4	5

Total	$2,391	$3,181	$1,654	$834	$211	$111	$8,382

Total Loans
Pass	$53,624	$212,452	$98,869	$84,506	$29,096	$109,593	$588,140
Watch	—	—	—	—	—	335	335
Substandard	2,793	65	269	2,112	604	6	5,849

Total	$56,417	$212,517	$99,138	$86,618	$29,700	$109,934	$594,324

	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit	Construction	Commercial	Consumer	Total
June 30, 2022:
Pass	$130,950	$87,993	$164,424	$6,987	$41,254	$73,226	$8,970	$513,804
Substandard	1,524	254	2,951	—	—	7,192	11	11,932

Total	$132,474	$88,247	$167,375	$6,987	$41,254	$80,418	$8,981	$525,736

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2023:
Real estate loans:
One- to four-family	$523	$116	$—	$639	$163,215	$163,854	$—
Multi-family	—	—	—	—	89,649	89,649	—
Commercial	153	—	—	153	193,554	193,707	—
Home equity lines of credit	—	20	—	20	8,046	8,066	—
Construction	—	—	—	—	50,973	50,973	—
Commercial	56	—	58	114	79,579	79,693	—
Consumer	47	6	2	55	8,327	8,382	—

Total	$779	$142	$60	$981	$593,343	$594,324	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2022:
Real estate loans:
One- to four-family	$374	$144	$1,174	$1,692	$130,782	$132,474	$47
Multi-family	—	—	—	—	88,247	88,247	—
Commercial	—	—	—	—	167,375	167,375	—
Home equity lines of credit	—	—	—	—	6,987	6,987	—
Construction	—	—	—	—	41,254	41,254	—
Commercial	—	—	—	—	80,418	80,418	—
Consumer	78	21	—	99	8,882	8,981	—

Total	$452	$165	$1,174	$1,791	$523,945	$525,736	$47

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Since the Company adopted ASU
2016-13,
effective July 1, 2022, the allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some non-performing
loans are selected to be evaluated individually. At June 30, 2023, no non-performing
collateral-dependent loans were individually evaluated and no specific reserve was established.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

The following tables present impaired loans for year ended June 30, 2022:

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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

The following table presents the Company’s nonaccrual loans at June 30, 2023 and 2022:

	2023	2022
Real estate loans
One- to four-family, including home equity loans	$—	$1,127
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	115	—
Consumer	2	—

Total	$117	$1,127

At June 30, 2023 and 2022, the Company had a number of loans that were modified in troubled debt restructurings (TDR’s). The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of June 30, 2023 and 2022. All were performing according to the terms of the restructuring as of both June 30, 2023 and June 30, 2022. All loans listed as of both June 30, 2023 and 2022 were accruing.

	June 30, 2023	June 30, 2022
Real estate loans
One- to four-family, including home equity loans	$189	$962
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—

Total real estate loans	189	962

Construction	—	—
Commercial	26	36
Consumer	—	—

Total	$215	$998

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Modifications
During the years ended June 30, 2023 and 2022, no loans were modified as a TDR.
COVID-19
Modifications
Under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was signed into law on March 27, 2020, certain
COVID-19
loan modifications are not designated as TDRs. The CARES Act allows the Company to presume a loan modification is not a TDR if it is (1) related to
COVID-19;
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. This relief was extended by the Economic Aid Act, which was included in the Consolidated Appropriations Act, until the earlier of 60 days after the national emergency termination date or January 1, 2022. In 2020 and 2021, the Company made
COVID-19
modifications to allow our borrowers to pay interest only for up to six months. At June 30, 2022, we had outstanding a total of 93 loans with current balances of $48.3 million that received
COVID-19
modifications at some point, with 90 of those loans totaling $45.2 million having returned to principal and interest payments and the remaining 3 loans totaling $3.1 million still under temporary modifications and classified as substandard. As of June 30, 2023, all of these loans have returned to principal and interest payments or paid off.
TDRs with Defaults
The Company had no TDRs in default and no restructured loans in foreclosure as of June 30, 2023, or as of June 30, 2022. The Company defines a default as any loan that becomes 90 days or more past due.
Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for the purpose of estimating future losses.
Management considers the level of defaults within the various portfolios, as well as the current adverse economic environment and negative outlook in the real estate and collateral markets when evaluating qualitative adjustments used to determine the adequacy of the allowance for credit losses. We believe the qualitative adjustments more accurately reflect collateral values considering the sales and economic conditions that we have recently observed.
We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of June 30, 2023 and 2022, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $25,000 and $120,000, respectively. As of June 30, 2023 and 2022, we had no residential mortgage loans or home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in process.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Note 4:    Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:

	2023	2022
Land	$2,160	$2,028
Buildings and improvements	13,298	11,518
Furniture and equipment	4,846	4,663

	20,304	18,209
Less accumulated depreciation	9,212	8,704

Net premises and equipment	$11,092	$9,505

Note 5:    Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $133,228,000 and $141,229,000 at June 30, 2023 and 2022, respectively.
Custodial escrow balances in connection with the foregoing loan servicing were $1,536,000 and $691,000 at June 30, 2023 and 2022, respectively.
The aggregate fair value of capitalized mortgage servicing rights at June 30, 2023 and 2022 was $1,482,000 and $1,463,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.
The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2023	2022
Fair value, beginning of period	$1,463	$1,013
Additions:
Servicing assets resulting from asset transfers	89	287
Subtractions:
Payments received and loans refinanced	(171)	(263)
Changes in fair value, due to changes in valuation inputs or assumptions	101	426

Fair value, end of period	$1,482	$1,463

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.
Note 6:    Interest-bearing Deposits
Interest-bearing deposits in denominations of $
100,000
or more were $389,928,000 at June 30, 2023 and $435,126,000 at June 30, 2022.
The following table represents interest expense by deposit type:

	2023	2022
Savings, NOW, and Money Market	$2,942	$788
Certificates of deposit	4,391	1,255
Brokered certificates of deposit	664	25

Total deposit interest expense	$7,997	$2,068

At June 30, 2023, the scheduled maturities of time deposits; including brokered time deposits, are as follows:

2024	$243,743
2025	34,932
2026	3,121
2027	1,447
2028 and thereafter	353

$283,596

Note 7:    Federal Home Loan Bank Advances
The Federal Home Loan Bank advances totaled $19,500,000 and $15,000,000 as of June 30, 2023 and 2022, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate, and HELOC loans totaling $350,838,000 at June 30, 2023. Advances at June 30, 2023, at interest rates from 2.58 to 5.16 percent are subject to restrictions or penalties in the event of prepayment.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2023, are:

2024	$14,000
2025	3,000
2026	2,500
2027	—
2028	—
Thereafter	—

$19,500

Note 8:    Lines of Credit
In October of 2022, the Company renewed a revolving line of credit up to $5.0 million from CIBC BANK USA for general corporate purposes at a rate equal to prime rate minus 75 basis points, an unused commitment fee of 0.10%, and collateralized by common stock of the Association. The Company had an outstanding balance of $0 at both June 30, 2023 and 2022. The current note matures in October 2023.
Note 9:    Repurchase Agreements
Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The carrying value of securities sold under the agreement to repurchase amounted to $10.8 million at June 30, 2023 and $9.2 million at June 30, 2022. At June 30, 2023, all $10.8 million of our repurchase agreements had an overnight maturity. The maximum amount of outstanding agreements at any month-end
during 2023 and 2022 totaled $11,050,000 and $9,244,000, respectively, and the monthly average of such agreements totaled $10,015,000 and $7,277,000 for 2023 and 2022, respectively. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Note 10:    Income Taxes
The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois, Missouri, Indiana and Iowa. During the years ended June 30, 2023 and 2022, the Company did not recognize expense for interest or penalties.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

The provision for income taxes includes these components:

	2023	2022
Taxes currently payable	$1,756	$1,825
Deferred income taxes	(156)	218

Income tax expense	$1,600	$2,043

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2023	2022
Computed at the statutory rate of 21.0%	$1,315	$1,644
Increase (decrease) resulting from
Tax exempt interest	(22)	(11)
Cash surrender value of life insurance	(81)	(102)
State income taxes	451	570
Other	(63)	(58)

Actual tax expense	$1,600	$2,043

Tax rate as a percentage of pre-tax income	25.6%	26.1%
The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2023	2022
Deferred tax assets
Allowance for credit losses (ACL) on loans	$2,033	$2,007
ACL on off-balance sheet credit exposures	62	—
Accrued retirement liability	693	714
Deferred compensation	612	557
Deferred loan fees	126	115
Postretirement health plan	—	33
Unrealized losses on available-for-sale securities	8,658	6,883
Accrued vacation	56	53
MPF recourse liability	36	50
Deferred revenue Mastercard	12	16
Stock options—Directors	54	54
Restricted stock	61	—
Accrued professional services	27	18
Other	28	22

	12,458	10,522

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

	2023	2022
Deferred tax liabilities
Depreciation	(698)	(682)
Mortgage servicing rights	(423)	(417)
Deferred loan expense	(204)	(185)
Restricted stock	—	(32)
Prepaid expenses	(69)	(40)
Postretirement health plan	(27)	—

	(1,421)	(1,356)

Net deferred tax asset	$11,037	$9,166

Retained earnings at both June 30, 2023 and 2022, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $466,000 at both June 30, 2023 and 2022.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Note 11:    Accumulated Other Comprehensive Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the years ended June 30, 2023 and 2022:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
June 30, 2023:
Beginning balance	$(17,263)	$(83)	$(17,346)
Other comprehensive income before reclassification	(4,574)	—	(4,574)
Amounts reclassified from accumulated other comprehensive income	122	—	122
Net current period other comprehensive income	—	150	150

Ending balance	$(21,715)	$67	$(21,648)

June 30, 2022:
Beginning balance	$2,361	$(428)	$1,933
Other comprehensive income before reclassification	(19,821)	—	(19,821)
Amounts reclassified from accumulated other comprehensive income	197	—	197
Net current period other comprehensive income	—	345	345

Ending balance	$(17,263)	$(83)	$(17,346)

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Note 12:    Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2023 and 2022, were as follows:

	Amounts Reclassified From AOCI
	2023	2022	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$(171)	$(275)	Net realized gains (losses) on sale of available-for-sale securities
Amortization of defined benefit pension items:
Actuarial losses	210	482	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	39	207
Tax expense	11	59	Provision for Income Tax

Total reclassification out of AOCI	$28	$148	Net Income

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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

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
As of June 30, 2023 and 2022, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Community Bank Leverage Ratio	$84,222	9.51%	$79,726	9.00%	$79,726	9.00%
Tier 1 capital (to adjusted total assets)	84,222	9.51%	35,434	4.00%	44,292	5.00%
Tangible capital (to adjusted tangible assets)	84,222	9.51%	13,288	1.50%	N/A	N/A
As of June 30, 2022
Community Bank Leverage Ratio	$81,143	9.78%	$74,703	9.00%	$74,703	9.00%
Tier 1 capital (to adjusted total assets)	81,143	9.78%	33,201	4.00%	41,502	5.00%
Tangible capital (to adjusted tangible assets)	81,143	9.78%	12,450	1.50%	N/A	N/A

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Note 14:    Related Party Transactions
At June 30, 2023 and 2022, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2023	2022
Balance, beginning of year	$3,357	$3,223
New loans	50	279
Repayments	(609)	(145)

Balance, end of year	$2,798	$3,357

Deposits from related parties held by the Company at June 30, 2023 and 2022 totaled $2,476,000 and $2,502,000, respectively.
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
Note 15:    Employee Benefits
The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $153,000 to the plan in fiscal year 2024.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

The Company uses a June 30 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2023	2022
Change in benefit obligation
Beginning of year	$2,620	$3,065
Service cost	43	48
Interest cost	102	79
Actuarial gain (loss)	(210)	(449)
Benefits paid	(124)	(123)

End of year	$2,431	$2,620

Significant balances, costs and assumptions are:

	Postretirement Plan
	2023	2022
Benefit obligation	$2,431	$2,620
Fair value of plan assets	—	—

Funded status	$(2,431)	$(2,620)

Accumulated benefit obligation	$2,431	$2,620

Amounts recognized in the consolidated balance sheets:

Accrued postretirement benefit obligation	$2,431	$2,620

Components of net periodic benefit cost:

	2023	2022
Service cost	$43	$48
Interest cost	102	79
Amortization of Loss	—	27

	$145	$154

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Amounts recognized in accumulated other comprehensive income (loss) not yet recognized as components of net periodic benefit cost consist of:

	2023	2022
Net income (loss)	$(153)	$57
Other significant balances and costs are:

	2023	2022
Employer contribution	$124	$124
Benefits paid	124	123
Benefit costs	145	154
Other changes in benefit obligations recognized in other comprehensive income are described in Note 12.
The estimated net loss, prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $0, $0, and $0, respectively.
Discount rates of 4.76% and 4.02% were used for 2023 and 2022, respectively, to determine the benefit obligations, and 4.02% and 2.65%, respectively, for benefit costs.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point
change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	27	(25)
For measurement purposes, 9.0%, 8.5% and 8.5% annual rates of increase in the per capita cost of covered health care benefits were assumed for 2023, 2024 and 2025, respectively. The rate was assumed to decrease gradually to 5.0% by the year 2034 and remain at that level thereafter.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2023:

2024	$138,415
2025	157,528
2026	186,489
2027	195,695
2028	206,541
2029-2033	949,153
The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of compensation that a participant defers. Employer contributions charged to expense for 2023 and 2022 were $91,000 and $90,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 5% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2023 and 2022 were $698,000 and $676,000, respectively.
The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent. The deferred compensation charged to expense totaled $262,000 and $278,000 for the years ended June 30, 2023 and 2022, respectively. The agreements’ accrued liability of $2.1 million and $2.0 million as of June 30, 2023 and 2022, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2024	$76
2025	137
2026	225
2027	238
2028	260
Thereafter	4,847

$5,783

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
June 30, 2023 and 2022
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
A summary of ESOP shares at June 30, 2023 and 2022 are as follows (dollars in thousands):

	2023	2022
Allocated shares	162,986	160,772
Shares committed for release	19,245	19,245
Unearned shares	153,960	173,205

Total ESOP shares	336,191	353,222

Fair value of unearned ESOP shares (1)	$2,223	$3,291

(1)	Based on closing price of $14.44 and $19.00 per share on June 30, 2023, and 2022, respectively.
During the year ended June 30, 2023, 9,348 ESOP shares were paid to ESOP participants due to separation from service and 7,683 shares were transferred out as a result of participant diversification. During the year ended June 30, 2022, 3,862 ESOP shares were paid to ESOP participants due to separation from service.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

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
On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 10 years and the stock options vest in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 8 years, starting in December 2016. On September 9, 2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. No shares have been granted from the 2022 Equity Incentive Plan as of June 30, 2023, so there are 211,880 shares of restricted stock and 52,970 stock option shares available for future grants under this plan.
The following table summarizes stock option activity for the year ended June 30, 2023 (dollars in thousands):

	Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, June 30, 2022	134,143	$16.63
Granted	—	—
Exercised	44,000	16.63
Forfeited	—	—

Outstanding, June 30, 2023	90,143	$16.63	0.4	$—	(1)

Exercisable, June 30, 2023	90,143	$16.63	0.4	$—	(1)

(1)	Based on closing price of $14.44 per share on June 30, 2023.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options granted during the year ended June 30, 2023.
No stock options vested during the years ended June 30, 2023 and 2022. Stock-based compensation expense and related tax benefit were zero for stock options for the years ended June 30, 2023 and 2022. Compensation costs related to non-vested
stock options were recognized over the seven-year vesting period ending in December, 2020, leaving no unrecognized compensation cost at June 30, 2023.
The following table summarizes
non-vested
restricted stock activity for the year ended June 30, 2023:

	Shares	Weighted- Average Grant-Date Fair Value
Balance, June 30, 2022	18,876	$16.82
Granted	53,000	19.10
Forfeited	—	—
Earned and issued	9,562	16.83

Balance, June 30, 2023	62,314	18.76

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock was $327,000 and $93,000, respectively, for the year ended June 30, 2023, and was $156,000 and $45,000, respectively, for the year ended June 30, 2022, and was recognized in non-interest
expense. Unrecognized compensation expense for
non-vested
restricted stock awards was $923,000 and is expected to be recognized over 4.2 years with a corresponding credit to paid-in
capital.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Note 17:    Earnings Per Share (“EPS”)
Basic and diluted earnings per common share are presented for the years ended June 30, 2023 and 2022. The factors used in the earnings per common share computation follow:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Net income	$4,660	$5,784

Basic weighted average shares outstanding	3,276,890	3,252,707
Less: Average unallocated ESOP shares	(163,583)	(182,828)

Average shares outstanding	3,113,307	3,069,879

Diluted effect of restricted stock awards and stock options	81,722	66,212

Diluted average shares outstanding	3,195,029	3,136,091

Basic earnings per common share	$1.50	$1.88

Diluted earnings per common share	$1.46	$1.84

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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and 2022:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:
Available-for-sale securities:
US Treasury	$438	$—	$438	$—
US Government and federal agency	6,477	—	6,477	—
Mortgage-backed securities – GSE residential	175,726	—	175,726	—
Small Business Administration	15,233	—	15,233	—
State and political subdivisions	3,425	—	1,064	2,361

Mortgage servicing rights	1,482	—	—	1,482

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Available-for-sale securities:
US Treasury	$3,400	$—	$3,400	$—
US Government and federal agency	9,121	—	9,121	—
Mortgage-backed securities – GSE residential	188,185	—	188,185	—
Small Business Administration	16,442	—	16,442	—
State and political subdivisions	3,758	—	1,096	2,662

Mortgage servicing rights	1,463	—	—	1,463

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available-for-sale
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2023 or 2022. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Treasury, U.S. Government and federal agency, mortgage-backed securities (GSE - residential), Small Business Administration, and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
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
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

State and Political Subdivision
Balance, July 1, 2021	$—

Transfers into Level 3	1,110
Transfers out of Level 3	—
Total realized and unrealized gains and losses included in net income	—
Purchases	1,552
Sales	—
Settlements	—

Balance, June 30, 2022	2,662

Transfers into Level 3	—
Transfers out of Level 3	—
Total realized and unrealized gains and losses included in net income	—
Purchases	—
Sales	—
Settlements	(301)

Balance, June 30, 2023	$2,361

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Mortgage Servicing Rights
Balance, July 1, 2021	$1,013

Total realized and unrealized gains and losses included in net income	426
Servicing rights that result from asset transfers	287
Payments received and loans refinanced	(263)

Balance, June 30, 2022	1,463

Total realized and unrealized gains and losses included in net income	101
Servicing rights that result from asset transfers	89
Payments received and loans refinanced	(171)

Balance, June 30, 2023	$1,482

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$101

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.
Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,482	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% (9.5%) 6.0% - 7.0% (6.9%) 0.09% - 0.12% (0.12%)

State and political subdivision	$2,361	Discounted cash flow	Maturity/Call Date Weighted average coupon Marketability yield adjustment	1 month – 9 years 2.97% - 3.08% (3.04%) 1.0% - 2.0% (1.6%)

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

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
Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and 2022.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:
Financial assets
Cash and cash equivalents	$10,988	$10,988	$—	$—
Interest-bearing time deposits in banks	1,250	1,250	—	—
Loans, net of allowance for credit losses	587,457	—	—	564,432
Federal Home Loan Bank stock	3,127	—	3,127	—
Accrued interest receivable	2,781	—	2,781	—

Financial liabilities
Deposits	735,314	—	451,718	282,351
Repurchase agreements	10,787	—	10,787	—
Federal Home Loan Bank advances	19,500	—	19,382	—
Advances from borrowers for taxes and insurance	1,233	—	1,233	—
Accrued interest payable	1,666	—	1,666	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
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
In accordance with the Company’s adoption of ASU
2016-01
as of July 1, 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2023 represent an approximation of exit price; however, an actual exit price may differ.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Note 19:    Significant Estimates and Concentrations
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for credit losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

At June 30, 2023 and 2022, the Company had outstanding commitments to originate loans aggregating approximately $5,081,000 and $28,024,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year
period. Loan commitments at fixed rates of interest amounted to $3,454,200 and $15,704,000 at June 30, 2023 and 2022, respectively, with the remainder subject to adjustable interest rates. The weighted average interest rates for fixed rate loan commitments were 7.48% and 4.36% as of June 30, 2023 and 2022, respectively.
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
instruments.
At June 30, 2023, the Company had granted unused lines of credit to borrowers aggregating approximately $80,497,000 and $13,663,000 for commercial lines and open-end
consumer lines, respectively. At June 30, 2022, the Company had granted unused lines of credit to borrowers aggregating approximately $116,284,000 and $11,468,000 for commercial lines and open-end
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
effective July 1, 2022, an allowance for credit losses on
off-balance
sheet credit exposures was established for $496,000. During the year ended June 30, 2023, the Company recorded a credit for allowance for credit losses (ACL) on off-balance
sheet credit exposures of $280,000, which reduced our ACL on off-balance
sheet credit exposures to $216,000 at June 30, 2023. This reduction was primarily due to a decrease in loans with unfunded balances without the Bank’s ability to cancel on demand.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Other Credit Risks
At June 30, 2023 and 2022, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Note 21:    Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2023 and 2022:
Condensed Balance Sheets

	June 30,	June 30,
	2023	2022
Assets
Cash and due from banks	$7,407	$5,890
Investment in common stock of subsidiary	62,574	63,797
ESOP loan	1,893	2,083

Total assets	$71,874	$71,770

Liabilities
Line of credit	$—	$—
Interest payable	—	21
Other liabilities	121	91

Total liabilities	121	112

Stockholders’ Equity	71,753	71,658

Total liabilities and stockholders’ equity	$71,874	$71,770

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Condensed Statements of Income and Comprehensive Income (Loss)

	Year Ending June 30, 2023	Year Ending June 30, 2022
Income
Interest on ESOP loan	$95	$72
Deposits with financial institutions	—	—

Total income	95	72

Expense
Interest on line of credit	—	78
Other expenses	201	207

Total expense	201	285

Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(106)	(213)

Benefit for Income Taxes	(30)	(61)

Loss Before Equity in Undistributed Income of Subsidiary	(76)	(152)

Equity in Undistributed Income of Subsidiary	4,736	5,936

Net Income	$4,660	$5,784

Comprehensive Income (Loss)	$358	$(13,495)

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Condensed Statements of Cash Flows

	Year Ended June 30, 2023	Year Ended June 30, 2022
Cash flows from operating activities
Net income	$4,660	$5,784

Items not requiring (providing) cash
Net change accrued interest payable	(21)	2
Net change in other liabilities	30	(16)
Earnings from subsidiary	(4,736)	(5,936)

Net cash used in operating activities	(67)	(166)

Cash flows from financing activities
Proceeds from exercise of stock options	732	315
Dividends paid	(1,338)	(1,134)
Dividends received	2,000	4,000
Loan for ESOP	190	196
Repayment of line of credit	—	(3,000)

Net cash provided by financing activities	1,584	377

Net Change in Cash and Cash Equivalents	1,517	211

Cash and Cash Equivalents at Beginning of Year	5,890	5,679

Cash and Cash Equivalents at End of Year	$7,407	$5,890

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
(Table dollar amounts in thousands)

Note 22:    Subsequent Events
Subsequent to June 30, 2023, substandard loans decreased by $2.8 million due to the payoff of a commercial business loan.