Form 10-Q
period 2023-09-30
IF Bancorp, Inc.
filed 2023-11-09
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
of the Exchange Act). YES ☐ NO ☒
The Registrant had 3,354,626 shares of common stock, par value $0.01 per share, issued and outstanding as of November 3, 2023.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	September 30, 2023	June 30, 2023
	(Unaudited)
Assets
Cash and due from banks	$13,425	$10,717
Interest-bearing demand deposits	157	271

Cash and cash equivalents	13,582	10,988

Interest-bearing time deposits in banks	1,250	1,250
Available-for-sale securities	191,112	201,299
Loans, net of allowance for credit losses of $7,450 and $7,139 at September 30, 2023 and June 30, 2023, respectively	614,598	587,457
Premises and equipment, net of accumulated depreciation of $9,359 and $9,212 at September 30, 2023 and June 30, 2023, respectively	11,008	11,092
Federal Home Loan Bank stock, at cost	4,764	3,127
Foreclosed assets held for sale, net	31	31
Accrued interest receivable	3,223	2,781
Bank-owned life insurance	14,862	14,761
Mortgage servicing rights	1,540	1,482
Deferred income taxes	12,962	11,037
Other	1,763	3,671

Total assets	$870,695	$848,976

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$42,722	$107,567
Savings, NOW and money market	347,552	344,151
Certificates of deposit	270,295	264,058
Brokered certificates of deposit	26,579	19,538

Total deposits	687,148	735,314

Repurchase agreements	16,038	10,787
Federal Home Loan Bank advances	90,500	19,500
Advances from borrowers for taxes and insurance	779	1,233
Accrued post-retirement benefit obligation	2,437	2,431
Accrued interest payable	2,737	1,666
Allowance for credit losses on off-balance sheet credit exposures	129	216
Other	4,336	6,076

Total liabilities	804,104	777,223

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,354,626 shares issued and outstanding at both September 30, 2023 and June 30, 2023	33	33
Additional paid-in capital	51,657	51,543
Unearned ESOP shares, at cost, 149,149 and 153,960 shares at September 30, 2023 and June 30, 2023, respectively	(1,491)	(1,540)
Retained earnings	43,159	43,365
Accumulated other comprehensive loss, net of tax	(26,767)	(21,648)

Total stockholders’ equity	66,591	71,753

Total liabilities and stockholders’ equity	$870,695	$848,976

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2023	2022
Interest and Dividend Income
Interest and fees on loans	$7,733	$5,600
Securities:
Taxable	1,395	1,335
Tax-exempt	26	27
Federal Home Loan Bank dividends	68	31
Deposits with other financial institutions	69	85

Total interest and dividend income	9,291	7,078

Interest Expense
Deposits	3,835	616
Federal Home Loan Bank advances and repurchase agreements	873	212

Total interest expense	4,708	828

Net Interest Income	4,583	6,250
Provision (Credit) for Credit Losses	222	(88)

Net Interest Income After Provision (Credit) for Credit Losses	4,361	6,338

Noninterest Income
Customer service fees	101	105
Other service charges and fees	70	58
Insurance commissions	171	173
Brokerage commissions	162	238
Mortgage banking income, net	140	177
Gain on sale of loans	72	42
Bank-owned life insurance income, net	101	97
Other	311	328

Total noninterest income	1,128	1,218

Noninterest Expense
Compensation and benefits	3,016	3,128
Office occupancy	289	242
Equipment	546	566
Federal deposit insurance	138	53
Stationary, printing and office	10	21
Advertising	77	101
Professional services	92	172
Supervisory examinations	27	45
Audit and accounting services	83	51
Organizational dues and subscriptions	23	22
Insurance bond premiums	59	53
Telephone and postage	41	41
Gain on foreclosed assets, net	—	(28)
Other	447	380

Total noninterest expense	4,848	4,847

Income Before Income Tax	641	2,709
Provision for Income Tax	175	740

Net Income	$466	$1,969

Earnings Per Share:
Basic	$0.15	$0.63
Diluted	$0.14	$0.62
Dividends declared per common share	$0.20	$0.20
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2023	2022
Net Income	$466	$1,969
Other Comprehensive Loss
Unrealized depreciation on available-for-sale securities, net of taxes of $(2,041) and $(2,268), for 2023 and 2022, respectively	(5,121)	(5,688)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $0 and $(1) for 2023 and 2022, respectively	2	(1)

Other comprehensive loss, net of tax	(5,119)	(5,689)

Comprehensive Loss	$(4,653)	$(3,720)

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
For the three months ended September 30, 2023
Balance, June 30, 2023	$33	$51,543	$(1,540)	$43,365	$(21,648)	$71,753
Net income	—	—	—	466	—	466
Other comprehensive loss	—	—	—	—	(5,119)	(5,119)
Dividends on common stock, $0.20 per share	—	—	—	(672)	—	(672)
Stock equity plan	—	90	—	—	—	90
ESOP shares earned, 4,811 shares	—	24	49	—	—	73

Balance, September 30, 2023	$33	$51,657	$(1,491)	$43,159	$(26,767)	$66,591

For the three months ended September 30, 2022
Balance, June 30, 2022	$32	$50,342	$(1,732)	$40,362	$(17,346)	$71,658
Cumulative impact of ASU 2016-13	—	—	—	(388)	—	(388)

Balance July 1, 2022	$32	$50,342	$(1,732)	$39,974	$(17,346)	$71,270
Net income	—	—	—	1,969	—	1,969
Other comprehensive loss	—	—	—	—	(5,689)	(5,689)
Dividends on common stock, $0.20 per share	—	—	—	(667)	—	(667)
Stock options exercised	1	448	—	—	—	449
Stock equity plan	—	56	—	—	—	56
ESOP shares earned, 4,811 shares	—	43	48	—	—	91

Balance, September 30, 2022	$33	$50,889	$(1,684)	$41,276	$(23,035)	$67,479

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2023	2022
Operating Activities
Net income	$466	$1,969
Items not requiring (providing) cash
Depreciation	177	166
Provision (credit) for credit losses	222	(88)
Amortization (Accretion) of premiums and discounts on securities	(66)	110
Deferred income taxes	116	(92)
Net realized gains on loan sales	(72)	(42)
Gain on foreclosed assets held for sale	—	(28)
Bank-owned life insurance income, net	(101)	(97)
Originations of loans held for sale	(3,539)	(1,344)
Proceeds from sales of loans held for sale	3,502	1,523
ESOP compensation expense	73	91
Stock equity plan expense	90	56
Changes in
Accrued interest receivable	(442)	(306)
Other assets	1,908	(53)
Accrued interest payable	1,071	31
Post-retirement benefit obligation	8	6
Other liabilities	(2,412)	(2,187)

Net cash provided by (used in) operating activities	1,001	(285)

Investing Activities
Purchases of available-for-sale securities	—	(980)
Proceeds from maturities and pay downs of available-for-sale securities	3,091	7,201
Net change in loans	(27,402)	(24,872)
Purchase of premises and equipment	(93)	(28)
Proceeds from the sale of foreclosed assets	3	148
Purchase of Federal Home Loan Bank stock	(1,637)	(547)
Redemption of Federal Home Loan Bank stock	—	349

Net cash used in investing activities	(26,038)	(18,729)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(61,444)	(83,170)
Net increase (decrease) in certificates of deposit, including brokered certificates	13,278	(11,445)
Net increase (decrease) in advances from borrowers for taxes and insurance	(454)	279
Proceeds from Federal Home Loan Bank advances	203,500	112,000
Repayments of Federal Home Loan Bank advances	(132,500)	(64,000)
Net increase in repurchase agreements	5,251	476
Proceeds from exercise of stock options	—	449

Net cash provided by (used in) financing activities	27,631	(45,411)

Net Increase (Decrease) in Cash and Cash Equivalents	2,594	(64,425)
Cash and Cash Equivalents, Beginning of Period	10,988	75,811

Cash and Cash Equivalents, End of Period	$13,582	$11,386

Supplemental Cash Flows Information
Interest paid	$3,637	$797
Income taxes paid (net of refunds)	$45	$85
Dividends payable	$672	$667
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
10-Q
and Regulation
S-X.
Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2023 and June 30, 2023, and the results of its operations for the three month periods ended September 30, 2023 and 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2023. The results of operations for the three-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire year.
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

•
Insurance Commissions—The Company’s insurance agency, IF Insurance Agency, receives commissions on premiums of new and renewed business policies. IF Insurance Agency records commission revenue on direct bill policies as the cash is received. For agency bill policies, IF Insurance Agency retains its commission portion of the customer premium payment and remits the balance to the carrier. In both cases, the carrier holds the performance obligation.

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
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale
debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update was effective for interim and annual periods beginning after December 15, 2022. In preparation for the adoption of ASU
2016-13,
we engaged a firm specializing in ACL modeling and had been transition modeling prior to the adoption. We also had our CECL model validated by an independent firm.
The Company early adopted ASU
2016-13
using the current expected credit loss (“CECL”) methodology for financial assets measured at amortized cost, effective July 1, 2022. Results for the periods beginning after July 1, 2022 are presented under ASU
2016-13.
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
. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. The Company adopted ASU
2022-02,
effective July 1, 2023, with changes applied prospectively, except with respect to the recognition and measurement of TDRs where a modified retrospective transition method was applied. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Note 3:	Stock-based Compensation
In connection with the conversion to stock form, the Association established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 384,900 shares (approximately 8% of the Company’s common stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association and dividends received by the ESOP, with funds from any contributions on ESOP assets. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest 100% in their accrued benefits under the employee stock ownership plan after six
vesting years, with prorated vesting in years two through five. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Association. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Association’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Participants receive the shares at the end of employment.
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

A summary of ESOP shares at September 30, 2023 and June 30, 2023 are as follows (dollars in thousands):

	September 30, 2023	June 30, 2023
Allocated shares	182,231	162,986
Shares committed for release	4,811	19,245
Unearned shares	149,149	153,960

Total ESOP shares	336,191	336,191

Fair value of unearned ESOP shares (1)	$2,221	$2,223

(1)	Based on closing price of $14.89 and $14.44 per share on September 30, 2023, and June 30, 2023, respectively.
During the three months ended September 30, 2023 and 2022, no ESOP shares were paid to ESOP participants due to separation from service.
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
On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 10 years and the stock options vested in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 8 years, starting in December 2016. On September 9, 2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. No shares have been granted from the 2022 Equity Incentive Plan as of September 30, 2023, so there are 211,880 shares of restricted stock and 52,970 stock option shares available for future grants under this plan.

The following table summarizes stock option activity for the three months ended September 30, 2023 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2023	90,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, September 30, 2023	90,143	$16.63	0.2	$—	(1)

Exercisable, September 30, 2023	90,143	$16.63	0.2	$—	(1)

(1)	Based on closing price of $14.89 per share on September 30, 2023.
Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the three months ended September 30, 2023.
No stock options vested during the three months ended September 30, 2023 and 2022. Stock-based compensation expense and related tax benefit were zero for stock options for the three months ended September 30, 2023 and 2022. Compensation costs related to non-vested
stock options were recognized over a seven-year vesting period that ended in December, 2020, leaving no unrecognized compensation cost at September 30, 2023.
The following table summarizes
non-vested
restricted stock activity for the three months ended September 30, 2023:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2023	62,314	$18.76
Granted	—	—
Forfeited	—	—
Earned and issued	10,600	19.10

Balance, September 30, 2023	51,714	$18.69

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $90,000 and $26,000, respectively, for the three months ended September 30, 2023, and was $56,000 and $16,000, respectively, for the three months ended September 30, 2022. Unrecognized compensation expense for non-vested
restricted stock awards was $833,000 and is expected to be recognized over 3.9 years with a corresponding credit to paid-in
capital.

Note 4:	Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2023 and 2022. The factors used in the earnings per common share computation are as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net income	$466	$1,969

Basic weighted average shares outstanding	3,354,626	3,275,876
Less: Average unallocated ESOP shares	(151,554)	(170,799)

Basic average shares outstanding	3,203,072	3,105,077

Diluted effect of restricted stock awards and stock options	63,681	76,335

Diluted average shares outstanding	3,266,753	3,181,412

Basic earnings per common share	$0.15	$0.63

Diluted earnings per common share	$0.14	$0.62

Note 5:	Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, on securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2023:
U.S. Treasury	$497	$—	$(67)	$430
U.S. Government and federal agency	6,977	—	(550)	6,427
Mortgage-backed:
GSE residential	200,573	—	(33,995)	166,578
Small Business Administration	17,174	—	(2,906)	14,268
State and political subdivisions	3,426	—	(17)	3,409

	$228,647	$—	$(37,535)	$191,112

June 30, 2023:
U.S. Treasury	$497	$—	$(59)	$438
U.S. Government and federal agency	6,976	—	(499)	6,477
Mortgage-backed:
GSE residential	203,139	21	(27,434)	175,726
Small Business Administration	17,629	1	(2,397)	15,233
State and political subdivisions	3,431	—	(6)	3,425

	$231,672	$22	$(30,395)	$201,299

Available for sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss, a component of stockholders’ equity. All securities have been classified as available for sale.
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

For AFS securities with fair value less than amortized cost that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive loss. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections and is recorded to the allowance for credit losses (ACL) on investments, by a charge to provision for credit losses. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there would be no ACL in this situation.
At adoption of ASU
2016-13,
no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at September 30, 2023, and June 30, 2023.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company did not hold securities of any one issuer at September 30, 2023 with a book value that exceeded 10% of the Company’s total equity except for: U.S. Government and federal agency securities, Mortgage-backed GSE residential securities and Small Business Administration securities with an amortized cost of approximately $
6,977,000
, $200,573,000 and $17,174,000, respectively, and a market value of approximately $6,427,000, $166,578,000 and $14,268,000, respectively, at September 30, 2023.
All mortgage-backed securities at September 30, 2023, and June 30, 2023 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	5,852	5,533
Five to ten years	10,850	9,659
After ten years	11,372	9,342

	28,074	24,534
Mortgage-backed securities	200,573	166,578

Totals	$228,647	$191,112

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $94,334,000 and $138,022,000 as of September 30, 2023 and June 30, 2023, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $16.0 million at September 30, 2023 and $10.8 million at June 30, 2023. At September 30, 2023, all $16.0 million of our repurchase agreements had an overnight maturity, and all were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
No
gross gains or gross losses resulting from sales of
available-for-sale
securities were realized for the three months ended September 30, 2023, and 2022.
Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2023 and June 30, 2023, was $188,750,000 and $194,818,000, respectively, which is approximately 99% and 97% of the Company’s available-for-sale
investment portfolio.
The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and June 30, 2023:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023:
U.S. Treasury	$—	$—	$430	$(67)	$430	$(67)
U.S. Government and federal agency	—	—	6,427	(550)	6,427	(550)
Mortgage-backed:
GSE residential	12,377	(441)	154,201	(33,554)	166,578	(33,995)
Small Business Administration	1,198	(52)	13,070	(2,854)	14,268	(2,906)
State and political subdivisions	—	—	1,047	(17)	1,047	(17)

Total temporarily impaired securities	$13,575	$(493)	$175,175	$(37,042)	$188,750	$(37,535)

June 30, 2023:
U.S. Treasury	$—	$—	$438	$(59)	$438	$(59)
U.S. Government and federal agency	—	—	6,477	(499)	6,477	(499)
Mortgage-backed:
GSE residential	14,517	(440)	158,413	(26,994)	172,930	(27,434)
Small Business Administration	1,148	(60)	12,762	(2,337)	13,910	(2,397)
State and political subdivisions	1,063	(6)	—	—	1,063	(6)

Total temporarily impaired securities	$16,728	$(506)	$178,090	$(29,889)	$194,818	$(30,395)

The unrealized losses on the Company’s investment in residential mortgage-backed securities and state and political subdivisions at September 30, 2023 and June 30, 2023, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be impaired at September 30, 2023 and June 30,
2023
.

Note 6:	Loans and Allowance for Credit Losses

Segments of loans include:	September 30, 2023	June 30, 2023
Real estate loans:
One- to four-family, including home equity loans	$170,154	$163,854
Multi-family	89,177	89,649
Commercial	193,582	193,707
Home equity lines of credit	8,511	8,066
Construction	72,810	50,973
Commercial	79,194	79,693
Consumer	8,343	8,382

Total loans	621,771	594,324
Less:
Unearned fees and discounts, net	(277)	(272)
Allowance for credit losses	7,450	7,139

Loans, net	$614,598	$587,457

The Company had loans held for sale included in
one-
to four-family real estate loans totaling $51,000 and $0 as of September 30, 2023 and June 30, 2023, respectively.
The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s principal lending activity is the origination of one-
to four-family residential mortgage loans but also includes multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign and Kankakee, as well as the adjacent counties in Illinois and Indiana. The

Company also has a loan production in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.
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

Commercial Real Estate and Multi-Family Real Estate Loans
Commercial real estate mortgage loans are primarily secured by owner-occupied businesses, retail rentals, churches, office buildings, and farm loans secured by real estate. In underwriting commercial real estate and multi-family real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the Company.
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
Real Estate Construction Loans
The Company originates construction loans for
one-
to four-family residential properties and commercial real estate properties, including multi-family properties. The Company generally requires that a commitment for permanent financing be in place prior to closing the construction loan. The repayment of these loans is typically through permanent financing following completion of the construction. Real estate construction loans are inherently riskier than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.

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
Loan Concentration
The loan portfolio includes a concentration of loans secured by commercial real estate properties, including real estate construction loans, amounting to $343,987,000 and $328,721,000 as of September 30, 2023 and June 30, 2023, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $629,000 and $652,000 at September 30, 2023 and June 30, 2023, respectively. All these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $46,861,000 and $46,073,000 at September 30, 2023 and June 30, 2023, respectively, of which $29,821,000 and $28,951,000, at September 30, 2023 and June 30, 2023 were outside our primary market area. These participation loans are secured by real estate and other business assets.
Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses for the three-month periods ended September 30, 2023 and 2022 and the year ended June 30, 2023:

	Three Months Ended September 30, 2023 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,898	$1,121	$2,369	$121
Provision charged to expense	8	(6)	(104)	13
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,906	$1,115	$2,265	$134

Loans:
Ending balance	$170,154	$89,177	$193,582	$8,511

	Three Months Ended September 30, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$765	$794	$71	$7,139
Provision charged to expense	400	(12)	11	310
Losses charged off	—	—	(7)	(7)
Recoveries	—	6	2	8

Balance, end of period	$1,165	$788	$77	$7,450

Loans:
Ending balance	$72,810	$79,194	$8,343	$621,771

	Year Ended June 30, 2023 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of year (prior to adoption of ASU 2016-13)	$1,028	$1,375	$1,985	$70
Impact of adopting ASU 2016-13	382	(140)	385	33
Provision charged to expense	487	(114)	(1)	18
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of year	$1,898	$1,121	$2,369	$121

Loans:
Ending balance	$163,854	$89,649	$193,707	$8,066

	Year Ended June 30, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of year (prior to adoption of ASU 2016-13)	$489	$2,025	$80	$7,052
Impact of adopting ASU 2016-13	192	(818)	13	47
Provision charged to expense	84	(422)	—	52
Losses charged off	—	(14)	(37)	(51)
Recoveries	—	23	15	39

Balance, end of year	$765	$794	$71	$7,139

Loans:
Ending balance	$50,973	$79,693	$8,382	$594,324

	Three Months Ended September 30, 2022 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of year (prior to adoption of ASU 2016-13)	$1,028	$1,375	$1,985	$70
Impact of adopting ASU 2016-13	382	(140)	385	33
Provision charged to expense	126	49	16	(9)
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of year	$1,537	$1,284	$2,386	$94

Loans:
Ending balance	$142,417	$98,778	$181,934	$6,778

	Three Months Ended September 30, 2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of year (prior to adoption of ASU 2016-23)	$489	$2,025	$80	$7,052
Impact of adopting ASU 2016-13	192	(818)	13	47
Provision charged to expense	(132)	(117)	—	(67)
Losses charged off	—	(4)	(12)	(16)
Recoveries	—	4	2	7

Balance, end of year	$549	$1,090	$83	$7,023

Loans:
Ending balance	$34,314	$77,103	$9,581	$550,905

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
The Company utilizes the CECL cohort methodology analysis which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience.
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

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics. The Company estimates the appropriate level of allowance for credit losses for certain collateral-dependent loans by evaluating them individually.
The specific allowance for collateral-dependent loans that are evaluated individually is measured by determining the fair value of the collateral adjusted for market conditions and selling expense. Factors used in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, the Company also considers the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.
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
The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and calendar year of origination as of both September 30, 2023 and June 30, 2023 (in thousands):

September 30, 2023
Risk Rating	2023	2022	2021	2020	2019	Prior Years	Total
One- to Four-Family
Pass	$35,439	$54,457	$26,855	$16,205	$5,535	$31,309	$169,800
Watch	—	—	85	—	—	—	85
Substandard	14	6	30	—	219	—	269

Total	$35,453	$54,463	$26,970	$16,205	$5,754	$31,309	$170,154

Multi-Family
Pass	$3,477	$35,415	$10,573	$14,150	$8,508	$16,813	$88,936
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	241	—	241

Total	$3,477	$35,415	$10,573	$14,150	$8,749	$16,813	$89,177

Commercial Real Estate
Pass	$18,049	$60,728	$28,548	$31,581	$5,574	$48,171	$192,651
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	851	80	—	931

Total	$18,049	$60,728	$28,548	$32,432	$5,654	$48,171	$193,582

Home Equity Line of Credit
Pass	$1,804	$1,879	$1,535	$1,078	$785	$1,430	$8,511
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,804	$1,879	$1,535	$1,078	$785	$1,430	$8,511

Construction
Pass	$15,659	$32,101	$16,152	$8,898	$—	$—	$72,810
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$15,659	$32,101	$16,152	$8,898	$—	$—	$72,810

Commercial Business
Pass	$19,603	$19,005	$15,471	$8,421	$7,036	$7,982	$77,518
Watch	—	—	—	—	—	—	—
Substandard	—	55	156	1,408	56	1	1,676

Total	$19,603	$19,060	$15,627	$9,829	$7,092	$7,983	$79,194

Consumer
Pass	$3,278	$2,793	$1,356	$697	$154	$63	$8,341
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2	2

Total	$3,278	$2,793	$1,356	$697	$154	$65	$8,343

Total Loans
Pass	$97,309	$206,378	$100,490	$81,030	$27,592	$105,768	$618,567
Watch	—	—	85	—	—	—	85
Substandard	14	61	186	2,259	596	3	3,119

Total	$97,323	$206,439	$100,761	$83,289	$28,188	$105,771	$621,771

June 30, 2023
Risk Rating	2023	2022	2021	2020	2019	Prior Years	Total
One- to Four-Family
Pass	$22,032	$56,054	$27,843	$18,468	$5,996	$32,729	$163,122
Watch	—	—	—	—	—	335	335
Substandard	14	6	94	61	222	—	397

Total	$22,046	$56,060	$27,937	$18,529	$6,218	$33,064	$163,854

Multi-Family
Pass	$674	$37,826	$10,647	$14,399	$8,587	$17,272	$89,405
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	244	—	244

Total	$674	$37,826	$10,647	$14,399	$8,831	$17,272	$89,649

Commercial Real Estate
Pass	$12,214	$63,645	$29,320	$32,502	$5,844	$49,239	$192,764
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	862	81	—	943

Total	$12,214	$63,645	$29,320	$33,364	$5,925	$49,239	$193,707

Home Equity Line of Credit
Pass	$982	$2,554	$1,301	$1,035	$789	$1,405	$8,066
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$982	$2,554	$1,301	$1,035	$789	$1,405	$8,066

Construction
Pass	$2,882	$29,188	$10,432	$8,471	$—	$—	$50,973
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,882	$29,188	$10,432	$8,471	$—	$—	$50,973

Commercial Business
Pass	$12,449	$20,004	$17,673	$8,797	$7,669	$8,841	$75,433
Watch	—	—	—	—	—	—	—
Substandard	2,779	59	174	1,189	57	2	4,260

Total	$15,228	$20,063	$17,847	$9,986	$7,726	$8,843	$79,693

Consumer
Pass	$2,391	$3,181	$1,653	$834	$211	$107	$8,377
Watch	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	4	5

Total	$2,391	$3,181	$1,654	$834	$211	$111	$8,382

Total Loans
Pass	$53,624	$212,452	$98,869	$84,506	$29,096	$109,593	$588,140
Watch	—	—	—	—	—	335	335
Substandard	2,793	65	269	2,112	604	6	5,849

Total	$56,417	$212,517	$99,138	$86,618	$29,700	$109,934	$594,324

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2023:
Real estate loans:
One- to four-family	$1,210	$418	$25	$1,653	$168,501	$170,154	$25
Multi-family	124	—	—	124	89,053	89,177	—
Commercial	404	255	—	659	192,923	193,582	—
Home equity lines of credit	—	19	—	19	8,492	8,511	—
Construction	—	—	—	—	72,810	72,810	—
Commercial	531	85	55	671	78,523	79,194	—
Consumer	25	3	—	28	8,315	8,343	—

Total	$2,294	$780	$80	$3,154	$618,617	$621,771	$25

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2023:
Real estate loans:
One- to four-family	$523	$116	$—	$639	$163,215	$163,854	$—
Multi-family	—	—	—	—	89,649	89,649	—
Commercial	153	—	—	153	193,554	193,707	—
Home equity lines of credit	—	20	—	20	8,046	8,066	—
Construction	—	—	—	—	50,973	50,973	—
Commercial	56	—	58	114	79,579	79,693	—
Consumer	47	6	2	55	8,327	8,382	—

Total	$779	$142	$60	$981	$593,343	$594,324	$—

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some collateral-dependent loans are selected to be evaluated individually. At June 30, 2023, no non-performing
collateral-dependent loans were individually evaluated and no specific reserve was established.
The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded at September 30, 2023 and June 30, 2023:

	September 30, 2023		June 30, 2023
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Mortgages on real estate:
One- to four-family	$—	$—	$—	$—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Home equity lines of credit	—	—	—	—
Construction loans	—	—	—	—
Commercial business loans	—	111	—	115
Consumer loans	—	—	—	2

Total	$—	$111	$—	$117

Loan Modifications and Troubled Debt Restructurings (TDRs)
After adopting ASU
2022-02,
effective July 1, 2023, we have had no loan modifications for borrowers with financial difficulties in the three months ended September 30, 2023. Prior to the adoption of ASU
2022-02,
we had no loan modifications and therefore, no new TDRs in the year ended June 30, 2023.
At September 30, 2023, the Company no longer held any TDRs, while at June 30, 2023, the Company had a number of loans that were modified in troubled debt restructurings. The modification of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of June 30, 2023. All TDRs were performing according to the terms of the restructuring and were accruing as of June 30, 2023.

June 30, 2023
Real estate loans
One- to four-family	$189
Multi-family	—
Commercial	—
Home equity lines of credit	—

Total real estate loans	189

Construction loans	—
Commercial business loans	26
Consumer loans	—

Total	$215

TDRs with Defaults
The Company had no TDRs in default and no restructured loans in foreclosure as of September 30, 2023 or as of June 30, 2023. The Company defines a default as any loan that becomes 90 days or more past due.
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
We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of September 30, 2023, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $24,000. In addition, as of September 30, 2023, we had no residential mortgage loans or home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:	Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $4,764,000 and $3,127,000 of Federal Home Loan Bank stock as of September 30, 2023 and June 30, 2023, respectively. The FHLB provides liquidity and funding through advances.

Note 8:	Accumulated Other Comprehensive Loss
The following tables present changes in accumulated other comprehensive loss, by component, net of tax, for the three months ended September 30, 2023 and 2022:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
September 30, 2023:
Beginning balance	$(21,715)	$67	$(21,648)
Other comprehensive loss before reclassification	(5,121)	—	(5,121)
Net current period other comprehensive loss	—	2	2

Ending balance	$(26,836)	$69	$(26,767)

September 30, 2022:
Beginning balance	$(17,263)	$(83)	$(17,346)
Other comprehensive income before reclassification	(5,688)	—	(5,688)
Net current period other comprehensive income	—	(1)	(1)

Ending balance	$(22,951)	$(84)	$(23,035)

Note 9:	Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2023 and 2022, were as follows:

	Amounts Reclassified from AOCI
	2023	2022	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains on available-for-sale securities	$—	$—	Net realized gains on sale of available-for- sale securities
Amortization of defined benefit pension items:
Actuarial losses	$2	$(2)	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	$2	$(2)
Tax expense	$—	$(1)	Provision for Income Tax

Total reclassification out of AOCI	$2	$(1)	Net Income

Note 10:	Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2023	2022
Computed at the statutory rate	$135	$569
Decrease resulting from
Tax exempt interest	(8)	(6)
Cash surrender value of life insurance	(21)	(20)
State income taxes	46	196
Other	23	1

Actual expense	$175	$740

Note 11:	Regulatory Capital
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
As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The Community Bank Leverage Ratio is currently set at 9%. The Association opted into the Community Bank Leverage Ratio in 2020.
As of September 30, 2023, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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
Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and June 30, 2023:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023:
Available-for-sale securities:
U.S. Treasury	$430	$—	$430	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	6,427	—	6,427	—
Mortgage-backed: GSE residential	166,578	—	166.578	—
Small Business Administration	14,268	—	14,268	—
State and political subdivisions	3,409	—	1,048	2,361
Mortgage servicing rights	1,540	—	—	1,540

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:
Available-for-sale securities:
U.S. Treasury	$438	$—	$438	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	6,477	—	6,477	—
Mortgage-backed: GSE residential	175,726	—	175,726	—
Small Business Administration	15,233	—	15,233	—
State and political subdivisions	3,425	—	1,064	2,361
Mortgage servicing rights	1,482	—	—	1,482
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available-for-sale
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of September 30, 2023 or June 30, 2023. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Treasury, U.S. Government and federal agency, mortgage-backed securities (GSE—residential), Small Business Administration, and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
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

Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Three months ended September 30, 2023

	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,361	$1,482	$3,843
Transfers into Level 3	—	41	41
Transfers out of Level 3	—	(42)	(42)
Total realized and unrealized gains and losses included in net income	—	59	59
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance	$2,361	$1,540	$3,901

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$59	$59

	Year ended June 30, 2023

	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,662	$1,463	$4,125
Transfers into Level 3	—	89	89
Transfers out of Level 3	—	(171)	(171)
Total realized and unrealized gains and losses included in net income	—	101	101
Purchases	—	—	—
Sales	—	—	—
Settlements	(301)	—	(301)
Ending balance	$2,361	$1,482	$3,843

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$101	$101

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the condensed consolidated statements of income as noninterest income.

Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2023 and June 30, 2023.

	Fair Value at September 30, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,540	Discounted cash flow	Discount rate	9.5% (9.5%)
			Constant prepayment rate	6.1% - 6.9% (6.6%)
			Probability of default	0.10% - 0.14% (0.12%)

State and political subdivision	$2,361	Discounted cash flow	Maturity/Call Date	1 month – 9 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)

	Fair Value at June 30, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,482	Discounted cash flow	Discount rate	9.5% (9.5%)
			Constant prepayment rate	6.0% - 7.0% (6.9%)
			Probability of default	0.09% - 0.12% (0.12%)

State and political subdivision	2,361	Discounted cash flow	Maturity/Call Date	1 month – 9 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)

Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and June 30, 2023.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023:
Financial assets
Cash and cash equivalents	$13,582	$13,582	$—	$—
Interest-bearing time deposits in banks	1,250	1,250	—	—
Loans, net of allowance for credit losses	614,598	—	—	590,319
Federal Home Loan Bank stock	4,764	—	4,764	—
Accrued interest receivable	3,223	—	3,223	—
Financial liabilities
Deposits	687,148	—	390,274	295,909
Repurchase agreements	16,038	—	16,038	—
Federal Home Loan Bank advances	90,500	—	90,407	—
Advances from borrowers for taxes and insurance	779	—	779	—
Accrued interest payable	2,737	—	2,737	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:
Financial assets
Cash and cash equivalents	$10,988	$10,988	$—	$—
Interest-bearing time deposits in banks	1,250	1,250	—	—
Loans, net of allowance for credit losses	587,457	—	—	564,432
Federal Home Loan Bank stock	3,127	—	3,127	—
Accrued interest receivable	2,781	—	2,781	—
Financial liabilities
Deposits	735,314	—	451,718	282,351
Repurchase agreements	10,787	—	10,787	—
Federal Home Loan Bank advances	19,500	—	19,382	—
Advances from borrowers for taxes and insurance	1,233	—	1,233	—
Accrued interest payable	1,666	—	1,666	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
The methods utilized to measure the fair value of financial instruments at September 30, 2023, represent an approximation of exit price; however, an actual exit price may differ.

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
instruments.
Off-Balance
Sheet Credit Exposures
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. During the three months ended September 30, 2023, the Company recorded a credit for allowance for credit losses (ACL) on off-balance
sheet credit exposures of $(88,000), which reduced our ACL on off-balance
sheet credit exposures to $129,000 at September 30, 2023. This reduction was primarily due to a decrease in loans with unfunded balances without the Bank’s ability to cancel on demand.

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

Additional factors that may affect our results are discussed under “Item 1A.—Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011, we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. We also established a charitable foundation, Iroquois Federal Foundation, to which we contributed 314,755 shares of our common stock. As of September 30, 2023, the Company had repurchased 1,674,479 shares of common stock under stock repurchase plans.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 1.98% and 3.19% for the three months ended September 30, 2023 and 2022, respectively.

Net interest income decreased to $4.6 million for the three months ended September 30, 2023 from $6.3 million for the three months ended September 30, 2022.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $136,000 or 0.1% of total loans at September 30, 2023, and $117,000, or 0.1% of total loans at June 30, 2023. Our non-performing assets totaled $167,000 or 0.1% of total assets at September 30, 2023, and $148,000, or 0.1% of total assets at June 30, 2023.

At September 30, 2023, the Association was categorized as “well capitalized” under federal regulations.

Our net income for the three months ended September 30, 2023 was $466,000, compared to a net income of $2.0 million for the three months ended September 30, 2022. The decrease in net income was due to a decrease in net interest income, an increase in provision for credit losses, and a decrease in noninterest income, while noninterest expense remained the same.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

The Company adopted ASU 2016-13, effective July 1, 2022, and utilizes a current expected credit loss (“CECL”) methodology which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. Based on our estimate of the level of allowance for credit losses required, we record a provision for credit losses as a charge to earnings to maintain the allowance for credit losses at an appropriate level. The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics. The Company estimates the appropriate level of allowance for credit losses for certain collateral-dependent loans by evaluating them individually. The Company also uses the CECL model to calculate the allowance for credit losses on off-balance sheet credit exposures, such as undrawn amounts on lines of credit. While the allowance for credit losses on loans is reported as a contra-asset asset for loans, the allowance for credit losses on off-balance sheet credit exposures is reported as a liability.

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

Income Tax Accounting. The provision for income taxes is based upon income in our condensed consolidated financial statements, rather than amounts reported on our income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. Under U.S. GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination as to whether we will be able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings. Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. The benefit of an uncertain tax position is initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Differences between our position and the position of tax authorities could result in a reduction of a tax benefit or an increase to a tax liability, which could adversely affect our future income tax expense.

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for the fiscal year ended June 30, 2023.

Comparison of Financial Condition at September 30 and June 30, 2023

Total assets increased $21.7 million, or 2.6%, to $870.7 million at September 30, 2023 from $849.0 million at June 30, 2023. The increase was primarily due to a $27.1 million increase in net loans and a $2.6 million increase in cash and cash equivalents, partially offset by a $10.2 million decrease in investment securities.

Net loans receivable, including loans held for sale, increased by $27.1 million, or 4.6%, to $614.6 million at September 30, 2023, from $587.5 million at June 30, 2023. The increase in net loans receivable during this period was due primarily to a $21.8 million, or 42.8%, increase in construction loans and a $6.3 million, or 3.8%, increase in one- to four-family mortgage loans, and a $445,000, or 5.5%, increase in home equity lines of credit, partially offset by a $125,000, or 0.1%, decrease in commercial real estate loans, a $472,000, or 0.5%, decrease in multi-family loans, a $499,000, or 0.6%, decrease in commercial business loans, and a $39,000, or 0.5%, decrease in consumer loans.

Investment securities, consisting entirely of available-for-sale securities, decreased $10.2 million, or 5.1%, to $191.1 million at September 30, 2023, from $201.3 million at June 30, 2023. We had no securities held to maturity at September 30, 2023 or June 30, 2023.

Between June 30, 2023, and September 30, 2023, accrued interest receivable increased $442,000 to $3.2 million, Federal Home Loan Bank (FHLB) stock increased $1.6 million to $4.8 million, and deferred income taxes increased $1.9 million to $13.0 million, while other assets decreased $1.9 million to $1.8 million and premises and equipment decreased $84,000 to $11.0 million. The increase in accrued interest receivable was the result of increases in both the average balances of loans and the yields of securities and loans, the increase in FHLB stock was due to an increased stock requirement due to an increase in FHLB advances, and the increase in deferred income taxes was mostly due to an increase in unrealized losses on the sale of available-for-sale securities. The decrease in other assets was due to the receipt of a large accounts receivable item in the three months ended September 30, 2023, and the decrease in premises and equipment was the result of ordinary depreciation.

At September 30, 2023, our investment in bank-owned life insurance was $14.9 million, an increase of $101,000 from $14.8 million at June 30, 2023. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses, which totaled $23.1 million at September 30, 2023.

Deposits decreased $48.2 million, or 6.6%, to $687.1 million at September 30, 2023 from $735.3 million at June 30, 2023. Noninterest bearing demand accounts decreased $64.8 million, or 60.3%, to $42.7 million, while certificates of deposit, excluding brokered certificates of deposit, increased $6.2 million, or 2.4%, to $270.3 million, savings, NOW, and money market accounts increased $3.4 million, or 1.0%, to $347.6 million, and brokered certificates of deposit increased $7.0 million, or 36.0%, to $26.6 million. The large decrease in noninterest bearing demand accounts was due to approximately $62.1 million in deposits from a public entity that collects real estate taxes that were on deposit at June 30, 2023 and withdrawn in the three months ended September 30, 2023, when tax monies were distributed. Repurchase agreements increased $5.3 million, or 48.7%, to $16.0 million at September 30, 2023 from $10.8 million at June 30, 2023. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago, which increased $71.0 million to $90.5 million at September 30, 2023 from $19.5 million at June 30, 2023.

Accrued interest payable increased $1.1 million, or 64.3%, to $2.7 million at September 30, 2023 from $1.7 million at June 30, 2023, while advances from borrowers for taxes and insurance decreased $454,000, or 36.8%, to $779,000 at September 30, 2023 from $1.2 million at June 30, 2023, allowance for credit losses on off-balance sheet credit exposures decreased $87,000 to $129,000 at September 30, 2023 from $216,000 at June 30, 2023, and other liabilities decreased $1.7 million, or 28.6%, to $4.3 million at September 30, 2023 from $6.1 million at June 30, 2023. The increase in accrued interest payable was mostly due to an increase in average balances of deposits and an increase in the average rates on deposits. The decrease in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, the decrease in the allowance for credit losses on off-balance sheet credit exposures was due to decreases in loans with unfunded balances without the Bank’s ability to cancel on demand, and the decrease in other liabilities was a result of accrued compensation and benefits that were paid out in the three months ended September 30, 2023.

Total equity decreased $5.2 million, or 7.2%, to $66.6 million at September 30, 2023 from $71.8 million at June 30, 2023. Equity decreased primarily due to a decrease of $5.1 million in accumulated other comprehensive income (loss), net of tax, and the accrual of approximately $672,000 in dividends to our shareholders. The decrease in accumulated other comprehensive income (loss) was mostly due to unrealized depreciation on available-for-sale securities, net of tax. These decreases were partially offset by net income of $466,000, and ESOP and stock equity plan activity of $163,000.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. Net income decreased $1.5 million to $466,000 net income for the three months ended September 30, 2023 from $2.0 million net income for the three months ended September 30, 2022. The decrease was primarily due to a decrease in net interest income, an increase in provision for credit losses and a decrease in noninterest income, while noninterest expenses remained the same.

Net Interest Income. Net interest income decreased by $1.7 million, or 26.7%, to $4.6 million for the three months ended September 30, 2023 from $6.3 million for the three months ended September 30, 2022. The decrease was due to an increase of $3.9 million in interest expense, partially offset by an increase of $2.2 million in interest income. Our net interest margin decreased by 100 basis points to 2.26% for the three months ended September 30, 2023 compared to 3.26% for the three months ended September 30, 2022, while our interest rate spread decreased by 121 basis points to 1.98% for the three months ended September 30, 2023 compared to 3.19% for the three months ended September 30, 2022. A $60.0 million, or 9.0%, increase in the average balance of interest-bearing liabilities was partially offset by a $44.5 million, or 5.8%, increase in the average balance of interest-earning assets.

Interest and Dividend Income. Interest income increased by $2.2 million, or 31.3%, to $9.3 million for the three months ended September 30, 2023, from $7.1 million for the three months ended September 30, 2022. The increase in interest income was primarily due to a $2.1 million increase in interest income on loans, a $59,000 increase in interest income on securities and a $21,000 increase in other interest income. The increase in interest income on loans resulted from a 95 basis point, or 22.8%, increase in the average yield on loans to 5.11% for the three months ended September 30, 2023, from 4.16% for the three months ended September 30, 2022, and a $67.0 million, or 12.4%, increase in the average balance of loans to $605.4 million for the three months ended September 30, 2023, from $538.4 million for the three months ended September 30, 2022. Interest on securities increased $59,000, or 4.3%, as a result of a 39 basis point, or 15.5%, increase in the average yield on securities to 2.91% for the three months ended September 30, 2023 from 2.52% for the three months ended September 30, 2022, partially offset by a $20.5 million, or 9.5%, decrease in the average balance of securities, to $195.6 million for the three months ended September 30, 2023, from $216.1 million for the three months ended September 30, 2022.

Interest Expense. Interest expense increased $3.9 million, or 468.6%, to $4.7 million for the three months ended September 30, 2023, from $828,000 for the three months ended September 30, 2022. The increase was due to both increases in the average cost of interest-bearing liabilities and by increases in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $3.2 million, or 522.6%, to $3.8 million for the three months ended September 30, 2023 from $616,000 for the three months ended September 30, 2022. This increase was due to a 200 basis point, or 499.8%, increase in the average cost of interest bearing deposits to 2.40% for the three months ended September 2023, from 0.40% for the three months ended September 30, 2022, and a $23.4 million, or 3.8% increase in the average balance of interest-bearing deposits to $638.5 million for the three months ended September 30, 2023 from $615.1 million for the three months ended September 30, 2022.

Interest expense on borrowings, including FHLB advances and repurchase agreements, increased $661,000, or 311.8%, to $873,000 for the three months ended September 30, 2023 from $212,000 for the three months ended September 30, 2022. This increase was due to an increase in the average balance of borrowings to $87.1 million for the three months ended September 30, 2023 from $50.4 million for the three months ended September 30, 2022, and by a 233 basis point increase in the average cost of such borrowings to 4.01% for the three months ended September 30, 2023 from 1.68% for the three months ended September 30, 2022.

Provision (Credit) for Credit Losses. We establish a provision for credit losses, which is charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a provision for credit losses of $222,000 for the three months ended September 30, 2023, which includes a provision for credit losses on loans of $310,000 and a credit for credit losses on off-balance sheet credit exposures of $(88,000), compared to a credit for credit losses of $(88,000) for the three months ended September 30, 2022. The allowance for credit losses on loans was $7.5 million, or 1.20% of total loans, at September 30, 2022, compared to $7.0 million, or 1.27% of total loans at September 30, 2022, and $7.1 million, or 1.20% of total loans, at June 30, 2023. During the three months ended September 30, 2023, a net recovery of $1,000 was recorded, while during the three months ended September 30, 2022, a net charge-off of $9,000 was recorded.

The following table sets forth information regarding the allowance for credit losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2023	Year Ended June 30, 2023
Allowance to non-performing loans	5477.94%	6101.71%
Allowance to total loans outstanding at the end of the period	1.20%	1.20%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.00%	0.01%
Total non-performing loans to total loans	0.02%	0.02%
Total non-performing assets to total assets	0.02%	0.02%

Noninterest Income. Noninterest income decreased $90,000, or 7.4%, to $1.1 million for the three months ended September 30, 2023 from $1.2 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease in brokerage commissions, and a decrease in other mortgage banking income, net, partially offset by an increase in gain on sale of loans and an increase in other service charges and fees. For the three months ended September 30, 2023, brokerage commissions decreased $76,000 to $162,000, other mortgage banking income, net, decreased $37,000 to $140,000, gain on sale of loans increased $30,000 to $72,000, and other service charges and fees increased $12,000 to $70,000 from the three months ended September 30, 2022. The decrease in brokerage commissions was the result of a decrease in the amount of renewal commissions and management fees and the decrease in mortgage banking income, net was a result of a decrease in the valuation of mortgage servicing rights and a decrease in loan servicing fees in the three months ended September 30, 2023. The increase in gain on sale of loans was a result of an increase in loans sold in the three months ended September 30, 2023, while the increase in other service charges and fees was due to an increase in the number of fees charged in the three months ended September 30, 2023.

Noninterest Expense. Noninterest expense was $4.8 million for both the three months ended September 30, 2023, and the three months ended September 30, 2022. Compensation and benefits decreased $112,000, or 3.6%, advertising decreased $24,000, or 23.8%, professional services decreased $80,000, or 46.5%, and supervisory examinations decreased $18,000, or 40%. These decreases were offset by increases in office occupancy, which increased $47,000, or 19.4%, federal deposit insurance premium which increased $85,000, or 160.4%, gain on sale of foreclosed assets, net, which decreased $28,000, or 100% and other operating expense, which increased $67,000, or 17.6%. Compensation and benefits decreased due to annual incentive plan decreases, advertising decreased primarily due to less television advertising in the three months ended September 30, 2023, professional services decreased due to additional services received during the three months ended September 30, 2022, and supervisory examinations decreased due to OCC reducing the rates in the general assessment fee schedule. Office occupancy expense increased due to the addition of a new banking facility in Hoopeston, federal deposit insurance premium increased as a result of FDIC increasing the initial base deposit insurance assessment rate, gain on sale of foreclosed assets, net, decreased due to taking a gain in the three months ended September 2022 and having no sales in the three months ended September 30, 2023, and other operating expenses increased mostly due to increases in internal audit and debit cards expenses.

Income Tax Expense. We recorded a provision for income tax of $175,000 for the three months ended September 30, 2023, compared to a provision for income tax of $740,000 for the three months ended September 30, 2022, reflecting effective tax rates of 27.3% and 27.3%, respectively.

Asset Quality

At September 30, 2023, our non-accrual loans totaled $111,000, which was two commercial business loans.

At September 30, 2023 we had one loan in the amount of $25,000 that was delinquent 90 days or greater and still accruing interest.

At September 30, 2023, loans classified as substandard equaled $3.1 million. Loans classified as substandard consisted of $269,000 in one- to four-family loans, $241,000 in multi-family loans, $931,000 in commercial real estate loans, $1.7 million in commercial business loans and $2,000 in consumer loans. No loans were classified as doubtful or loss at September 30, 2023.

At September 30, 2023, watch assets consisted of $85,000 in one- to four-family loans.

Loan Modifications and Troubled Debt Restructurings (“TDRs”). After adopting ASU 2022-02, effective July 1, 2023, we no longer held any TDRs and made no loan modifications for borrowers with financial difficulties in the three months ended September 30, 2023. Prior to the adoption of ASU2022-02, we had troubled debt restructurings which included loans for which economic concessions had been granted to borrowers with financial difficulties. We periodically modified loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At September 30, 2023, we had no TDRs and at June 30, 2023, we had $215,000 in TDRs.

Foreclosed Assets. At September 30 2023 and June 30, 2023, we had $31,000 in foreclosed assets, which consisted of a $24,000 residential real estate property and $7,000 vehicle.

Allowance for Credit Loss Activity

The Company regularly reviews its allowance for credit losses and adjusts its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for credit losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for credit losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for credit losses over the three-month periods ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
Balance, beginning of period	$7,139	$7,052
Impact of adopting ASU2016-13	—	47
Loans charged off:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	(4)
Consumer	(7)	(12)

Gross charged off loans	(7)	(16)

Recoveries of loans previously charged off:
Real estate loans:
One- to four-family	—	1
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	6	4
Consumer	2	2

Gross recoveries of charged off loans	8	7

Net (charge-offs) recoveries	1	(9)

Provision (credit) charged to expense	310	(67)

Balance, end of period	$7,450	$7,023

The allowance for credit losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for credit losses through the provisions for credit losses that we charge to income. We charge losses on loans against the allowance for credit losses when we believe the collection of loan principal is unlikely. The allowance for credit losses increased $311,000 to $7.5 million at September 30, 2023, from $7.1 million at June 30, 2023. This increase in the allowance for credit losses on loans was primarily due to growth in loans and brings the allowance for credit losses on loans to a level that represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2023 and the year ended June 30, 2023, our liquidity ratio averaged 27.2% and 29.3% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2023.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2023, cash and cash equivalents totaled $13.6 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $1.3 million at September 30, 2023.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by (used in) operating activities was $1.0 million and ($285,000) for the three months ended September 30, 2023 and 2022, respectively. Net cash used in investing activities consisted primarily of proceeds from the sales, maturities, pay downs of available-for-sale securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash used in investing activities was $(26.0) million and $(18.7) million for the three months ended September 30, 2023 and 2022, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts, FHLB advances and other borrowings. The net cash provided by (used in) financing activities was $27.6 million and $(45.4) million for the three months ended September 30, 2023 and 2022, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2023 and June 30, 2023.

	September 30, 2023	June 30, 2023
	(Dollars in thousands)
Commitments to fund loans	$15,546	$5,081
Lines of credit	100,303	94,159

At September 30, 2023, certificates of deposit due within one year of September 30, 2023 totaled $250.9 million, or 36.5% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2024. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, and CIBC Bank USA. At September 30, 2023, our borrowings consisted of $90.5 million in Federal Home Loan Bank advances. At September 30, 2023, we had the ability to borrow up to an additional $23.5 million from the Federal Home Loan Bank of Chicago, we had $5.0 million available on our CIBC Bank line of credit, and also had the ability to borrow $52.4 million from the Federal Reserve based on current collateral pledged.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The Community Bank Leverage Ratio is currently set at 9%. The Association opted into the Community Bank Leverage Ratio in 2020.

As of September 30, 2023, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	September 30, 2023	June 30, 2023	Minimum to Be Well
	Actual	Actual	Capitalized
Community Bank Leverage Ratio	9.5%	9.5%	9.0%

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

	For the Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost

	(Dollars in thousands)
Assets
Loans	$605,378	7,733	5.11%	$538,395	5,600	4.16%
Securities:
U.S. Treasury	434	2	1.84%	3,390	14	1.65%
U.S. Government and federal agency	6,441	40	2.48%	9,044	55	2.43%
Mortgage-backed:
GSE residential	170,555	1,241	2.91%	183,853	1,173	2.55%
Small Business Administration	14,739	112	3.04%	16,049	93	2.32%
State and political subdivisions	3,417	26	3.04%	3,755	27	2.88%

Total securities	195,586	1,421	2.91%	216,091	1,362	2.52%
Other	10,644	137	5.15%	12,641	116	3.67%

Total interest-earning assets	811,608	9,291	4.58%	767,127	7,078	3.69%
Non-interest earning assets	40,981			38,769

Total assets	$852,589			$805,896

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$103,876	45	0.17%	$126,890	51	0.16%
Savings accounts	62,993	105	0.67%	74,350	44	0.24%
Money market accounts	183,201	1,265	2.76%	170,508	182	0.43%
Certificates of deposit	288,393	2,420	3.36%	243,341	339	0.56%

Total interest-bearing deposits	638,463	3,835	2.40%	615,089	616	0.40%
Borrowings and repurchase agreements	87,065	873	4.01%	50,408	212	1.68%

Total interest-bearing liabilities	725,528	4,708	2.60%	665,497	828	0.50%
Noninterest-bearing liabilities	51,786			59,380
Other Noninterest-bearing liabilities	5,950			9,050

Total liabilities	783,264			733,927
Stockholders’ equity	69,325			71,969

Total liabilities and stockholders’ equity	$852,589			$805,896

Net interest income		$4,583			$6,250

Interest rate spread (1)			1.98%			3.19%
Net interest margin (2)			2.26%			3.26%
Net interest-earning assets (3)	$86,080			$101,630

Average interest-earning assets to interest-bearing liabilities	1.12%			1.15%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$752	$1,381	$2,133
Securities	(618)	677	59
Other	(99)	120	21

Total interest-earning assets	$35	$2,178	$2,213

Interest-bearing liabilities:
Interest-bearing checking or NOW	$(24)	$18	$(6)
Savings accounts	(45)	106	61
Certificates of deposit	74	2,007	2,081
Money market accounts	15	1,068	1,083

Total interest-bearing deposits	20	3,199	3,219
Federal Home Loan Bank advances	228	433	661

Total interest-bearing liabilities	$248	$3,632	$3,880

Change in net interest income	$(213)	$(1,454)	$(1,667)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of September 30, 2023, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2023, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2023, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 9, 2023	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: November 9, 2023	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)