Form 10-Q
period 2023-12-31
IF Bancorp, Inc.
filed 2024-02-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
December 31
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
of the Exchange Act).
 YES  ☐ NO ☒
The Registrant had 3,354,626 shares of common stock, par value $0.01 per share, issued and outstanding as of February 2, 2024.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	December 31,	June 30,
	2023	2023
	(Unaudited)
Assets
Cash and due from banks	$7,871	$10,717
Interest-bearing demand deposits	298	271

Cash and cash equivalents	8,169	10,988

Interest-bearing time deposits in banks	750	1,250
Available-for-sale securities	199,930	201,299
Loans, net of allowance for credit losses of $7,935 and $7,139 at December 31, 2023 and June 30, 2023, respectively	653,549	587,457
Premises and equipment, net of accumulated depreciation of $9,493 and $9,212 at December 31, 2023 and June 30, 2023, respectively	10,854	11,092
Federal Home Loan Bank stock, at cost	5,419	3,127
Foreclosed assets held for sale	7	31
Accrued interest receivable	3,758	2,781
Bank-owned life insurance	14,967	14,761
Mortgage servicing rights	1,410	1,482
Deferred income taxes	10,309	11,037
Other	1,661	3,671

Total assets	$910,783	$848,976

Liabilities and Equity
Liabilities
Deposits
Demand	$45,433	$107,567
Savings, NOW and money market	314,547	344,151
Certificates of deposit	286,103	264,058
Brokered certificates of deposit	31,962	19,538

Total deposits	678,045	735,314

Repurchase agreements	16,040	10,787
Federal Home Loan Bank advances	98,050	19,500
Other borrowings	34,375	—
Advances from borrowers for taxes and insurance	1,235	1,233
Accrued post-retirement benefit obligation	2,442	2,431
Accrued interest payable	2,849	1,666
Allowance for credit losses on off-balance sheet credit exposures	56	216
Other	3,950	6,076

Total liabilities	837,042	777,223

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,354,626 shares issued and outstanding at both December 31, 2023 and June 30, 2023	33	33
Additional paid-in capital	51,753	51,543
Unearned ESOP shares, at cost, 144,338 and 153,960 shares at December 31, 2023 and June 30, 2023, respectively	(1,443)	(1,540)
Retained earnings	43,377	43,365
Accumulated other comprehensive loss, net of tax	(19,979)	(21,648)

Total stockholders’ equity	73,741	71,753

Total liabilities and stockholders’ equity	$910,783	$848,976

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$8,702	$6,599	$16,435	$12,199
Securities:
Taxable	1,365	1,368	2,760	2,703
Tax-exempt	25	27	51	54
Federal Home Loan Bank dividends	78	39	146	70
Deposits with other financial institutions	59	73	128	158

Total interest and dividend income	10,229	8,106	19,520	15,184

Interest Expense
Deposits	4,336	1,443	8,171	2,059
Federal Home Loan Bank advances and repurchase agreements	1,355	618	2,228	830
Line of credit and other borrowings	150	—	150	—

Total interest expense	5,841	2,061	10,549	2,889

Net Interest Income	4,388	6,045	8,971	12,295
Provision for Credit Losses	364	101	586	13

Net Interest Income After Provision for Credit Losses	4,024	5,944	8,385	12,282

Noninterest Income
Customer service fees	108	98	209	203
Other service charges and fees	63	57	133	115
Insurance commissions	203	203	374	376
Brokerage commissions	157	201	319	439
Net realized gains (losses) on sales of available-for-sale securities	—	(183)	—	(183)
Mortgage banking income (loss), net	(48)	47	92	224
Gain on sale of loans	38	34	110	76
Bank-owned life insurance income, net	105	97	206	194
Other	289	314	600	642

Total noninterest income	915	868	2,043	2,086

Noninterest Expense
Compensation and benefits	2,832	3,083	5,848	6,211
Office occupancy	288	238	577	480
Equipment	593	596	1,139	1,162
Federal deposit insurance	162	59	300	112
Stationary, printing and office	20	34	30	55
Advertising	105	169	182	270
Professional services	137	118	229	290
Supervisory examinations	27	44	54	89
Audit and accounting services	23	43	106	94
Organizational dues and subscriptions	6	21	29	43
Insurance bond premiums	54	48	113	101
Telephone and postage	32	39	73	80
Loss (gain) on foreclosed assets, net	2	—	2	(28)
Other	426	430	873	810

Total noninterest expense	4,707	4,922	9,555	9,769

Income Before Income Tax	232	1,890	873	4,599
Provision for Income Tax	47	486	222	1,226

Net Income	$185	$1,404	$651	$3,373

Earnings Per Share:
Basic	$0.06	$0.44	$0.20	$1.07
Diluted	$0.06	$0.43	$0.20	$1.05
Dividends declared per common share	$0.00	$0.00	$0.20	$0.20
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2023	2022
Net Income	$185	$1,404
Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $2,706 and $744, for 2023 and 2022, respectively	6,787	1,863
Less: reclassification adjustment for realized losses included in net income, net taxes of $0 and $(52) for 2023 and 2022, respectfully	—	(131)

	6,787	1,994
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $0 and $0 for 2023 and 2022, respectively	1	(1)

Other comprehensive income, net of tax	6,788	1,993

Comprehensive Income	$6,973	$3,397

	Six Months Ended December 31,
	2023	2022
Net Income	$651	$3,373
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $664 and $(1,524), for 2023 and 2022, respectively	1,667	(3,825)
Less: reclassification adjustment for realized losses included in net income, net of taxes of $0 and $(52), for 2023 and 2022, respectively	—	(131)

	1,667	(3,694)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $1 and $(1) for 2023 and 2022, respectively	2	(2)

Other comprehensive income (loss), net of tax	1,669	(3,696)

Comprehensive Income (Loss)	$2,320	$(323)

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the three months ended December 31, 2023
Balance, October 1, 2023	$33	$51,657	$(1,491)	$43,159	$(26,767)	$66,591
Net income	—	—	—	185	—	185
Other comprehensive income	—	—	—	—	6,788	6,788
Dividends paid on unearned ESOP	—	—	—	33	—	33
Stock equity plan	—	73	—	—	—	73
ESOP shares earned, 4,811 shares	—	23	48	—	—	71

Balance, December 31, 2023	$33	$51,753	$(1,443)	$43,377	$(19,979)	$73,741

For the three months ended December 31, 2022
Balance, October 1, 2022	$33	$50,889	$(1,684)	$41,276	$(23.035)	$67,479
Net income	—	—	—	1,404	—	1,404
Other comprehensive income	—	—	—	—	1,993	1,993
Dividends paid on unearned ESOP	—	—	—	34	—	34
Stock equity plan	—	91	—	—	—	91
ESOP shares earned, 4,811 shares	—	41	48	—	—	89

Balance, December 31, 2022	$33	$51,021	$(1,636)	$42,714	$(21,042)	$71,090

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the six months ended December 31, 2023
Balance, June 30, 2023	$33	$51,543	$(1,540)	$43,365	$(21,648)	$71,753
Net income	—	—	—	651	—	651
Other comprehensive income	—	—	—	—	1,669	1,669
Dividends on common stock, $0.20 per share	—	—	—	(639)	—	(639)
Stock equity plan	—	163	—	—	—	163
ESOP shares earned, 9,622 shares	—	47	97	—	—	144

Balance, December 31, 2023	$33	$51,753	$(1,443)	$43,377	$(19,979)	$73,741

For the six months ended December 31, 2022
Balance, June 30, 2022	$32	$50,342	$(1,732)	$40,362	$(17,346)	$71,658
Cumulative impact of ASU 2016-13	—	—	—	(388)	—	(388)

Balance, July 1, 2022	$32	$50,342	$(1,732)	$39,974	$(17,346)	$71,270
Net income	—	—	—	3,373	—	3,373
Other comprehensive loss	—	—	—	—	(3,696)	(3,696)
Dividends on common stock, $0.20 per share	—	—	—	(633)	—	(633)
Stock options exercised	1	448	—	—	—	449
Stock equity plan	—	147	—	—	—	147
ESOP shares earned, 9,622 shares	—	84	96	—	—	180

Balance, December 31, 2022	$33	$51,021	$(1,636)	$42,714	$(21,042)	$71,090

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended December 31,
	2023	2022
Operating Activities
Net income	$651	$3,373
Items not requiring (providing) cash
Depreciation	345	323
Provision for credit losses	586	13
Amortization (accretion) of premiums and discounts on securities	(116)	201
Deferred income taxes	63	(147)
Net realized gains on loan sales	(110)	(76)
Net realized losses on sales of available-for-sale securities	—	183
Loss (gain)on foreclosed assets held for sale	2	(28)
Bank-owned life insurance income, net	(206)	(194)
Originations of loans held for sale	(5,764)	(3,276)
Proceeds from sales of loans held for sale	5,257	3,527
ESOP compensation expense	144	180
Stock equity plan expense	163	147
Changes in
Accrued interest receivable	(977)	(558)
Other assets	2,010	(1,455)
Accrued interest payable	1,183	499
Post-retirement benefit obligation	14	12
Other liabilities	(2,126)	(2,173)

Net cash provided by operating activities	1,119	551

Investing Activities
Net change in interest-bearing time deposits	500	250
Purchases of available-for-sale securities	(1,977)	(11,398)
Proceeds from sales of available-for-sale securities	—	3,846
Proceeds from maturities and pay-downs of available-for-sale securities	5,793	14,810
Net change in loans	(66,152)	(42,183)
Purchase of premises and equipment	(107)	(114)
Proceeds from sale of foreclosed assets	25	148
Purchase of Federal Home Loan Bank stock	(2,292)	(1,050)
Redemption of Federal Home Loan Bank stock	—	349

Net cash used in investing activities	(64,210)	(35,342)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(91,738)	(98,470)
Net increase in certificates of deposit, including brokered certificates	34,469	13,787
Net increase in advances from borrowers for taxes and insurance	2	596
Proceeds from other borrowings	229,625	—
Repayments of other borrowings	(195,250)	—
Proceeds from Federal Home Loan Bank advances	414,050	176,000
Repayments of Federal Home Loan Bank advances	(335,500)	(125,000)
Net increase in repurchase agreements	5,253	694
Dividends paid	(639)	(633)
Proceeds from exercise of stock options	—	449

Net cash provided by (used in) financing activities	60,272	(32,577)

Net Decrease in Cash and Cash Equivalents	(2,819)	(67,368)
Cash and Cash Equivalents, Beginning of Period	10,988	75,811

Cash and Cash Equivalents, End of Period	$8,169	$8,443

Supplemental Cash Flows Information
Interest paid	$9,366	$2,390
Income taxes paid	$108	$1,272
Foreclosed assets in the settlement of loans	$3	$—
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2023 and June 30, 2023, and the results of its operations for the three month and six month periods ended December 31, 2023 and 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2023. The results of operations for the three month and six month periods ended December 31, 2023 are not necessarily indicative of the results that may be expected for the entire year.
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

Note 2: New Accounting Pronouncements
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale
debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update was effective for interim and annual periods beginning after December 15, 2022. In preparation for the adoption of ASU
2016-13,
we engaged a firm specializing in ALLL modeling and had been transition modeling prior to adoption. We also had our CECL model validated by an independent firm.
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
. The amendments in this update were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. The Company adopted ASU
2022-02,
effective July 1, 2023, with changes applied prospectively, except with respect to the recognition and measurement of TDRs where a modified retrospective transition method was applied. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.
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
through
five
. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Association. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Association’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Participants receive the shares at the end of employment.
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
A summary of ESOP shares at December 31, 2023 and June 30, 2023 are as follows (dollars in thousands):

	December 31, 2023	June 30, 2023
Allocated shares	173,740	162,986
Shares committed for release	9,622	19,245
Unearned shares	144,338	153,960

Total ESOP shares	327,700	336,191

Fair value of unearned ESOP shares (1)	$2,314	$2,223

(1)	Based on closing price of $16.03 and $14.44 per share on December 31, 2023, and June 30, 2023, respectively.
During the six months ended December 31, 2023, 6,086 ESOP shares were paid to ESOP participants due to separation from service and 2,405 shares were transferred out as a result of participant diversification. During the six months ended December 31, 2022, 7,440 ESOP shares were paid to ESOP participants due to separation from service and 7,683 shares were transferred out as a result of participant diversification.
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
On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. These shares of restricted stock vested in equal installments over 10 years and the stock options vested in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014, and were fully vested in December 2023. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock vested in equal installments over 8 years, starting in December 2016, and were fully vested in December 2023. On September 9, 2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. No shares have been granted from the 2022 Equity Incentive Plan as of December 31, 2023, so there are 211,888 shares of restricted stock and 52,970 stock option shares available for future grants under this plan.
The following table summarizes stock option activity for the six months ended December 31, 2023 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2023	90,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	90,143	16.63

Outstanding, December 31, 2023	—	$—	0.0	$0

Exercisable, December 31, 2023	—	$—	0.0	$0

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the six months ended December 31, 2023, and no stock options outstanding as of December 31, 2023.
No stock options vested during the six months ended December 31, 2023 and 2022. Stock-based compensation expense and related tax benefit were zero for stock options for the six months ended December 31, 2023 and 2022. Compensation costs related to non-vested
stock options were recognized over a seven-year vesting period that ended in December, 2020, leaving no unrecognized compensation cost at December 31, 2023.
The following table summarizes
non-vested
restricted stock activity for the six months ended December 31, 2023:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2023	62,314	$18.76
Granted	—	—
Forfeited	1,600	19.10
Earned and issued	19,914	18.76

Balance, December 31, 2023	40,800	$19.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $163,000 and $46,000, respectively, for the six months ended December 31, 2023, and was $147,000 and $42,000, respectively, for the six months ended December 31, 2022. Unrecognized compensation expense for non-vested
restricted stock awards was $714,000 at December 31, 2023, and is expected to be recognized over 3.7 years with a corresponding credit to paid-in
capital.
Note 4: Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2023 and 2022. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net income (loss)	$185	$1,404	$651	$3,373

Basic weighted average shares outstanding	3,354,626	3,337,626	3,354,626	3,306,582
Less: Average unallocated ESOP shares	(146,743)	(165,988)	(149,149)	(168,394)

Basic average shares outstanding	3,207,883	3,171,638	3,205,477	3,138,188

Diluted effect of restricted stock awards and stock options	—	73,324	—	74,776

Diluted average shares outstanding	3,207,883	3,244,962	3,205,477	3,212,964

Basic earnings per common share	$0.06	$0.44	$0.20	$1.07

Diluted earnings per common share	$0.06	$0.43	$0.20	$1.05

Note 5: Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows
:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2023:
U.S. Treasury	$496	$—	$(49)	$447
U.S. Government and federal agency	6,978	—	(394)	6,584
Mortgage-backed:
GSE residential	198,149	76	(25,332)	172,893
Small Business Administration	16,919	—	(2,265)	14,654
State and political subdivisions	5,430	1	(79)	5,352

	$227,972	$77	$(28,119)	$199,930

June 30, 2023:
U.S. Treasury	$497	$—	$(59)	$438
U.S. Government and federal agency	6,976	—	(499)	6,477
Mortgage-backed:
GSE residential	203,139	21	(27,434)	175,726
Small Business Administration	17,629	1	(2,397)	15,233
State and political subdivisions	3,431	—	(6)	3,425

	$231,672	$22	$(30,395)	$201,299

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
At adoption of ASU
2016-13,
no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at December 31, 2023, and June 30, 2023.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the
uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company did not hold securities of any one issuer at December 31, 2023 with a book value that exceeded 10% of the Company’s total equity except for: Mortgage-backed GSE residential securities and Small Business Administration securities with a book value of approximately $198,149,000 and $16,919,000, respectively, and a market value of approximately $172,893,000 and $14,654,000, respectively, at December 31, 2023.
All mortgage-backed securities at December 31, 2023 and June 30, 2023 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call
or
prepayment
penalties
.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$16,406	$15,331
One to five years	4,601	4,406
Five to ten years	1,134	1,082
After ten years	7,682	6,218

	29,823	27,037
Mortgage-backed securities	198,149	172,893

Totals	$227,972	$199,930

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $81,295,000 and $138,022,000 as of December 31, 2023 and June 30, 2023, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $16.0 million at December 31, 2023 and $10.8 million at June 30, 2023. At December 31, 2023, all $16.0 million of our repurchase agreements had an overnight maturity, and all were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Gross gains of $0 and $0 and gross losses of $0 and $183,000 resulting from sales of available-for-sale
securities were realized for the six months ended December 31, 2023, and 2022, respectively. Tax credit applicable to these net realized losses was $0 and $52,000, respectively.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2023 and June 30, 2023, was $193,012,000 and $194,818,000, respectively, which is approximately 97% and 97% of the Company’s available-for-sale
investment portfolio. These declines in fair value at December 31, 2023 and June 30, 2023, resulted from increases in market interest rates and are considered temporary.
The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and June 30, 2023:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023:
U.S. Treasury	$—	$—	$447	$(49)	$447	$(49)
U.S. Government and federal agency	—	—	6,584	(394)	6,584	(394)
Mortgage-backed:
GSE residential	6,268	(179)	162,826	(25,153)	169,092	(25,332)

Small Business Administration	1,238	(19)	13,414	(2,246)	14,654	(2,265)
State and political subdivisions	—	—	2,235	(79)	2,235	(79)

Total temporarily impaired securities	$7,506	$(198)	$185,506	$(27,921)	$193,012	$(28,119)

June 30, 2023:
U.S. Treasury	$—	$—	$438	$(59)	$438	$(59)
U.S. Government and federal agency	—	—	6,477	(499)	6,477	(499)
Mortgage-backed:
GSE residential	14,517	(440)	158,413	(26,994)	172,930	(27,434)
Small Business Administration	1,148	(60)	12,762	(2,337)	13,910	(2,397)
State and political subdivisions	1,063	(6)	—	—	1,063	(6)

Total temporarily impaired securities	$16,728	$(506)	$178,090	$(29,889)	$194,818	$(30,395)

The unrealized losses on the Company’s investment in U.S. Treasury, U.S. Government and federal agency, Mortgage-backed Government sponsored enterprises, Small Business Administration, and state and political subdivisions securities at December 31, 2023 and June 30, 2023, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit
quality, and the Company does not consider those investments to be impaired at December 31, 2023 and June 30, 2023.
Note 6: Loans and Allowance for Credit Losses
Classes of loans include:

	December 31, 2023	June 30, 2023
Real estate loans:
One- to four-family, including home equity loans	$175,817	$163,854
Multi-family	128,625	89,649
Commercial	215,565	193,707
Home equity lines of credit	9,494	8,066
Construction	39,906	50,973
Commercial	83,698	79,693
Consumer	8,042	8,382

Total loans	661,147	594,324
Less:
Unearned fees and discounts, net	(337)	(272)
Allowance for credit losses	7,935	7,139

Loans, net	$653,549	$587,457

The Company had loans held for sale included in the
one-
to four-family real estate loans totaling $689,000 and $0 as of December 31, 2023 and June 30, 2023.
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

The Company previously offered USDA (USDA Rural Development), FHA and VA loans that were originated through a nationwide wholesale lender, until that lender recently discontinued originations through its wholesale mortgage channel. The Company is searching for a replacement wholesale lender so USDA, FHA and VA products can again be offered.
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
Commercial Real Estate and Multi-Family Real Estate Loans
Commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, churches, office buildings and farm loans secured by real estate. In underwriting commercial real estate and multi-family real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the Company.
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
Loan Concentration
The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $369,596,000 and $328,721,000 as of December 31, 2023 and June 30, 2023, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $605,000 and $652,000 at December 31, 2023 and June 30, 2023, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, but still primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $47,075,000 and $46,073,000 at December 31, 2023 and June 30, 2023, respectively, of which $30,338,000 and $28,951,000, at December 31, 2023 and June 30, 2023 were outside our primary market area.
Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses for the three-month and six-month
periods ended
December
31, 2023 and 2022 and the year ended June 30, 2023:

	Three Months Ended December 31, 2023 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,906	$1,115	$2,265	$134
Provision charged to expense	(97)	750	328	13
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,809	$1,865	$2,593	$147

Loans:
Ending balance	$175,817	$128,625	$215,565	$9,494

	Three Months Ended December 31, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$1,165	$788	$77	$7,450
Provision charged to expense	(626)	66	3	437
Losses charged off	—	—	(18)	(18)
Recoveries	—	61	5	66

Balance, end of period	$539	$915	$67	$7,935

Loans:
Ending balance	$39,906	$83,698	$8,042	$661,147

	Six Months Ended December 31, 2023 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,898	$1,121	$2,369	$121
Provision charged to expense	(89)	744	224	26
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,809	$1,865	$2,593	$147

Loans:
Ending balance	$175,817	$128,625	$215,565	$9,494

	Six Months Ended December 31, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$765	$794	$71	$7,139
Provision charged to expense	(226)	54	14	747
Losses charged off	—	—	(25)	(25)
Recoveries	—	67	7	74

Balance, end of period	$539	$915	$67	$7,935

Loans:
Ending balance	$39,906	$83,698	$8,042	$661,147

	Year Ended June 30, 2023 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of year (prior to adoption of ASU 2016-13)	$1,028	$1,375	$1,985	$70
Impact of adopting ASU 2016-13	382	(140)	385	33
Provision charged to expense	487	(114)	(1)	18
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of year	$1,898	$1,121	$2,369	$121

Loans:
Ending balance	$163,854	$89,649	$193,707	$8,066

	Year Ended June 30, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of year (prior to adoption of ASU 2016-13)	$489	$2,025	$80	$7,052
Impact of adopting ASU 2016-13	192	(818)	13	47
Provision charged to expense	84	(422)	—	52
Losses charged off	—	(14)	(37)	(51)
Recoveries	—	23	15	39

Balance, end of year	$765	$794	$71	$7,139

Loans:
Ending balance	$50,973	$79,693	$8,382	$594,324

	Three Months Ended December 31, 2022 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,537	$1,284	$2,386	$94
Provision charged to expense	185	118	6	7
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,722	$1,402	$2,392	$101

Loans:
Ending balance	$150,711	$100,147	$192,015	$6,926

	Three Months Ended December 31, 2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$549	$1,090	$83	$7,023
Provision charged to expense	36	(227)	17	142
Losses charged off	—	—	(9)	(9)
Recoveries	—	8	2	10

Balance, end of period	$585	$871	$93	$7,166

Loans:
Ending balance	$36,595	$72,360	$9,486	$568,240

	Six Months Ended December 31, 2022 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period (prior to adoption of ASU 2016-13)	$1,028	$1,375	$1,985	$70
Impact of adopting ASU 2016-13	382	(140)	385	33
Provision charged to expense	311	167	22	(2)
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,722	$1,402	$2,392	$101

Loans:
Ending balance	$150,711	$100,147	$192,015	$6,926

	Six Months Ended December 31, 2022 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period (prior to adoption of ASU 2016-13)	$489	$2,025	$80	$7,052
Impact of adopting ASU 2016-13	192	(818)	13	47
Provision charged to expense	(96)	(344)	17	75
Losses charged off	—	(4)	(21)	(25)
Recoveries	—	12	4	17

Balance, end of period	$585	$871	$93	$7,166

Loans:
Ending balance	$36,595	$72,360	$9,486	$568,240

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
The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics. The Company estimates the appropriate level of allowance for credit losses for specifically identified loans by evaluating them individually.
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
The Company establishes a general allowance for loans that are not individually evaluated to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segmenting the loan portfolio into pools with similar risks and collecting data to determine pool loss experience. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and loan modifications for borrowers with financial difficulties, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. All loans are graded at inception of the loan. Subsequently, analyses are performed on an annual basis and grade changes are made as necessary. Interim grade reviews may take place if circumstances of the borrower warrant a timelier review. The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Watch,” “Substandard,” “Doubtful,” and “Loss.” The Company uses the following definitions for risk ratings:
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

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and calendar year of origination as of December 31, 2023 and June 30, 2023 (in thousands):

December 31, 2023
Risk Rating	2023	2022	2021	2020	2019	Prior Years	Total
One- to Four-Family
Pass	$44,051	$53,679	$26,209	$16,009	$5,381	$30,209	$175,538
Watch	—	—	80	—	—	—	80
Substandard	14	6	5	—	174	—	199

Total	$44,065	$53,685	$26,294	$16,009	$5,555	$30,209	$175,817

Multi-Family
Pass	$11,720	$48,742	$20,279	$23,065	$8,308	$16,272	$128,386
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	239	—	239

Total	$11,720	$48,742	$20,279	$23,065	$8,547	$16,272	$128,625

Commercial Real Estate
Pass	$30,022	$72,434	$28,336	$31,285	$5,498	$47,070	$214,645
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	840	80	—	920

Total	$30,022	$72,434	$28,336	$32,125	$5,578	$47,070	$215,565

Home Equity Line of Credit
Pass	$3,041	$1,960	$1,455	$1,002	$749	$1,287	$9,494
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$3,041	$1,960	$1,455	$1,002	$749	$1,287	$9,494

Construction
Pass	$32,990	$6,916	$—	$—	$—	$—	$39,906
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$32,990	$6,916	$—	$—	$—	$—	$39,906

Commercial Business
Pass	$29,889	$18,008	$11,578	$8,070	$6,356	$8,007	$81,908
Watch	—	—	—	—	—	—	—
Substandard	—	38	219	1,476	56	1	1,790

Total	$29,889	$18,046	$11,797	$9,546	$6,412	$8,008	$83,698

Consumer
Pass	$3,703	$2,433	$1,166	$574	$110	$56	$8,042
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$3,703	$2,433	$1,166	$574	$110	$56	$8,042

Total Loans
Pass	$155,416	$204,172	$89,023	$80,005	$26,402	$102,901	$657,919
Watch	—	—	80	—	—	—	80
Substandard	14	44	224	2,316	549	1	3,148

Total	$155,430	$204,216	$89,327	$82,321	$26,951	$102,902	$661,147

June 30, 2023
Risk Rating	2023	2022	2021	2020	2019	Prior Years	Total
One- to Four-Family
Pass	$22,032	$56,054	$27,843	$18,468	$5,996	$32,729	$163,122
Watch	—	—	—	—	—	335	335
Substandard	14	6	94	61	222	—	397

Total	$22,046	$56,060	$27,937	$18,529	$6,218	$33,064	$163,854

Multi-Family
Pass	$674	$37,826	$10,647	$14,399	$8,587	$17,272	$89,405
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	244	—	244

Total	$674	$37,826	$10,647	$14,399	$8,831	$17,272	$89,649

Commercial Real Estate
Pass	$12,214	$63,645	$29,320	$32,502	$5,844	$49,239	$192,764
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	862	81	—	943

Total	$12,214	$63,645	$29,320	$33,364	$5,925	$49,239	$193,707

Home Equity Line of Credit
Pass	$982	$2,554	$1,301	$1,035	$789	$1,405	$8,066
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$982	$2,554	$1,301	$1,035	$789	$1,405	$8,066

Construction
Pass	$2,882	$29,188	$10,432	$8,471	$—	$—	$50,973
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,882	$29,188	$10,432	$8,471	$—	$—	$50,973

Commercial Business
Pass	$12,449	$20,004	$17,673	$8,797	$7,669	$8,841	$75,433
Watch	—	—	—	—	—	—	—
Substandard	2,779	59	174	1,189	57	2	4,260

Total	$15,228	$20,063	$17,847	$9,986	$7,726	$8,843	$79,693

Consumer
Pass	$2,391	$3,181	$1,653	$834	$211	$107	$8,377
Watch	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	4	5

Total	$2,391	$3,181	$1,654	$834	$211	$111	$8,382

Total Loans
Pass	$53,624	$212,452	$98,869	$84,506	$29,096	$109,593	$588,140
Watch	—	—	—	—	—	335	335
Substandard	2,793	65	269	2,112	604	6	5,849

Total	$56,417	$212,517	$99,138	$86,618	$29,700	$109,934	$594,324

The following tables present the Company’s lo
a
n portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
December 31, 2023:
Real estate loans:
One- to four-family	$1,263	$62	$1	$1,326	$174,491	$175,817	$1
Multi-family	122	—	—	122	128,503	128,625	—
Commercial	393	152	—	545	215,020	215,565	—
Home equity lines of credit	—	19	—	19	9,475	9,494	—
Construction	—	—	—	—	39,906	39,906	—
Commercial	19	25	29	73	83,625	83,698	—
Consumer	2	24	—	26	8,016	8,042	—

Total	$1,799	$282	$30	$2,111	$659,036	$661,147	$1

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2023:
Real estate loans:
One- to four-family	$523	$116	$—	$639	$163,215	$163,854	$—
Multi-family	—	—	—	—	89,649	89,649	—
Commercial	153	—	—	153	193,554	193,707	—
Home equity lines of credit	—	20	—	20	8,046	8,066	—
Construction	—	—	—	—	50,973	50,973	—
Commercial	56	—	58	114	79,579	79,693	—
Consumer	47	6	2	55	8,327	8,382	—

Total	$779	$142	$60	$981	$593,343	$594,324	$—

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some loans are selected to be evaluated individually. At December 31, 2023 and June 30, 2023, no non-performing
loans were individually evaluated and no specific reserve was established.
The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded at December 31, 2023 and June 30, 2023:

	December 31, 2023		June 30, 2023
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Mortgages on real estate:
One- to four-family	$—	$—	$—	$—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Home equity lines of credit	—	—	—	—
Construction loans	—	—	—	—
Commercial business loans	—	29	—	115
Consumer loans	—	—	—	2

Total	$—	$29	$—	$117

Loan Modifications and Troubled Debt Restructurings (TDRs)
After adopting ASU
2022-02,
effective July 1, 2023, we have had no loan modifications for borrowers with financial difficulties in the six months ended December 31, 2023. Prior to the adoption of ASU
2022-02,
we had no loans that were modified in troubled debt restructurings in the year ended June 30, 2023.
As of December 31, 2023, the Company no longer held any TDRs, while as of June 30, 2023, the Company had a number of loans that were modified in troubled debt restructurings. The modification of such loans included one or a combination of the following: an extension of maturity, a reduction
of the stated interest rate or a permanent reduction of the recorded investment in the loan.
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

TDRs with Defaults
The Company had no TDRs in default and no restructured loans in foreclosure as of December 31, 2023 or as of June 30, 2023. The Company defines a default as any loan that becomes 90 days or more past due.
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
We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of December 31, 2023, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $0. In addition, as of December 31, 2023, we had no residential mortgage loans or home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in process.
Note 7: Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $
5,419,000
and $
3,127,000
of Federal Home Loan Bank stock as of December 31, 2023 and June 30, 2023. The increase in FHLB stock was due to an increased stock requirement as a result of an increase in FHLB advances. The FHLB provides liquidity and funding through advances.
Note 8: Other Borrowings
Other borrowings include borrowings from the Federal Reserve Bank Discount Window and the Federal Reserve Bank Term Funding Program (BTFP). The Federal Reserve created the BTFP in March 2023 to offer loans of up to one year in length to qualifying financial institutions which pledge collateral, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. The collateral is valued at par and advances under this program do not include any fees or prepayment penalties. At December 31, 2023, we had total borrowings from the Federal Reserve of $34.4 million, consisting of $4.0 million from the discount window at a rate of 5.5% with a maturity of January 2, 2024, $5.0 million from the discount window at a rate of 5.5% with a maturity of January 4, 2024, and $25.4 million from the BTFP at a rate of 4.83% with a maturity of December 28, 2024. The collateral value of loans pledged to the Federal Reserve Discount Window was $23.7 million and the collateral par value of securities pledged to the Federal Reserve BTFP was $25.4 million as of December 31, 2023. At June 30, 2023, we had no borrowings from the Federal Reserve.

Note 9: Accumulated Other Comprehensive Loss
The following tables present changes in accumulated other comprehensive loss, by component, net of tax, for the six months ended December 31, 2023 and 2022:

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
December 31, 2023:
Beginning balance	$(21,715)	$67	$(21,648)
Other comprehensive income before reclassification	1,667	—	1,667
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	2	2

Ending balance	$(20,048)	$69	$(19,979)

December 31, 2022:
Beginning balance	$(17,263)	$(83)	$(17,346)
Other comprehensive loss before reclassification	(3,825)	—	(3,825)
Amounts reclassified from accumulated other comprehensive loss	131	—	131
Net current period other comprehensive loss	—	(2)	(2)

Ending balance	$(20,957)	$(85)	$(21,042)

Note 10: Changes in Accumulated Other Comprehensive Loss (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the three- and six-month
periods ended December 31, 2023 and 2022, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$—	$(183)	$—	$(183)	Net realized gains (losses) on sale of available-for- sale securities
Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	1	(1)	3	(3)

Total reclassified amount before tax	1	(184)	3	(186)
Tax expense (credit)	—	(52)	1	(53)	Provision for Income Tax

Total reclassification out of AOCI	$1	$(132)	$2	$(133)	Net Income

Note 11: Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax
expense is
shown
below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Computed at the statutory rate	$49	$397	$183	$966
Decrease resulting from
Tax exempt interest	(9)	(6)	(17)	(11)
Cash surrender value of life insurance	(22)	(20)	(43)	(41)
State income taxes	15	134	61	335
Other	14	(19)	38	(23)

Actual expense	$47	$486	$222	$1,226

Note 12: Regulatory Capital
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
As of December 31, 2023, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.
Note 13: Disclosures About Fair Value of Assets
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
Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and June 30, 2023:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
Available-for-sale securities:
U.S. Treasury	$447	$447	$—	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	6,584	—	6,584	—
Mortgage-backed: GSE residential	172,893	—	172,893	—
Small Business Administration	14,654	—	14,654	—
State and political subdivisions	5,352	—	3,294	2,058
Mortgage servicing rights	1,410	—	—	1,410

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:
Available-for-sale securities:
U.S. Treasury	$438	$—	$438	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	6,477	—	6,477	—
Mortgage-backed: GSE residential	175,726	—	175,726	—
Small Business Administration	15,233	—	15,233	—
State and political subdivisions	3,425	—	1,064	2,361
Mortgage servicing rights	1,482	—	—	1,482
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Six months ended December 31, 2023
	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,361	$1,482	$3,843
Transfers into Level 3	—	64	64
Transfers out of Level 3	—	(75)	(75)
Total realized and unrealized gains and losses included in net income	—	(61)	(61)
Purchases	—	—	—
Sales	—	—	—
Settlements	(303)	—	(303)

Ending balance	$2,058	$1,410	$3,468

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$(61)	$(61)

Year ended June 30, 2023
	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,662	$1,463	$4,125
Transfers into Level 3	—	89	89
Transfers out of Level 3	—	(171)	(171)
Total realized and unrealized gains and losses included in net income	—	101	101
Purchases	—	—	—
Sales	—	—	—
Settlements	(301)	—	(301)

Ending balance	$2,361	$1,482	$3,843

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$101	$101

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2023 and June 30, 2023.

	Fair Value at December 31, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,410	Discounted cash flow	Discount rate	9.5% (9.5%)
			Constant prepayment rate	6.1% - 7.5% (7.2%)
			Probability of default	0.10% - 0.14% (0.12%)
State and political subdivision	2,058	Discounted cash flow	Maturity/Call Date	1 month – 8 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)

	Fair Value at June 30, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,482	Discounted cash flow	Discount rate	9.5% (9.5%)
			Constant prepayment rate	6.0% - 7.0% (6.9%)
			Probability of default	0.09% - 0.12% (0.12%)
State and political subdivision	2,361	Discounted cash flow	Maturity/Call Date	1 month – 9 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and June 30, 2023.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
Financial assets
Cash and cash equivalents	$8,169	$8,169	$—	$—
Interest-bearing time deposits in banks	750	750	—	—
Loans, net of allowance for loan losses	653,549	—	—	629,305
Federal Home Loan Bank stock	5,419	—	5,419	—
Accrued interest receivable	3,758	—	3,758	—
Financial liabilities
Deposits	678,045	—	359,980	317,804
Repurchase agreements	16,040	—	16,040	—
Federal Home Loan Bank advances	98,050	—	98,145	—
Other borrowings	34,375	—	34,450
Advances from borrowers for taxes and insurance	1,235	—	1,235	—
Accrued interest payable	2,849	—	2,849	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:
Financial assets
Cash and cash equivalents	$10,988	$10,988	$—	$—
Interest-bearing time deposits in banks	1,250	1,250	—	—
Loans, net of allowance for loan losses	587,457	—	—	564,432
Federal Home Loan Bank stock	3,127	—	3,127	—
Accrued interest receivable	2,781	—	2,781	—
Financial liabilities
Deposits	735,314	—	451,718	282,351
Repurchase agreements	10,787	—	10,787	—
Federal Home Loan Bank advances	19,500	—	19,382	—
Advances from borrowers for taxes and insurance	1,233	—	1,233	—
Accrued interest payable	1,666	—	1,666	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
The methods utilized to measure the fair value of financial instruments at December 31, 2023, represent an approximation of exit price; however, an actual exit price may differ.

Note 14: Commitments
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
instruments.
Off-Balance
Sheet Credit Exposures
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. During the six months ended December 31, 2023, the Company recorded a credit for credit losses on off-balance
sheet credit exposures of $(161,000), compared to credit for credit losses of $(62,000) for the six months ended December 31, 2022. During the three months ended December 31, 2023, the Company recorded a credit for credit losses on off-balance
sheet credit exposures of $(73,000), compared to credit for credit losses of $(41,000) for the three months ended December 31, 2022. Our ACL on off-balance
sheet credit exposures was $56,000 and $216,000, at December 31, 2023 and June 30, 2023, respectively. This reduction was primarily due to a decrease in loans with unfunded balances without the Bank’s ability to cancel on demand.

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

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation. As of December 31, 2023, the Company has repurchased a total of 1,674,479 shares of common stock under stock repurchase plans.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 1.88% and 3.10% for the six months ended December 31, 2023 and 2022, respectively. Net interest income decreased to $9.0 million, or $18.0 million on an annualized basis, for the six months ended December 31, 2023 from $12.3 million, or $24.6 million on an annualized basis, for the six months ended December 31, 2022.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $29,000, or 0.1%, of total loans at December 31, 2023, and $117,000, or 0.1%, of total loans at June 30, 2023. Our non-performing assets totaled $36,000, or 0.1% of total assets at December 31, 2023, and $148,000, or 0.1%, of total assets at June 30, 2023.

At December 31, 2023, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2023 was $651,000, compared to a net income of $3.4 million for the six months ended December 31, 2022.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Critical Accounting Policies

We define critical accounting policies as those policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income. We consider the following to be our critical accounting policies.

Allowance for Credit Losses. The Company believes the allowance for credit losses for loans is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements. The allowance for credit losses for loans represents the best estimate of losses inherent in the existing loan portfolio. An estimate of potential losses inherent in the loan portfolio are determined and an allowance for those losses is established by factors considered by the Company during the evaluation of the overall adequacy of the allowance which include historical net loan losses, the level and composition of nonaccrual, past due and loan modifications for borrowers with financial difficulties, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

The Company adopted ASU 2016-13, effective July 1, 2022, and utilizes a current expected credit loss (“CECL”) methodology which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. Based on our estimate of the level of allowance for credit losses required, we record a provision for credit losses as a charge to earnings to maintain the allowance for credit losses at an appropriate level. The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics. The Company estimates the appropriate level of allowance for credit losses for individually evaluated loans by evaluating them separately. The Company also uses the CECL model to calculate the allowance for credit losses on off-balance sheet credit exposures, such as undrawn amounts on lines of credit. While the allowance for credit losses on loans is reported as a contra-asset asset for loans, the allowance for credit losses on off-balance sheet credit exposures is reported as a liability.

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

Comparison of Financial Condition at December 31, 2023 and June 30, 2023

Total assets increased $61.8 million, or 7.3%, to $910.8 million at December 31, 2023 from $849.0 million at June 30, 2023. The increase was primarily due to a $66.1 million increase in net loans receivable, partially offset by a $2.8 million decrease in cash and cash equivalents and a $1.4 million decrease in investment securities.

Net loans receivable, including loans held for sale, increased by $66.1 million, or 11.3%, to $653.6 million at December 31, 2023 from $587.5 million at June 30, 2023. The increase in net loans receivable during this period was due primarily to a $39.0 million, or 43.5%, increase in multi-family loans, a $21.9 million, or 11.3%, increase in commercial real estate loans, a $12.0 million, or 7.3%, increase in one- to four-family loans, a $1.4 million, or 17.7%, increase in home equity lines of credit, and a $4.0 million, or 5.0%, increase in commercial business loans, partially offset by an $11.1 million, or 21.7%, decrease in construction loans and a $340,000, or 4.1%, decrease in consumer loans.

Investment securities, consisting entirely of securities available for sale, decreased $1.4 million, or 0.7%, to $199.9 million at December 31, 2023 from $201.3 million at June 30, 2023. We had no securities classified as held to maturity at December 31, 2023 or June 30, 2023.

Between June 30, 2023 and December 31, 2023, accrued interest receivable increased $977,000 to $3.8 million, Federal Home Loan Bank (FHLB) stock increased $2.3 million to $5.4 million, while premises and equipment decreased $238,000 to $10.9 million, foreclosed assets held for sale decreased $24,000 to $7,000, mortgage servicing rights decreased $72,000 to $1.4 million, deferred income taxes decreased $728,000 to $10.3 million, and other assets decreased $2.0 million to $1.7 million. The increase in accrued interest receivable was primarily the result of increases in both the average balances and yields of loans and the average yields of securities, while the increase in FHLB stock was due to an increased stock requirement due to an increase in FHLB advances. The decrease in premises and equipment was the result of ordinary depreciation and the decrease in foreclosed assets held for sale was due to the sale of property.

The decrease in mortgage servicing rights was the result of a decreased valuation, while the decrease in deferred income taxes was mostly due to a decrease in unrealized losses on the sale of available-for-sale securities and the decrease in other assets was due to the receipt of a large accounts receivable item in the six months ended December 31, 2023.

At December 31, 2023, our investment in bank-owned life insurance was $15.0 million, an increase of $206,000 from $14.8 million at June 30, 2023. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses, which resulted in a limit of $23.3 million at December 31, 2023.

Deposits decreased $57.3 million, or 7.8%, to $678.0 million at December 31, 2023 from $735.3 million at June 30, 2023. Certificates of deposit, excluding brokered certificates of deposit, increased $22.0 million, or 8.3%, to $286.1 million, while brokered certificates of deposit increased $12.4 million, or 63.6%, to $32.0 million. Noninterest bearing demand accounts decreased $62.1 million, or 57.8%, to $45.4 million, while savings, NOW, and money market accounts decreased $29.6 million, or 8.6%, to $314.5 million. The large decrease in noninterest bearing demand accounts was due primarily to approximately $62.1 million in deposits from a public entity that collects real estate taxes that was on deposit at June 30, 2023 and withdrawn in the six months ended December 31, 2023, when tax monies were distributed. Repurchase agreements increased $5.3 million, or 48.7%, to $16.0 million at December 31, 2023, from $10.8 million at June 30, 2023. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago which increased $78.6 million to $98.1 million at December 31, 2023 from $19.5 million at June 30, 2023. Other borrowings increased $34.4 million and consisted of $9.0 million from the Federal Reserve Bank (FRB) discount window and $25.4 million from the FRB Bank Term Funding Program (BTFP).

Accrued interest payable increased $1.2 million, or 71.0%, to $2.8 million at December 31, 2023, from $1.7 million at June 30, 2023, while the allowance for credit losses on off-balance sheet credit exposures decreased $160,000 to $56,000 at December 31, 2023 from $216,000 at June 30, 2023, and other liabilities decreased $2.1 million, or 35.0%, to $4.0 million at December 31, 2023 from $6.1 million at June 30, 2023. The increase in accrued interest payable was mostly due to increases in both the average balance and the average cost of interest-bearing liabilities. The decrease in the allowance for credit losses on off-balance sheet credit exposures was due to decreases in loans with unfunded balances without the Bank’s ability to cancel on demand, and the decrease in other liabilities was a result of accrued compensation and benefits that were paid out in the six months ended December 31, 2023.

Total equity increased $2.0 million, or 2.8%, to $73.7 million at December 31, 2023 from $71.8 million at June 30, 2023. Equity increased primarily due to a decrease of $1.7 million in accumulated other comprehensive loss, net of tax, net income of $651,000, and ESOP and stock equity plan activity of $307,000. The decrease in accumulated other comprehensive loss was primarily due to a decrease in unrealized depreciation on available-for-sale securities, net of tax. These increases were partially offset by approximately $639,000 in dividends to our shareholders.

Comparison of Operating Results for the Six Months Ended December 31, 2023 and 2022

General. Net income decreased $2.7 million to $651,000 for the six months ended December 31, 2023, from $3.4 million for the six months ended December 31, 2022. The decrease in net income was due to a decrease in net interest income, an increase in provisions for credit losses, and a decrease in noninterest income, partially offset by a decrease in noninterest expense.

Net Interest Income. Net interest income decreased $3.3 million, or 27.0%, to $9.0 million for the six months ended December 31, 2023, from $12.3 million for the six months ended December 31, 2022. This was a result of an increase of $7.7 million in interest expense, partially offset by an increase of $4.3 million in interest and dividend income. Our interest rate spread decreased by 122 basis points to 1.88% for the six months ended December 31, 2023, compared to 3.10% for the six months ended December 31, 2022, and our net interest margin decreased by 104 basis points to 2.16% for the six months ended December 31, 2023 compared to 3.20% for the six months ended December 31, 2022. A $67.8 million, or 10.0%, increase in the average balance of interest-bearing liabilities was partially offset by a $59.5 million, or 7.7%, increase in average balance of interest earnings assets.

Interest and Dividend Income. Interest and dividend income increased $4.3 million, or 28.6%, to $19.5 million for the six months ended December 31, 2023, from $15.2 million for the six months ended December 31, 2022. The increase in interest and dividend income was due to a $4.2 million increase in interest income on loans, a $54,000 increase in interest income on securities, and a $46,000 increase in other interest income. The increase in interest income on loans resulted from a 81 basis point, or 18.3%, increase in the average yield on loans to 5.26% for the six months ended December 31, 2023 from 4.45% for the six months ended December 31, 2022, and by a $76.2 million, or 13.9%, increase in the average balance of loans to $624.7 million for the six months ended December 31, 2023, from $548.5 million for the six months ended December 31, 2022. The increase in interest income on securities was due to a 26 basis point increase in the average yield on securities to 2.89% for the six months ended December 31, 2023 from 2.63% for the six months ended December 31, 2022, partially offset by a $15.2 million, or 7.3%, decrease in the average balance of securities to $194.8 million for the six months ended December 31, 2023, from $210.0 million for the six months ended December 31, 2022. The increase in other interest income was a result of a 161 basis point increase in the average yield in other interest earning assets, including Federal Home Loan Bank dividends and deposits with other financial institutions, to 5.74% from 4.13%, partially offset by a $1.5 million decrease in the average balance of other interest earning assets.

Interest Expense. Interest expense increased $7.7 million, or 265.1%, to $10.5 million for the six months ended December 31, 2023, from $2.9 million for the six months ended December 31, 2022. The increase was primarily due to an increase of $6.1 million in interest on deposits and a $1.5 million increase in interest on borrowings and repurchase agreements.

Interest expense on interest-bearing deposits increased by $6.1 million, or 296.8%, to $8.2 million for the six months ended December 31, 2023, from $2.1 million for the six months ended December 31, 2022. This increase was due to a 190 basis point increase in the average cost of interest bearing deposits to 2.57% for the six months ended December 31, 2023 from 0.67% for the six months ended December 31, 2022, and by an increase of $21.2 million in the average balance of interest-bearing deposits to $636.6 million for the six months ended December 31, 2023 from $615.5 million for the six months ended December 31, 2022.

Interest expense on borrowings, including FHLB advances, borrowings from the Federal Reserve Bank discount window and Bank Term Funding Program, and repurchase agreements, increased $1.5 million, or 186.5%, to $2.4 million for the six months ended December 31, 2023, from $830,000 for the six months ended December 31, 2022. This increase was due to an increase in the average balance of borrowings and repurchase agreements to $108.6 million for the six months ended December 31, 2023, from $62.0 million for the six months ended December 31, 2022, and by a 170 bp increase in the average cost of such borrowings to 4.38% for the six months ended December 31, 2023, from 2.68% for the six months ended December 31, 2022.

Provision (Credit) for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for credit losses on loans for $747,000 and a credit for credit losses on off-balance sheet credit exposures of $(161,000) for a total provision for credit losses of $586,000 for the six months ended December 31, 2023, compared to a provision for credit losses on loans of $75,000 and a credit for credit losses on off-balance sheet credit exposures of $(62,000) for a total provision for credit losses of $13,000 for the six months ended December 31, 2022. The allowance for credit losses was $7.9 million, or 1.20% of total loans, at December 31, 2023, compared to $7.2 million, or 1.26% of total loans, at December 31, 2022, and $7.1 million, or 1.20% of total loans, at June 30, 2023. During the six months ended December 31, 2023, net recoveries of $49,000 were recorded, while during the six months ended December 31, 2022, net charge-offs of $8,000 were recorded.

The following table sets forth information regarding the allowance for loan losses and nonperforming assets at the dates indicated:

	At or for the Six Months Ended December 31, 2023	At or for the Year Ended June 30, 2023
Allowance to non-performing loans at the end of the period	27362.07%	6101.71%
Allowance to total loans outstanding at the end of the period	1.20%	1.20%
Net charge-offs to average total loans outstanding during the period, annualized	0.01%	0.01%
Total non-performing loans to total loans at the end of the period	0.01%	0.02%
Total non-performing assets to total assets at the end of the period	0.01%	0.02%

Noninterest Income. Noninterest income decreased $43,000, or 2.1%, to $2.0 million for the six months ended December 31, 2023, from $2.1 million for the six months ended December 31, 2022. The decrease was primarily due to a decrease in mortgage banking income, net, and a decrease in brokerage commissions, partially offset by an increase in net realized gain (loss) on sale of available-for-sale securities and an increase in gain on sale of loans. For the six months ended December 31, 2023, mortgage banking income, net, decreased $132,000 to $92,000 and brokerage commissions decreased $120,000 to $319,000, while net realized gain (loss) on sale of available-for-sale securities increased $183,000 to $0 and the gain on sale of loans increased $34,000 to $110,000, from the six months ended December 31, 2022. The decrease in mortgage banking income, net, was a result of a decrease in the valuation of mortgage servicing rights and a decrease in loan servicing fees in the six months ended December 31, 2023, and the decrease in brokerage commissions was the result of a decrease in the amount of renewal commissions and management fees. The increase in net realized gain (loss) on sale of available-for-sale securities was the result of securities sold at a loss in the six months ended December 31, 2022, and the increase in gain on sale of loans was a result of an increase in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the six months ended December 31, 2023.

Noninterest Expense. Noninterest expense decreased $214,000, or 2.2%, to $9.6 million for the six months ended December 31, 2023, from $9.8 million for the six months ended December 31, 2022. The largest components of this decrease were compensation and benefits, which decreased $363,000, or 5.8%, advertising, which decreased $88,000, or 32.6% and professional services, which decreased $61,000, or 21.0%. These decreases were partially offset by an increase in federal deposit insurance premium, which increased $188,000, or 167.9%, and an increase in office occupancy expense, which increased $97,000, or 20.2%. Compensation and benefits decreased due to annual incentive plan decreases, advertising decreased due to less television advertising in the six months ended December 31, 2023, and professional services decreased due to additional services received during the six months ended December 31, 2022. The federal deposit insurance premium increased as a result of FDIC increasing the initial base deposit insurance assessment rate and office occupancy increased due to the addition of a new banking facility in Hoopeston.

Income Tax Expense. We recorded a provision for income tax of $222,000 for the six months ended December 31, 2023, compared to a provision for income tax of $1.2 million for the six months ended December 31, 2022, reflecting effective tax rates of 25.4% and 26.7%, respectively.

Comparison of Operating Results for the Three Months Ended December 31, 2023, and 2022

General. Net income decreased $1.2 million to $185,000 net income for the three months ended December 31, 2023, from $1.4 million net income for the three months ended December 31, 2022. The decrease in net income was primarily due to a decrease in net interest income and an increase in provision for credit losses, partially offset by an increase in noninterest income and a decrease in noninterest expense.

Net Interest Income. Net interest income decreased $1.7 million to $4.4 million for the three months ended December 31, 2023, from $6.0 million for the three months ended December 31, 2022. The decrease was a result of a $3.8 million increase in interest expense, partially offset by a $2.1 million increase in interest and dividend income. Our interest rate spread decreased 122 basis points to 1.78% for the three months ended December 31, 2023, compared to 3.00% for the three months ended December 31, 2022, and our net interest margin decreased by 106 basis points to 2.07% for the three months ended December 31, 2023, compared to 3.13% for the three months ended December 31, 2022. A $74.5 million, or 9.6%, increase in the average balance of interest earning assets was offset by a $75.6 million, or 11.0% increase in average balance of interest-bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $2.1 million, or 26.2%, to $10.2 million for the three months ended December 31, 2023, from $8.1 million for the three months ended December 31, 2022. The increase in interest and dividend income was primarily due to a $2.1 million increase in interest income on loans. The increase in interest on loans resulted from a 68 basis point, or 14.4%, increase in the average yield on loans to 5.41% from 4.73%, and a $85.4 million, or 15.3%, increase in the average balance of loans to $644.0 million from $558.5 million. The increase in interest income on securities resulted from a 13 basis point, or 4.8%, increase in the average yield on securities to 2.87% from 2.74%, partially offset by a $10.0 million, or 4.9%, decrease in the average balance of securities to $194.0 million from $204.0 million.

Interest Expense. Interest expense increased $3.8 million, or 183.4%, to $5.8 million for the three months ended December 31, 2023, from $2.1 million for the three months ended December 31, 2022. This increase was due to an 185 basis point, or 154.7%, increase in the average cost of interest-bearing liabilities to 3.05% from 1.20%, and a $75.6 million, or 11.0%, increase in the average balance of interest-bearing liabilities to $765.0 million from $689.4 million.

Interest expense on interest-bearing deposits increased by $2.9 million, or 200.5%, to $4.3 million for the three months ended December 31, 2023, from $1.4 million for the three months ended December 31, 2022. This increase was due to an increase in the average cost of interest-bearing deposits to 2.73% for the three months ended December 31, 2023, from 0.94% for the three months ended December 31, 2022, and a $19.0 million, or 3.1%, increase in the average balance of interest-bearing deposits to $634.8 million for the three months ended December 31, 2023, from $615.8 million for the three months ended December 31, 2022.

Interest expense on borrowings increased $887,000, or 143.5%, to $1.5 million for the three months ended December 31, 2023, from $618,000 for the three months ended December 31, 2022. This increase was due to an increase in the average balance of borrowings to $130.2 million for the three months ended December 31, 2023, from $73.6 million for the three months ended December 31, 2022, and a 126 basis point increase in the average cost of such borrowings to 4.62% for the three months ended December 31, 2023 from 3.36% for the three months ended December 31, 2022.

Provision (Credit) for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for credit losses on loans for $437,000 and a credit for credit losses on off-balance sheet credit exposures for $(73,000) for a total provision for credit losses of $364,000 for the three months ended December 31, 2023, compared to a provision for credit losses on loans of $142,000 and a credit for credit losses on off-balance sheet credit exposures of $(41,000) for a total provision for credit losses of $101,000 for the three months ended December 31, 2022. During the three months ended December 31, 2023, net recoveries of $48,000 were recorded, while during the three months ended December 31, 2022, net recoveries of $1,000 were recorded.

Noninterest Income. Noninterest income increased $47,000, or 5.4%, to $915,000 for the three months ended December 31, 2023 from $868,000 for the three months ended December 31, 2022. The increase was primarily due to an increase in net realized gain (loss) on sale of available-for-sale securities, partially offset by a decrease in mortgage banking income, net, and a decrease in brokerage commissions. For the three months ended December 31, 2023, net realized gain (loss) on sale of available-for-sale securities increased $183,000 to $0, mortgage banking income, net, decreased $95,000 to $(48,000), and brokerage commissions decreased $44,000 to $157,000, from the three months ended December 31, 2022. The increase in gain (loss) on sale of available-for-sale securities was the result of securities sold at a loss in the three months ended December 31, 2022. The decrease in mortgage banking income, net, was a result of a decrease in the valuation of mortgage servicing rights and a decrease in loan servicing fees in the three months ended December 31, 2023, and the decrease in brokerage commissions was the result of a decrease in the amount of renewal commissions and management fees.

Noninterest Expense. Noninterest expense decreased $215,000, or 4.4%, to $4.7 million for the three months ended December 31, 2023, from $4.9 million for the three months ended December 31, 2022. The largest components of this decrease were compensation and benefits, which decreased $251,000, or 8.1%, and advertising expense, which decreased $64,000, or 37.9%. These decreases were partially offset by an increase in federal deposit insurance, which increased $103,000, or 174.6%, and an increase in office occupancy expense, which increased $50,000, or 21.0%. Compensation and benefits decreased due to a decrease in annual incentive plan expenses and advertising decreased due to a new ad campaign in the three months ended December 31, 2022. The federal deposit insurance premium increased as a result of FDIC increasing the initial base deposit insurance assessment rate and office occupancy increased due to the addition of a new banking facility in Hoopeston.

Income Tax Expense. We recorded a provision for income tax of $47,000 for the three months ended December 31, 2023, compared to a provision for income tax of $486,000 for the three months ended December 31, 2022, reflecting effective tax rates of 20.3% and 25.7%, respectively.

Asset Quality

At December 31, 2023, our non-accrual loans totaled $29,000 in commercial loans. At December 31, 2023, we had a single one- to four-family loan for $1,000 which was delinquent 90 days or greater and still accruing interest.

At December 31, 2023, loans classified as substandard equaled $3.1 million. Loans classified as substandard consisted of $199,000 in one- to four-family loans, $239,000 in multi-family loans, $920,000 in commercial real estate loans, and $1.8 million in commercial business loans. At December 31, 2023, no loans were classified as doubtful or loss.

At December 31, 2023, watch rated assets consisted of $80,000 in one-to four-family loans.

Loan Modifications and Troubled Debt Restructurings (“TDRs”). After adopting ASU 2022-02, effective July 1, 2023, we no longer held any TDRs and made no loan modifications for borrowers with financial difficulties in the six months ended December 31, 2023. Prior to the adoption of ASU 2022-02, we had TDRs which included loans for which economic concessions had been granted to borrowers with financial difficulties. We periodically modified loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At December 31, 2023, we had no TDRs and at June 30, 2023, we had $215,000 in TDRs.

Foreclosed Assets. At December 31 2023, we had $7,000 in foreclosed assets, compared to $31,000 as of June 30, 2023. Foreclosed assets at December 30, 2023 consisted of one vehicle, while foreclosed assets at June 30, 2023 consisted of $24,000 in residential real estate property and a $7,000 vehicle.

Allowance for Credit Loss Activity

The Company regularly reviews its allowance for credit losses and adjusts its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for credit losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for credit losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for credit losses over the six-month periods ended December 31, 2023 and 2022:

	Six months ended December 31,
	2023	2022
Balance, beginning of period	$7,139	$7,052
Impact of adopting ASU 2016-13	—	47
Loans charged off
Real estate loans
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	—	(4)
Consumer	(25)	(21)

Gross charged off loans	(25)	(25)

Recoveries of loans previously charged off
Real estate loans
One- to four-family	—	1
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	67	12
Consumer	7	4

Gross recoveries of charged off loans	74	17

Net charge offs	49	(8)

Provision charged to expense	747	75

Balance, end of period	$7,935	$7,166

The allowance for credit losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for credit losses through the provisions for credit losses that we charge to income. We charge losses on loans against the allowance for credit losses when we believe the collection of loan principal is unlikely. The allowance for credit losses increased $796,000 to $7.9 million at December 31, 2023, from $7.1 million at June 30, 2023. This increase in allowance was primarily the result of an increase in our loan portfolio and was necessary in order to bring the allowance for credit losses to a level that reflects management’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the loans.

Within each pool, risk elements are evaluated that have specific impacts to the borrowers within the pool. These, along with the general risks and events, and the specific lending policies and procedures by loan type, are analyzed to estimate the qualitative factors used to adjust the historical loss rates. Factors considered by the Company during the evaluation of the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and loan modifications for borrowers with financial difficulties, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. Management reviews economic factors including the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, increased operating costs for businesses, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve, and management has included a qualitative factor within the ACL. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. For the three months ended December 31, 2023, the six months ended December 31, 2023, and the year ended June 30, 2023, our liquidity ratio averaged 25.7%, 26.5% and 29.3% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2023.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2023, cash and cash equivalents totaled $8.2 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $750,000 at December 31, 2023.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $1.1 million and $551,000 for the six months ended December 31, 2023 and 2022 respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay-downs on mortgage-backed securities. Net cash used in investing activities was $(64.2) million and $(35.3) million for the six months ended December 31, 2023 and 2022, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash provided by (used in) financing activities was $60.3 million and $(32.6) million for the six months ended December 31, 2023 and 2022, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2023 and June 30, 2023.

	December 31, 2023	June 30, 2023
	(Dollars in thousands)
Commitments to fund loans	$11,051	$5,081
Lines of credit	99,219	94,159

At December 31, 2023, certificates of deposit due within one year of December 31, 2023 totaled $287.8 million, or 42.4% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits, our line of credit or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2024. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, Federal Reserve Bank Term Funding Program, and CIBC Bank USA. Federal Home Loan Bank advances were $98.1 million, while we had borrowings of $10.0 million from the Federal Reserve Bank (FRB) Discount Window and $24.4 million from the FRB Bank Term Funding Program at December 31, 2023. At December 31, 2023 we had the ability to borrow up to an additional $8.5 million from the Federal Home Loan Bank of Chicago, we had $14.0 million available from CIBC Bank, and also had the ability to borrow $13.7 million from the Federal Reserve based on current collateral pledged.

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

As of December 31, 2023, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	December 31, 2023	June 30, 2023	Minimum to Be Well
	Actual	Actual	Capitalized
Community Bank Leverage Ratio	9.2%	9.5%	9.0%

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

	For the Three Months Ended December 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/Cost

	(Dollars in thousands)
Assets
Loans	$643,966	$8,702	5.41%	$558,529	$6,599	4.73%
Securities:
U.S. Treasury	438	2	1.83%	2,410	9	1.49%
U.S. Government and federal agency	6,506	40	2.46%	6,408	43	2.68%
Mortgage-backed: GSE residential	169,496	1,232	2.91%	175,549	1,217	2.77%
Small Business Administration	14,323	92	2.57%	16,043	99	2.47%
State and political subdivisions	3,259	25	3.07%	3,587	27	3.01%

Total securities	194,022	1,391	2.87%	203,997	1,395	2.74%
Other interest-earning assets	8,455	136	6.43%	9,463	112	4.73%

Total interest-earning assets	846,443	10,229	4.83%	771,989	8,106	4.20%
Non-interest earning assets	38,524			44,515

Total assets	$884,967			$816,504

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$105,346	43	0.16%	$122,707	60	0.20%
Savings accounts	60,554	104	0.69%	72,716	63	0.35%
Money market accounts	159,224	1,291	3.24%	164,461	452	1.10%
Certificates of deposit	309,671	2,898	3.74%	255,936	868	1.36%

	For the Three Months Ended December 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/Cost

	(Dollars in thousands)
Total interest-bearing deposits	634,795	4,336	2.73%	615,820	1,443	0.94%
Borrowings and repurchase agreements	130,171	1,505	4.62%	73,580	618	3.36%

Total interest-bearing liabilities	764,966	5,841	3.05%	689,400	2,061	1.20%
Noninterest-bearing liabilities	45,025			49,713
Other Noninterest-bearing liabilities	5,699			9,642

Total liabilities	815,690			748,755
Stockholders’ equity	69,277			67,749

Total liabilities and stockholders’ equity	$884,967			$816,504

Net interest income		$4,388			$6,045
Interest rate spread (1)			1.78%			3.00%
Net interest margin (2)			2.07%			3.13%
Net interest-earning assets (3)	$81,477			$82,589

Average interest-earning assets to interest-bearing liabilities	111%			112%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

	For the Six Months Ended December 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

	(Dollars in thousands)
Assets
Loans	$624,687	$16,435	5.26%	$548,474	$12,199	4.45%
Securities:
U.S. Treasury	436	3	1.38%	2,900	23	1.59%
U.S. Government and federal agency	6,473	80	2.47%	7,726	98	2.54%
Mortgage-backed: GSE residential	170,019	2,473	2.91%	179,701	2,390	2.66%
Small Business Administration	14,531	204	2.81%	16,046	192	2.39%
State and political subdivisions	3,338	51	3.06%	3,671	54	2.94%

Total securities	194,797	2,811	2.89%	210,044	2,757	2.63%
Other interest-earning assets	9,550	274	5.74%	11,052	228	4.13%

Total interest-earning assets	829,034	19,520	4.71%	769,570	15,184	3.95%
Non-interest earning assets	39,708			41,745

Total assets	$868,742			$811,315

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$104,611	88	0.17%	$124,798	111	0.18%
Savings accounts	61,774	209	0.68%	73,533	107	0.29%
Money market accounts	171,213	2,556	2.99%	167,485	633	0.76%
Certificates of deposit	299,032	5,318	3.56%	249,639	1,208	0.97%

Total interest-bearing deposits	636,630	8,171	2.57%	615,455	2,059	0.67%
Borrowings and repurchase agreements	108,618	2,378	4.38%	61,994	830	2.68%

Total interest-bearing liabilities	745,248	10,549	2.83%	677,449	2,889	0.85%
Noninterest-bearing liabilities	48,405			53,776
Other Noninterest-bearing liabilities	5,788			10,231

Total liabilities	799,441			741,456
Stockholders’ equity	69,301			69,859

Total liabilities and stockholders’ equity	$868,742			$811,315

Net interest income		$8,971			$12,295

Interest rate spread (1)			1.88%			3.10%
Net interest margin (2)			2.16%			3.20%
Net interest-earning assets (3)	$83,786			$92,121

Average interest-earning assets to interest-bearing liabilities	111%			114%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Tax exempt income is not recorded on a tax equivalent basis.

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

	Three Months Ended December 31, 2023 vs. 2022			Six Months Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate

	(In thousands)
Interest-earning assets:
Loans	$1,084	$1,019	$2,103	$1,834	$2,402	$4,236
Securities	(271)	267	(4)	(440)	494	54
Other	(68)	92	24	(80)	126	46

Total interest-earning assets	$745	$1,378	$2,123	$1,314	$3,022	$4,336

Interest-bearing liabilities:
Interest-bearing checking or NOW	$(7)	$(10)	$(17)	$(17)	$(6)	$(23)
Savings accounts	(67)	108	41	(50)	152	102
Certificates of deposit	218	1,812	2,030	283	3,827	4,110
Money market accounts	(101)	940	839	14	1,909	1,923

Total interest-bearing deposits	43	2,850	2,893	230	5,882	6,112
Federal Home Loan Bank advances and repurchase agreements	596	291	887	840	708	1,548

Total interest-bearing liabilities	$639	$3,141	$3,780	$1,070	$6,590	$7,660

Change in net interest income	$106	$(1,763)	$(1,657)	$244	$(3,568)	$(3,324)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of December 31, 2023, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2023, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023 (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 12, 2024	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: February 12, 2024	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer