Form 10-Q
period 2024-03-31
IF Bancorp, Inc.
filed 2024-05-13
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
of the Exchange Act). YES ☐ NO ☒
The Registrant had 3,353,026 shares of common stock, par value $
0.01
per share, issued and outstanding as of May 6, 2024.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	March 31, 2024	June 30, 2023
	(Unaudited)
Assets
Cash and due from banks	$15,885	$10,717
Interest-bearing demand deposits	175	271

Cash and cash equivalents	16,060	10,988

Interest-bearing time deposits in banks	750	1,250
Available-for-sale securities	195,257	201,299
Loans, net of allowance for credit losses of $7,725 and $7,139 at March 31, 2024 and June 30, 2023, respectively	643,326	587,457
Premises and equipment, net of accumulated depreciation of $9,105 and $9,212 at March 31, 2024 and June 30, 2023, respectively	10,683	11,092
Federal Home Loan Bank stock, at cost	5,419	3,127
Foreclosed assets held for sale	7	31
Accrued interest receivable	3,749	2,781
Bank-owned life insurance	15,079	14,761
Mortgage servicing rights	1,454	1,482
Deferred income taxes	10,846	11,037
Other	2,359	3,671

Total assets	$904,989	$848,976

Liabilities and Equity
Liabilities
Deposits
Demand	$43,205	$107,567
Savings, NOW and money market	315,980	344,151
Certificates of deposit	293,603	264,058
Brokered certificates of deposit	29,000	19,538

Total deposits	681,788	735,314

Repurchase agreements	18,182	10,787
Federal Home Loan Bank advances	95,999	19,500
Other borrowings	25,300	—
Advances from borrowers for taxes and insurance	1,331	1,233
Accrued post-retirement benefit obligation	2,448	2,431
Accrued interest payable	2,762	1,666
Allowance for credit losses on off-balance sheet credit exposures	44	216
Other	4,751	6,076

Total liabilities	832,605	777,223

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,353,026 and 3,354,626 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	33	33
Additional paid-in capital	51,833	51,543
Unearned ESOP shares, at cost, 139,527 and 153,960 shares at March 31, 2024 and June 30, 2023, respectively	(1,395)	(1,540)
Retained earnings	43,414	43,365
Accumulated other comprehensive loss, net of tax	(21,501)	(21,648)

Total stockholders’ equity	72,384	71,753

Total liabilities and stockholders’ equity	$904,989	$848,976

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$9,273	$6,690	$25,708	$18,889
Securities:
Taxable	1,364	1,345	4,124	4,048
Tax-exempt	23	26	74	80
Federal Home Loan Bank dividends	112	64	258	134
Deposits with other financial institutions	31	73	159	231

Total interest and dividend income	10,803	8,198	30,323	23,382

Interest Expense
Deposits	4,756	2,501	12,927	4,560
Federal Home Loan Bank advances and repurchase agreements	1,392	661	3,620	1,491
Line of credit and other borrowings	396	—	546	—

Total interest expense	6,544	3,162	17,093	6,051

Net Interest Income	4,259	5,036	13,230	17,331
Provision (Credit) for Credit Losses	(390)	240	196	253

Net Interest Income After Provision (Credit) for Credit Losses	4,649	4,796	13,034	17,078

Noninterest Income
Customer service fees	100	91	309	294
Other service charges and fees	62	58	195	173
Insurance commissions	182	130	556	506
Brokerage commissions	166	168	485	607
Net realized gains (losses) on sales of available-for-sale securities	—	12	—	(171)
Mortgage banking income, net	126	43	218	267
Gain on sale of loans	76	48	186	124
Bank-owned life insurance income, net	112	96	318	290
Other	316	296	916	938

Total noninterest income	1,140	942	3,183	3,028

Noninterest Expense
Compensation and benefits	3,081	3,203	8,929	9,414
Office occupancy	277	248	854	728
Equipment	549	563	1,688	1,725
Federal deposit insurance	135	57	435	169
Stationary, printing and office	18	23	48	78
Advertising	104	109	286	379
Professional services	75	78	304	368
Supervisory examinations	19	43	73	132
Audit and accounting services	21	43	127	137
Organizational dues and subscriptions	22	8	51	51
Insurance bond premiums	64	50	177	151
Telephone and postage	49	44	122	124
Loss (gain) on foreclosed assets, net	—	—	2	(28)
Other	424	377	1,297	1,187

Total noninterest expense	4,838	4,846	14,393	14,615

Income Before Income Tax	951	892	1,824	5,491
Provision for Income Tax	243	202	465	1,428

Net Income	$708	$690	$1,359	$4,063

Earnings Per Share:
Basic	$0.22	$0.22	$0.42	$1.29
Diluted	$0.22	$0.21	$0.42	$1.25
Dividends declared per common share	$0.20	$0.20	$0.40	$0.40
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net Income	$708	$690
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(606) and $874, for 2024 and 2023, respectively	(1,521)	2,195
Less: reclassification adjustment for realized gains included in net income, net of taxes of $0 and $4, for 2024 and 2023, respectively	—	8

	(1,521)	2,187
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $0 and $0 for 2024 and 2023, respectively	(1)	(2)

Other comprehensive income (loss), net of tax	(1,522)	2,185

Comprehensive Income (Loss)	$(814)	$2,875

	Nine Months Ended March 31,
	2024	2023
Net Income	$1,359	$4,063
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $58 and $(649), for 2024 and 2023, respectively	146	(1,630)
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $ 0 and $(48), for 2024 and 2023, respectively	—	(123)

	146	(1,507)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $1 and $(1) for 2024 and 2023, respectively	1	(4)

Other comprehensive income (loss), net of tax	147	(1,511)

Comprehensive Income	$1,506	$2,552

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the three months ended March 31, 2024
Balance, January 1, 2024	$33	$51,753	$(1,443)	$43,377	$(19,979)	$73,741
Net income	—	—	—	708	—	708
Other comprehensive loss	—	—	—	—	(1,522)	(1,522)
Dividends on common stock, $0.20 per share	—	—	—	(671)	—	(671)
Stock equity plan	—	49	—	—	—	49
ESOP shares earned, 4,811 shares	—	31	48	—	—	79

Balance, March 31, 2024	$33	$51,833	$(1,395)	$43,414	$(21,501)	$72,384

For the three months ended March 31, 2023
Balance, January 1, 2023	$33	$51,021	$(1,636)	$42,714	$(21,042)	$71,090
Net income	—	—	—	690	—	690
Other comprehensive income	—	—	—	—	2,185	2,185
Dividends on common stock, $0.20 per share	—	—	—	(672)	—	(672)
Stock options exercised	—	283	—	—	—	283
Stock equity plan	—	90	—	—	—	90
ESOP shares earned, 4,811 shares	—	35	48	—	—	83

Balance, March 31, 2023	$33	$51,429	$(1,588)	$42,732	$(18,857)	$73,749

See accompanying notes to the unaudited condensed consolidated financial statements.

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the nine months ended March 31, 2024
Balance, July 1, 2023	$33	$51,543	$(1,540)	$43,365	$(21,648)	$71,753
Net income	—	—	—	1,359	—	1,359
Other comprehensive income	—	—	—	—	147	147
Dividends on common stock, $0.40 per share	—	—	—	(1,310)	—	(1,310)
Stock equity plan	—	212	—	—	—	212
ESOP shares earned, 14,433 shares	—	78	145	—	—	223

Balance, March 31, 2024	$33	$51,833	$(1,395)	$43,414	$(21,501)	$72,384

For the nine months ended March 31, 2023
Balance, June 30, 2022	$32	$50,342	$(1,732)	$40,362	$(17,346)	$71,658
Cumulative impact of ASU 2016-13	—	—	—	(388)	—	(388)

Balance, July 1, 2022	$32	$50,342	$(1,732)	$39,974	$(17,346)	$71,270
Net income	—	—	—	4,063	—	4,063
Other comprehensive loss	—	—	—	—	(1,511)	(1,511)
Dividends on common stock, $0.40 per share	—	—	—	(1,305)	—	(1,305)
Stock options exercised	1	731	—	—	—	732
Stock equity plan	—	237	—	—	—	237
ESOP shares earned, 14,434 shares	—	119	144	—	—	263

Balance, March 31, 2023	$33	$51,429	$(1,588)	$42,732	$(18,857)	$73,749

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended March 31,
	2024	2023
Operating Activities
Net income	$1,359	$4,063
Items not requiring (providing) cash
Depreciation	514	487
Provision for credit losses	196	253
Amortization (accretion) of premiums and discounts on securities	(172)	217
Deferred income taxes	132	(236)
Net realized gains on loan sales	(186)	(124)
Net realized losses on sales of available-for-sale securities	—	171
Loss (gain) on foreclosed assets held for sale	2	(28)
Bank-owned life insurance income, net	(318)	(290)
ESOP compensation expense	223	263
Stock equity plan expense	212	237
Originations of loans held for sale	(9,225)	(5,116)
Proceeds from sales of loans held for sale	8,938	5,458
Changes in
Accrued interest receivable	(968)	(618)
Other assets	1,312	(1,648)
Accrued interest payable	1,096	785
Post-retirement benefit obligation	19	17
Other liabilities	(1,996)	(2,239)

Net cash provided by operating activities	1,138	1,652

Investing Activities
Net change in interest bearing time deposits	500	250
Purchases of available-for-sale securities	(1,977)	(16,810)
Proceeds from the sales of available-for-sale securities	—	7,695
Proceeds from maturities and pay-downs of available-for-sale securities	8,395	19,832
Net change in loans	(55,739)	(59,786)
Purchase of premises and equipment	(193)	(2,142)
Proceeds from sale of premises and equipment	88	—
Proceeds from sale of foreclosed assets	25	148
Purchase of Federal Home Loan Bank stock	(2,292)	(1,050)
Redemption of Federal Home Loan Bank Stock	—	349

Net cash used in investing activities	(51,193)	(51,514)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(92,533)	(96,884)
Net increase in certificates of deposit, including brokered certificates	39,007	36,432
Net increase in advances from borrowers for taxes and insurance	98	849
Proceeds from other borrowings	497,875	—
Repayments of other borrowings	(472,575)	—
Proceeds from Federal Home Loan Bank advances	561,999	263,600
Repayments of Federal Home Loan Bank advances	(485,500)	(222,100)
Net increase in repurchase agreements	7,395	1,520
Dividends paid	(639)	(633)
Proceeds from exercise of stock options	—	732

Net cash provided by (used in) financing activities	55,127	(16,484)

Net Increase (Decrease) in Cash and Cash Equivalents	5,072	(66,346)
Cash and Cash Equivalents, Beginning of Period	10,988	75,811

Cash and Cash Equivalents, End of Period	$16,060	$9,465

Supplemental Cash Flows Information
Interest paid	$15,997	$5,266
Income taxes paid, net of refunds	$221	$1,780
Foreclosed assets acquired in settlement of loans	$3	$—
Dividends payable	$671	$672
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2024 and June 30, 2023, and the results of its operations for the three month and nine month periods ended March 31, 2024 and 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2023. The results of operations for the three-month and nine-month periods ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire year.
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

Note 2: New Accounting Pronouncements
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale
debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update was effective for interim and annual periods beginning after December 15, 2022. In preparation for the adoption of ASU
2016-13,
we engaged a firm specializing in ALLL modeling and utilized transition modeling for the two years prior to implementation. We also had our CECL model validated by an independent firm.
The Company early adopted ASU
2016-13
using the current expected credit loss (“CECL”) methodology for financial assets measured at amortized cost, effective July 1, 2022. Results for the periods beginning after July 1, 2022, are presented under ASU
2016-13,
while prior period amounts were reported in accordance with the previously applicable accounting standards. The Company recorded a reduction to retained earnings of approximately $388,000 upon adoption of ASU
2016-13.
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
A summary of ESOP shares at March 31, 2024 and June 30, 2023 are as follows (dollars in thousands):

	March 31, 2024	June 30, 2023
Allocated shares	170,696	162,986
Shares committed for release	14,433	19,245
Unearned shares	139,527	153,960

Total ESOP shares	324,656	336,191

Fair value of unearned ESOP shares (1)	$2,320	$2,223

(1)	Based on closing price of $16.63 and $14.44 per share on March 31, 2024, and June 30, 2023, respectively.
During the nine months ended March 31, 2024, 9,130 ESOP shares were paid to ESOP participants due to separation from service and 2,405 shares were transferred out as a result of participant diversification. During the nine months ended March 31, 2023, 9,348 ESOP shares were paid to ESOP participants due to separation from service and 7,683 shares were transferred out as a result of participant diversification.
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
On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. These shares of restricted stock vested in equal installments over 10 years and the stock options vested in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014, and were fully vested in December 2023. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 8 years, starting in December 2016, and were fully vested in December 2023. On September 9, 2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. No shares have been granted from the 2022 Equity Incentive Plan as of March 31, 2024, so there are 211,880 shares of restricted stock and 52,970 stock option shares available for future grants under this plan.
The following table summarizes stock option activity for the nine months ended March 31, 2024 (dollars in thousands):

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, June 30, 2023	90,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	90,143	16.63

Outstanding, March 31, 2024	—	$—	0.0	$0

Exercisable, March 31, 2024	—	$—	0.0	$0

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no stock options granted during the nine months ended March 31, 2024, and no stock options outstanding as of March 31, 2024.
No stock options vested during the nine months ended March 31, 2024 and 2023. Stock-based compensation expense and related tax benefit were zero for stock options for the nine months ended March 31, 2024 and 2023. Compensation cost related to non-vested
stock options was recognized over the seven-year vesting period ending in December, 2020, leaving no unrecognized compensation cost at March 31, 2024.
The following table summarizes
non-vested
restricted stock activity for the nine months ended March 31, 2024:

	Shares	Weighted-Average Grant-Date Fair Value
Balance, June 30, 2023	62,314	$18.76
Granted	—	—
Forfeited	1,600	19.10
Earned and issued	19,914	18.76

Balance, March 31, 2024	40,800	$19.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $212,000 and $61,000, respectively, for the nine months ended March 31, 2024, and was $234,000 and $67,000, respectively, for the nine months ended March 31, 2023. Unrecognized compensation expense for non-vested
restricted stock awards was $666,000 at March 31, 2024, and is expected to be recognized over 3.4 years with a corresponding credit to paid-in
capital.

Note 4: Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three month and nine-month periods ended March 31, 2024 and 2023. The factors used in the earnings per common share computation are as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
Net income	$708	$690	$1,359	$4,063

Basic weighted average shares outstanding	3,353,026	3,343,670	3,354,097	3,318,809
Less: Average unallocated ESOP shares	(141,932)	(161,177)	(146,743)	(165,988)

Basic average shares outstanding	3,211,094	3,182,493	3,207,354	3,152,821

Diluted effect of restricted stock awards and stock options	—	82,103	—	86,964

Diluted average shares outstanding	3,211,094	3,264,596	3,207,354	3,239,785

Basic earnings per common share	$0.22	$0.22	$0.42	$1.29

Diluted earnings per common share	$0.22	$0.21	$0.42	$1.25

Note 5: Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses on securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2024:
U.S. Treasury	$497	$—	$(54)	$443
U.S. Government and federal agency	6,979	—	(412)	6,567
Mortgage-backed:
GSE residential	198,279	41	(27,382)	170,938
Small Business Administration	16,560	—	(2,359)	14,201
State and political subdivisions	3,110	—	(2)	3,108

	$225,425	$41	$(30,209)	$195,257

June 30, 2023:
U.S. Treasury	$497	$—	$(59)	$438
U.S. Government and federal agency	6,976	—	(499)	6,477
Mortgage-backed:
GSE residential	203,139	21	(27,434)	175,726
Small Business Administration	17,629	1	(2,397)	15,233
State and political subdivisions	3,431	—	(6)	3,425

	$231,672	$22	$(30,395)	$201,299

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
For AFS securities with fair value less than amortized cost that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income (loss). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections, and is recorded to the allowance for credit losses (ACL) on investments, by a charge to provision for credit losses. Accrued interest receivable, or $531,000, is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there would be no ACL in this situation.
At adoption of ASU
2016-13,
no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at March 31, 2024, and June 30, 2023.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company did not hold securities of any one issuer at March 31, 2024 with a book value that exceeded 10% of the Company’s total equity except for: Mortgage-backed Government Sponsored Entity (GSE) residential securities and Small Business Administration securities with a book value of approximately $198,279,000 and $16,560,000, respectively, and a market value of approximately $170,938,000 and $14,201,000, respectively, at March 31, 2024.
All mortgage-backed securities at March 31, 2024 and June 30, 2023 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$4,001	$3,921
One to five years	3,691	3,558
Five to ten years	9,633	8,713
After ten years	9,821	8,127

	27,146	24,319
Mortgage-backed securities	198,279	170,938

Totals	$225,425	$195,257

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $83,514,000 and $138,022,000 as of March 31, 2024 and June 30, 2023, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $18.2 million at March 31, 2024 and $10.8 million at June 30, 2023. At March 31, 2024, all $18.2 million of our repurchase agreements had an overnight maturity and all of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Gross gains of $0 and $12,000 and gross losses of $0 and $183,000, resulting from sales of available-for-sale
securities were realized for the nine-month period ended March 31, 2024, and 2023, respectively. The tax credit applicable to these net realized losses amounted to approximately $0 and $48,000 respectively. Gross gains of $0 and $12,000 and gross losses of $0 and $0, resulting from sales of available-for-sale
securities were realized for the three-month period ended March 31, 2024 and 2023, respectively. The tax provision applicable to these net realized gains amounted to approximately $0 and $4,000, respectively.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2024 and June 30, 2023 was $190,402,000 and $194,818,000, respectively, which is approximately 98% and 97% of the Company’s available-for-sale
investment portfolio. These declines in fair value at March 31, 2024 and June 30, 2023, resulted from increases in market interest rates and are considered temporary.

The following tables show the gross unrealized investment losses and the fair value of the Company’s investments for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and June 30, 2023:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024:
U.S. Treasury	$—	$—	$443	$(54)	$443	$(54)
U.S. Government and federal agency	—	—	6,567	(412)	6,567	(412)
Mortgage-backed:
GSE residential	3,227	(79)	164,914	(27,303)	168,141	(27,382)
Small Business Administration	—	—	14,201	(2,359)	14,201	(2,359)
State and political subdivisions	1,050	(2)	—	—	1,050	(2)

Total	$4,277	$(81)	$186,125	$(30,128)	$190,402	$(30,209)

June 30, 2023:
U.S. Treasury	$—	$—	$438	$(59)	$438	$(59)
U.S. Government and federal agency	—	—	6,477	(499)	6,477	(499)
Mortgage-backed:
GSE residential	14,517	(440)	158,413	(26,994)	172,930	(27,434)
Small Business Administration	1,148	(60)	12,762	(2,337)	13,910	(2,397)
State and political subdivisions	1,063	(6)	—	—	1,063	(6)

Total	$16,728	$(506)	$178,090	$(29,889)	$194,818	$(30,395)

As of March 31, 2024, the company’s
available-for-sale
securities portfolio consisted of 178 securities, of which 174 were in an unrealized loss position. The unrealized losses relate to all categories of securities.
The unrealized losses on the Company’s investment in U.S. Treasury, U.S. Government and federal agency, Mortgage-backed Government sponsored enterprises, Small Business Administration and state and political subdivision securities at March 31, 2024 and June 30, 2023, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to need an allowance for credit losses at March 31, 2024 and June 30, 2023.

Note 6: Loans and Allowance for Credit Losses
Classes of loans include:

	March 31, 2024	June 30, 2023
Real estate loans:
One- to four-family	$176,117	$163,854
Multi-family	127,757	89,649
Commercial	198,823	193,707
Home equity lines of credit	9,602	8,066
Construction	41,342	50,973
Commercial	89,383	79,693
Consumer	7,657	8,382

Total loans	650,681	594,324
Less:
Unearned fees and discounts, net	(370)	(272)
Allowance for credit losses	7,725	7,139

Loans, net	$643,326	$587,457

The Company had loans held for sale included in
one-
to four-family real estate loans totaling $501,000 and $0 as of March 31, 2024 and June 30, 2023, respectively.
The Company believes that sound loans are a necessary and desirable means of deploying funds available for investment. Recognizing the Company’s obligations to its depositors and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit, and that opportunity affords. The Company maintains lending policies and procedures designed to focus our lending efforts on the types, locations, and duration of loans most appropriate for our business model and markets. The Company’s lending activity includes the origination of one-
to four-family residential mortgage loans, multi-family loans, commercial real estate loans, home equity lines of credits, commercial business loans, consumer loans (consisting primarily of automobile loans), construction loans and land loans. The primary lending market includes the Illinois counties of Vermilion, Iroquois, Champaign, and Kankakee, as well as the adjacent counties in Illinois and Indiana. The Company also has a loan production management office in Osage Beach, Missouri, which serves the Missouri counties of Camden, Miller, and Morgan. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.
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
The Company offers USDA (USDA Rural Development), FHA and VA loans that are originated through a nationwide wholesale lender.
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
Commercial Real Estate and Multi-Family Real Estate Loans
Commercial real estate mortgage loans are primarily secured by owner-occupied businesses, retail rentals, churches, office buildings and farm loans secured by real estate. In underwriting commercial real estate and multi-family real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the Company.
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
Loan Concentration
The loan portfolio includes a concentration of loans secured by commercial and multi-family real estate properties amounting to $352,406,000 and $328,721,000 as of March 31, 2024 and June 30, 2023, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $589,000 and $652,000 at March 31, 2024 and June 30, 2023, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $50,748,000 and $46,073,000 at March 31, 2024 and June 30, 2023, respectively, of which $33,794,000 and $28,951,000, at March 31, 2024 and June 30, 2023 were outside our primary market area.

Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses for the three-month and nine-month periods ended March 31, 2024 and 2023 and the year ended June 30, 2023:

	Three Months Ended March 31, 2024 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,809	$1,865	$2,593	$147
Provision (credit) for credit losses	16	(76)	(280)	—
Losses charged off	—	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,828	$1,789	$2,313	$147

Loans:
Ending balance	$176,117	$127,757	$198,823	$9,602

	Three Months Ended March 31, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$539	$915	$67	$7,935
Provision (credit) for credit losses	(2)	(44)	8	(378)
Losses charged off	—	—	(10)	(10)
Recoveries	—	174	1	178

Balance, end of period	$537	$1,045	$66	$7,725

Loans:
Ending balance	$41,342	$89,383	$7,657	$650,681

	Nine Months Ended March 31, 2024 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,898	$1,121	$2,369	$121
Provision (credit) for credit losses	(73)	668	(56)	26
Losses charged off	—	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,828	$1,789	$2,313	$147

Loans:
Ending balance	$176,117	$127,757	$198,823	$9,602

	Nine Months Ended March 31, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$765	$794	$71	$7,139
Provision (credit) for credit losses	(228)	10	22	369
Losses charged off	—	—	(35)	(35)
Recoveries	—	241	8	252

Balance, end of period	$537	$1,045	$66	$7,725

Loans:
Ending balance	$41,342	$89,383	$7,657	$650,681

	Year Ended June 30, 2023 Real Estate Loans
	One- to Four- Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of year (prior to adoption of ASU 2016-13)	$1,028	$1,375	$1,985	$70
Impact of adopting ASU 2016-13	382	(140)	385	33
Provision charged to expense	487	(114)	(1)	18
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of year	$1,898	$1,121	$2,369	$121

Loans:
Ending balance	$163,854	$89,649	$193,707	$8,066

	Year Ended June 30, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of year (prior to adoption of ASU 2016-13)	$489	$2,025	$80	$7,052
Impact of adopting ASU 2016-13	192	(818)	13	47
Provision charged to expense	84	(422)	—	52
Losses charged off	—	(14)	(37)	(51)
Recoveries	—	23	15	39

Balance, end of year	$765	$794	$71	$7,139

Loans:
Ending balance	$50,973	$79,693	$8,382	$594,324

	Three Months Ended March 31, 2023
	Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,722	$1,402	$2,392	$101
Provision charged to expense	268	(117)	118	(3)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,990	$1,285	$2,510	$98

Loans:
Ending balance	$158,388	$98,891	$198,976	$7,058

	Three Months Ended March 31, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$585	$871	$93	$7,166
Provision charged to expense	101	12	(12)	367
Losses charged off	—	—	(9)	(9)
Recoveries	—	6	5	11

Balance, end of period	$686	$889	$77	$7,535

Loans:
Ending balance	$42,881	$71,129	$8,491	$585,814

	Nine Months Ended March 31, 2023
	Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period (prior to adoption of ASU 2016-13)	$1,028	$1,375	$1,985	$70
Impact of adopting ASU 2016-13	382	(140)	385	33
Provision charged to expense	579	50	140	(5)
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,990	$1,285	$2,510	$98

Loans:
Ending balance	$158,388	$98,891	$198,976	$7,058

	Nine Months Ended March 31, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period (prior to adoption of ASU 2016-13)	$489	$2,025	$80	$7,052
Impact of adopting ASU 2016-13	192	(818)	13	47
Provision charged to expense	5	(332)	5	442
Losses charged off	—	(4)	(30)	(34)
Recoveries	—	18	9	28

Balance, end of period	$686	$889	$77	$7,535

Loans:
Ending balance	$42,881	$71,129	$8,491	$585,814

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
The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and calendar year of origination as of March 31, 2024 and June 30, 2023 (in thousands):
March 31, 2024

Risk Rating	2024	2023	2022	2021	2020	Prior Years	Total
One- to Four-Family
Pass	$7,525	$40,980	$52,989	$25,080	$15,651	$33,618	$175,843
Special Mention	—	—	—	77	—	—	77
Substandard	—	14	5	5	—	173	197

Total	$7,525	$40,994	$52,994	$25,162	$15,651	$33,791	$176,117

Multi-Family
Pass	$320	$10,385	$51,405	$20,350	$22,898	$22,163	$127,521
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	236	236

Total	$320	$10,385	$51,405	$20,350	$22,898	$22,399	$127,757

Commercial Real Estate
Pass	$1,926	$24,432	$61,466	$27,898	$31,072	$50,797	$197,591
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	150	830	252	1,232

Total	$1,926	$24,432	$61,466	$28,048	$31,902	$51,049	$198,823

Home Equity Line of Credit
Pass	$334	$3,393	$1,936	$1,533	$895	$1,511	$9,602
Special Mention	—	—	—	—	—	—	—

Substandard	—	—	—	—	—	—	—

Total	$334	$3,393	$1,936	$1,533	$895	$1,511	$9,602

Construction
Pass	$2,294	$35,753	$3,069	$—	$—	$226	$41,342
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,294	$35,753	$3,069	$—	$—	$226	$41,342

Commercial Business
Pass	$3,496	$36,107	$14,963	$10,441	$8,103	$14,374	$87,484
Special Mention	—	—	—	—	—	—	—
Substandard	—	133	32	190	1,488	56	1,899

Total	$3,496	$36,240	$14,995	$10,631	$9,591	$14,430	$89,383

Consumer
Pass	$742	$3,199	$2,129	$970	$483	$134	$7,657
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$742	$3,199	$2,129	$970	$483	$134	$7,657

Total Loans
Pass	$16,637	$154,249	$187,957	$86,272	$79,102	$122,823	$647,040
Special Mention	—	—	—	77	—	—	77
Substandard	—	147	37	345	2,318	717	3,564

Total	$16,637	$154,396	$187,994	$86,694	$81,420	$123,540	$650,681

June 30, 2023

Risk Rating	2023	2022	2021	2020	2019	Prior Years	Total
One- to Four-Family
Pass	$22,032	$56,054	$27,843	$18,468	$5,996	$32,729	$163,122
Watch	—	—	—	—	—	335	335
Substandard	14	6	94	61	222	—	397

Total	$22,046	$56,060	$27,937	$18,529	$6,218	$33,064	$163,854

Multi-Family
Pass	$674	$37,826	$10,647	$14,399	$8,587	$17,272	$89,405
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	244	—	244

Total	$674	$37,826	$10,647	$14,399	$8,831	$17,272	$89,649

Commercial Real Estate
Pass	$12,214	$63,645	$29,320	$32,502	$5,844	$49,239	$192,764
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	862	81	—	943

Total	$12,214	$63,645	$29,320	$33,364	$5,925	$49,239	$193,707

Home Equity Line of Credit
Pass	$982	$2,554	$1,301	$1,035	$789	$1,405	$8,066
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$982	$2,554	$1,301	$1,035	$789	$1,405	$8,066

Construction
Pass	$2,882	$29,188	$10,432	$8,471	$—	$—	$50,973
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,882	$29,188	$10,432	$8,471	$—	$—	$50,973

Commercial Business
Pass	$12,449	$20,004	$17,673	$8,797	$7,669	$8,841	$75,433
Watch	—	—	—	—	—	—	—
Substandard	2,779	59	174	1,189	57	2	4,260

Total	$15,228	$20,063	$17,847	$9,986	$7,726	$8,843	$79,693

Consumer
Pass	$2,391	$3,181	$1,653	$834	$211	$107	$8,377
Watch	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	4	5

Total	$2,391	$3,181	$1,654	$834	$211	$111	$8,382

Total Loans
Pass	$53,624	$212,452	$98,869	$84,506	$29,096	$109,593	$588,140
Watch	—	—	—	—	—	335	335
Substandard	2,793	65	269	2,112	604	6	5,849

Total	$56,417	$212,517	$99,138	$86,618	$29,700	$109,934	$594,324

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
March 31, 2024:
Real estate loans:
One- to four-family	$922	$423	$—	$1,345	$174,772	$176,117	$—
Multi-family	—	—	—	—	127,757	127,757	—
Commercial	384	179	252	815	198,008	198,823	252
Home equity lines of credit	—	18	—	18	9,584	9,602	—
Construction	—	—	—	—	41,342	41,342	—
Commercial	573	133	—	706	88,677	89,383	—
Consumer	36	24	—	60	7,597	7,657	—

Total	$1,915	$777	$252	$2,944	$647,737	$650,681	$252

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2023:
Real estate loans:
One- to four-family	$523	$116	$—	$639	$163,215	$163,854	$—
Multi-family	—	—	—	—	89,649	89,649	—
Commercial	153	—	—	153	193,554	193,707	—
Home equity lines of credit	—	20	—	20	8,046	8,066	—
Construction	—	—	—	—	50,973	50,973	—
Commercial	56	—	58	114	79,579	79,693	—
Consumer	47	6	2	55	8,327	8,382	—

Total	$779	$142	$60	$981	$593,343	$594,324	$—

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some loans are selected to be evaluated individually. At March 31, 2024 June 30, 2023, no non-performing
loans were individually evaluated and no specific reserve was established.
The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded at March 31, 2024 and June 30, 2023:

	March 31, 2024		June 30, 2023
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Mortgages on real estate:
One- to four-family	$—	$—	$—	$—
Multi-family	—	—	—	—
Commercial	—	—	—	—
Home equity lines of credit	—	—	—	—
Construction loans	—	—	—	—
Commercial business loans	—	—	—	115
Consumer loans	—	—	—	2

Total	$—	$—	$—	$117

Loan Modifications and Troubled Debt Restructurings (TDRs)
After adopting ASU
2022-02,
effective July 1, 2023, the Company has had no loan modifications for borrowers with financial difficulties in the three and nine months ended March 31, 2024. Prior to the adoption of ASU
2022-02,
the Company had no loans that were modified in troubled debt restructurings in the year ended June 30, 2023.
As of March 31, 2024, the Company no longer held any TDRs, while as of June 30, 2023, the Company had a number of loans that were modified in troubled debt restructurings. The modification of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
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

TDRs with Defaults
The Company had no TDRs in default and no restructured loans in foreclosure as of March 31, 2024 or as of June 30, 2023. The Company defines a default as any loan that becomes 90 days or more past due.
Specific loss allowances are included in the calculation of estimated future loss ratios, which are applied to the various loan portfolios for the purpose of estimating future losses.
Management considers the level of defaults within the various portfolios, as well as the current adverse economic environment and negative outlook in the real estate and collateral markets when evaluating qualitative adjustments used to determine the adequacy of the allowance for loan losses. Management believes the qualitative adjustments more accurately reflect collateral values in light of the sales and economic conditions that the Company has recently observed.
The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of March 31, 2024, the Company did not have any foreclosed residential real estate properties as a result of obtaining physical possession. As of March 31, 2024, the Company did not have any residential mortgage loans and home equity loans with a collateralized by residential real estate property for which formal foreclosure proceedings were in process.
Note 7: Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $5,419,000 and $3,127,000 of Federal Home Loan Bank stock as of March 31, 2024 and June 30, 2023, respectively. The FHLB provides liquidity and funding through advances.
Note 8: Federal Home Loan Bank Advances and Other Borrowings
The Federal Home Loan Bank advances totaled $95,999,000 and $19,500,000 as of March 31, 2024 and June 30, 2023, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate and HELOC loans totaling $449,386,000 at March 31, 2024 and $350,838,000 at June 30, 2023, and are subject to restrictions or penalties in the event of prepayment. Interest rates on advances were from 0 to 5.46 percent with maturities from 2024 to 2030 at March 31, 2024, while interest rates on advances were from 2.58 to 5.16 percent with maturities from 2024 to 2026 at June 30, 2023. At March 31, 2024, our advances included seven advances at a rate of 0% totaling $1,499,000 as part of the Federal Home Loan Bank Community Small Business Advance program.
Other borrowings include borrowings from the Federal Reserve Bank Term Funding Program (BTFP). The Federal Reserve created the BTFP in March 2023 to offer loans of up to one year in length to qualifying financial institutions which pledge collateral, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. The collateral is valued at par and advances under this program do not include any fees or prepayment penalties. At March 31, 2024, we had total borrowings from the Federal Reserve BTFP of $25,325,000 at a rate of 4.76% with a maturity of January 16, 2025. The collateral par value of securities pledged to the Federal Reserve BTFP was $25,325,000 as of March 31, 2024. At June 30, 2023, we had no borrowings from the Federal Reserve.

Note 9: Accumulated Other Comprehensive Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the nine months ended March 31, 2024 and 2023:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
March 31, 2024:
Beginning balance	$(21,715)	$67	$(21,648)
Other comprehensive loss before reclassification	146	—	146
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	—	1	1

Ending balance	$(21,569)	$68	$(21,501)

March 31, 2023:
Beginning balance	$(17,263)	$(83)	$(17,346)
Other comprehensive loss before reclassification	(1,630)	—	(1,630)
Amounts reclassified from accumulated other comprehensive income	123	—	123
Net current period other comprehensive loss	—	(4)	(4)

Ending balance	$(18,770)	$(87)	$(18,857)

Note 10: Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the three- and nine-month periods ended March 31, 2024 and 2023, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$—	$12	$—	$(171)	Net realized gains (losses) on sale of available-for- sale securities
Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	(1)	(2)	2	(5)

Total reclassified amount before tax	(1)	10	2	(176)
Tax expense	—	4	1	(49)	Provision for Income Tax

Total reclassification out of AOCI	$(1)	$6	$1	$(127)	Net Income

Note 11: Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Computed at the statutory rate	$200	$187	$383	$1,153
Decrease resulting from
Tax exempt interest	(6)	(6)	(24)	(17)
Cash surrender value of life insurance	(24)	(20)	(67)	(61)
State income taxes	66	88	127	423
Other	7	(47)	46	(70)

Actual expense	$243	$202	$465	$1,428

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
As of March 31, 2024, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.
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

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and June 30, 2023:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024:
Available-for-sale securities:
US Treasury	$443	$443	$—	$—
US Government and federal agency	6,567	—	6,567	—
Mortgage-backed securities – GSE residential	170,938	—	170,938	—
Small Business Administration	14,201	—	14,201	—
State and political subdivisions	3,108	—	1,050	2,058
Mortgage servicing rights	1,454	—	—	1,454

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:
Available-for-sale securities:
US Treasury	$438	$—	$438	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	6,477	—	6,477	—
Mortgage-backed: GSE residential	175,726	—	175,726	—
Small Business Administration	15,233	—	15,233	—
State and political subdivisions	3,425	—	1,064	2,361
Mortgage servicing rights	1,482	—	—	1,482
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:
Nine months ended March 31, 2024

	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,361	$1,482	$3,843
Transfers into Level 3	—	98	98
Transfers out of Level 3	—	(102)	(102)
Total realized and unrealized gains and losses included in net income	—	(24)	(24)
Purchases	—	—	—
Sales	—	—	—
Settlements	(303)	—	(303)

Ending balance	$2,058	$1,454	$3,512

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$(24)	$(24)

	Year ended June 30, 2023
	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,662	$1,463	$4,125
Transfers into Level 3	—	89	89
Transfers out of Level 3	—	(171)	(171)
Total realized and unrealized gains and losses included in net income	—	101	101
Purchases	—	—	—
Sales	—	—	—
Settlements	(301)	—	(301)

Ending balance	$2,361	$1,482	$3,843

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$101	$101

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2024 and June 30, 2023.

	Fair Value at March 31, 2024	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,454	Discounted cash flow	Discount rate	9.5% (9.5%)
			Constant prepayment rate	6.0% - 7.0% (6.9%)
			Probability of default	0.09% - 0.12% (0.12%)
State and political subdivisions	2,058	Discounted cash flow	Maturity/Call Date	1 month – 9 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)

	Fair Value at June 30, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,482	Discounted cash flow	Discount rate	9.5% (9.5%)
			Constant prepayment rate	6.0% - 6.7% (6.9%)
			Probability of default	0.09% - 0.12% (0.12%)
State and political subdivisions	2,361	Discounted cash flow	Maturity/Call Date	1 month – 9 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and June 30, 2023.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024:
Financial assets
Cash and cash equivalents	$16,060	$16,060	$—	$—
Interest-bearing time deposits in banks	750	750	—	—
Loans, net of allowance for credit losses	643,326	—	—	633,614
Federal Home Loan Bank stock	5,419	—	5,419	—
Accrued interest receivable	3,749		3,749	—
Financial liabilities
Deposits	681,788	—	320,692	321,464

Repurchase agreements	18,182	—	18,182	—
Federal Home Loan Bank advances	95,999	—	95,643	—
Other borrowings	25,300	—	25,317	—
Advances from borrowers for taxes and insurance	1,331	—	1,331	—
Accrued interest payable	2,762	—	2,762	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:
Financial assets
Cash and cash equivalents	$10,988	$10,988	$—	$—
Interest-bearing time deposits in banks	1,250	1,250	—	—
Loans, net of allowance for credit losses	587,457	—	—	564,432
Federal Home Loan Bank stock	3,127	—	3,127	—
Accrued interest receivable	2,781	—	2,781	—
Financial liabilities
Deposits	735,314	—	451,718	282,351
Repurchase agreements	10,787	—	10,787	—
Federal Home Loan Bank advances	19,500	—	19,382	—
Advances from borrowers for taxes and insurance	1,233	—	1,233	—
Accrued interest payable	1,666	—	1,666	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
The methods utilized to measure the fair value of financial instruments at March 31, 2024, represent an approximation of exit price; however, an actual exit price may differ.

Note 14: Commitments
Commitments to Originate Loans
Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case
basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.
Lines of Credit
Lines of credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case
basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet
instruments.
Off-Balance
Sheet Credit Exposures
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. During the nine months ended March 31, 2024, the Company recorded a credit for credit losses on off-balance
sheet credit exposures of $(173,000), compared to credit for credit losses of $(189,000) for the nine months ended March 31, 2023. During the three months ended March 31, 2024, the Company recorded a credit for credit losses on off-balance
sheet credit exposures of $(12,000), compared to credit for credit losses of $(127,000) for the three months ended March 31, 2023. Our ACL on off-balance
sheet credit exposures was $44,000 and $216,000, at March 31, 2024 and June 30, 2023, respectively. This reduction was primarily due to a decrease in loans with unfunded balances without the Bank’s ability to cancel on demand.

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

Additional factors that may affect our results are discussed under “Item 1A. - Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, and the Company’s other filings with the SEC, including Part II. of this Form 10-Q. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. See “COVID-19” below for a discussion of how the COVID-19 pandemic may affect our future performance. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011 the Company completed its initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. The Company also established a charitable foundation, Iroquois Federal Foundation, to which the Company contributed 314,755 shares of our common stock. As of March 31, 2024, the Company repurchased 1,674,479 shares of common stock under stock repurchase plans.

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, repurchase agreements, borrowings from the Federal Reserve Bank, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for credit losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service fees, brokerage commission income, insurance commission income, net realized gains on loan sales, mortgage banking income, and income on bank-owned life insurance. Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, data processing, professional fees, marketing, office supplies, federal deposit insurance premiums, and foreclosed assets. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 1.80% and 2.83% for the nine months ended March 31, 2024 and 2023, respectively. Net interest income decreased to $13.2 million for the nine months ended March 31, 2024, from $17.3 million for the nine months ended March 31, 2023.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $252,000, or 0.1%, of total loans at March 31, 2024 and $117,000, or 0.1%, of total loans at June 30, 2023. Our non-performing assets totaled $258,000 or 0.1% of total assets at March 31, 2024, and $148,000, or 0.1% of total assets at June 30, 2023.

At March 31, 2024, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the nine months ended March 31, 2024, was $1.4 million, compared to a net income of $4.1 million for the nine months ended March 31, 2023.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2023.

Comparison of Financial Condition at March 31, 2024 and June 30, 2023

Total assets increased $56.0 million, or 6.6%, to $905.0 million at March 31, 2024 from $849.0 million at June 30, 2023. The increase was primarily due to a $55.9 million increase in loans receivable, and a $5.1 million increase in cash and cash equivalents, partially offset by a $6.0 million decrease in investment securities.

Net loans receivable, including loans held for sale, increased by $55.9 million, or 9.5%, to $643.3 million at March 31, 2024 from $587.5 million at June 30, 2023. The increase in net loans receivable during this period was due primarily to a $38.1 million, or 42.5%, increase in multi-family loans, a $12.3 million, or 7.5%, increase in one- to four-family loans, a $9.7 million, or 12.2%, increase in commercial business loans, a $5.1 million, or 2.6%, increase in commercial real estate loans, and a $1.5 million, or 19.0%, increase in home equity lines of credit, partially offset by a $9.6 million, or 18.9%, decrease in construction loans, and a $725,000, or 8.6%, decrease in consumer loans.

Investment securities, consisting entirely of securities available for sale, decreased $6.0 million, or 3.0%, to $195.3 million at March 31, 2024 from $201.3 million at June 30, 2023. We had no securities classified as held-to-maturity at March 31, 2024 or June 30, 2023.

Between June 30, 2023 and March 31, 2024, accrued interest receivable increased $968,000 to $3.7 million, and Federal Home Loan Bank (FHLB) stock increased $2.3 million to $5.4 million, while premises and equipment decreased $409,000 to $10.7 million, foreclosed assets held for sale decreased $24,000 to $7,000, other assets decreased $1.3 million to $2.4 million, deferred income taxes decreased $191,000 to $10.8 million, and mortgage servicing rights decreased $28,000 to $1.5 million. The increase in accrued interest receivable was primarily the result of an increase in the average balance and average yields of interest earning assets, and the increase in FHLB stock was the result of an increased stock requirement due to an increase in FHLB advances, while the decrease in premises and equipment was the result of ordinary depreciation, the decrease in foreclosed assets was due to the sale of property, the decrease in other assets was due to the receipt of a large accounts receivable item in the nine months ended March 31, 2024, the decrease in deferred income taxes was mostly due to a decrease in unrealized losses on the sale of available-for-sale securities, and the decrease in mortgage servicing rights was the result of a decreased valuation.

At March 31, 2024, our investment in bank-owned life insurance was $15.1 million, an increase of $318,000 from $14.8 million at June 30, 2023. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses, which resulted in a limit of $23.5 million at March 31, 2024.

Deposits decreased $53.5 million, or 7.3%, to $681.8 million at March 31, 2024 from $735.3 million at June 30, 2023. Certificates of deposit, excluding brokered certificates of deposit, increased $29.5 million, or 11.2%, to $293.6 million, while brokered certificates of deposit increased $9.5 million, or 48.4%, to $29.0 million. Noninterest bearing demand accounts decreased $64.4 million, or 59.4%, to $43.2 million, while savings, NOW, and money market accounts decreased $28.2 million, or 8.2%, to $316.0 million. The large decrease in noninterest bearing demand accounts was due primarily to approximately $62.1 million in deposits from a public entity that collects real estate taxes that was on deposit at June 30, 2023 and withdrawn in the nine months ended March 31, 2024, when tax monies were distributed. Repurchase agreements increased $7.4 million, or 68.6%, to $18.2 million at March 31, 2024, from $10.8 million at June 30, 2023. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago which increased $76.5 million to $96.0 million at March 31, 2024, from $19.5 million at June 30, 2023, while other borrowings consisted of $25.3 million from the Federal Reserve Bank Term Funding Program (BTFP), which increased $25.3 million from $0 borrowed at June 30, 2023.

Advances from borrowers for taxes and insurance increased $98,000, or 7.9%, to $1.3 million at March 31, 2024, from $1.2 million at June 30, 2023. Accrued interest payable increased $1.1 million, or 65.8%, to $2.8 million at March 31, 2024, from $1.7 million at June 30, 2023. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the increase in accrued interest payable was mostly due to increases in both the average balance and the average cost of interest-bearing liabilities.

Total equity increased $631,000, or 0.9%, to $72.4 million at March 31, 2024 from $71.8 million at June 30, 2023. Equity increased primarily due to net income of $1.4 million, an increase of $147,000 in accumulated other comprehensive income (loss), net of tax, and ESOP and stock equity plan activity of $435,000, partially offset by the accrual of approximately $1.3 million in dividends to our shareholders, of which about half were still payable as of March 31, 2024, and were paid on April 15, 2024.

Comparison of Operating Results for the Nine Months Ended March 31, 2024 and 2023

General. Net income decreased $2.7 million to $1.4 million for the nine months ended March 31, 2024, from $4.1 million for the nine months ended March 31, 2023. The decrease in net income was due to a decrease in net interest income, partially offset by a decrease in provision for credit losses, an increase in noninterest income and a decrease in noninterest expense.

Net Interest Income. Net interest income decreased by $4.1 million, or 23.7%, to $13.2 million for the nine months ended March 31, 2024, from $17.3 million for the nine months ended March 31, 2023. The decrease was due to an increase of $11.0 million in interest expense, partially offset by an increase of $6.9 million in interest and dividend income. A $70.6 million, or 10.3%, increase in the average balance of interest-bearing liabilities was partially offset by a $62.1 million, or 8.0% increase in interest earning assets. Our interest rate spread decreased by 103 basis points to 1.80% for the nine months ended March 31, 2024, compared to 2.83% for the nine months ended March 31, 2023, while our net interest margin decreased by 86 basis points to 2.10% for the nine months ended March 31, 2024, compared to 2.96% for the nine months ended March 31, 2023.

Interest and Dividend Income. Interest and dividend income increased $6.9 million, or 29.7%, to $30.3 million for the nine months ended March 31, 2024, from $23.4 million for the nine months ended March 31, 2023. The increase in interest and dividend income was due to a $6.8 million increase in interest on loans, a $70,000 increase in interest income on securities, and a $52,000 increase in other interest income. The increase in interest income on loans was due to a $77.4 million, or 13.8%, increase in the average balance of loans to $637.0 million for the nine months ended March 31, 2024 from $559.5 million for the nine months ended March 31, 2023, and an 88 basis point increase in the average yield on loans to 5.38% for the nine months ended March 31, 2024 from 4.50% for the nine months ended March 31, 2023. The increase in interest income on securities was due to a 24 basis point increase in the average yield on securities to 2.87% for the nine months ended March 31, 2024 from 2.63% for the nine months ended March 31, 2023, partially offset by a $14.5 million, or 6.9%, decrease in the average balance of securities to $195.1 million for the nine months ended March 31, 2024, from $209.6 million for the nine months ended March 31, 2023. The increase in other interest income was a result of a 110 basis point increase in the average yield of other investments, partially offset by a $868,000 decrease in the average balance of other investments, including Federal Home Loan Bank stock dividends and deposits with other financial institutions, to $9.9 million from $10.8 million.

Interest Expense. Interest expense increased $11.0 million, or 182.5%, to $17.1 million for the nine months ended March 31, 2024, from $6.1 million for the nine months ended March 31, 2023. The increase was primarily due to an $8.4 million increase in interest on deposits and a $2.7 million increase in interest on borrowings and repurchase agreements.

Interest expense on interest-bearing deposits increased $8.4 million, or 183.5%, to $12.9 million for the nine months ended March 31, 2024, from $4.6 million for the nine months ended March 31, 2023. This increase was due to a 172 basis point increase in the average cost of interest-bearing deposits to 2.70% for the nine months ended March 31, 2024 from 0.98% for the nine months ended March 31, 2023, and an increase of $14.9 million in the average balance of interest-bearing deposits to $637.7 million for the nine months ended March 31, 2024, from $622.8 million for the nine months ended March 31, 2023.

Interest expense on borrowings, including FHLB advances, borrowings from the Federal Reserve Bank Term Funding Program (BTFP), and repurchase agreements, increased $2.7 million, or 179.4%, to $4.2 million for the nine months ended March 31, 2024, from $1.5 million for the nine months ended March 31, 2023. This increase was mostly due to a $55.7 million increase in the average balance of borrowings to $121.3 million for the nine months ended March 31, 2024, from $65.6 million for the nine months ended March 31, 2023, and a 155 basis point increase in the average cost of such borrowings to 4.58% for the nine months ended March 31, 2024 from 3.03% for the nine months ended March 31, 2023.

Provision (Credit) for Credit Losses. The Company establishes provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. The Company recorded a provision for credit losses on loans for $369,000 and a credit for credit losses on off-balance sheet credit exposures of $(173,000) for a total provision for credit losses of $196,000 for the nine months ended March 31, 2024, compared to a provision for credit losses on loans for $442,000 and a credit for credit losses on off-balance sheet credit exposures of $(189,000) for a total provision for credit losses of $253,000 for the nine months ended March 31, 2023. The allowance for credit losses was $7.7 million, or 1.19% of total loans at March 31, 2024, compared to $7.5 million, or 1.29% of total loans at March 31, 2023, and $7.1 million, or 1.20% of total loans at June 30, 2023. During the nine months ended March 31, 2024, net recoveries of $217,000 were recorded, while during the nine months ended March 31, 2023, net charge-offs of $6,000 were recorded.

The following table sets forth information regarding the allowance for credit losses and nonperforming assets at the dates indicated:

	At or for the Nine Months Ended March 31, 2024	At or for the Year Ended June 30, 2023
Allowance to non-performing loans at end of the period	3065.48%	6101.71%
Allowance to total loans outstanding at the end of the period	1.19%	1.20%
Net charge-offs to average total loans outstanding during the period, annualized	0.00%	0.01%
Total non-performing loans to total loans	0.04%	0.02%
Total non-performing assets to total assets	0.03%	0.02%

Noninterest Income. Noninterest income increased $155,000, or 5.1%, to $3.2 million for the nine months ended March 31, 2024 from $3.0 million for the nine months ended March 31, 2023. The increase was primarily due to an increase in net realized gain (loss) on sale of available-for-sale securities, an increase in gain on sale of loans, and an increase in insurance commissions, partially offset by a decrease in brokerage commissions. For the nine months ended March 31, 2024, net realized gain (loss) on sale of available-for-sale securities increased $171,000 to $0, gain on sale of loans increased $62,000 to $186,000, and insurance commissions increased $50,000 to $556,000, while brokerage commissions decreased $122,000 to $485,000 from the nine months ended March 31, 2023. The increase in gain (loss) on sale of available-for-sale securities was the result of securities sold at a loss in the nine months ended March 31, 2023, the increase in gain on sale of loans were a result of an increase in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the nine months ended March 31, 2024, and the increase in insurance commissions was due to an increase in personal lines commissions. The decrease in brokerage commissions was the result of a decrease in the amount of renewal commissions and management fees.

Noninterest Expense. Noninterest expense decreased $222,000, or 1.5%, to $14.4 million for the nine months ended March 31, 2024 from $14.6 million for the nine months ended March 31, 2023. Compensation and benefits decreased $485,000, or 5.2%, advertising decreased $93,000, or 24.5%, professional services decreased $64,000, or 17.4%, and supervisory examinations decreased $59,000, or 44.7%, while office occupancy increased $126,000, or 17.3% and federal deposit insurance increased $266,000, or 157.4% for the nine months ended March 31, 2024 from the nine months ended March 31, 2023. Compensation and benefits decreased due to a decrease in 401(k) profit sharing and annual incentive plan expenses, advertising decreased as a result of an ad campaign that ran in the nine months ended March 31, 2023, professional services decreased as a result of additional services received during the nine months ended March 31, 2023, and supervisory examinations decreased as a result of a reduction in assessments for community banks by the OCC. Office occupancy increased due to the addition of a new banking facility in Hoopeston, and federal deposit insurance increased as a result of FDIC increasing the initial base deposit insurance assessment rate.

Income Tax Expense. We recorded a provision for income tax of $465,000 for the nine months ended March 31, 2024, compared to a provision for income tax of $1.4 million for the nine months ended March 31, 2023, reflecting effective tax rates of 25.5% and 26.0%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. Net income increased $18,000 to $708,000 net income for the three months ended March 31, 2024, from $690,000 net income for the three months ended March 31, 2023. The increase was primarily due to a decrease in provision (credit) for credit losses, an increase in noninterest income, and a decrease in noninterest expense, partially offset by a decrease in net interest income.

Net Interest Income. Net interest income decreased $777,000 to $4.3 million for the three months ended March 31, 2024, from $5.0 million for the three months ended March 31, 2023. The decrease was the result of an increase in interest expense of $3.4 million, partially offset by an increase of $2.6 million in interest and dividend income. We had a $76.6 million, or 10.8%, increase in the average balance of interest-bearing liabilities, partially offset by a $67.6 million, or 8.5%, increase in average balance of interest earning assets. Our interest rate spread decreased by 67 basis points to 1.65% for the three months ended March 31, 2024, from 2.32% for the three months ended March 31, 2023, and our net interest margin decreased by 56 basis points to 1.96% for the three months ended March 31, 2024, from 2.52% for the three months ended March 31, 2023.

Interest and Dividend Income. Interest and dividend income increased $2.6 million, or 31.8%, to $10.8 million for the three months ended March 31, 2024, from $8.2 million for the three months ended March 31, 2023. The increase in interest and dividend income was primarily due to a $2.6 million increase in interest income on loans and a $16,000 increase in interest income on securities. The increase in interest on loans resulted from a 101-basis point, or 21.9%, increase in the average yield on loans to 5.61% from 4.60%, and a $79.9 million, or 13.7%, increase in the average balance of loans to $661.5 million from $581.6 million. The increase in interest income on securities resulted from a 21-basis point, or 7.9%, increase in the average yield on securities to 2.84% from 2.63%, partially offset by a $13.0 million, or 6.2%, decrease in the average balance of securities to $195.6 million from $208.6 million.

Interest Expense. Interest expense increased $3.4 million, or 107.0%, to $6.5 million for the three months ended March 31, 2024 from $3.2 million for the three months ended March 31, 2023. The increase was primarily due to a 155-basis point increase in the average cost of interest-bearing liabilities and a $76.6 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $2.3 million, or 90.2%, to $4.8 million for the three months ended March 31, 2024 from $2.5 million for the three months ended March 31, 2023. This increase was due to a 140 basis point, or 89.5%, increase in the average cost of interest-bearing deposits to 2.97% for the three months ended March 31, 2024 from 1.57% for the three months ended March 31, 2023, and a $2.3 million, or 0.4%, increase in the average balance of interest-bearing deposits to $639.8 million for the three months ended March 31, 2024 from $637.5 million for the three months ended March 31, 2023.

Interest expense on borrowings increased by $1.1 million, or 170.5%, to $1.8 million for the three months ended March 31, 2024, from $661,000 for the three months ended March 31, 2023. The increase was due to a 123 basis point, or 33.9%, increase in the average cost of borrowings to 4.86% for the three months ended March 31, 2024 from 3.63% for the three months ended March 31, 2023, and an increase in the average balance of borrowings of $74.3 million, or 102.1%, to $147.1 million for the three months ended March 31, 2024, from $72.8 million for the three months ended March 31, 2023.

Provision (Credit) for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb credit losses inherent in our loan portfolio. We recorded a provision (credit) for credit losses on loans of $(378,000) and a credit for credit losses on off-balance sheet credit exposures of $(12,000) for a total provision (credit) for credit losses of $(390,000) for the three months ended March 31, 2024, compared to a provision for credit losses on loans of $367,000 and a credit for credit losses on off-balance sheet credit exposures of $(127,000) for a total provision for credit losses of $240,000 for the three months ended March 31, 2023. For the three months ended March 31, 2024, a credit for credit losses on loans was necessary as a result of a decrease in loan portfolio balance and the receipt of a large recovery during the period. During the three months ended March 31, 2024, a net recovery of $168,000 was recorded, while a net recovery of $2,000 was recorded for the three months ended March 31, 2023.

Noninterest Income. Noninterest income increased $198,000, or 21.0%, to $1.1 million for the three months ended March 31, 2024 from $942,000 for the three months ended March 31, 2023. The increase was primarily due to an increase in mortgage banking income, net, an increase in insurance commissions, and an increase in gain on sale of loans, partially offset by a decrease in net realized gain (loss) on sale of available-for-sale securities. For the three months ended March 31, 2024, mortgage banking income, net, increased $83,000 to $126,000, insurance commissions increased $52,000 to $182,000, and gain on sale of loans increased $28,000 to $76,000, while net realized gains (losses) on sale of available-for-sale securities decreased $12,000 to $0. The increase in mortgage banking income was the result of an increase in the valuation of mortgage servicing rights in the three months ended March 31, 2024, the increase in insurance commissions was due to an increase in personal lines commissions, and the increase in gain on sale of loans was the result of an increase in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the three months ended March 31, 2024, while the decrease in net realized gain on sale of available-for-sale securities was due to a gain in the three months ended March 31, 2023 and no sales in the three months ended March 31, 2024.

Noninterest Expense. Noninterest expense decreased $8,000, or 0.2%, and was $4.8 million for both the three months ended March 31, 2024 and 2023. The largest components of this decrease were compensation and benefits, which decreased $122,000, or 3.8%, supervisory examination, which decreased $24,000, or 55.8% and audit and accounting, which decreased $22,000, or 51.2%. These decreases were partially offset by a $78,000, or 136.8%, increase in federal deposit insurance, a $29,000, or 11.7%, increase in office occupancy, and a $47,000, or 12.5%, increase in other expenses. Compensation and benefits decreased due to a decrease in 401(k) profit sharing and annual incentive plan expenses, supervisory examination decreased as a result of a reduction in assessments for community banks by the OCC, and audit and accounting decreased due to additional services received in the three months ended March 31, 2023. Federal deposit insurance increased as a result of FDIC increasing the initial base deposit insurance assessment rate, office occupancy increased due to the addition of a new banking facility in Hoopeston, and other expenses increased as a result of an increase in debit card and deposit account expenses.

Income Tax Expense. We recorded a provision for income tax of $243,000 for the three months ended March 31, 2024, compared to a provision for income tax of $202,000 for the three months ended March 31, 2023, reflecting effective tax rates of 25.6% and 22.6%, respectively.

Asset Quality

At March 31, 2024, we had no non-accrual loans. At March 31, 2024, we had one commercial real estate loan in the amount of $252,000 that was delinquent 90 days or greater and still accruing interest.

At March 31, 2024, $3.6 million in loans were classified as substandard, and no loans were classified as doubtful or loss. Loans classified as substandard consisted of $197,000 in one- to four-family loans, $236,000 in multi-family loans, $1.2 million in commercial real estate loans, and $1.9 million in commercial business loans.

At March 31, 2024, watch assets consisted of $77,000 in one-to four-family loans.

Loan Modifications and Troubled Debt Restructurings (“TDRs”). After adopting ASU 2022-02, effective July 1, 2023, we no longer held any TDRs and made no loan modifications for borrowers with financial difficulties in the nine months ended March 31, 2024. Prior to adoption of ASU 2022-02, we had TDRs which included loans for which economic concessions had been granted to borrowers with financial difficulties. The Company periodically modified loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. At June 30, 2023, we had $215,000 in TDRs.

Foreclosed Assets. At March 31, 2024, we had $7,000 in foreclosed assets compared to $31,000 as of June 30, 2023. Foreclosed assets at March 31, 2024 consisted of one vehicle, while foreclosed assets at June 30, 2023 consisted of $24,000 in residential real estate property and a $7,000 vehicle.

Allowance for Credit Loss Activity

The Company regularly reviews its allowance for credit losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for credit losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for credit losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for credit losses over the nine-month periods ended March 31, 2024 and 2023:

	Nine months ended March 31,
	2024	2023
Balance, beginning of period	$7,139	$7,052
Impact of adopting ASU 2016-13	—	47
Loans charged off
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial	—	(4)
Consumer	(35)	(30)

Gross charged off loans	(35)	(34)

Recoveries of loans previously charged off
Real estate loans:
One- to four-family	3	1
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial	241	18
Consumer	8	9

Gross recoveries of charged off loans	252	28

Net recoveries (charge offs)	217	(6)

Provision charged to expense	369	442

Balance, end of period	$7,725	$7,535

The allowance for credit losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. The Company maintains the allowance for credit losses through the provisions for credit losses that we charge to income. The Company charges losses on loans against the allowance for credit losses when we believe the collection of loan principal is unlikely. The allowance for credit losses increased $586,000 to $7.7 million at March 31, 2024, from $7.1 million at June 30, 2023. This increase in allowance was primarily the result of an increase in our loan portfolio and was necessary in order to bring the allowance for credit losses to a level that reflects management’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, borrowings from the Federal Reserve Bank, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2024, the nine months ended March 31, 2024, and the year ended June 30, 2023, our liquidity ratio averaged 25.2%, 26.0% and 29.3% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2024.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2024, cash and cash equivalents totaled $16.1 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $750,000 at March 31, 2024.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $1.1 million and $1.7 million for the nine months ended March 31, 2024, and 2023, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and Federal Home Loan Bank stock, offset by net cash provided by principal collections on loans, proceeds from maturing securities, the sale of securities, the redemption of Federal Home Loan Bank stock, and pay downs on mortgage-backed securities. Net cash used in investing activities was $(51.2) million and $(51.5) million for the nine months ended March 31, 2024, and 2023, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts, FHLB Advances, dividends paid, and stock repurchases. The net cash provided by (used in) financing activities was $55.1 million and $(16.5) million for the nine months ended March 31, 2024, and 2023, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2024 and June 30, 2023.

	March 31, 2024	June 30, 2023
	(Dollars in thousands)
Commitments to fund loans	$9,137	$5,081
Lines of credit	75,952	94,159

At March 31, 2024, certificates of deposit due within one year of March 31, 2024 totaled $286.7 million, or 42.1% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2024. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, Federal Reserve Bank Term Funding Program (BTFP) and CIBC Bank USA. Federal Home Loan Bank advances were $96.0 million at March 31, 2024, while we had borrowings of $25.3 million from the Federal Reserve BTFP. At March 31, 2024, we had the ability to borrow up to an additional $57.1 million from the Federal Home Loan Bank of Chicago, we had $14.0 million available on our CIBC Bank, and also had the ability to borrow another $33.6 million from the Federal Reserve based on current collateral pledged.

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

As of March 31, 2024, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	March 31, 2024	June 30, 2023	Minimum to Be Well
	Actual	Actual	Capitalized
Community Bank Leverage Ratio	9.03%	9.51%	9.00%

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

	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Total Loans	$661,492	$9,273	5.61%	$581,600	$6,690	4.60%
Securities:
U.S. Treasury	443	2	1.81%	1,599	6	1.50%
U.S. Government and federal agency	6,562	40	2.44%	6,490	40	2.47%
Mortgage-backed:
GSE-residential	171,148	1,222	2.86%	180,953	1,200	2.65%
Small Business Administration	14,358	100	2.79%	16,137	99	2.45%
State and political subdivisions	3,110	23	2.96%	3,433	26	3.03%

Total securities	195,621	1,387	2.84%	208,612	1,371	2.63%
Other	10,922	143	5.24%	10,187	137	5.38%

Total interest-earning assets	868,035	10,803	4.98%	800,399	8,198	4.10%
Non-interest earning assets	38,536			40,952

Total assets	$906,571			$841,351

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$101,555	38	0.15%	$112,506	44	0.16%
Savings accounts	60,914	97	0.64%	68,783	62	0.36%
Money market accounts	152,149	1,159	3.05%	178,544	783	1.75%
Certificates of deposit	325,196	3,462	4.26%	277,691	1,612	2.32%

	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Total interest-bearing deposits	639,814	4,756	2.97%	637,524	2,501	1.57%
Borrowings and repurchase agreements	147,108	1,788	4.86%	72,801	661	3.63%

Total interest-bearing liabilities	786,922	6,544	3.33%	710,325	3,162	1.78%
Noninterest-bearing liabilities	41,829			48,554
Other Noninterest-bearing liabilities	5,798			9,712

Total liabilities	834,549			768,591
Stockholders’ Equity	72,022			72,760

Total liabilities and stockholders’ equity	$906,571			$841,351

Net interest income		$4,259			$5,036

Interest rate spread (1)			1.65%			2.32%
Net interest margin (2)			1.96%			2.52%
Net interest-earning assets (3)	$81,113			$90,074

Average interest-earning assets to interest-bearing liabilities	110%			113%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$636,955	$25,708	5.38%	$559,516	$18,889	4.50%
Securities:
U.S. Treasury	438	5	1.52%	2,467	29	1.57%
U.S. Government and federal agency	6,503	119	2.44%	7,314	137	2.50%
Mortgage-backed:
GSE-residential	170,395	3,696	2.89%	180,118	3,590	2.66%
SBA	14,473	304	2.80%	16,076	292	2.42%
State and political subdivisions	3,262	74	3.02%	3,591	80	2.97%

Total securities	195,071	4,198	2.87%	209,566	4,128	2.63%
Other	9,896	417	5.62%	10,764	365	4.52%

Total interest-earning assets	841,922	30,323	4.80%	779,846	23,382	4.00%
Non-interest earning assets	39,311			41,544

Total assets	$881,233			$821,390
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$103,593	126	0.16%	$120,701	154	0.17%
Savings accounts	61,487	306	0.66%	71,950	170	0.32%
Money market accounts	164,858	3,715	3.00%	171,171	1,416	1.10%
Certificates of deposit	307,753	8,780	3.80%	258,989	2,820	1.45%

Total interest-bearing deposits	637,691	12,927	2.70%	622,811	4,560	0.98%
Borrowings and repurchase agreements	121,337	4,166	4.58%	65,596	1,491	3.03%

Total interest-bearing liabilities	759,028	17,093	3.00%	688,407	6,051	1.17%
Noninterest-bearing liabilities	46,213			52,035
Other Noninterest-bearing liabilities	5,784			10,122

Total liabilities	811,025			750,564
Stockholders’ equity	70,208			70,826

Total liabilities and stockholders’ equity	$881,233			$821,390

Net interest income		$13,230			$17,331

	For the Nine Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest rate spread (1)			1.80%			2.83%
Net interest margin (2)			2.10%			2.96%
Net interest-earning assets (3)	$82,894			$91,439

Average interest-earning assets to interest-bearing liabilities	111%			113%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended March 31, 2024 vs. 2023			Nine Months Ended March 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$994	$1,589	$2,583	$2,826	$3,993	$6,819
Securities	(377)	393	16	(403)	473	70
Other	25	(19)	6	(46)	98	52

Total interest-earning assets	$642	$1,963	$2,605	$2,377	$4,564	$6,941

Interest-bearing liabilities:
Interest-bearing checking or NOW	$(4)	$(2)	$(6)	$(20)	$(8)	$(28)
Savings accounts	(44)	79	35	(42)	178	136
Certificates of deposit	314	1,536	1,850	620	5,340	5,960
Money market accounts	(708)	1,084	376	(87)	2,386	2,299

Total interest-bearing deposits	(442)	2,697	2,255	471	7,896	8,367
Federal Home Loan Bank advances and repurchase agreements	846	281	1,127	1,670	1,005	2,675

Total interest-bearing liabilities	$404	$2,978	$3,382	$2,141	$8,901	$11,042

Change in net interest income	$238	$(1,015)	$(777)	$236	$(4,337)	$(4,101)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2024 there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2023, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2024 and 2023, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 13, 2024	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: May 13, 2024	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)