Form 10-K
period 2024-06-30
IF Bancorp, Inc.
filed 2024-09-11
CIK 1514743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Act). YES ☐ NO ☒
The aggregate market value of the voting and
non-voting
common equity held by nonaffiliates as of December 31, 2023 was $38,977,000.
The number of shares outstanding of the registrant’s common stock as of September 5, 2024 was 3,353,026.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 25, 2024 are incorporated by reference in Part III of this Form
10-K.

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

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2024 and 2023, we had consolidated assets of $887.7 million and $849.0 million, consolidated deposits of $727.2 million and $735.3 million and consolidated equity of $73.9 million and $71.8 million, respectively.

Iroquois Federal is a federally chartered savings association headquartered in Watseka, Illinois. The Association’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans (including farm loans), commercial business loans, construction loans and land development loans and, to a much lesser extent, consumer loans (consisting primarily of automobile loans), and home equity lines of credit. We also invest in securities, which historically have consisted primarily of securities issued by the U.S. government, U.S. government agencies and U.S. government-sponsored enterprises, as well as mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises. To a lesser extent, we also invest in municipal obligationsns.

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

In recent years, Iroquois, Vermilion and Kankakee Counties have experienced negative growth, reflecting in part, the economic downturn. However, Champaign County, where our Savoy and Champaign branches are located, has experienced population growth. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 26,000 in July 2023, a decrease of 12.1% since April 2010, Vermilion County had an estimated population of 72,000 in July 2023, a decrease of 12.2% since April 2010, and Kankakee County had an estimated population of 106,000 in July 2023, a decrease of 6.6% since April 2010, while Champaign County had an estimated population of 206,000 in July 2023, an increase of 2.3% since April 2010. Unemployment rates in our primary market have increased slightly over the last year. According to the Illinois Department of Employment Security, unemployment, on a non-seasonally adjusted basis, increased from 4.5% to 5.2% in Iroquois County, from 5.9% to 7.5% in Vermilion County, from 4.7% to 5.4% in Champaign County, and from 5.7% to 6.5% in Kankakee County.

The economy in our primary markets is fairly diversified, with employment in services, wholesale/retail trade, and government serving as the basis of the Iroquois County, Vermilion County, Champaign County and Kankakee County economies. Manufacturing jobs, which tend to be higher paying jobs, are also a large source of employment in Vermilion, Champaign and Kankakee Counties, while Iroquois County is heavily influenced by agriculture and agriculture related businesses. Hospitals and other health care providers, local schools and trucking/distribution businesses also serve as major sources of employment.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2023, the latest date for which FDIC data is available, we ranked second of 12 bank and thrift institutions with offices in Iroquois County with a 20.55% deposit market share. As of the same date, we ranked first of 15 bank and thrift institutions with offices in Vermilion County with a 26.96% deposit market share, we ranked 17th of 29 bank and thrift institutions with offices in Champaign County, with a 0.83% deposit market share and we ranked 11th of 13 bank and thrift institutions with offices in Kankakee County, with a 2.27% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land development loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2024 and 2023, the amount of such loans equaled $253,000 and $652,000, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2024 and 2023, the amount of such loans equaled $51.8 million and $46.1 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

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

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago with servicing retained. The balance of loans sold under this program equaled approximately $133.8 million and $133.2 million as of June 30, 2024 and 2023, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the Federal Home Loan Bank of Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include no loans held for sale at June 30, 2024 and 2023, respectively.

	At June 30,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$177,263	27.42%	$163,854	27.57%
Multi-family	126,031	19.50	89,649	15.08
Commercial	200,017	30.94	193,707	32.59
Home equity lines of credit	9,859	1.53	8,066	1.36
Construction	33,708	5.21	50,973	8.58
Commercial	91,784	14.20	79,693	13.41
Consumer	7,727	1.20	8,382	1.41

Total loans	$646,389	100.00%	$594,324	100.00%

Less:
Unearned fees and discounts, net	(407)		(272)
Allowance for loan losses	7,499		7,139

Total loans, net	$639,297		$587,457

(1)	Includes home equity loans.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2024. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2024.

	One- to four- family residential real estate (1)	Multi- family real estate	Commercial real estate	Home equity lines of credit	Construction	Commercial	Consumer	Total
	(In thousands)
Due During the Years Ending June 30,
2025	$11,079	$8,302	$43,333	$910	$10,980	$69,090	$1,413	$145,107
2026	13,770	41,152	69,765	836	292	5,007	884	131,706
2027 to 2028	57,856	63,448	62,519	2,045	5,849	8,567	3,533	203,817
2029 to 2033	28,922	13,077	13,282	1,118	16,032	8,188	1,897	82,516
2034 to 2038	6,511	52	4,286	3,448	—	182	—	14,479
2039 and beyond	59,125	—	6,832	1,502	555	750	—	68,764

Total	$177,263	$126,031	$200,017	$9,859	$33,708	$91,784	$7,727	$646,389

(1)	Includes home equity loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2024 that are contractually due after June 30, 2025.

	Due After June 30, 2025
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family (1)	$92,032	$74,152	$166,184
Multi-family	91,348	26,381	117,729
Commercial	128,138	28,546	156,684
Home equity lines of credit	3,869	5,080	8,949
Construction	18,125	4,603	22,728
Commercial	18,775	3,919	22,694
Consumer	6,265	49	6,314

Total loans	$358,552	$142,730	$501,282

(1)	Includes home equity loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2024, $177.3 million, or 27.4% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of five to seven years and annual interest rate adjustments thereafter. Our adjustable rate mortgage loans amortize over a period of up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 102%. Private mortgage insurance or participation in a government sponsored program is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2024, fixed-rate one- to four-family residential mortgage loans totaled $99.4 million, or 56.1% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $77.9 million, or 43.9% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $766,550 for single-family homes. At June 30, 2024, our average one- to four-family residential mortgage loan had a principal balance of $66,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2024, $27.8 million, or 15.7%, of our total one- to four-family residential loans had principal balances in excess of $766,550. Most of our jumbo loans are originated with a seven-year fixed-rate term and an annual adjustable rate thereafter, with up to a 30 year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. We have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the Federal Home Loan Bank of Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $782,000 and $542,000 for the years ended June 30, 2024 and 2023, respectively. In October 2015, we began to also sell loans to FHLBC under its Mortgage Partnership

Finance Original Program. Total loans sold under this program were approximately $12.7 million and $7.4 million for the years ended June 30, 2024 and 2023, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period of five to seven years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans generally resets every year based upon the weekly average of a one-year U.S. Treasury Securities rate plus an applicable margin, subject to periodic and lifetime limitations on interest rate changes. The adjustable rate mortgage loans we are currently offering have a 2% maximum annual rate change up or down, and a 6% lifetime cap. Our portfolio also has adjustable rate mortgage loans with a 1% maximum annual rate change up or down, and a 5% lifetime cap up from the initial rate. Interest rate changes are further limited by floors. After the initial fixed period, the interest rate will generally have a floor that is equal to the initial rate, but no less than 4.0% on our five and seven year adjustable-rate mortgage loans.

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

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2024, approximately $3.4 million, or 1.9% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2024, $200.0 million, or 30.9% of our loan portfolio consisted of commercial real estate loans, and $126.0 million, or 19.5% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2024, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois, Indiana and Missouri.

Our commercial real estate mortgage loans are primarily secured by owner-occupied businesses, student housing, retail rentals, churches, office buildings, and farm loans secured by real estate. At June 30, 2024, loans secured by commercial real estate had an average loan balance of $633,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 25 years. At June 30, 2024, $29.9 million or 14.9% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 25 years. At June 30, 2024, $26.9 million or 21.4% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2024, our largest commercial real estate loan had an outstanding balance of $9.5 million, was secured by an industrial warehouse, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $11.9 million, was secured by an apartment building with a first floor retail space, and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable rate home equity lines of credit have balloon terms of five years. At June 30, 2024, we had $9.9 million, or 1.5% of our total loan portfolio in home equity lines of credit. At that date we had $11.0 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2024, we had $91.8 million of commercial business loans outstanding, representing 14.2% of our total loan portfolio. At that date, we also had $40.1 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

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

At June 30, 2024, our largest commercial business loan outstanding was for $4.5 million and was a commercial line of credit secured by business assets. At June 30, 2024, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2024, $33.7 million, or 5.2%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties.

Construction loans for one- to four-family residential properties are originated with a maximum loan to value ratio of the lesser of 85% of cost or 80% of appraised value, and are generally “interest-only” loans during the construction period which typically does not exceed 12 months. After this time period, the loan converts to permanent, amortizing financing following the completion of construction. Construction loans for commercial real estate are made in accordance with a schedule reflecting the cost of construction, and are generally limited to an 80% loan-to-completed appraised value ratio. We generally require that a commitment for permanent financing be in place prior to closing the construction loan.

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

At June 30, 2024, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2024 was for multi-family apartment buildings and had a principal balance of $12.2 million. This loan was performing in accordance with its terms at June 30, 2024.

Consumer Loans. We also originate consumer loans consisting of loans to individuals. These loans are underwritten utilizing the borrower’s financial history, including the Fair Isaac Corporation (“FICO”) credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower. These loans are generally secured by vehicles, deposit accounts, and other consumer assets. Consumer loans may be underwritten with terms up to seven years, fully amortized. Unsecured loans are limited to twelve months. Loan-to-value ratios vary based on the type of collateral. The Company has established minimum standards and underwriting guidelines for all consumer loan collateral types. These also include consumer overdraft protection loans. At June 30, 2024, $7.7 million, or 1.2%, of our total loan portfolio, consisted of consumer loans.

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

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2024 and 2023, the amount of commercial loan participations totaled $51.8 million and $46.1 million, respectively, of which $34.9 million and $29.0 million, at June 30, 2024 and 2023 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the Federal Home Loan Bank of Chicago under its Mortgage Partnership Finance Xtra Program and its Mortgage Partnership Finance Original Program. We retain servicing on all loans sold under these programs. During the years ended June 30, 2024 and 2023, we sold $13.5 million and $7.9 million of loans to the Federal Home Loan Bank of Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the Federal Home Loan Bank of Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Credit Losses—Other Credit Risk.”

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

Iroquois Federal’s policies and loan approval limits are established by our Board of Directors. Our loan officers generally have authority to approve one- to four-family residential mortgage loans up to $100,000, other secured loans up to $50,000, and unsecured loans up to $10,000. Managing Officers (those with designated loan approval authority) generally have authority to approve one- to four-family residential mortgage loans and other secured loans up to $375,000, and unsecured loans up to $100,000. In addition, any two individual officers may combine their loan authority limits to approve a loan. Our Loan Committee may approve one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans and land loans up to $2,000,000 and unsecured loans up to $500,000. All loans above these limits must be approved by the Operating Committee, consisting of the Chairman, and at least four other Board members.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2024, after adopting ASU 2022-02 effective July 1, 2023, the Company had two loan modifications for borrowers with financial difficulties totaling $385,000. At June 30, 2023, prior to the adoption of ASU 2022-02, the Company had troubled debt restructurings of approximately $215,000. We had one loan that was delinquent 90 days or greater and still accruing interest at June 30, 2024, and we had no loans that were delinquent 90 days or greater and still accruing interest at June 30, 2023.

	At June 30,
	2024	2023
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family (1)	$—	$—
Multi-family	—	—
Commercial	150	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	—	115
Consumer	—	2

Total non-accrual loans	150	117

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family (1)	—	—
Multi-family	—	—
Commercial	—	—
Home equity line of credit	—	—
Construction	—	—
Commercial	—	—
Consumer	23	—

Total loans delinquent 90 days or greater and still accruing	23	—

Total non-performing loans	173	117

Performing troubled debt restructurings	n/a	215
Performing loan modifications for borrowers with financial difficulties	385	n/a

Total non-performing loans and performing troubled debt restructurings or loan modifications for borrowers with financial difficulties	$558	$332

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family (1)	—	25
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	—	—
Consumer	—	6

Total other real estate owned and foreclosed assets	—	31

Total non-performing assets	$173	$148

Ratios:
Non-performing loans to total loans	0.03%	0.02%
Non-performing assets to total assets	0.02%	0.02%

(1)	Includes home equity loans.

At June 30, 2024, our non-accrual loans totaled $150,000. These non-accrual loan balance consisted of one commercial real estate loan for $150,000 with no specific allowance.

Loan Modifications and Troubled Debt Restructurings. As per ASU 2022-02, which the Company adopted effective July 1, 2023, loan modifications for borrowers experiencing financial difficulties can include one or a combination of the following: principal forgiveness, payment delay, term extension or interest rate reduction. Two such modifications utilizing a payment delay were made in the year ended June 30, 2024. At June 30, 2024, the Company had two loan modifications for borrowers experiencing financial difficulties totaling $385,000, which consisted of $252,000 in commercial real estate loans and $133,000 in commercial business loans.

Prior to the adoption of ASU 2022-02, the Company had a number of loans that were modified in troubled debt restructurings, with the modification of such loans including one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. At June 30, 2023, we had troubled debt restructurings of approximately $215,000.

For the year ended June 30, 2024, gross interest income that would have been recorded had our loan modifications for borrowers experiencing financial difficulties been performing in accordance with their original terms was $29,000, while for the year ended June 30, 2023, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $19,000. We recognized interest income of $29,000 and $19,000 on such modified loans for the years ended June 30, 2024 and 2023, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2024
Real estate loans:
One- to four-family (1)	4	$192	—	—	4	192
Multi-family	—	—	—	—	—	—
Commercial	—	—	1	150	1	150
Home equity lines of credit	1	25	—	—	1	25
Construction	—	—	—	—	—	—
Commercial	1	20	—	—	1	20
Consumer	1	1	1	23	2	24

Total loans	7	$238	2	$173	9	$411

At June 30, 2023
Real estate loans:
One- to four-family (1)	5	116	—	—	5	116
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Home equity lines of credit	1	20	—	—	1	20
Construction	—	—	—	—	—	—
Commercial	—	—	2	58	2	58
Consumer	2	6	1	2	3	8

Total loans	8	$142	3	$60	11	$202

(1)	Includes home equity loans.

Total delinquent loans increased by $209,000 to $411,000 at June 30, 2024 from $202,000 million at June 30, 2023. The increase in delinquent loans was due primarily to a $76,000 increase in one- to four-family loans, a $150,000 increase in commercial real estate loans, a $5,000 increase in home equity lines of credit, and a $16,000 increase in consumer loans, partially offset by a $38,000 decrease in commercial business loans.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2024, we had no foreclosed assets compared to $31,000 as of June 30, 2023. Foreclosed assets at June 30, 2023, consisted of of $25,000 in residential real estate and $6,000 in other repossessed assets.

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

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2024 and 2023, include approximately $173,000 and $117,000 of nonperforming loans, respectfully. The related specific valuation allowance in the allowance for credit losses for such nonperforming loans was $0 at both June 30, 2024 and 2023. Substandard assets shown include foreclosed assets.

	At June 30,
	2024	2023
	(In thousands)
Classified assets:
Substandard	$3,165	$5,880
Doubtful	—	—
Loss	—	—

Total classified assets	3,165	5,880
Watch	72	335

Total criticized assets	$3,237	$6,215

At June 30, 2024, substandard assets consisted of $194,000 of one- to four-family residential mortgage loans, $234,000 in multi-family loans, $1.2 million of commercial real estate loans, and $1.5 million of commercial business loans. At June 30, 2024, watch assets consisted of $72,000 of one- to four-family loans. At June 30, 2024, no assets were classified as doubtful or loss.

Other Loans of Concern. At June 30, 2024, there were no other loans or other assets that are not disclosed in the text or tables above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Other Credit Risk. We also have some credit risk associated with fixed-rate residential loans that we sold to the Federal Home Loan Bank of Chicago between 2000 and December 2008, and again starting in October 2015, under its Mortgage Partnership Finance (MPF) Original Program. However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We sold $12.7 million in loans under this program in the year ended June 30, 2024, and we continue to service approximately $93.6 million of these loans, for which our maximum potential credit risk is approximately $2.0 million. From June 2000 to June 30, 2024, we experienced only $176,000 in actual losses under the MPF Original Program. We have also sold loans to the Federal Home Loan Bank of Chicago since December 2008 under its Mortgage Partnership Finance Xtra Program. Unlike loans sold under the MPF Original Program, we do not retain any credit risk with respect to loans sold under the MPF Xtra Program.

Allowance for Credit Losses

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The allowance for credit losses (“ACL”) represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision for credit losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies on a sound credit review and approval process. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty.

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

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics. The Company estimates the appropriate level of allowance for credit losses for collateral-dependent loans by evaluating them individually.

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

The Company establishes a general allowance for loans that are not deemed collateral-dependent to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segmenting the loan portfolio into pools with similar risks and collecting data to determine pool loss experience. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and loan modifications to borrowers experiencing financial difficulties, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

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

The following table sets forth activity in our allowance for credit losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$7,139	$7,052
Impact of adopting ASU 2016-13	—	47
Charge-offs:
Real estate loans:
One- to four-family (1)	—	—
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	—	(14)
Consumer	(49)	(37)

Total charge-offs	(49)	(51)
Recoveries:
Real estate loans:
One- to four-family (1)	3	1
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	242	23
Consumer	14	15

Total recoveries	259	39
Net recoveries (charge-offs)	210	(12)

Provision for credit losses	150	52

Balance at end of period	$7,499	$7,139

Ratios:
Net charge-offs (recoveries)to average loans outstanding	(0.03)%	0.01%
Allowance for credit losses to non-performing loans at end of period	4329.57%	6101.71%
Allowance for credit losses to total loans at end of period	1.16%	1.20%

(1)	Includes home equity loans.

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

	At June 30,
	2024		2023
	Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$1,774	27.4%	$1,898	27.5%
Multi-family	1,764	19.5	1,121	15.1
Commercial	2,358	31.0	2,369	32.6
Home equity lines of credit	148	1.5	121	1.4
Construction	337	5.2	765	8.6
Commercial	1,053	14.2	794	13.4
Consumer	65	1.2	71	1.4

Total	$7,499	100.0%	$7,139	100.0%

(1)	Includes home equity loans.

The Company had a net recovery of $210,000 for the year ended June 30, 2024, compared to a net charge-off of $12,000 for the year ended June 30, 2023. Net recoveries for the year ended June 30, 2024 involved recoveries for commercial business loans and consumers loans, partially offset by a charge-off for consumer loans, while charge-offs during the year ended June 30, 2023, involved commercial business loans and consumer loans. In addition, non-performing loans increased to $173,000 at June 30, 2024 from $117,000 at June 30, 2023.

The allowance for credit losses increased $360,000, or 5.0%, to $7.5 million at June 30, 2024 from $7.1 million at June 30, 2023. At June 30, 2024, the allowance for credit losses represented 1.16% of total loans, compared to 1.20% of total loans, at June 30, 2023. The increase in the allowance for credit losses on loans to total loans was a result of loan growth and loan portfolio mix changes.

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

Our current investment policy permits us to invest only in investment quality securities permitted by Office of the Comptroller of the Currency regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2024, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

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

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers, and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2024, we held $3.1 million of municipal securities, all of which were issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2024, we held $4.5 million of Federal Home Loan Bank of Chicago common stock in connection with our borrowing activities totaling $33.0 million. The common stock of the Federal Home Loan Bank is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At June 30, 2024, we had $14.9 million invested in bank-owned life insurance, which was 15.8% of our Tier 1 capital plus our allowance for credit losses.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2024 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasury	$—	—%	$497	1.28%	$—	—%	$—	—%	$497	$444	1.28%
U.S. government, federal agency and government-sponsored enterprises	4,000	2.63	2,979	1.81	—	—	—	—	6,979	6,609	2.28
U.S. government sponsored mortgage-backed securities	2,404	3.71	31,309	2.95	77,255	2.00	81,588	2.39	192,556	166,236	2.34
Small Business Administration	—	—	327	2.56	6,419	2.49	9,641	1.88	16,387	14,086	2.13
State and political subdivisions	—	—	816	2.97	1,241	3.08	1,047	2.90	3,104	3,100	2.99

Total	$6,404	3.04%	$35,928	2.83%	$84,915	2.05%	$92,276	2.34%	$219,523	$190,475	2.33%

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also borrow from the Federal Home Loan Bank of Chicago, the Federal Reserve Discount Window, and the Federal Reserve Bank Term Funding Program (“BTFP”), to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are the proceeds from the sale of loans originated for sale, scheduled loan payments, maturing investments, loan prepayments, retained earnings and income on other earning assets.

Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain both retail and commercial deposits.

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or non-brokered certificates of deposit obtained through an internet listing service. At June 30, 2024, we had $29.0 million in brokered certificates of deposit and no non-brokered certificates of deposit obtained through an internet listing service.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2024			For the Fiscal Year Ended June 30, 2023
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$51,894	7.55%	—%	$57,445	8.40%	—%
Interest-bearing checking or NOW	102,926	14.96	0.15	117,672	17.21	0.16
Savings accounts	60,550	8.80	0.61	70,129	10.26	0.39
Money market accounts	161,591	23.49	2.99	171,990	25.16	1.44
Certificates of deposit	310,866	45.20	3.96	266,418	38.97	1.90

Total deposits	$687,827	100.00%	2.57%	$683,654	100.00%	1.17%

At June 30, 2024 and June 30, 2023, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000 per account) was $303.6 million and $312.3 million, respectively. At June 30, 2024 and June 30, 2023, the aggregate amount of all uninsured certificates of deposit was $49.9 million and $46.7 million, respectively. At June 30, 2024 and June 30, 2023, we had no deposits that were uninsured for any reason other than being in excess of the Federal Deposit Insurance Corporation limit.

The following table sets forth the maturity of our uninsured certificates of deposit at June 30, 2024.

At June 30, 2024
(In thousands)
Three months or less	$18,446
Over three months through six months	8,989
Over six months through 12 months	22,162
Over 12 months	298

Total	$49,895

Borrowings. Our borrowings at June 30, 2024, consisted of advances from the Federal Home Loan Bank of Chicago, borrowings from the Federal Reserve Bank Term Funding Program, and repurchase agreements. At June 30, 2024, we had the ability to borrow up to an additional $73.2 million from the Federal Home Loan Bank of Chicago, we had $14.0 million available from CIBC BANK USA, and we also had the ability to borrow up to $35.1 million from the Federal Reserve Discount Window based on our current collateral pledged.

Personnel

At June 30, 2024, the Association had 109 full-time employees and 7 part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

Subsidiaries

IF Bancorp conducts its principal business activities through its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association. Iroquois Federal Savings and Loan Association has one wholly-owned subsidiary, L.C.I. Service Corporation, an insurance agency with offices in Watseka and Danville, Illinois.

REGULATION AND SUPERVISION

General

Iroquois Federal is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”). Iroquois Federal is also regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Federal Reserve Board, with respect to reserves to be maintained against deposits, the payment of dividends and other matters. This regulation and supervision establish a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of stockholders. Iroquois Federal also is a member of and owns stock in the FHLB-Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

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

As a savings and loan holding company, IF Bancorp is required to comply with the rules and regulations of, must file certain reports with, and is subject to examination by the Federal Reserve Board. IF Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of IF Bancorp and Iroquois Federal.

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

The OCC permits federal savings associations to elect to exercise national bank powers without converting to a national bank charter. The election is available to any federal savings association that had total consolidated assets of $20 billion or less as of December 31, 2017. The effect of the so-called “covered savings association” election is that a federal savings association generally has the same rights and privileges, including broad commercial lending authority as a national bank, that has its main office in the same location as the home office of the covered savings association. The covered savings association is also subject to the same duties, restrictions, liabilities and limitations applicable to a national bank. A covered savings association retains its federal savings association charter and continues to be subject to the corporate governance laws and regulations applicable to such associations, including as to its bylaws, board of directors and shareholders, capital distributions and mergers. Iroquois Federal has not made such an election.

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

Institutions that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 9.0%, to satisfy the regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Iroquois Federal opted into the community bank leverage ratio framework effective with the quarter ended March 31, 2020.

At June 30, 2024, Iroquois Federal’s capital exceeded all applicable requirements.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.

On July 30, 2012, Iroquois Federal received approval from the OCC to participate in the Supplemental Lending Limits Program (SLLP). This program allows an eligible savings association to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower, in the lesser of the following two amounts: (1) 10% of its capital and surplus; or (2) the percentage of capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for loans secured by one-to four-family residential real estate, small business loans, small farm loans or unsecured loans in the state where the main office of the savings association is located. For Iroquois Federal, this additional limit (or “supplemental limit”) for one-to four-family residential real estate, small business, or small farm loans is 10% of its capital and surplus. In addition, the total outstanding amount of Iroquois Federal’s loans or extensions of credit or parts of loans and extensions of credit made to all of Iroquois Federal’s borrowers under the SLLP may not exceed 100% of Iroquois Federal’s capital and surplus. Iroquois Federal uses the supplemental limit for its loans to one borrower infrequently, and all such credit facilities must receive prior approval by the Board of Directors.

As of June 30, 2024, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank that has not exercised the covered savings association election, Iroquois Federal must either qualify as a “domestic building and loan association” within the meaning of the Internal Revenue Code or satisfy the Home Owners’ Loan Act qualified thrift lender, or “QTL,” test. Under the QTL test, Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the QTL test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At June 30, 2024, Iroquois Federal held 70.35% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases, and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

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

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Iroquois Federal received a “satisfactory” Community Reinvestment Act rating in its most recent performance evaluation.

On October 24, 2023, the OCC, the FDIC and the Federal Reserve Board issued a final rule to “strengthen and modernize” Community Reinvestment Act regulations and the related regulatory framework. Under the final rule, Iroquois Federal is classified as an intermediate bank and will be evaluated under two performance tests, the Retail Lending Test and either the Intermediate Bank Community Development Test or the Community Development Financing Test. Although the effective date of the final rule is April 1, 2024, the applicability date for most of the provisions is January 1, 2026, with certain other requirements becoming applicable on January 1, 2027.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Iroquois Federal. IF Bancorp is an affiliate of Iroquois Federal because of its control of Iroquois Federal. In general, covered transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a federal savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in violations of law or regulation, breaches of fiduciary duty, or unsafe or unsound practices. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution receivership, conservatorship or the termination of deposit insurance. The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

The OCC has adopted regulations to implement the prompt corrective action legislation. For this purpose, a savings bank is placed in one of the five categories based on the institution’s capital:

•

Well Capitalized – a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. Qualifying institutions that elect and comply with the community bank leverage ratio framework will be considered to be “well-capitalized.”

•

Adequately Capitalized – a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater.

•

Undercapitalized – a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%.

•

Significantly Undercapitalized – a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%.

•	Critically Undercapitalized – a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At June 30, 2024, Iroquois Federal met the criteria for being considered “well-capitalized.”

“Undercapitalized” institutions must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. Compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status. These actions are in addition to other discretionary supervisory or enforcement actions that the OCC may take.

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

Assessments for institutions with less than $10 billion of assets, such as Iroquois Federal, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years (along with certain specified adjustments), with institutions deemed less risky paying lower assessments. Effective January 1, 2023, the assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is 2.5 basis points to 32 basis points.

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

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of June 30, 2024, Iroquois Federal was in compliance with this requirement.

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

Permissible Activities. Under present law, the business activities of IF Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of June 30, 2024, IF Bancorp, Inc. has not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including IF Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, and future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community, and competitive factors.

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

Capital. Pursuant to federal legislation, the Federal Reserve Board has established for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository institution subsidiaries. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank and savings and loan holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board. As a result, the Federal Reserve Board’s consolidated holding company regulatory capital requirements do not presently apply to IF Bancorp.

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

Change in Control Regulations. Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as IF Bancorp, unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or the power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with IF Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Federal Securities Laws

IF Bancorp common stock is registered with the SEC under the Exchange Act. IF Bancorp is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

ITEM 1A.	RISK FACTORS

Operational Risks

We intend to continue to grow our commercial real estate, multi-family and commercial business loans and increase these loans as a percentage of our total loan portfolio. As a result, our credit risk will continue to increase, and downturns in the local real estate market or economy could have a more severe adverse effect on our earnings.

We intend to continue growing our portfolio of commercial real estate, multi-family and commercial business loans. Since our mutual-to-stock conversion in 2011 we have emphasized the origination of our commercial loans. At June 30, 2024, $200.0 million, or 30.9%, of our total loan portfolio consisted of commercial real estate loans, $126.0 million, or 19.5%, of our total loan portfolio consisted of multi-family loans, and $91.8 million, or 14.2%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and credit loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2024, our loan participations totaled $51.8 million, or 8.0% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

Additionally, we expect to continue to use loan participations as a way to effectively deploy our capital. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If our non-performing loans and other non-performing assets increase, or the value of our foreclosed assets decreases our earnings will decrease.

At June 30, 2024, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent and still accruing, and real estate owned) totaled $173,000. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for credit losses. There are also legal fees associated with the resolution of problem assets.

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

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses on loans, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for credit losses. Our allowance for credit losses was 1.16% of total loans at June 30, 2024. Additions to our allowance could materially decrease our net income.

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

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

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

While our Board of Directors takes an active role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Our Board of Directors takes an active role in the cybersecurity risk tolerance of the Company and all members receive cybersecurity training annually. The Board reviews the annual risk assessments and approves information technology policies, which include cybersecurity. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. The Board receives an annual information security report from our Information Security Officer as it relates to cybersecurity and related issues. We also engage outside consultants to support our cybersecurity efforts. However, our directors do not have significant experience in cybersecurity risk management outside of the Company and therefore, its ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2024, 2.4% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 90.4% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, especially local conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, and could more negatively affect us compare to a financial institution that operates with more geographic diversity:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The Company has established an Information Security Program (ISP) and various related policies, controls and procedures, to assess, identify and mitigate risks from cybersecurity threats. The ISP is based on the National Institute of Standards and Technology Cybersecurity Framework. Critical information assets and processes have been identified, and internal and third-party controls have been implemented to prevent and detect external attacks.

These controls include computer scanning, intrusion prevention services, firewalls, end-point detection and response, data loss prevention, access controls, internal and external penetration testing, security monitoring, anti-virus, internet content filtering, server event logging, and firewall event management. Publications from FS-ISAC, SANS Institute and US-CERT are reviewed, and alerts are monitored daily. Our Business Continuity Plan includes the documented and tested critical steps required to recover a system or software application in the event of a cybersecurity incident. The ISP is reviewed and modified at least annually, or whenever required to respond to changes in cybersecurity conditions. The Executive Vice President and Information Security Officer, and the Executive Vice President and Chief Operating Officer are primarily responsible for managing the ISP. The Information Technology Committee, whose members include the CEO and senior management from loan operations, deposit operations, and accounting in addition to the EVP Chief Operating Officer and EVP Information Security Officer, provide support and enforcement of the ISP. The Committee meets quarterly to review and approve ISP related policies, procedures, and controls including disaster recovery, incident response, and cybersecurity. The Committee monitors risk management practices and procedures, external vulnerability testing and internal staff information security training and testing. Members are responsible for ensuring compliance with all ISP related policies, controls and procedures within their respective departments or functions.

The Board of Directors reviews and approves the ISP. The EVP and Information Security Officer reports to the Board at least annually. The report includes material matters related to the ISP, addressing issues such as risk assessment and management, implementation of internal controls to detect and protect against cybersecurity threats, third-party cybersecurity controls, test results, staff and board training, security breaches or violations and management responses, and recommendations for changes in the ISP. The EVP and Information Security Officer and EVP Chief Operating Officer each have over 20 years’ experience managing information security and cybersecurity programs.

ITEM 2.	PROPERTIES

We operate from our main office, six branch offices, an administrative office, and a data center located in Iroquois, Vermilion, Champaign and Kankakee Counties, Illinois, and a loan production office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $10.6 million at June 30, 2024. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

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

Holders.

As of September 1, 2024, there were 322 holders of record of the Company’s common stock.

Dividends.

The Company paid dividends of $0.20 per share in October 2022 and April 2023 and $0.20 per share in October 2023 and April 2024. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no share repurchases during the year ended June 30, 2024. The Company does not have an active stock repurchase plan in place.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $887.7 million in assets at June 30, 2024 from $377.2 million in assets at June 30, 2009. We have increased our assets primarily through increased investment securities and loan growth.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 1.78% and 2.62% for the years ended June 30, 2024 and 2023, respectively. Net interest income decreased to $17.7 million for the year ended June 30, 2024, from $22.0 million for the year ended June 30, 2023.

Our net income for the year ended June 30, 2024 was $1.8 million, compared to a net income of $4.7 million for the year ended June 30, 2023.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing assets totaled $173,000, or 0.1% of total assets at June 30, 2024, and $148,000, or 0.1% of assets at June 30, 2023.

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

The Company utilizes a current expected credit loss (“CECL”) methodology which relies on segmenting the loan portfolio into pools with similar risks, tracking the performance of the pools over time, and using the data to determine pool loss experience. Based on our estimate of the level of allowance for credit losses required, we record a provision for credit losses as a charge to earnings to maintain the allowance for credit losses at an appropriate level. The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics. The Company estimates the appropriate level of allowance for credit losses for collateral-dependent loans by evaluating them separately. The Company also uses the CECL model to calculate the allowance for credit losses on off-balance sheet credit exposures, such as undrawn amounts on lines of credit. While the allowance for credit losses on loans is reported as a contra-asset asset for loans, the allowance for credit losses on off-balance sheet credit exposures is reported as a liability.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2024 and no valuation allowance was necessary.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At June 30,
	2024	2023	2022
	(In thousands)
Selected Financial Condition Data:
Total assets	$887,745	$848,976	$857,558
Cash and cash equivalents	9,571	10,988	75,811
Investment securities available for sale	190,475	201,299	220,906
Federal Home Loan Bank of Chicago stock	4,499	3,127	3,142
Loans held for sale	—	—	227
Loans receivable, net	639,297	587,457	518,704
Foreclosed assets held for sale	—	31	120
Bank-owned life insurance	14,892	14,761	14,373
Deposits	727,177	735,314	752,020
Federal Home Loan Bank of Chicago advances	32,999	19,500	15,000
Federal Reserve Bank Term Funding Program (BTFP)	25,250	—	—
Total equity	73,916	71,753	71,658

	For the Fiscal Year Ended June 30,
	2024	2023	2022
	(In thousands)
Selected Operating Data:
Interest income	$40,984	$32,072	$24,792
Interest expense	23,255	10,075	2,529

Net interest income	17,729	21,997	22,263
Provision for credit losses	32	(228)	492

Net interest income after provision (credit) for credit losses	17,697	22,225	21,771
Noninterest income	4,386	4,069	5,504
Noninterest expense	19,728	20,034	19,448

Income before income tax expense	2,355	6,260	7,827
Income tax expense	565	1,600	2,043

Net income	$1,790	$4,660	$5,784

	At or For the Fiscal Years Ended June 30,
	2024	2023	2022
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.20%	0.56%	0.74%
Return on average equity (net income as a percentage of average equity)	2.54%	6.56%	7.07%
Interest rate spread (1)	1.78%	2.62%	2.87%
Net interest margin (2)	2.10%	2.80%	2.93%
Efficiency ratio (3)	89.21%	76.86%	70.04%
Dividend payout ratio	70.18%	26.67%	18.62%
Noninterest expense to average total assets	2.23%	2.42%	2.49%
Average interest-earning assets to average interest-bearing liabilities	111.74%	114.02%	119.13%
Average equity to average total assets	7.99%	8.59%	10.46%
Asset Quality Ratios:
Non-performing assets to total assets	0.02%	0.02%	0.15%
Non-performing loans to total loans	0.03%	0.02%	0.22%
Allowance for credit losses to non-performing loans	4329.57%	6101.71%	600.68%
Allowance for credit losses to total loans	1.16%	1.20%	1.34%
Net charge-offs (recoveries) to average loans	(0.03)%	0.01%	0.01%
Capital Ratios:
Community Bank Leverage Ratio:
Company (4)	10.1%	10.5%	10.7%
Association (4)	9.2%	9.5%	9.8%
Tier 1 capital (to adjusted total assets):
Company	10.1%	10.5%	10.7%
Association	9.2%	9.5%	9.8%
Tangible capital (to adjusted total assets):
Company	10.1%	10.5%	10.7%
Association	9.2%	9.5%	9.8%
Other Data:
Number of full-service offices	7	7	7
Full time equivalent employees	113	107	112

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	Leverage Ratio (CBLR) is a capital requirement which became effective for the Association for the quarter ended March 31, 2020. The CBLR is the ratio of Tier 1 capital to average assets.

Comparison of Financial Condition at June 30, 2024 and June 30, 2023

Total assets increased $38.8 million, or 4.6%, to $887.7 million at June 30, 2024 from $849.0 million at June 30, 2023. The increase was primarily due to a $51.8 million increase in net loans, partially offset by a $10.8 million decrease in investments, and a $1.4 million decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $1.4 million to $9.6 million at June 30, 2024, from $11.0 million at June 30, 2023.

Investment securities, consisting entirely of securities available for sale, decreased $10.8 million, or 5.4%, to $190.5 million at June 30, 2024 from $201.3 million at June 30, 2023. We had no held-to-maturity securities at June 30, 2024 or June 30, 2023.

Net loans receivable, including loans held for sale, increased by $51.8 million, or 8.8%, to $639.3 million at June 30, 2024 from $587.5 million at June 30, 2023. The increase in net loans receivable during this period was due primarily to a $36.4 million, or 40.6%, increase in multi-family loans, a $13.4 million, or 8.2%, increase in one- to four-family loans, a $12.1 million, or 15.2%, increase in commercial business loans, a $6.3 million, or 3.3%, increase in commercial real estate loans, and a $1.8 million, or 22.2%, increase in home equity lines of credit, partially offset by a $17.3 million, or 33.9%, decrease in construction loans, and a $655,000, or 7.8%, decrease in consumer loans.

Between June 30, 2023 and June 30, 2024, accrued interest receivable increased $676,000 to $3.5 million, and Federal Home Loan Bank (FHLB) stock increased $1.4 million to $4.5 million, while premises and equipment decreased $512,000 to $10.6 million, deferred income taxes decreased $554,000 to $10.5 million, and other assets decreased $921,000 to $2.8 million. The increase in accrued interest receivable was primarily the result of an increase in the average balance and the average yield of interest-earning assets, and the increase in FHLB stock was the result of an increased stock requirement due to an increase in FHLB advances. The decrease in premises and equipment was the result of ordinary depreciation, the decrease in deferred income taxes was mostly due to a decrease in unrealized losses on available-for-sale securities, and the decrease in other assets was primarily due to the receipt of a large accounts receivable item in the year ended June 30, 2024.

At June 30, 2024, our investment in bank-owned life insurance was $14.9 million, an increase of $131,000 from $14.8 million at June 30, 2023. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for credit losses. At June 30, 2024, our investment of $14.9 million in bank-owned life insurance was 15.8% of our Tier 1 capital plus our allowance for credit losses.

Deposits decreased $8.1 million, or 1.1%, to $727.2 million at June 30, 2024 from $735.3 million at June 30, 2023. Savings, NOW, and money market accounts decreased $39.9 million, or 11.6%, to $304.2 million, noninterest bearing demand accounts decreased $4.3 million, or 4.0%, to $103.3 million, certificates of deposit, excluding brokered certificates of deposit, increased $26.6 million, or 10.1%, to $290.6 million, and brokered certificates of deposit increased $9.5 million, or 48.4%, to $29.0 million.

Repurchase agreements increased $7.0 million, or 64.8%, to $17.8 million. FHLB advances increased $13.5 million, or 69.2%, to $33.0 million at June 30, 2024 from $19.5 million at June 30, 2023. Borrowings from Federal Reserve BTFP increased $25.3 million to $25.3 million at June 30, 2024 from $0 at June 30, 2023.

Total equity increased $2.2 million, or 3.0%, to $73.9 million at June 30, 2024 from $71.8 million at June 30, 2023. Equity increased primarily due to net income of $1.8 million, an increase of $1.1 million in accumulated other comprehensive income (loss), net of tax, and ESOP and stock equity plan activity of $563,000, partially offset by the accrual of approximately $1.3 million in dividends to our shareholders. The increase in accumulated other comprehensive income (loss) was primarily due to a decrease in unrealized depreciation on available-for-sale securities, net of tax.

Comparison of Operating Results for the Years Ended June 30, 2024 and 2023

General. Net income decreased $2.9 million, or 61.6%, to $1.8 million net income for the year ended June 30, 2024 from $4.7 million net income for the year ended June 30, 2023. The decrease was due to a decrease in net interest income and an increase in provisions for credit losses, partially offset by an increase in noninterest income, and a decrease in noninterest expense.

Net Interest Income. Net interest income decreased by $4.3 million, or 19.4%, to $17.7 million for the year ended June 30, 2024 from $22.0 million for the year ended June 30, 2023. The decrease was due to an increase of $13.2 million in interest expense, partially offset by an increase of $8.9 million in interest and dividend income. A $65.6 million, or 9.5%, increase in the average balance of interest-bearing liabilities was partially offset by a $57.6 million, or 7.3%, increase in the average balance of interest earning assets. Our interest rate spread decreased 84 basis points to 1.78% for the year ended June 30, 2024 from 2.62% for the year ended June 30, 2023, and our net interest margin decreased by 70 basis points to 2.10% for the year ended June 30, 2024 from 2.80% for the year ended June 30, 2023.

Interest and Dividend Income. Interest and dividend income increased $8.9 million, or 27.8%, to $41.0 million for the year ended June 30, 2024 from $32.1 million for the year ended June 30, 2023. The increase in interest income was due to a $8.7 million increase in interest on loans, $77,000 increase in interest income on securities, and a $115,000 increase in other interest income. An increase of $8.7 million, or 33.4%, in interest on loans resulted from an 85 basis point, or 18.5%, increase in the average yield on loans to 5.45% from 4.60%, and a $71.4 million, or 12.6%, increase in the average balance of loans to $638.8 million for the year ended June 30, 2024 from $567.4 million for the year ended June 30, 2023. Interest on securities increased $77,000, or 1.4%, due to a 23 basis point, or 8.8%, increase in the average yield on securities to 2.86% for the year ended June 30, 2024 from 2.63% for the year ended June 30, 2023, partially offset by a $14.0 million decrease in the average balance of securities to $193.9 million at June 30, 2024 from $207.9 million at June 30, 2023.

Interest Expense. Interest expense increased $13.2 million, or 130.8%, to $23.3 million for the year ended June 30, 2024 from $10.1 million for the year ended June 30, 2023. The increase was due to a 162 basis point increase in the cost of interest-bearing liabilities to 3.08% for the year ended June 30, 2024 from 1.46% for the year ended June 30, 2023, and a $65.6 million increase in the average balance of interest-bearing liabilities to $755.0 million for the year ended June 30, 2024 from $689.4 million for the year ended June 30, 2023.

Interest expense on interest-bearing deposits increased $9.7 million, or 120.7%, to $17.7 million for the year ended June 30, 2024, from $8.0 million for the year ended June 30, 2023. This increase was due to a 150 basis point, or 117.4% increase in the average cost of interest-bearing deposits to 2.78% from 1.28%, and a $9.7 million increase in the average balance of interest-bearing deposits to $635.9 million for the year ended June 30, 2024, from $626.2 million for the year ended June 30, 2023.

Interest expense on borrowings, including FHLB advances, the discount window and the BTFP at the Federal Reserve Bank, and repurchase agreements, increased $3.5 million, or 169.6%, to $5.6 million for the year ended June 30, 2024 from $2.1 million for the year ended June 30, 2023. This increase was due to an increase in the average balance of borrowings to $119.1 million for the year ended June 30, 2024 from $63.2 million for the year ended June 30, 2023, and by a 141 basis point increase in the average cost of such borrowings to 4.70% for the year ended June 30, 2024 from 3.29% for the year ended June 30, 2023.

Provision for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a provision for credit losses of $32,000 for the year ended June 30, 2024, which includes a provision for credit losses on loans of $150,000 and a credit for credit losses on off-balance sheet credit exposures of $(118,000), compared to a provision (credit) for credit losses of $(228,000) for the year ended June 30, 2023. The allowance for credit losses was $7.5 million, or 1.16% of total loans, at June 30, 2024, compared to $7.1 million, or 1.20% of total loans, at June 30, 2023. Non-performing loans increased during the year ended June 30, 2024, to $173,000, from $117,000 at June 30, 2023. During the year ended June 30, 2024, net recoveries of $210,000 were recognized, while during the year ended June 30, 2023, $12,000 in net charge-offs were recognized.

The following table sets forth information regarding the allowance for credit losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2024	Year Ended June 30, 2023
Allowance to non-performing loans	4329.57%	6101.71%
Allowance to total loans outstanding at the end of the period	1.16%	1.20%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	(0.03)%	0.01%
Total non-performing loans to total loans	0.03%	0.02%
Total non-performing assets to total assets	0.02%	0.02%

Noninterest Income. Noninterest income increased $317,000, or 7.8%, to $4.4 million for the year ended June 30, 2024 from $4.1 million for the year ended June 30, 2023. The increase was primarily due to an increase in gain on sale of loans, an increase in net realized gain (loss) on sale of available-for-sale securities, an increase in insurance commissions, and an increase in bank-owned life insurance, partially offset by a decrease in brokerage commissions. For the year ended June 30, 2024, gains on the sale of loans increased $94,000 to $266,000, net realized gain (loss) on sale of available-for-sale securities increased $171,000 to $0, insurance commissions increased $94,000 to $745,000, and bank-owned life insurance increased $118,000 to $506,000, while brokerage commissions decreased $123,000 to $650,000. The increase in gain on sale of loans was a result of an increase in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the year ended June 30, 2024. The increase in gain (loss) on sale of available-for-sale securities was the result of securities sold at a larger loss in the year ended June 30, 2023, while the increase in insurance commissions was due to an increase in personal lines commissions, and the increase in bank-owned life insurance income was due to the receipt of death benefit proceeds in the year ended June 30, 2024. The decrease in brokerage commissions was the result of a decrease in the amount of renewal commissions and management fees.

Noninterest Expense. Noninterest expense decreased $306,000, or 1.5%, to $19.7 million for the year ended June 30, 2024 from $20.0 million for the year ended June 30, 2023. The largest components of this decrease were compensation and benefits, which decreased $700,000, or 5.5%, equipment expense, which decreased $314,000, or 12.6%, advertising, which decreased $129,000, or 24.0%, and supervisory examinations, which decreased $72,000, or 41.6%, and were partially offset by federal deposit insurance premium, which increased $241,000, or 72.4%, and other expense, which increased $668,000, or 40.8%. Compensation and benefits decreased due to a decrease in 401(k) profit sharing and annual incentive plan expenses, equipment expense decreased as a result of a decrease in the cost of core processing, advertising decreased as a result of an ad campaign that ran in the year ended June 30, 2023, and supervisory examinations decreased as a result of a reduction in assessments for community banks by the OCC. Our federal deposit insurance premium increased as a result of FDIC increasing the initial base deposit insurance assessment rate and other expenses increased as a result of a large charge-off for HELOC check fraud for which we have filed an insurance claim.

Income Tax Expense. We recorded a provision for income tax of $565,000 for the year ended June 30, 2024, compared to a provision for income tax of $1.6 million for the year ended June 30, 2023, reflecting effective tax rates of 24.0% and 25.6%, respectively.

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

	For The Twelve Months Ended June 30,
	2024			2023			Difference
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family (1)	$173,701	$9,045	5.21%	$150,343	$6,675	4.44%	$23,358	$2,370	0.77%
Multi-family	113,146	5,216	4.61	95,481	3,990	4.18	17,665	1,226	0.43
Commercial	201,306	9,902	4.92	187,519	8,213	4.38	13,787	1,689	0.54
Home equity lines of credit	9,152	633	6.92	7,192	414	5.76	1,960	219	1.16
Construction loans	47,955	3,411	7.11	41,267	2,045	4.96	6,688	1,366	2.15
Commercial business loans	85,424	6,171	7.22	76,538	4,380	5.72	8,886	1,791	1.50
Consumer loans	8,070	448	5.55	9,021	389	4.31	(951)	59	1.24

Total loans	638,754	34,826	5.45	567,361	26,106	4.60	71,393	8,720	0.85

Securities:
U.S. government, federal agency and government-sponsored enterprises	21,299	558	2.62	25,069	593	2.37	(3,770)	(35)	0.25
U.S. government sponsored mortgage-backed securities	169,375	4,887	2.89	179,326	4,766	2.66	(9,951)	121	0.23
State and political subdivisions	3,222	97	3.01	3,550	106	2.99	(328)	(9)	0.02

Total securities	193,896	5,542	2.86	207,945	5,465	2.63	(14,049)	77	0.23
Other	11,052	616	5.57	10,788	501	4.64	264	115	0.93

Total interest-earning assets	843,702	40,984	4.86	786,094	32,072	4.08	57,608	8,912	0.78

Noninterest-earning assets	39,711			41,149			(1,438)

Total assets	$883,413			$827,243			$56,170

Interest-bearing liabilities:
Interest-bearing checking or NOW	$102,926	153	0.15	$117,672	191	0.16	$(14,746)	(38)	(0.01)
Savings accounts	60,550	371	0.61	70,129	275	0.39	(9,579)	96	0.22
Money market accounts	161,591	4,827	2.99	171,990	2,476	1.44	(10,399)	2,351	1.55
Certificates of deposit	310,866	12,302	3.96	266,418	5,055	1.90	44,448	7,247	2.06

Total interest-bearing deposits	635,933	17,653	2.78	626,209	7,997	1.28	9,724	9,656	1.50
Borrowings and repurchase agreements	119,099	5,602	4.70	63,224	2,078	3.29	55,875	3,524	1.41

Total interest-bearing liabilities	755,032	23,255	3.08	689,433	10,075	1.46	65,599	13,180	1.62
Noninterest-bearing deposits	51,894			57,445			(5,551)
Noninterest-bearing liabilities	5,898			9,284			(3,386)

Total liabilities	812,824			756,162			56,662
Equity	70,589			71,081			(492)

Total liabilities and equity	883,413			827,243			56,170

Net interest income		$17,729			$21,997			$(4,268)

Net interest rate spread (2)			1.78%			2.62%			(0.84)%
Net interest-earning assets (3)	$88,670			$96,661			$(7,991)

Net interest margin (4)			2.10%			2.80%			(0.70)%
Average interest-earning assets to interest-bearing liabilities	1.12%			1.14%			(0.02)%

(1)	Includes home equity loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,532	$5,188	$8,720
Securities	(383)	460	77
Other	12	103	115

Total interest-earning assets	$3,161	$5,751	$8,912

Interest-bearing liabilities:
Interest-bearing checking or NOW	$(25)	$(13)	$(38)
Savings accounts	(41)	137	96
Certificates of deposit	967	6,280	7,247
Money market accounts	(159)	2,510	2,351

Total interest-bearing deposits	742	8,914	9,656
Federal Home Loan Bank advances	2,373	1,151	3,524

Total interest-bearing liabilities	$3,115	$10,065	$13,180

Change in net interest income	$46	$(4,314)	$(4,268)

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

In addition, changes in interest rates can affect the fair values of our financial instruments. For additional information regarding the fair values of our assets and liabilities, see Note 16 to the Notes to our Consolidated Financial Statements.

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

The table below illustrates the simulated impact of immediate rate shocks, ranging from -400 basis points to +400 basis points on our earnings at risk for net interest income at June 30, 2024 over one-year and two-year periods. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2024 resulting from immediate rate shocks ranging from -400 basis points to +400 basis points.

Earnings at Risk

Change in Interest	% Change in Net Interest Income
Rates (basis points)	One Year	Two Years
+400	(4.34)	1.37
+300	(2.73)	1.51
+200	(1.30)	1.55
+100	0.40	1.71
0
-100	1.26	(0.33)
-200	2.71	(0.18)
-300	4.82	0.45
-400	9.11	3.42

Net Economic Value of Equity (NEVE) at Risk

Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE
+400	93,968	(9.96)
+300	96,401	(7.63)
+200	99,017	(5.12)
+100	102,053	(2.22)
0	104,365
-100	106,482	2.03
-200	108,727	4.18
-300	111,727	6.44
-400	112,716	8.00

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve Discount Window and BTFP, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2024 and 2023, our liquidity ratio averaged 25.9% and 29.3% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2024.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2024, cash and cash equivalents totaled $9.6 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2024, we had $8.3 million in loan commitments outstanding, and $71.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2024 totaled $289.1 million, or 39.8% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2025. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2024 and 2023, we originated $215.2 million and $202.2 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances and other borrowings. We had a net decrease in total deposits of $8.1 million for the year ended June 30, 2024, and a net decrease in total deposits of $16.7 million for the year ended June 30, 2023. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, Federal Reserve BTFP, and CIBC Bank USA. Federal Home Loan Bank advances were $33.0 million at June 30, 2024, while we had other borrowings of $25.3 million from the Federal Reserve BTFP. At June 30, 2024, we had the ability to borrow up to an additional $73.2 million from the Federal Home Loan Bank of Chicago based on our collateral, we had $14.0 million available from CIBC Bank, and had the ability to borrow an additional $35.1 million from the Federal Reserve based upon current collateral pledged.

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

At June 30, 2024, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See Note 11 Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 18 Commitments and Credit Risk of the notes to the financial statements included in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2024. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2024 is effective.

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

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be held on November 25, 2024 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2024 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2022 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—	52,970
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	$—	52,970

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of IF Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)

4.2	Description of Capital Stock of IF Bancorp, Inc.

10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (3)

10.2	Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (3)

10.3	Change in Control Agreement of Pamela J. Verkler (4)

10.4	Change in Control Agreement of Thomas J. Chamberlain (9)

10.5	Amendment One to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (5)

10.6	Amendment One to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (5)

10.7	Amendment Two to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (6)

10.8	Amendment Two to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (6)

10.9	Directors Non Qualified Retirement Plan (1)

10.10	IF Bancorp, Inc. 2022 Equity Incentive Plan (7)

21.0	List of Subsidiaries (1)

23.0	Consent of FORVIS MAZARS, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (8)

97	IF Bancorp, Inc. Clawback Policy

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2024 and 2023, (ii) the Consolidated Statements of Income for the years ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023, and (vi) the notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2018.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2016.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017.
(7)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2022.
(8)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(9)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 11, 2017.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 11, 2024	By:	/s/ Walter H. Hasselbring, III
Walter H. Hasselbring, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Walter H. Hasselbring, III		September 11, 2024
Walter H. Hasselbring, III	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Pamela J. Verkler		September 11, 2024
Pamela J. Verkler	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Gary Martin		September 11, 2024
Gary Martin	Chairman of the Board

/s/ Alan D. Martin		September 11, 2024
Alan D. Martin	Director

/s/ Joseph A. Cowan		September 11, 2024
Joseph A. Cowan	Director

/s/ Wayne A. Lehmann		September 11, 2024
Wayne A. Lehmann	Director

/s/ Richard Stenzinger		September 11, 2024
Richard Stenzinger	Director

/s/ Dennis C. Wittenborn		September 11, 2024
Dennis C. Wittenborn	Director

/s/ Rodney E. Yergler		September 11, 2024
Rodney E. Yergler	Director

IF Bancorp, Inc.
Report of Independent Registered Public Accounting Firm and
Consolidated Financial Statements
June 30, 2024 and 2023
IF Bancorp, Inc.
June 30, 2024 and 2023

Report of Independent Registered Public Accounting Fir
m
To the Stockholders, Board of Directors, and Audit Committee
IF Bancorp, Inc.
Watseka, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Allowance for Credit Losses
As described in Note 3 to the consolidated financial statements, the Company’s consolidated allowance for credit losses (ACL) was $7.5 million at June 30, 2024. The Company estimates the allowance for credit losses at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as the estimated credit losses inherent in the remainder of the loan portfolio. The determination of the ACL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, risk grading loans, identifying non-performing loans, among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the ACL.
We identified the valuation of the ACL as a critical audit matter. Auditing the allowance for credit losses involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other environmental factors used to adjust historical loss rates, evaluating the adequacy of specific allowances associated with non-performing loans and assessing the appropriateness of loan grades.
Our audit procedures related to the estimated ACL included the following procedures, among others.

•
Evaluating the design effectiveness of controls over the Company’s ACL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the establishment of qualitative and forecast adjustments, the calculation of a loss rate, grading and risk classification of loans and establishment of reserves on non-performing loans and management’s review controls over the ACL balance as a whole;

•	Testing of completeness and accuracy of the information utilized in the calculation of the ACL ;

•	Testing the computational accuracy of the calculations utilized in the ACL model;

•	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions used;

•	Testing the internal loan review functions and evaluating the assigned loan grades for appropriateness and reasonableness;

•	Assessing the reasonableness of specific reserves on individually assessed non-performing loans;

•	Evaluating the overall reasonableness of qualitative factor and forecast adjustments, including assessing the basis and reasonableness for the adjustments;

•	Reviewing subsequent events and considering whether they support or contradict the Company’s ACL estimate;

•	Evaluating overall reasonableness of estimated reserve by considering and comparing past performance of the Company’s loan portfolio, and trends in credit quality of the loan portfolio
We have served as the Company’s auditor since 2009.

/s/ FORVIS MAZARS, LLP
Decatur, Illinois
September 11, 2024

IF Bancorp, Inc.
Consolidated Balance Sheets
June 30, 2024 and 2023
(in thousands)
Assets

	2024	2023
Cash and due from banks	$9,276	$10,717
Interest-bearing demand deposits	295	271

Cash and cash equivalents	9,571	10,988

Interest-bearing time deposits in banks	250	1,250
Available-for-sale securities	190,475	201,299
Loans, net of allowance for credit losses of $7,499 and $7,139 at June 30, 2024 and 2023, respectively	639,297	587,457
Premises and equipment, net of accumulated depreciation of $9,196 and $9,212 at June 30, 2024 and 2023, respectively	10,580	11,092
Federal Home Loan Bank stock, at cost	4,499	3,127
Foreclosed assets held for sale	—	31
Accrued interest receivable	3,457	2,781
Bank-owned life insurance	14,892	14,761
Mortgage servicing rights	1,491	1,482
Deferred income taxes	10,483	11,037
Other	2,750	3,671

Total assets	$887,745	$848,976

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2024	2023
Liabilities
Deposits
Demand	$103,314	$107,567
Savings, NOW and money market	304,230	344,151
Certificates of deposit	290,633	264,058
Brokered certificates of deposit	29,000	19,538

Total deposits	727,177	735,314

Repurchase agreements	17,772	10,787
Federal Home Loan Bank advances	32,999	19,500
Other borrowings	25,250	—
Advances from borrowers for taxes and insurance	968	1,233
Accrued post-retirement benefit obligation	2,256	2,431
Accrued interest payable	3,009	1,666
Allowance for credit losses on off-balance sheet credit exposure	98	216
Other	4,300	6,076

Total liabilities	813,829	777,223

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 3,353,026 and 3,354,626 shares issued and outstanding at June 30, 2024 and 2023, respectively	33	33
Additional paid-in capital	51,913	51,543
Unearned ESOP shares, at cost, 134,715 and 153,960 shares at June 30, 2024 and 2023, respectively	(1,347)	(1,540)
Retained earnings	43,876	43,365
Accumulated other comprehensive loss, net of tax	(20,559)	(21,648)

Total stockholders’ equity	73,916	71,753

Total liabilities and stockholders’ equity	$887,745	$848,976

IF Bancorp, Inc.
Consolidated Statements of Income
Years Ended June 30, 2024 and 2023
(in thousands)

	2024	2023
Interest Income
Interest and fees on loans	$34,826	$26,106
Securities
Taxable	5,445	5,359
Tax-exempt	97	106
Federal Home Loan Bank dividends	378	198
Deposits with financial institutions	238	303

Total interest and dividend income	40,984	32,072

Interest Expense
Deposits	17,653	7,997
Federal Home Loan Bank advances and repurchase agreements	4,752	2,062
Line of credit and other borrowings	850	16

Total interest expense	23,255	10,075

Net Interest Income	17,729	21,997
Provision (Credit) for Credit Losses	32	(228)

Net Interest Income After Provision (Credit) for Credit Losses	17,697	22,225

Noninterest Income
Customer service fees	416	380
Other service charges and fees	258	248
Insurance commissions	745	651
Brokerage commissions	650	773
Net realized losses on sale of available-for-sale securities	—	(171)
Mortgage banking income, net	338	360
Gain on sale of loans	266	172
Bank-owned life insurance income, net	506	388
Other	1,207	1,268

Total noninterest income	4,386	4,069

See Notes to Consolidated Financial Statements

	2024	2023
Noninterest Expense
Compensation and benefits	$12,012	$12,712
Office occupancy	1,036	1,006
Equipment	2,185	2,499
Federal deposit insurance	574	333
Stationary, printing and office	58	99
Advertising	409	538
Professional services	426	459
Supervisory examination	101	173
Audit and accounting services	175	182
Organizational dues and subscriptions	55	56
Insurance bond premiums	235	206
Telephone and postage	157	163
Loss (gain) on sale of foreclosed assets	1	(28)
Other	2,304	1,636

Total noninterest expense	19,728	20,034

Income Before Income Tax	2,355	6,260
Provision for Income Taxes	565	1,600

Net Income	$1,790	$4,660

Earnings Per Share:
Basic	$0.57	$1.50
Diluted	$0.57	$1.46
Dividends Paid Per Share	$0.40	$0.40

IF Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2024 and 2023
(in thousands)

	2024	2023
Net Income	$1,790	$4,660
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $378 and $(1,824) for 2024 and 2023, respectively	947	(4,574)
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $0 and $(49) for 2024 and 2023, respectively	—	(122)

	947	(4,452)

Change in postretirement health plan gains and losses, net of taxes of $56 and $60 for 2024 and 2023, respectively	142	150

Other comprehensive income (loss), net of tax	1,089	(4,302)

Comprehensive Income	$2,879	$358

See Notes to Consolidated Financial Statements

IF Bancorp,
Inc
.
Consolidated Statements of Stockholders’
Equity
Years Ended June 30, 2024 and 2023
(in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2022	$32	$50,342	$(1,732)	$40,362	$(17,346)	$71,658
Cumulative impact of ASU 2016-13	—	—	—	(388)	—	(388)

Balance, July 1, 2022	32	50,342	$(1,732)	$39,974	$(17,346)	$71,270
Net income	—	—	—	4,660	—	4,660
Other comprehensive loss	—	—	—	—	(4,302)	(4,302)
Dividends on common stock, $0.40 per share	—	—	—	(1,269)	—	(1,269)
Stock options exercised	1	731		—	—	732
Stock equity plan	—	327	—	—	—	327
ESOP shares earned, 19,245 shares	—	143	192	—	—	335

Balance, June 30, 2023	33	51,543	(1,540)	43,365	(21,648)	71,753
Net income	—	—	—	1,790	—	1,790
Other comprehensive income	—	—	—	—	1,089	1,089
Dividends on common stock, $0.40 per share	—	—	—	(1,279)	—	(1,279)
Stock equity plan	—	260	—	—	—	260
ESOP shares earned, 19,245 shares	—	110	193	—	—	303

Balance, June 30, 2024	$33	$51,913	$(1,347)	$43,876	$(20,559)	$73,916

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2024 and 2023
(in thousands)

	2024	2023
Operating Activities
Net income	$1,790	$4,660
Items not requiring (providing) cash
Depreciation	671	663
Provision (credit) for credit losses on loans	150	(228)
Amortization (accretion) of premiums and discounts on securities	(214)	118
Deferred income taxes	120	(156)
Net realized gains on loan sales	(266)	(172)
Net realized losses on sales of available-for-sale securities	—	171
Loss (gain) on foreclosed real estate held for sale	1	(28)
Bank-owned life insurance income, net	(506)	(388)
Originations of loans held for sale	(13,531)	(7,554)
Proceeds from sales of loans held for sale	13,788	7,934
ESOP compensation expense	303	335
Stock equity plan expense	260	327
Changes in
Accrued interest receivable	(676)	(758)
Other assets	921	(3,053)
Accrued interest payable	1,343	1,490
Post-retirement benefit obligation	23	21
Other liabilities	(1,894)	(616)

Net cash provided by operating activities	2,283	2,766

Investing Activities
Net change in interest bearing time deposits	1,000	250
Purchases of available-for-sale securities	(1,977)	(18,205)
Proceeds from the sales of available-for-sale securities	—	7,695
Proceeds from maturities and pay-downs of available-for-sale securities	14,340	23,601
Net change in loans	(51,993)	(68,373)
Purchase of premises and equipment	(247)	(2,250)
Proceeds from sale of premises and equipment	88	—
Proceeds from the sale of foreclosed assets	33	148
Purchase of Federal Home Loan Bank stock	(2,292)	(1,050)
Redemption of Federal Home Loan Bank stock	920	1,065
Proceeds from settlement of bank-owned life insurance death claim	375	—

Net cash used in investing activities	(39,753)	(57,119)

See Notes to Consolidated Financial Statements

	2024	2023
Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	$(44,174)	$(49,826)
Net increase in certificates of deposit, including brokered certificates	36,037	33,120
Net increase (decrease) in advances from borrowers for taxes and insurance	(265)	730
Proceeds from Federal Home Loan Bank advances	680,499	513,600
Repayment of Federal Home Loan Bank advances	(667,000)	(509,100)
Proceeds from other borrowings	523,175	—
Repayments of other borrowings	(497,925)	—
Net increase in repurchase agreements	6,985	1,543
Dividends paid	(1,279)	(1,269)
Proceeds from exercise of stock options	—	732

Net cash provided by (used in) financing activities	36,053	(10,470)

Decrease in Cash and Cash Equivalents	(1,417)	(64,823)
Cash and Cash Equivalents, Beginning of Year	10,988	75,811

Cash and Cash Equivalents, End of Year	$9,571	$10,988

Supplemental Cash Flows Information
Interest paid	$21,912	$8,585
Income taxes paid (net of refunds)	$347	$2,096
Foreclosed assets acquired in settlement of loans	$3	$31

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
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
June 30, 2024 and 2023
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, fair value measurements of investment securities, loan servicing rights and income taxes.
Interest-bearing Time Deposits in Banks
Interest-bearing time deposits in banks are carried at cost.
Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2024 and 2023, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.
At June 30, 2024, the Company’s cash accounts exceeded federally insured limits by approximately $350,000. The Company had approximately $4.6 million at the Federal Reserve and Federal Home Loan Banks, which are government-affiliated entities not insured by the FDIC.
Securities
Securities are classified as “available for sale” (AFS) and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

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
At adoption of ASU
2016-13,
no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at June 30, 2024 or 2023.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for credit losses, and any unamortized deferred fees or costs on originated loans.
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

F-1
5

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

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
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is

F-1
6

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

estimated by loan pool on a quarterly basis under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included as a liability on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable.
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
Long-Lived Asset Impairment
The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset are less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No asset impairment was recognized during the years ended June 30, 2024 and 2023.

F-1
7

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
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

F-1
8

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

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

F-1
9

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
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

F-
20

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation and depreciation on available-for-sale
securities, adjustments for realized gains (losses) included in net income, and changes in the funded status of the postretirement health benefit plan.
Stock-based Compensation Plans
At June 30, 2024 and 2023, the Company has stock-based compensation plans (stock options and restricted stock) which are described more fully in Note 14.
Recent and Future Accounting Requirements
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale
debt securities and purchased financial assets with credit deterioration. For public companies eligible to be smaller reporting companies (SRC), this update was effective for interim and annual periods beginning after December 15, 2022. In preparation for the adoption of ASU
2016-13,
the Company engaged a firm specializing in ACL modeling and utilized transition modeling for the two years prior to implementation. The Company also had its CECL model validated by an independent firm.
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

F-
21

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

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
. The amendments in this update were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. The Company adopted ASU
2022-02
effective July 1, 2023 with changes applied prospectively, except with respect to the recognition and measurement of TDRs where a modified retrospective transition method was applied. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

F-
22

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

In December 2023, the FASB issued ASU
2023-09,
Income Tax (Topic
740
):
Improvements to
Income Tax Disclosures
. The amendments expand the disclosure requirements of income taxes, primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred income tax liabilities. The amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Earlier adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2:	Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2024:
U.S. Treasury	$497	$—	$(53)	$444
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	6,979	—	(370)	6,609
Mortgage-backed:
GSE residential	192,556	41	(26,361)	166,236
Small Business Administration	16,387	—	(2,301)	14,086
State and political subdivisions	3,104	—	(4)	3,100

	$219,523	$41	$(29,089)	$190,475

June 30, 2023:
U.S. Treasury	$497	$—	$(59)	$438
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	6,976	—	(499)	6,477
Mortgage-backed:
GSE residential	203,139	21	(27,434)	175,726
Small Business Administration	17,629	1	(2,397)	15,233
State and political subdivisions	3,431	—	(6)	3,425

	$231,672	$22	$(30,395)	$201,299

Available for sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. All securities have been classified as available for sale.

F-
23

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
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
Accrued
interest
on securities available for sale totaled $509,000 and $535,000 as of June 30, 2024 and 2023, respectively, and is included in the accrued interest receivable line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there would be no ACL in this situation.
At adoption of ASU
2016-13,
no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at June 30, 2024 or 2023.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the collectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

F-
24

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

The Company did not hold securities of any one issuer at June 30, 2024 with a book value that exceeded 10% of the Company’s total equity except for: Mortgage-backed GSE residential securities and Small Business Administration securities with an amortized cost of approximately $192,556,000 and $16,387,000, respectively, and a market value of approximately $166,236,000 and $14,086,000, respectively, at June 30, 2024.
All mortgage-backed securities at June 30, 2024 and June 30, 2023 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$4,000	$3,938
One to five years	4,619	4,240
Five to ten years	7,661	7,040
After ten years	10,687	9,021

	26,967	24,239
Mortgage-backed securities	192,556	166,236

Totals	$219,523	$190,475

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $118,577,000 at June 30, 2024 and $138,022,000 at June 30, 2023.
Gross gains of $0 and $12,000 and gross losses of $0 and $183,000 resulting from sales of available-for-sale
securities were realized for 2024 and 2023, respectively. The tax credit applicable to these net realized losses amounted to approximately $0 and $49,000 for 2024 and 2023, respectively.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2024 and 2023, was $185,652,000 and $194,818,000, respectively, which is approximately 97% and 97% of the Company’s available-for-sale
investment portfolio. These declines in fair value at June 30, 2024 and 2023, resulted from changes in market interest rates and are considered temporary.
The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and 2023:

F-
25

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024:
U.S. Treasury	$—	$—	$444	$(53)	$444	$(53)
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	—	—	6,609	(370)	6,609	(370)
Mortgage-backed:
GSE residential	945	(1)	162,525	(26,360)	163,470	(26,361)
Small Business Administration	—	—	14,086	(2,301)	14,086	(2,301)
State and political subdivisions	1,043	(4)	—	—	1,043	(4)

Total	$1,988	$(5)	$183,664	$(29,084)	$185,652	$(29,089)

June 30, 2023:
U.S. Treasury	$—	$—	$438	$(59)	$438	$(59)
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	—	—	6,477	(499)	6,477	(499)
Mortgage-backed:
GSE residential	14,517	(440)	158,413	(26,994)	172,930	(27,434)
Small Business Administration	1,148	(60)	12,762	(2,337)	13,910	(2,397)

State and political subdivisions	1,063	(6)	—	—	1,063	(6)

Total	$16,728	$(506)	$178,090	$(29,889)	$194,818	$(30,395)

The unrealized losses on the Company’s investment in U.S. Treasury, U.S.
Government
and federal agency, GSE residential mortgage-backed securities, Small Business Administration, and state and political subdivisions securities at June 30, 2024 and 2023, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to need an allowance for credit losses at June 30, 2024 and 2023.

F-
26

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Note 3:	Loans and Allowance for Credit Losses
Classes of loans at June 30, include:

	2024	2023
Real estate loans
One- to four-family	$177,263	$163,854
Multi-family	126,031	89,649
Commercial Business	200,017	193,707
Home equity lines of credit	9,859	8,066
Construction	33,708	50,973
Commercial	91,784	79,693
Consumer	7,727	8,382

	646,389	594,324
Less
Unearned fees and discounts, net	(407)	(272)
Allowance for credit losses	7,499	7,139

Loans, net	$639,297	$587,457

The Company had no loans held for sale included in
one-
to four-family real estate loans as of June 30, 2024 and 2023.
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

F-
27

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
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
The Company’s policies and loan approval limits are established by the Board of Directors. The structure of the Company’s loan approval process is based on progressively larger lending authorities granted to loan officers, loan committees, and ultimately the Board of Directors through its Operating Committee, consisting of the Chairman and at least four other Board members. At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s directors, are reviewed for compliance with regulatory guidelines and the Board of Directors at least annually.
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

F-
28

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
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
Commercial Real Estate and Multi-Family Real Estate Loans
Commercial real estate mortgage loans are primarily secured by owner-occupied businesses, student housing, retail rentals, churches, office buildings and farm loans secured by real estate. In underwriting commercial real estate and multi-family real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the Company.

F-
29

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
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

F-
30

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
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
Loan Concentrations
The loan portfolio includes a concentration of loans secured by commercial and multi-family real estate properties, amounting to $346,499,000 and $328,721,000 as of June 30, 2024 and 2023, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $253,000 and $652,000 at June 30, 2024 and 2023, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $51,798,000 and $46,073,000 at June 30, 2024 and 2023, respectively, of which $34,929,000 and $28,951,000, at June 30, 2024 and 2023 were outside of our primary market area.

F-
31

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Allowance for Credit
Losses
The following tables present the activity in the allowance for credit losses and the recorded investment in loans based on loan classes as of June 30, 2024 and 2023:

	2024
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of year	$1,898	$1,121	$2,369	$121
Provision (credit) charged to expense	(127)	643	(11)	27
Losses charged off	—	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,774	$1,764	$2,358	$148

Loans:
Ending balance	$177,263	$126,031	$200,017	$9,859

	2024 (Continued)
	Construction	Commercial Business	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$765	$794	$71	$7,139
Provision (credit) charged to expense	(428)	17	29	150
Losses charged off	—	—	(49)	(49)
Recoveries	—	242	14	259

Balance, end of year	$337	$1,053	$65	$7,499

Loans:
Ending balance	$33,708	$91,784	$7,727	$646,389

F-
32

IF
Bancorp,
Inc
.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

	2023
	Real Estate Loans
	One- to four-family	Multi-family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of year (prior to adoption of ASU 2016-13)	$1,028	$1,375	$1,985	$70
Impact of adopting ASU 2016- 13	382	(140)	385	33
Provision (credit) charged to expense	487	(114)	(1)	18
Losses charged off	—	—	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,898	$1,121	$2,369	$121

Loans:
Ending balance	$163,854	$89,649	$193,707	$8,066

	2023 (Continued)
	Construction	Commercial Business	Consumer	Total
Allowance for credit losses:
Balance, beginning of year (prior to adoption of ASU 2016-13)	$489	$2,025	$80	$7,052
Impact of adopting ASU 2016-13	192	(818)	13	47
Provision (credit) charged to expense	84	(422)	—	52
Losses charged off	—	(14)	(37)	(51)
Recoveries	—	23	15	39

Balance, end of year	$765	$794	$71	$7,139

Loans:
Ending balance	$50,973	$79,693	$8,382	$594,324

F-
3
3

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

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
The Company establishes a general allowance for loans that are not individually evaluated to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. The general valuation allowance is determined by segmenting the loan portfolio into pools with similar risks and collecting data to determine pool loss experience. Factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and loan modifications to borrowers experiencing financial difficulties, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.
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
June 30, 2024 and 2023
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
Commercial Business:
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

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

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
The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and calendar year of origination as of June 30, 2024 and 2023 (in thousands):

June 30, 2024 Risk Rating	2024	2023	2022	2021	2020	Prior Years	Total
One- to Four-Family
Pass	$14,790	$39,202	$51,262	$24,362	$15,455	$31,926	$176,997
Watch	—	—	—	72	—	—	72
Substandard	—	14	5	5	—	170	194

Total	$14,790	$39,216	$51,267	$24,439	$15,455	$32,096	$177,263

Current period recoveries	$—	$—	$—	$—	$—	$3	$3
Multi-Family
Pass	$573	$9,004	$51,279	$20,346	$22,728	$21,867	$125,797
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	234	234

Total	$573	$9,004	$51,279	$20,346	$22,728	$22,101	$126,031

Commercial Real Estate
Pass	$4,602	$29,665	$57,530	$27,622	$30,489	$48,886	$198,794
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	150	821	252	1,223

Total	$4,602	$29,665	$57,530	$27,772	$31,310	$49,138	$200,017

Home Equity Line of Credit
Pass	$1,629	$2,361	$1,874	$1,806	$795	$1,394	$9,859
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,629	$2,361	$1,874	$1,806	$795	$1,394	$9,859

Construction
Pass	$9,123	$21,043	$3,250	$—	$—	$292	$33,708
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$9,123	$21,043	$3,250	$—	$—	$292	$33,708

Commercial Business
Pass	$10,357	$38,853	$10,158	$9,898	$8,201	$12,803	$90,270
Watch	—	—	—	—	—	—	—

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Substandard	—	133	47	190	1,088	56	1,514

Total	$10,357	$38,986	$10,205	$10,088	$9,289	$12,859	$91,784

Current period recoveries	$—	$—	$—	$—	$242	$—	$242
Consumer
Pass	$1,956	$2,635	$1,830	$843	$394	$69	$7,727
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,956	$2,635	$1,830	$843	$394	$69	$7,727

Current period charge-offs	$(48)	$—	$—	$(1)	$—	$—	$(49)
Current period recoveries	$14	$—	$—	$—	$—	$—	$14
Total Loans
Pass	$43,030	$142,763	$177,183	$84,877	$78,062	$117,237	$643,152
Watch	—	—	—	72	—	—	72
Substandard	—	147	52	345	1,909	712	3,165

Total	$43,030	$142,910	$177,235	$85,294	$79,971	$117,949	$646,389

June 30, 2023 Risk Rating	2023	2022	2021	2020	2019	Prior Years	Total
One- to Four-Family
Pass	$22,032	$56,054	$27,843	$18,468	$5,996	$32,729	$163,122
Watch	—	—	—	—	—	335	335
Substandard	14	6	94	61	222	—	397

Total	$22,046	$56,060	$27,937	$18,529	$6,218	$33,064	$163,854

Current period recoveries	$—	$—	$—	$—	$—	$1	$1
Multi-Family
Pass	$674	$37,826	$10,647	$14,399	$8,587	$17,272	$89,405
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	244	—	244

Total	$674	$37,826	$10,647	$14,399	$8,831	$17,272	$89,649

Commercial Real Estate
Pass	$12,214	$63,645	$29,320	$32,502	$5,844	$49,239	$192,764
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	862	81	—	943

Total	$12,214	$63,645	$29,320	$33,364	$5,925	$49,239	$193,707

Home Equity Line of Credit
Pass	$982	$2,554	$1,301	$1,035	$789	$1,405	$8,066
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$982	$2,554	$1,301	$1,035	$789	$1,405	$8,066

Construction
Pass	$2,882	$29,188	$10,432	$8,471	$—	$—	$50,973

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,882	$29,188	$10,432	$8,471	$—	$—	$50,973

Commercial Business
Pass	$12,449	$20,004	$17,673	$8,797	$7,669	$8,841	$75,433
Watch	—	—	—	—	—	—	—
Substandard	2,779	59	174	1,189	57	2	4,260

Total	$15,228	$20,063	$17,847	$9,986	$7,726	$8,843	$79,693

Current period charge-offs	$—	$(10)	$(4)	$—	$—	$—	$(14)
Current period recoveries	$—	$—	$—	$14	$—	$9	$23
Consumer
Pass	$2,391	$3,181	$1,653	$834	$211	$107	$8,377
Watch	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	4	5

Total	$2,391	$3,181	$1,654	$834	$211	$111	$8,382

Current period charge-offs	$(33)	$—	$—	$(4)	$—	$—	$(37)
Current period recoveries	$14	$—	$—	$—	$—	$1	$15
Total Loans
Pass	$53,624	$212,452	$98,869	$84,506	$29,096	$109,593	$588,140
Watch	—	—	—	—	—	335	335
Substandard	2,793	65	269	2,112	604	6	5,849

Total	$56,417	$212,517	$99,138	$86,618	$29,700	$109,934	$594,324

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2024:
Real estate loans:
One- to four-family	$1,009	$192	$—	$1,201	$176,062	$177,263	$—
Multi-family	141	—	—	141	125,890	126,031	—
Commercial	—	—	150	150	199,867	200,017	—
Home equity lines of credit	17	25	—	42	9,817	9,859	—
Construction	237	—	—	237	33,471	33,708	—
Commercial	21	20	—	41	91,743	91,784	—
Consumer	27	1	23	51	7,676	7,727	23

Total	$1,452	$238	$173	$1,863	$644,526	$646,389	$23

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

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

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some loans are selected to be evaluated individually. At June 30, 2024 and 2023, no non-performing
loans were individually evaluated and no specific reserve was established.
The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of June 30, 2024 and 2023:

	June 30, 2024		June 30, 2023
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Mortgages on real estate:
One- to four-family	$—	$—	$—	$—
Multi-family	—	—	—	—
Commercial	—	150	—	—
Home equity lines of credit	—	—	—	—
Construction loans	—	—	—	—
Commercial business loans	—	—	—	115
Consumer loans	—	—	—	2

Total	$—	$150	$—	$117

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Loan Modifications with Borrowers Experiencing Financial Difficulty
After adopting ASU
2022-02,
effective July 1, 2023, the Company has had two loan modifications for borrowers with financial difficulties in the year ended June 30, 2024. Prior to the adoption of ASU
2022-02,
the Company had no loans that were modified in troubled debt restructurings (TDRs) during the year ended June 30, 2023.
The following table shows the amortized cost of loans at June 30, 2024 that were modified and experiencing financial difficulty, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

	Payment Delay	Total Class of Financing Receivable
Real estate loans
One- to four-family	$—	—
Multi-family	—	—
Commercial	252	0.13%
Home equity lines of credit	—	—
Construction	—	—
Commercial business	133	0.15%
Consumer	—	—

Total	$385	0.06%

As of June 30, 2024, the Company no longer held any TDRs, while as of June 30, 2023, the Company had a number of loans that were modified in troubled debt restructurings. The modification of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following table presents the recorded balance, at original cost, of troubled debt restructurings, as of June 30, 2023. All TDRs were performing according to the terms of the restructuring and were accruing as of June 30, 2023.

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

June 30, 2023
Real estate loans
One- to four-family	$189
Multi-family	—
Commercial	—
Home equity lines of credit	—

Total real estate loans	189

Construction	—
Commercial business	26
Consumer	—

Total	$215

Loan Modifications with Defaults
The Company had no loan modifications for borrowers experiencing financial difficulty in default or in foreclosure as of June 30, 2024, or June 30, 2023. The Company defines a default as any loan that becomes 90 days or more past due.
Management considers the level of defaults within the various portfolios, as well as the current adverse economic environment and negative outlook in the real estate and collateral markets when evaluating qualitative adjustments used to determine the adequacy of the allowance for credit losses. The Company believes the qualitative adjustments more accurately reflect collateral values considering the sales and economic conditions that the Company has recently observed.
The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of June 30, 2024 and 2023, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $0 and $25,000, respectively. As of June 30, 2024 and 2023, the Company had no residential mortgage loans or home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in process.

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Note 4:	Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:

	2024	2023
Land	$2,124	$2,160
Buildings and improvements	13,204	13,298
Furniture and equipment	4,448	4,846

	19,776	20,304
Less accumulated depreciation	9,196	9,212

Net premises and equipment	$10,580	$11,092

Note 5:	Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $133,786,000 and $133,228,000 at June 30, 2024 and 2023, respectively.
Custodial escrow balances in connection with the foregoing loan servicing were $1,090,000 and $1,536,000 at June 30, 2024 and 2023, respectively.
The aggregate fair value of capitalized mortgage servicing rights at June 30, 2024 and 2023 was $1,491,000 and $1,482,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.
The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2024	2023
Fair value, beginning of period	$1,482	$1,463
Additions:
Servicing assets resulting from asset transfers	151	89
Subtractions:
Payments received and loans refinanced	(143)	(171)
Changes in fair value, due to changes in valuation inputs or assumptions	1	101

Fair value, end of period	$1,491	$1,482

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 6:	Interest-bearing Deposits
Interest-bearing deposits in denominations of $100,000 or more were $367,035,000 at June 30, 2024 and $389,928,000 at June 30, 2023.
The following table represents interest expense by deposit type:

	2024	2023
Savings, NOW, and Money Market	$5,351	$2,942
Certificates of deposit	10,996	4,391
Brokered certificates of deposit	1,306	664

Total deposit interest expense	$17,653	$7,997

At June 30, 2024, the scheduled maturities of time deposits; including brokered time deposits, are as follows:

2025	$289,058
2026	15,555
2027	8,976
2028	5,604
2029 and thereafter	440

$319,633

Note 7:	Federal Home Loan Bank Advances and Other Borrowings
The Federal Home Loan Bank advances totaled $32,999,000 and $19,500,000 as of June 30, 2024 and 2023, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate, and HELOC loans totaling $408,196,000 and $350,838,000 at June 30, 2024 and 2023, respectively. Advances at June 30, 2024, at interest rates from 0.00 to 5.29 percent are subject to restrictions or penalties in the event of prepayment.

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2024, are:

2025	$11,000
2026	5,500
2027	15,000
2028	100
2029	1,009
Thereafter	390

$32,999

The Company also has four Public Unit Deposit (PUD) letters of credit with the FHLB, whereby the FHLB issues a letter of credit directly to a public unit (i.e. municipality, state, and local government agency) to collateralize and secure its deposits. At June 30, 2024, the outstanding letters of credit amounts were $90,000,000 with a maturity of May 6, 2025, $6,500,000 with a maturity of November 29, 2024, $11,000,000 with a maturity of November 29, 2024, and $9,000,000 with a maturity of December 29, 2024. All four letters of credit are renewable annually and have an interest rate of 0.065 percent. At June 30, 2023, we had one outstanding letter of credit in the amount of $80,000,000 and an interest rate of 0.065 percent.
Other borrowings include borrowings from the Federal Reserve Bank Term Funding Program (BTFP). The Federal Reserve created the BTFP in March 2023 to offer loans of up to one year in length to qualifying financial institutions which pledge collateral, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. The collateral is valued at par and advances under this program do not include any fees or prepayment penalties. At June 30, 2024, we had total borrowings from the Federal Reserve BTFP of $25,250,000 at a rate of 4.76% with a maturity of January 16, 2025. The collateral par value of securities pledged to the Federal Reserve BTFP was $25,272,000 as of June 30, 2024. At June 30, 2023, we had no borrowings from the Federal Reserve.
In October of 2023, the Company renewed a revolving line of credit up to $4.0 million from CIBC BANK USA for general corporate purposes at a rate equal to prime rate minus 75 basis points, an unused commitment fee of 0.10%, and collateralized by common stock of the Association. The current note matures in October 2024. The Company also has a Fed Funds line of credit in the amount of $10.0 million from CIBC BANK USA. The Company had an outstanding balance of $
0
at both June 30, 2024 and 2023 on these lines of credit.
Repurchase Agreements
Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The carrying value of securities sold under the agreement to repurchase amounted to $17,772,000 at June 30, 2024 and $10,787,000 at June 30, 2023. At June 30, 2024, all $17,772,000 of our repurchase agreements had an overnight maturity. The maximum amount of outstanding agreements at any month-end
during 2024 and 2023 totaled $18,377,000 and $11,050,000, respectively, and the monthly average of such agreements totaled $16,276,000 and $10,015,000 for

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

2024 and 2023, respectively. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Note 8:	Income Taxes
The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois, Missouri, Indiana and Iowa. During the years ended June 30, 2024 and 2023, the Company did not recognize expense for interest or penalties.
The provision for income taxes includes these components:

	2024	2023
Taxes currently payable	$445	$1,756
Deferred income taxes	120	(156)

Income tax expense	$565	$1,600

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2024	2023
Computed at the statutory rate of 21.0%	$495	$1,315
Increase (decrease) resulting from
Tax exempt interest	(30)	(22)
Cash surrender value of life insurance	(106)	(81)
State income taxes	152	451
Other	54	(63)

Actual tax expense	$565	$1,600

Tax rate as a percentage of pre-tax income	24.0%	25.6%
The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

	2024	2023
Deferred tax assets
Allowance for credit losses (ACL) on loans	$2,134	$2,033
ACL on off-balance sheet credit exposures	28	62
Accrued retirement liability	726	693
Deferred compensation	678	612
Deferred loan fees	99	126
Unrealized losses on available-for-sale securities	8,280	8,658
Accrued vacation	70	56
MPF recourse liability	29	36
Deferred revenue Mastercard	9	12
Stock options - Directors	—	54
Restricted stock	20	61
Accrued professional services	21	27
Other	3	28

	12,097	12,458

Deferred tax liabilities
Depreciation	(815)	(698)
Mortgage servicing rights	(425)	(423)
Deferred loan expense	(214)	(204)
Prepaid expenses	(77)	(69)
Postretirement health plan	(83)	(27)

	(1,614)	(1,421)

Net deferred tax asset	$10,483	$11,037

Retained earnings at both June 30, 2024 and 2023, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $466,000 at both June 30, 2024 and 2023.

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Note 9:	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by
component, net of tax, for the years ended June 30, 2024 and 2023:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
June 30, 2024:
Beginning balance	$(21,715)	$67	$(21,648)
Other comprehensive income before reclassification	947	—	947
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income	—	142	142

Ending balance	$(20,768)	$209	$(20,559)

June 30, 2023:
Beginning balance	$(17,263)	$(83)	$(17,346)
Other comprehensive income (loss) before reclassification	(4,574)	—	(4,574)
Amounts reclassified from accumulated other comprehensive income (loss)	122	—	122
Net current period other comprehensive income	—	150	150

Ending balance	$(21,715)	$67	$(21,648)

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Note 10:	Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2024 and 2023, were as follows:

	Amounts Reclassified From AOCI
	2024	2023	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$—	$(171)	Net realized gains (losses) on sale of available-for-sale securities
Amortization of defined benefit pension items:
Actuarial gains (losses)	198	210	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	198	39
Tax expense	56	11	Provision for Income Tax

Total reclassification out of AOCI	$142	$28	Net Income

Note 11:	Regulatory Matters
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

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

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
As of June 30, 2024 and 2023, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Community Bank Leverage Ratio	$86,672	9.23%	$84,484	9.00%	$84,484	9.00%
Tier 1 capital (to adjusted total assets)	86,672	9.23%	37,549	4.00%	46,936	5.00%
Tangible capital (to adjusted tangible assets)	86,672	9.23%	14,081	1.50%	N/A	N/A
As of June 30, 2023
Community Bank Leverage Ratio	$84,222	9.51%	$79,726	9.00%	$79,726	9.00%
Tier 1 capital (to adjusted total assets)	84,222	9.51%	35,434	4.00%	44,292	5.00%
Tangible capital (to adjusted tangible assets)	84,222	9.51%	13,288	1.50%	N/A	N/A

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Note 12:	Related Party Transactions
At June 30, 2024 and 2023, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2024	2023
Balance, beginning of year	$2,798	$3,357
New loans	301	50
Repayments	(572)	(609)

Balance, end of year	$2,527	$2,798

Deposits from related parties held by the Company at June 30, 2024 and 2023 totaled $2,660,000 and $2,476,000, respectively.
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
The Company sponsors a noncontributory postretirement health benefit plan (postretirement plan). The postretirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The postretirement plan has no assets to offset the future liabilities incurred under the postretirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $137,000 to the plan in fiscal year 2025.
The Company uses a June 30 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

	2024	2023
Change in benefit obligation
Beginning of year	$2,431	$2,620
Service cost	41	43
Interest cost	112	102
Actuarial (gain) loss	(196)	(210)
Benefits paid	(132)	(124)

End of year	$2,256	$2,431

Significant balances, costs and assumptions are:

	Postretirement Plan
	2024	2023
Benefit obligation	$2,256	$2,431
Fair value of plan assets	—	—

Funded status	$(2,256)	$(2,431)

Accumulated benefit obligation	$2,256	$2,431

Amounts recognized in the consolidated balance sheets:

Accrued postretirement benefit obligation	$2,256	$2,431

Components of net periodic benefit cost:

	2024	2023
Service cost	$41	$43
Interest cost	112	102
Amortization of Loss	—	—

	$153	$145

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Amounts recognized in accumulated other comprehensive income (loss) not yet recognized as components of net periodic benefit cost consist of:

	2024	2023
Net income (loss)	$(349)	$(153)
Other significant balances and costs are:

	2024	2023
Employer contribution	$132	$124
Benefits paid	132	124
Benefit costs	153	145
Other changes in benefit obligations recognized in other comprehensive income are described in Note 10.
The estimated net loss (gain), prior service cost and transition obligation for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $(15), $0, and $0, respectively.
Discount rates of 5.31% and 4.76% were used for 2024 and 2023, respectively, to determine the benefit obligations, and 4.76% and 4.02%, respectively, for benefit costs.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point
change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	23	(21)
For measurement purposes, 8.0%, 7.5% and 7.5% annual rates of increase in the per capita cost of covered health care benefits were assumed for 2024, 2025 and 2026, respectively. The rate was assumed to decrease gradually to 5.0% by the year 2035 and remain at that level thereafter.

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

The following postretirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2024:

2025	$147
2026	179
2027	190
2028	203
2029	201
2030-2034	905
The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of compensation that a participant defers. Employer contributions charged to expense for 2024 and 2023 were $96,000 and $91,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 4% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2024 and 2023 were $402,000 and $698,000, respectively.
The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent. The deferred compensation charged to expense totaled $271,000 and $262,000 for the years ended June 30, 2024 and 2023, respectively. The agreements’ accrued liability of $2.4 million and $2.1 million as of June 30, 2024 and 2023, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2025	$90
2026	228
2027	241
2028	263
2029	294
Thereafter	3,905

$5,021

Note 14:	Stock-based Compensation
In connection with the conversion to stock form, the Association established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least
1,000
hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

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
A summary of ESOP shares at June 30, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023
Allocated shares	170,696	162,986
Shares committed for release	19,245	19,245
Unearned shares	134,715	153,960

Total ESOP shares	324,656	336,191

Fair value of unearned ESOP shares (1)	$2,180	$2,223

(1)	Based on closing price of $16.18 and $14.44 per share on June 30, 2024, and 2023, respectively.

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

During the year ended June 30, 2024, 9,130 ESOP shares were paid to ESOP participants due to separation from service and 2,405 shares were transferred out as a result of participant diversification. During the year ended June 30, 2023, 9,348 ESOP shares were paid to ESOP participants due to separation from service and 7,683 shares were transferred out as a result of participant diversification.
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
On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. These shares of restricted stock vested in equal installments over 10 years and the stock options vested in equal installments over 7 years. Vesting of both the restricted stock and options started in December, 2014, and were fully vested in December 2023. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock vested in equal installments over 8 years, starting in December 2016, and were fully vested in December 2023. On September 9, 2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. No shares have been granted from the 2022 Equity Incentive Plan as of June 30, 2024, so there are 211,880 shares of restricted stock and 52,970 stock option shares available for future grants under this plan.
The following table summarizes stock option activity for the year ended June 30, 2024 (dollars in thousands):

F-

IF
Bancorp,
Inc
.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

	Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, June 30, 2023	90,143	$16.63
Granted	—	—
Exercised	—	—
Forfeited	90,143	16.63

Outstanding, June 30, 2024	—	$—	—	$—

Exercisable, June 30, 2024	—	$—	—	$—

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. There were no options outstanding and/or granted during the year ended June 30, 2024.
No stock options vested during the years ended June 30, 2024 and 2023. Stock-based compensation expense and related tax benefit were zero for stock options for the years ended June 30, 2024 and 2023. Compensation costs related to non-vested
stock options were recognized over the seven-year vesting period ending in December, 2020, leaving no unrecognized compensation cost at June 30, 2024.

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

The following table summarizes
non-vested
restricted stock activity for the year ended June 30, 2024:

	Shares	Weighted- Average Grant-Date Fair Value
Balance, June 30, 2023	62,314	$18.76
Granted	—	—
Forfeited	1,600	19.10
Earned and issued	19,914	18.76

Balance, June 30, 2024	40,800	19.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock was $260,000 and $74,000, respectively, for the year ended June 30, 2024, and was $327,000 and $93,000, respectively, for the year ended June 30, 2023, and was recognized in non-interest
expense. Unrecognized compensation expense for
non-vested
restricted stock awards was $617,000 and is expected to be recognized over 3.2 years with a corresponding credit to paid-in
capital.

Note 15:	Earnings Per Share (“EPS”)
Basic and diluted earnings per common share are presented for the years ended June 30, 2024 and 2023. The factors used in the earnings per common share computation follow:

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

	Year Ended June 30, 2024	Year Ended June 30, 2023
Net income	$1,790	$4,660

Basic weighted average shares outstanding	3,276,491	3,276,890
Less: Average unallocated ESOP shares	(144,338)	(163,583)

Average shares outstanding	3,132,153	3,113,307

Diluted effect of restricted stock awards and stock options	—	81,722

Diluted average shares outstanding	3,132,153	3,195,029

Basic earnings per common share	$0.57	$1.50

Diluted earnings per common share	$0.57	$1.46

Note 16:	Disclosures about Fair Value of Assets
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
Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and 2023:

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:
Available-for-sale securities:
US Treasury	$444	$444	$—	$—
US Government and federal agency	6,609	—	6,609	—
Mortgage-backed securities – GSE residential	166,236	—	166,236	—
Small Business Administration	14,086	—	14,086	—
State and political subdivisions	3,100	—	1,043	2,057
Mortgage servicing rights	1,491	—	—	1,491

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:
Available-for-sale securities:
US Treasury	$438	$—	$438	$—
US Government and federal agency	6,477	—	6,477	—
Mortgage-backed securities – GSE residential	175,726	—	175,726	—
Small Business Administration	15,233	—	15,233	—
State and political subdivisions	3,425	—	1,064	2,361
Mortgage servicing rights	1,482	—	—	1,482

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available-for-sale
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2024 or 2023. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Treasury, U.S. Government and federal agency, mortgage-backed securities (GSE - residential), Small Business Administration, and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
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

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

State and Political Subdivision
Balance, July 1, 2022	$2,662
Transfers into Level 3	—
Transfers out of Level 3	—
Total realized and unrealized gains and losses included in net income	—
Purchases	—
Sales	—
Settlements	(301)

Balance, June 30, 2023	2,361

Transfers into Level 3	—
Transfers out of Level 3	—
Total realized and unrealized gains and losses included in net income	—
Purchases	—
Sales	—
Settlements	(304)

Balance, June 30, 2024	$2,057

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

Mortgage Servicing Rights
Balance, July 1, 2022	$1,463
Total realized and unrealized gains and losses included in net income	101
Servicing rights that result from asset transfers	89
Payments received and loans refinanced	(171)

Balance, June 30, 2023	1,482

Total realized and unrealized gains and losses included in net income	1
Servicing rights that result from asset transfers	151

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Payments received and loans refinanced	(143)

Balance, June 30, 2024	$1,491

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$1

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.
Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2024	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,491	Discounted cash flow	Discount rate	10.0% (10.0%)
			Constant prepayment rate	6.2% - 8.0% (7.7%)
			Probability of default	0.08% - 0.12% (0.11%)
State and political subdivision	$2,057	Discounted cash flow	Maturity/Call Date	1 month – 7 years
			Weighted average coupon	2.97% - 3.08% (3.04%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

	Fair Value at June 30, 2023	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,482	Discounted cash flow	Discount rate	9.5% (9.5%)
			Constant prepayment rate	6.0% - 7.0% (6.9%)
			Probability of default	0.09% - 0.12% (0.12%)
State and political subdivision	$2,361	Discounted cash flow	Maturity/Call Date	1 month – 9 years
			Weighted average coupon	2.97% - 3.08% (3.04%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and 2023.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:
Financial assets
Cash and cash equivalents	$9,571	$9,571	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for credit losses	639,297	—	—	607,076
Federal Home Loan Bank stock	4,499	—	4,499	—
Accrued interest receivable	3,457	—	3,457	—
Financial liabilities
Deposits	727,177	—	407,544	318,612
Repurchase agreements	17,772	—	17,772	—
Federal Home Loan Bank advances	32,999	—	32,560	—
Other borrowings	25,250	—	25,199	—
Advances from borrowers for taxes and insurance	968	—	968	—
Accrued interest payable	3,009	—	3,009	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
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
The methods utilized to measure the fair value of financial instruments at June 30, 2024 represent an approximation of exit price; however, an actual exit price may
differ
.

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Note 17:	Significant Estimates and Concentrations
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
.

Note 18:	Commitments and Credit Risk
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

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

At June 30, 2024 and 2023, the Company had outstanding commitments to originate loans aggregating approximately $8,317,000 and $5,081,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year
period. Loan commitments at fixed rates of interest amounted to $2,028,000 and $3,454,000 at June 30, 2024 and 2023, respectively, with the remainder subject to adjustable interest rates. The weighted average interest rates for fixed rate loan commitments were 7.43% and 7.48% as of June 30, 2024 and 2023, respectively.
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
instruments.
At June 30, 2024, the Company had granted unused lines of credit to borrowers aggregating approximately $58,696,000 and $12,545,000 for commercial lines and open-end
consumer lines, respectively. At June 30, 2023, the Company had granted unused lines of credit to borrowers aggregating approximately $80,497,000 and $13,663,000 for commercial lines and open-end
consumer lines, respectively.
Off-Balance
Sheet Credit Exposures
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. During the year ended June 30, 2024, the Company recorded a credit for credit losses on off-balance
sheet credit exposures of $(118,000), compared to a credit for credit losses of $(280,000) for the year ended June 30, 2023. Our allowance for credit losses (ACL) on off-balance
sheet credit exposures was $98,000 and $216,000 at June 30, 2024 and 2023, respectively. This reduction was primarily due to a decrease in loans with unfunded balances without the Company’s ability to cancel on demand.

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Other Credit Risks
At June 30, 2024 and 2023, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Note 19:	Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2024 and 2023:
Condensed Balance Sheets

	June 30,	June 30,
	2024	2023
Assets
Cash and due from banks	$6,191	$7,407
Investment in common stock of subsidiary	66,113	62,574
ESOP loan	1,718	1,893

Total assets	$74,022	$71,874

Liabilities
Line of credit	$—	$—
Interest payable	—	—
Other liabilities	106	121

Total liabilities	106	121
Stockholders’ Equity	73,916	71,753

Total liabilities and stockholders’ equity	$74,022	$71,874

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Condensed Statements of Income and Comprehensive Income

	Year Ending June 30,	Year Ending June 30,
	2024	2023
Income
Interest on ESOP loan	$150	$95
Deposits with financial institutions	—	—

Total income	150	95
Expense
Interest on line of credit	—	—
Other expenses	199	201

Total expense	199	201
Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(49)	(106)
Benefit for Income Taxes	(14)	(30)

Loss Before Equity in Undistributed Income of Subsidiary	(35)	(76)
Equity in Undistributed Income of Subsidiary	1,825	4,736

Net Income	$1,790	$4,660

Comprehensive Income	$2,879	$358

F-

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
(Table dollar amounts in thousands)

Condensed Statements of Cash Flows

	Year Ended June 30,	Year Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$1,790	$4,660

Items not requiring (providing) cash
Net change accrued interest payable	—	(21)
Net change in other liabilities	(15)	30
Earnings from subsidiary	(1,825)	(4,736)

Net cash used in operating activities	(50)	(67)

Cash flows from financing activities
Proceeds from exercise of stock options	—	732
Dividends paid	(1,341)	(1,338)
Dividends received	—	2,000
Loan for ESOP	175	190

Net cash provided by (used in) financing activities	(1,166)	1,584

Net Change in Cash and Cash Equivalents	(1,216)	1,517
Cash and Cash Equivalents at Beginning of Year	7,407	5,890

Cash and Cash Equivalents at End of Year	$6,191	$7,407

F-