Form 10-Q
period 2024-09-30
IF Bancorp, Inc.
filed 2024-11-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________
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
of the Exchange Act). YES ☐ NO ☒
The Registrant had 3,353,026 shares of common stock, par value $0.01 per share, issued and outstanding as of November 5, 2024.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	September 30, 2024	June 30, 2024
	(Unaudited)
Assets
Cash and due from banks	$7,214	$9,276
Interest-bearing demand deposits	570	295

Cash and cash equivalents	7,784	9,571

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	192,651	190,475
Loans, net of allowance for credit losses of $7,472 and $7,499 at September 30, 2024 and June 30, 2024, respectively	647,064	639,297
Premises and equipment, net of accumulated depreciation of $9,350 and $9,196 at September 30, 2024 and June 30, 2024, respectively	10,498	10,580
Federal Home Loan Bank stock, at cost	4,758	4,499
Accrued interest receivable	3,823	3,457
Bank-owned life insurance	15,005	14,892
Mortgage servicing rights	1,366	1,491
Deferred income taxes	8,625	10,483
Other	1,601	2,750

Total assets	$893,425	$887,745

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$36,851	$103,314
Savings, NOW and money market	326,305	304,230
Certificates of deposit	290,503	290,633
Brokered certificates of deposit	23,500	29,000

Total deposits	677,159	727,177

Repurchase agreements	17,913	17,772
Federal Home Loan Bank advances	83,499	32,999
Other borrowings	25,175	25,250
Advances from borrowers for taxes and insurance	510	968
Accrued post-retirement benefit obligation	2,258	2,256
Accrued interest payable	2,756	3,009
Allowance for credit losses on off-balance sheet credit exposures	103	98
Other	5,287	4,300

Total liabilities	814,660	813,829

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,353,026 shares issued and outstanding at both September 30, 2024 and June 30, 2024	33	33
Additional paid-in capital	51,999	51,913
Unearned ESOP shares, at cost, 129,904 and 134,715 shares at September 30, 2024 and June 30, 2024, respectively	(1,299)	(1,347)
Retained earnings	43,839	43,876
Accumulated other comprehensive loss, net of tax	(15,807)	(20,559)

Total stockholders’ equity	78,765	73,916

Total liabilities and stockholders’ equity	$893,425	$887,745

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2024	2023
Interest and Dividend Income
Interest and fees on loans	$9,475	$7,733
Securities:
Taxable	1,253	1,395
Tax-exempt	23	26
Federal Home Loan Bank dividends	113	68
Deposits with other financial institutions	49	69

Total interest and dividend income	10,913	9,291

Interest Expense
Deposits	4,753	3,835
Federal Home Loan Bank advances and repurchase agreements	1,033	873
Line of credit and other borrowings	306	—

Total interest expense	6,092	4,708

Net Interest Income	4,821	4,583
Provision for Credit Losses	382	222

Net Interest Income After Provision for Credit Losses	4,439	4,361

Noninterest Income
Customer service fees	125	101
Other service charges and fees	61	70
Insurance commissions	184	171
Brokerage commissions	178	162
Net realized losses on sale of available-for-sale securities	(71)	—
Mortgage banking income (loss), net	(42)	140
Gain on sale of loans	97	72
Bank-owned life insurance income, net	115	101
Other	761	311

Total noninterest income	1,408	1,128

Noninterest Expense
Compensation and benefits	3,068	3,016
Office occupancy	279	289
Equipment	579	546
Federal deposit insurance	132	138
Stationary, printing and office	22	10
Advertising	101	77
Professional services	136	92
Supervisory examinations	25	27
Audit and accounting services	92	83
Organizational dues and subscriptions	22	23
Insurance bond premiums	64	59
Telephone and postage	46	41
Other	430	447

Total noninterest expense	4,996	4,848

Income Before Income Tax	851	641
Provision for Income Tax	218	175

Net Income	$633	$466

Earnings Per Share:
Basic	$0.20	$0.15
Diluted	$0.20	$0.14
Dividends declared per common share	$0.20	$0.20
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2024	2023
Net Income	$633	$466
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $1,875 and $(2,041), for 2024 and 2023, respectively	4,703	(5,121)
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of $(20) and $0, for 2024 and 2023, respectively	(51)	—

	4,754	(5,121)
Change in postretirement health plan gains and losses, net of taxes of $0 and $0 for 2024 and 2023, respectively	(2)	2

Other comprehensive income (loss), net of tax	4,752	(5,119)

Comprehensive Income (Loss)	$5,385	$(4,653)

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
For the three months ended September 30, 2024
Balance, June 30, 2024	$33	$51,913	$(1,347)	$43,876	$(20,559)	$73,916
Net income	—	—	—	633	—	633
Other comprehensive income	—	—	—	—	4,752	4,752
Dividends on common stock, $0.20 per share	—	—	—	(670)	—	(670)
Stock equity plan	—	49	—	—	—	49
ESOP shares earned, 4,811 shares	—	37	48	—	—	85

Balance, September 30, 2024	$33	$51,999	$(1,299)	$43,839	$(15,807)	$78,765

For the three months ended September 30, 2023
Balance, June 30, 2023	$33	$51,543	$(1,540)	$43,365	$(21,648)	$71,753
Net income	—	—	—	466	—	466
Other comprehensive loss	—	—	—	—	(5,119)	(5,119)
Dividends on common stock, $0.20 per share	—	—	—	(672)	—	(672)
Stock equity plan	—	90	—	—	—	90
ESOP shares earned, 4,811 shares	—	24	49	—	—	73

Balance, September 30, 2023	$33	$51,657	$(1,491)	$43,159	$(26,767)	$66,591

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2024	2023
Operating Activities
Net income	$633	$466
Items not requiring (providing) cash
Depreciation	154	177
Provision for credit losses on loans	377	222
Accretion of premiums and discounts on securities	(30)	(66)
Deferred income taxes	(37)	116
Net realized gains on loan sales	(97)	(72)
Net realized losses on sales of available-for-sale securities	71	—
Nontaxable bank-owned life insurance income, net	(113)	(101)
Originations of loans held for sale	(4,629)	(3,539)
Proceeds from sales of loans held for sale	4,851	3,502
ESOP compensation expense	85	73
Stock equity plan expense	49	90
Changes in
Accrued interest receivable	(366)	(442)
Other assets	1,149	1,908
Accrued interest payable	(253)	1,071
Post-retirement benefit obligation	—	8
Other liabilities	322	(2,412)

Net cash provided by operating activities	2,166	1,001

Investing Activities
Purchases of available-for-sale securities	(4,353)	—
Proceeds from the sales of available-for-sale securities	4,665	—
Proceeds from maturities and pay downs of available-for-sale securities	4,120	3,091
Net change in loans	(8,144)	(27,402)
Purchase of premises and equipment	(72)	(93)
Proceeds from the sale of foreclosed assets	—	3
Purchase of Federal Home Loan Bank stock	(427)	(1,637)
Redemption of Federal Home Loan Bank stock	168	—

Net cash used in investing activities	(4,043)	(26,038)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(44,388)	(61,444)
Net increase (decrease) in certificates of deposit, including brokered certificates	(5,630)	13,278
Net decrease in advances from borrowers for taxes and insurance	(458)	(454)
Proceeds from Federal Home Loan Bank advances	216,000	203,500
Repayments of Federal Home Loan Bank advances	(165,500)	(132,500)
Proceeds from other borrowings	23,100	—
Repayments of other borrowings	(23,175)	—
Net increase in repurchase agreements	141	5,251

Net cash provided by financing activities	90	27,631

Net Increase (Decrease) in Cash and Cash Equivalents	(1,787)	2,594
Cash and Cash Equivalents, Beginning of Period	9,571	10,988

Cash and Cash Equivalents, End of Period	$7,784	$13,582

Supplemental Cash Flows Information
Interest paid	$6,345	$3,637
Income taxes paid (net of refunds)	$—	$45
Dividends payable	$670	$672
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
10-Q
and Regulation
S-X.
Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2024 and June 30, 2024, and the results of its operations for the three month periods ended September 30, 2024 and 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2024. The results of operations for the three-month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire year.
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
In December 2023, the FASB issued ASU
2023-09,
Income Tax (Topic 740):
Improvements to Income Tax Disclosures.
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
A summary of ESOP shares at September 30, 2024 and June 30, 2024 are as follows (dollars in thousands):

	September 30, 2024	June 30, 2024
Allocated shares	189,941	170,696
Shares committed for release	4,811	19,245
Unearned shares	129,904	134,715

Total ESOP shares	324,656	324,656

Fair value of unearned ESOP shares (1)	$2,620	$2,180

(1)	Based on closing price of $20.17 and $16.18 per share on September 30, 2024, and June 30, 2024, respectively.
During the three months ended September 30, 2024 and 2023, no ESOP shares were paid to ESOP participants due to separation from service.
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
On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. These shares of restricted stock vested in equal installments over 10 years and the stock options vested in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014, and were fully vested in December 2023. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 8 years, starting in December 2016, and were fully vested in December 2023. On September 9, 2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. No shares have been granted from the 2022 Equity Incentive Plan as of September 30, 2024, so there are 211,880 shares of restricted stock and 52,970 stock option shares available for future grants under this plan.

No stock options were outstanding at September 30, 2024 and June 30, 2024, while 90,143 stock options were outstanding and exercisable at September 30, 2023. No stock options were granted or vested during the three months ended September 30, 2024 and 2023.
The following table summarizes
non-vested
restricted stock activity for the three months ended September 30, 2024:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2024	40,800	$19.10
Granted	—	—
Forfeited	—	—
Earned and issued	10,200	19.10

Balance, September 30, 2024	30,600	$19.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $49,000 and $14,000, respectively, for the three months ended September 30, 2024, and was $90,000 and $26,000, respectively, for the three months ended September 30, 2023. Unrecognized compensation expense for non-vested
restricted stock awards was $568,000 and is expected to be recognized over 2.9 years with a corresponding credit to paid-in
capital.
Note 4: Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2024 and 2023. The factors used in the earnings per common share computation are as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net income	$633	$466

Basic weighted average shares outstanding	3,353,026	3,354,626
Less: Average unallocated ESOP shares	(132,309)	(151,554)

Basic average shares outstanding	3,220,717	3,203,072

Diluted effect of restricted stock awards and stock options	—	63,681

Diluted average shares outstanding	3,220,717	3,266,753

Basic earnings per common share	$0.20	$0.15

Diluted earnings per common share	$0.20	$0.14

Note 5: Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, on securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2024:
U.S. Government and federal agency	$5,983	$—	$(220)	$5,763
Mortgage-backed:
GSE residential	190,071	62	(20,495)	169,638
Small Business Administration	15,898	3	(1,749)	14,152
State and political subdivisions	3,098	—	—	3,098

	$215,050	$65	$(22,464)	$192,651

June 30, 2024:
U.S. Treasury	$497	$—	$(53)	$444
U.S. Government and federal agency	6,979	—	(370)	6,609
Mortgage-backed:
GSE residential	192,556	41	(26,361)	166,236
Small Business Administration	16,387	—	(2,301)	14,086
State and political subdivisions	3,104	—	(4)	3,100

	$219,523	$41	$(29,089)	$190,475

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
Accrued interest receivable
, or $510,000, is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there would be no ACL in this situation.

At adoption of ASU
2016-13,
no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at September 30, 2024, and June 30, 2024.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company did not hold securities of any one issuer at September 30, 2024 with a book value that exceeded 10% of the Company’s total equity except for Mortgage-backed GSE residential securities and Small Business Administration securities with an amortized cost of approximately $190,071,000 and $15,898,000, respectively, and a market value of approximately $169,638,000 and $14,152,000, respectively, at September 30, 2024.
All mortgage-backed securities at September 30, 2024, and June 30, 2024 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$5,040	$5,015
One to five years	4,062	3,818
Five to ten years	6,409	6,053
After ten years	9,468	8,127

	24,979	23,013
Mortgage-backed securities	190,071	169,638

Totals	$215,050	$192,651

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $87,969,000 and $118,577,000 as of September 30, 2024 and June 30, 2024, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $17.9 million at September 30, 2024 and $17.8 million at June 30, 2024. At September 30, 2024, all $17.9 million of our repurchase agreements had an overnight maturity, and all were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Gross gains of $30,000 and $0 and gross losses of $101,000 and $0 resulting from sales of available-for-sale
securities were realized for the three months ended September 30, 2024, and 2023, respectively. The tax credit applicable to these net realized losses amounted to approximately $20,000 and $0 for the three months ended September 30, 2024, and 2023, respectively.
Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2024 and June 30, 2024, was $181,210,000 and $185,652,000, respectively, which is approximately 94% and 97% of the Company’s available-for-sale
investment portfolio.

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and June 30, 2024:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024:
U.S. Government and federal agency	$—	$—	$5,763	$(220)	$5,763	$(220)
Mortgage-backed:
GSE residential	—	—	162,563	(20,495)	162,563	(20,495)
Small Business Administration	—	—	12,884	(1,749)	12,884	(1,749)

Total	$—	$—	$181,210	$(22,464)	$181,210	$(22,464)

June 30, 2024:
U.S. Treasury	$—	$—	$444	$(53)	$444	$(53)
U.S. Government and federal agency	—	—	6,609	(370)	6,609	(370)
Mortgage-backed:
GSE residential	945	(1)	162,525	(26,360)	163,470	(26,361)
Small Business Administration	—	—	14,086	(2,301)	14,086	(2,301)
State and political subdivisions	1,043	(4)	—	—	1,043	(4)

Total	$1,988	$(5)	$183,664	$(29,084)	$185,652	$(29,089)

As of September 30, 2024, the company’s
available-for-sale
securities portfolio consisted of 174 securities, of which 164 were in an unrealized loss position.
The unrealized losses on the Company’s investment in U.S. Treasury, U.S. Government and federal agency, Mortgage-backed Government sponsored enterprises, Small Business Administration and state and political subdivision securities at September 30, 2024 and June 30, 2024, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to need an allowance for credit losses at September 30, 2024 and June 30, 2024.

Note 6: Loans and Allowance for Credit Losses

Segments of loans include:	September 30, 2024	June 30, 2024
Real estate loans:
One- to four-family	$176,334	$177,263
Multi-family	125,906	126,031
Commercial	205,103	200,017
Home equity lines of credit	9,927	9,859
Construction	30,839	33,708
Commercial	98,894	91,784
Consumer	7,186	7,727

Total loans	654,189	646,389
Less:
Unearned fees and discounts, net	(347)	(407)
Allowance for credit losses	7,472	7,499

Loans, net	$647,064	$639,297

The Company had no loans held for sale included in
one-
to four-family real estate loans as of September 30, 2024 and June 30, 2024.
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
Loan Concentrations
The loan portfolio includes a concentration of loans secured by commercial real estate properties, including real estate construction loans, amounting to $349,133,000 and $346,499,000 as of September 30, 2024 and June 30, 2024, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $237,000 and $253,000 at September 30, 2024 and June 30, 2024, respectively. All these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also included commercial loan participations of $54,082,000 and $51,798,000 at September 30, 2024 and June 30, 2024, respectively, of which $37,297,000 and $34,929,000, at September 30, 2024 and June 30, 2024 were outside our primary market area. These participation loans are secured by real estate and other business assets.

Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses for the three-month periods ended September 30, 2024 and 2023 and the year ended June 30, 2024:

	Three Months Ended September 30, 2024 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,774	$1,764	$2,358	$148
Provision (credit) charged to expense	(147)	348	4	(1)
Losses charged off	—	(350)	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,628	$1,762	$2,362	$147

Loans:
Ending balance	$176,334	$125,906	$205,103	$9,927

	Three Months Ended September 30, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$337	$1,053	$65	$7,499
Provision (credit) charged to expense	(59)	231	1	377
Losses charged off	—	(50)	(9)	(409)
Recoveries	—	2	2	5

Balance, end of period	$278	$1,236	$59	$7,472

Loans:
Ending balance	$30,839	$98,894	$7,186	$654,189

	Year Ended June 30, 2024
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,898	$1,121	$2,369	$121
Provision (credit) charged to expense	(127)	643	(11)	27
Losses charged off	—	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,774	$1,764	$2,358	$148

Loans:
Ending balance	$177,263	$126,031	$200,017	$9,859

	Year Ended June 30, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$765	$794	$71	$7,139
Provision (credit) charged to expense	(428)	17	29	150
Losses charged off	—	—	(49)	(49)
Recoveries	—	242	14	259

Balance, end of period	$337	$1,053	$65	$7,499

Loans:
Ending balance	$33,708	$91,784	$7,727	$646,389

	Three Months Ended September 30, 2023
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,898	$1,121	$2,369	$121
Provision (credit) charged to expense	8	(6)	(104)	13
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,906	$1,115	$2,265	$134

Loans:
Ending balance	$170,154	$89,177	$193,582	$8,511

	Three Months Ended September 30, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$765	$794	$71	$7,139
Provision (credit) charged to expense	400	(12)	11	310
Losses charged off	—	—	(7)	(7)
Recoveries	—	6	2	8

Balance, end of period	$1,165	$788	$77	$7,450

Loans:
Ending balance	$72,810	$79,194	$8,343	$621,771

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
The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and calendar year of origination as of both September 30, 2024 and June 30, 2024 (in thousands):

September 30, 2024
Risk Rating	2024	2023	2022	2021	2020	Prior Years	Total
One- to Four-Family
Pass	$17,952	$38,730	$49,615	$23,713	$15,223	$30,819	$176,052
Watch	—	—	—	66	—	—	66
Substandard	—	—	4	5	—	207	216

Total	$17,952	$38,730	$49,619	$23,784	$15,223	$31,026	$176,334

Current period recoveries	$—	$—	$—	$—	$—	$1	$1
Multi-Family
Pass	$1,634	$8,623	$51,025	$20,238	$22,583	$21,572	$125,675
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	231	231

Total	$1,634	$8,623	$51,025	$20,238	$22,583	$21,803	$125,906

Current period charge-offs	$—	$(350)	$—	$—	$—	$—	$(350)
Commercial Real Estate
Pass	$13,090	$32,704	$53,483	$27,342	$29,944	$47,334	$203,897
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	142	812	252	1,206

Total	$13,090	$32,704	$53,483	$27,484	$30,756	$47,586	$205,103

Home Equity Line of Credit
Pass	$2,575	$2,263	$1,497	$1,531	$717	$1,344	$9,927
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,575	$2,263	$1,497	$1,531	$717	$1,344	$9,927

Construction
Pass	$8,993	$18,377	$3,250	$—	$—	$219	$30,839
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$8,993	$18,377	$3,250	$—	$—	$219	$30,839

Commercial Business
Pass	$18,935	$42,386	$9,605	$9,586	$7,055	$9,873	$97,440
Watch	—	—	—	—	—	—	—
Substandard	—	133	41	190	1,034	56	1,454

Total	$18,935	$42,519	$9,646	$9,776	$8,089	$9,929	$98,894

Current period charge-offs	$—	$(50)	$—		$—	$—	$—	$(50)
Current period recoveries	$—	$—	$—		$—	$2	$—	$2
Consumer
Pass	$2,287	$2,291	$1,569		$662	$301	$54	$7,164
Watch	—	—	—		—	—	—	—
Substandard	—	22	—		—	—	—	22

Total	$2,287	$2,313	$1,569		$662	$301	$54	$7,186

Current period charge-offs	$(8)	$—		$(1)	$—	$—	$—	$(9)
Current period recoveries	$2	$—	$—		$—	$—	$—	$2
Total Loans
Pass	$65,466	$145,374	$170,044		$83,072	$75,823	$111,215	$650,994
Watch	—	—	—		66	—	—	66
Substandard	—	155	45		337	1,846	746	3,129

Total	$65,466	$145,529	$170,089		$83,475	$77,669	$111,961	$654,189

June 30, 2024
Risk Rating	2024	2023	2022	2021	2020	Prior Years	Total
One- to Four-Family
Pass	$14,790	$39,202	$51,262	$24,362	$15,455	$31,926	$176,997
Watch	—	—	—	72	—	—	72
Substandard	—	14	5	5	—	170	194

Total	$14,790	$39,216	$51,267	$24,439	$15,455	$32,096	$177,263

Current period recoveries	$—	$—	$—	$—	$—	$3	$3
Multi-Family
Pass	$573	$9,004	$51,279	$20,346	$22,728	$21,867	$125,797
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	234	234

Total	$573	$9,004	$51,279	$20,346	$22,728	$22,101	$126,031

Commercial Real Estate
Pass	$4,602	$29,665	$57,530	$27,622	$30,489	$48,886	$198,794
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	150	821	252	1,223

Total	$4,602	$29,665	$57,530	$27,772	$31,310	$49,138	$200,017

Home Equity Line of Credit
Pass	$1,629	$2,361	$1,874	$1,806	$795	$1,394	$9,859
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,629	$2,361	$1,874	$1,806	$795	$1,394	$9,859

Construction
Pass	$9,123	$21,043	$3,250	$—	$—	$292	$33,708
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$9,123	$21,043	$3,250	$—	$—	$292	$33,708

Commercial Business
Pass	$10,357	$38,853	$10,158	$9,898	$8,201	$12,803	$90,270
Watch	—	—	—	—	—	—	—
Substandard	—	133	47	190	1,088	56	1,514

Total	$10,357	$38,986	$10,205	$10,088	$9,289	$12,859	$91,784

Current period recoveries	$—	$—	$—	$—	$242	$—	$242
Consumer
Pass	$1,956	$2,635	$1,830	$843	$394	$69	$7,727
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,956	$2,635	$1,830	$843	$394	$69	$7,727

Current period charge-offs	$(48)	$—	$—	$(1)	$—	$—	$(49)
Current period recoveries	$14	$—	$—	$—	$—	$—	$14
Total Loans
Pass	$43,030	$142,763	$177,183	$84,877	$78,062	$117,237	$643,152
Watch	—	—	—	72	—	—	72
Substandard	—	147	52	345	1,909	712	3,165

Total	$43,030	$142,910	$177,235	$85,294	$79,971	$117,949	$646,389

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2024:
Real estate loans:
One- to four-family	$440	$609	$38	$1,087	$175,247	$176,334	$38
Multi-family	—	144	—	144	125,762	125,906	—
Commercial	—	—	—	—	205,103	205,103	—
Home equity lines of credit	4	—	—	4	9,923	9,927	—
Construction	—	—	—	—	30,839	30,839	—
Commercial	—	21	—	21	98,873	98,894	—
Consumer	105	1	21	127	7,059	7,186	—

Total	$549	$775	$59	$1,383	$652,806	$654,189	$38

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2024:
Real estate loans:
One- to four-family	$1,009	$192	$—	$1,201	$176,062	$177,263	$—
Multi-family	141	—	—	141	125,890	126,031	—
Commercial	—	—	150	150	199,867	200,017	—
Home equity lines of credit	17	25	—	42	9,817	9,859	—
Construction	237	—	—	237	33,471	33,708	—
Commercial	21	20	—	41	91,743	91,784	—
Consumer	27	1	23	51	7,676	7,727	23

Total	$1,452	$238	$173	$1,863	$644,526	$646,389	$23

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some loans are selected to be evaluated individually. At September 30, 2024 and at June 30, 2024, no non-performing
loans were individually evaluated and no specific reserve was established.
The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded at September 30, 2024 and June 30, 2024:

	September 30, 2024		June 30, 2024
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Mortgages on real estate:
One- to four-family	$—	$—	$—	$—
Multi-family	—	—	—	—
Commercial	—	142	—	150
Home equity lines of credit	—	—	—	—
Construction loans	—	—	—	—
Commercial business loans	—	—	—	—
Consumer loans	—	21	—	—

Total	$—	$163	$—	$150

Loan Modifications with Borrowers Experiencing Financial Difficulty
The Company modified no loans for borrowers with financial difficulty in the three months ended September 30, 2024 and two in the year ended June 30, 2024.
The following table shows the amortized cost of loans at September 30, 2024 and at June 30, 2024 that were modified and experiencing financial difficulty, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

September 30, 2024	Payment Delay	Total Class of Financing Receivable
Real estate loans
One- to four-family	$—	—
Multi-family	—	—
Commercial	252	0.12%
Home equity lines of credit	—	—
Construction	—	—
Commercial business	133	0.13%
Consumer	—	—

Total	$385	0.06%

June 30, 2024	Payment Delay	Total Class of Financing Receivable
Real estate loans
One- to four-family	$—	—
Multi-family	—	—
Commercial	252	0.13%
Home equity lines of credit	—	—
Construction	—	—
Commercial business	133	0.15%
Consumer	—	—

Total	$385	0.06%

Loan Modifications with Defaults
The Company had no loan modifications for borrowers experiencing financial difficulty in default or in foreclosure as of September 30, 2024 or as of June 30, 2024. The Company defines a default as any loan that becomes 90 days or more past due.
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
The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of September 30, 2024 and June 30, 2024, the Company had no foreclosed residential real estate properties as a result of obtaining physical possession. As of September 30, 2024 and June 30, 2024, the Company had no residential mortgage loans or home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in process.
Note 7: Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $4,758,000 and $4,499,000 of Federal Home Loan Bank stock as of September 30, 2024 and June 30, 2024, respectively. The FHLB provides liquidity and funding through advances.
Note 8: Federal Home Loan Bank Advances and Other Borrowings
The Federal Home Loan Bank advances totaled $83,499,000 and $32,999,000 as of September 30, 2024 and June 30, 2024, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate and HELOC loans totaling $414,249,000 at September 30, 2024 and $408,196,000 at June 30, 2024, and are subject to restrictions or penalties in the event of prepayment. Interest rates on advances were from 0 to 5.29 percent with maturities from 2024 to 2030 at September 30, 2024, while interest rates on advances were from 0.00 to 5.29 percent with maturities from 2024 to 2030 at June 30, 2024. At September 30, 2024, the Company’s advances included 7 advances at a rate of 0% totaling $1,499,000 as part of the Federal Home Loan Bank Community Small Business Advance program.

Other borrowings include borrowings from the Federal Reserve Bank Term Funding Program (BTFP). The Federal Reserve created the BTFP in March 2023 to offer loans of up to one year in length to qualifying financial institutions which pledge collateral, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. The collateral is valued at par and advances under this program do not include any fees or prepayment penalties. At September 30, 2024 and June 30, 2024, the Company had total borrowings from the Federal Reserve BTFP of $25,175,000 and $25,250,000, respectively, at a rate of 4.76% with a maturity of January 16, 2025. The collateral par value of securities pledged to the Federal Reserve BTFP was $25,178,000 and $25,272,000 as of September 30, 2024 and June 30, 2024, respectively.
Note 9: Accumulated Other
Comprehensive
Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the three months ended September 30, 2024 and 2023:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
September 30, 2024:
Beginning balance	$(20,768)	$209	$(20,559)
Other comprehensive income before reclassification	4,703	—	4,703
Amounts reclassified from accumulated other comprehensive loss	51	—	51
Net current period other comprehensive loss	—	(2)	(2)

Ending balance	$(16,014)	$207	$(15,807)

September 30, 2023:
Beginning balance	$(21,715)	$67	$(21,648)
Other comprehensive loss before reclassification	(5,121)	—	(5,121)
Net current period other comprehensive loss	—	2	2

Ending balance	$(26,836)	$69	$(26,767)

Note 10: Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2024 and 2023, were as follows:

	Amounts Reclassified from AOCI
	2024	2023	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$(71)	$—	Net realized gains (losses) on sale of available-for-sale securities
Amortization of defined benefit pension items:
Actuarial losses	$(2)	$2	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	$(73)	$2
Tax expense (credit)	$(20)	$—	Provision (credit) for Income Tax

Total reclassification out of AOCI	$(53)	$2	Net Income

Note 11: Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2024	2023
Computed at the statutory rate	$179	$135
Increase resulting from
Tax exempt interest	(8)	(8)
Cash surrender value of life insurance	(24)	(21)
State income taxes	58	46
Other	13	23

Actual expense	$218	$175

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
As of September 30, 2024, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.
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

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and June 30, 2024:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$5,763	$—	$5,763	$—
Mortgage-backed: GSE residential	169,638	—	169,638	—
Small Business Administration	14,152	—	14,152	—
State and political subdivisions	3,098	—	1,041	2,057
Mortgage servicing rights	1,366	—	—	1,366

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:
Available-for-sale securities:
U.S. Treasury	$444	$444	$—	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	6,609	—	6,609	—
Mortgage-backed: GSE residential	166,236	—	166,236	—
Small Business Administration	14,086	—	14,086	—
State and political subdivisions	3,100	—	1,043	2,057
Mortgage servicing rights	1,491	—	—	1,491
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Three months ended September 30, 2024
	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,057	$1,491	$3,548
Transfers into Level 3	—	47	47
Transfers out of Level 3	—	(34)	(34)
Total realized and unrealized gains and losses included in net income	—	(138)	(138)
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—

Ending balance	$2,057	$1,366	$3,423

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$(138)	$(138)

	Year ended June 30, 2024
	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,361	$1,482	$3,843
Transfers into Level 3	—	151	151
Transfers out of Level 3	—	(143)	(143)
Total realized and unrealized gains and losses included in net income	—	1	1
Purchases	—	—	—
Sales	—	—	—
Settlements	(304)	—	(304)

Ending balance	$2,057	$1,491	$3,548

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$1	$1

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the condensed consolidated statements of income as noninterest income.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2024 and June 30, 2024.

	Fair Value at September 30, 2024	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,366	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	10.0% (10.0%) 7.2% - 10.0% (7.7%) 0.08% - 0.12% (0.11%)
State and political subdivision	$2,057	Discounted cash flow	Maturity/Call Date Weighted average coupon Marketability yield adjustment	1 month – 7 years 2.97% - 3.08% (3.04%) 1.0% - 2.0% (1.6%)

	Fair Value at June 30, 2024	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,491	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	10.0% ( 10.0%) 6.2% - 8.0% (7.7%) 0.08% - 0.12% (0.11%)
State and political subdivision	2,057	Discounted cash flow	Maturity/Call Date Weighted average coupon Marketability yield adjustment	1 month – 7 years 2.97% - 3.08% (3.04%) 1.0% - 2.0% (1.6%)
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and June 30, 2024.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024:
Financial assets
Cash and cash equivalents	$7,784	$7,784	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for credit losses	647,064	—	—	619,357
Federal Home Loan Bank stock	4,758	—	4,758	—
Accrued interest receivable	3,823	—	3,823	—
Financial liabilities
Deposits	677,159	—	363,156	314,167
Repurchase agreements	17,913	—	17,913	—
Federal Home Loan Bank advances	83,499	—	83,119	—
Other borrowings	25,175		25,183
Advances from borrowers for taxes and insurance	510	—	510	—
Accrued interest payable	2,756	—	2,756	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:
Financial assets
Cash and cash equivalents	$9,571	$9,571	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for credit losses	639,297	—	—	607,076
Federal Home Loan Bank stock	4,499	—	4,499	—
Accrued interest receivable	3,457	—	3,457	—
Financial liabilities
Deposits	727,177	—	407,544	318,612
Repurchase agreements	17,772	—	17,772	—
Federal Home Loan Bank advances	32,999	—	32,560	—
Other Borrowings	25,250	—	25,199	—
Advances from borrowers for taxes and insurance	968	—	968	—
Accrued interest payable	3,009	—	3,009	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
The methods utilized to measure the fair value of financial instruments at September 30, 2024, represent
an approximation of exit price; however, an actual exit price may differ.
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
instruments.
Off-Balance
Sheet Credit Exposures
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. During the three months ended September 30, 2024, the Company recorded a provision for credit losses on off-balance
sheet credit exposures of $5,000 compared to a credit for credit losses of $(88,000) for the three months ended September 30, 2023. Our allowance for credit losses (ACL) on off-balance
sheet credit exposures was $103,000 and $98,000 at September 30, 2024 and June 30, 2024, respectively. This increase was primarily due to an increase in loans with unfunded balances without the Company’s ability to cancel on demand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on management’s current expectations regarding its business strategies and their intended results and IF Bancorp, Inc.’s (“the Company”) future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

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

Additional factors that may affect our results are discussed under “Item 1A.—Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011, we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. We also established a charitable foundation, Iroquois Federal Foundation, to which we contributed 314,755 shares of our common stock. As of September 30, 2024, the Company had repurchased 1,674,479 shares of common stock under stock repurchase plans.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 1.93% and 1.98% for the three months ended September 30, 2024 and 2023, respectively. Net interest income increased to $4.8 million for the three months ended September 30, 2024 from $4.6 million for the three months ended September 30, 2023.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing assets (consisting exclusively of non-performing loans) totaled $201,000 or 0.1% of total loans at September 30, 2024, and $173,000, or 0.1% of total loans at June 30, 2024.

At September 30, 2024, the Association was categorized as “well capitalized” under federal regulations.

Our net income for the three months ended September 30, 2024 was $633,000, compared to a net income of $466,000 for the three months ended September 30, 2023. The increase in net income was due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense and an increase in provision for credit losses.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

We define critical accounting policies as those policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income. We consider the following to be our critical accounting policies.

Allowance for Credit Losses. The Company believes the allowance for credit losses for loans is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of the consolidated financial statements. The allowance for credit losses for loans represents the best estimate of losses inherent in the existing loan portfolio. An estimate of potential losses inherent in the loan portfolio are determined and an allowance for those losses is established by factors considered by the Company during the evaluation of the overall adequacy of the allowance which include historical net loan losses, the level and composition of nonaccrual, past due and loan modifications with borrowers experiencing financial difficulty, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. In addition, a forecast, using reasonable and supportable future conditions, is prepared that is used to estimate expected changes to existing and historical conditions in the current period.

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

There were no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Comparison of Financial Condition at September 30 and June 30, 2024

Total assets increased $5.7 million, or 0.6%, to $893.4 million at September 30, 2024 from $887.7 million at June 30, 2024. The increase was primarily due to an $7.8 million increase in net loans and a $2.2 million increase in investment securities, partially offset by a $1.8 million decrease in cash and cash equivalents.

Net loans receivable increased by $7.8 million, or 1.2%, to $647.1 million at September 30, 2024, from $639.3 million at June 30, 2024. The increase in net loans receivable during this period was due primarily to a $5.1 million, or 2.5%, increase in commercial real estate loans, a $7.1 million, or 7.7%, increase in commercial business loans, and a $68,000, or 0.7%, increase in home equity lines of credit, partially offset by a $2.9 million, or 8.5%, decrease in construction loans, a $929,000, or 0.5%, decrease in one- to four-family mortgage loans, a $125,000, or 0.1% decrease in multi-family loans, and a $541,000, or 7.0%, decrease in consumer loans.

Investment securities, consisting entirely of available-for-sale securities, increased $2.2 million, or 1.1%, to $192.7 million at September 30, 2024 from $190.5 million at June 30, 2024. We had no securities held to maturity at September 30, 2024 or June 30, 2024.

Between June 30, 2024, and September 30, 2024, accrued interest receivable increased $366,000 to $3.8 million, and Federal Home Loan Bank (FHLB) stock increased $259,000 to $4.8 million, while deferred income taxes decreased $1.9 million to $8.6 million, other assets decreased $1.1 million to $1.6 million and premises and equipment decreased $82,000 to $10.5 million. The increase in accrued interest receivable was the result of increases in both the average balances of loans and the average yields of loans, and the increase in FHLB stock was due to an increased stock ownership requirement due to an increase in FHLB advances. The decrease in deferred income taxes was mostly due to a decrease in unrealized losses on available-for-sale securities. The decrease in other assets was mostly due to receipt of previously outstanding receivables, and the decrease in premises and equipment was the result of ordinary depreciation.

At September 30, 2024, our investment in bank-owned life insurance was $15.0 million, an increase of $113,000 from $14.9 million at June 30, 2024. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses, which totaled $23.7 million at September 30, 2024.

Deposits decreased $50.0 million, or 6.9%, to $677.2 million at September 30, 2024 from $727.2 million at June 30, 2024. Noninterest bearing demand accounts decreased $66.5 million, or 64.3%, to $36.9 million, while certificates of deposit, excluding brokered certificates of deposit, decreased $130,000, or 0.1%, to $290.5 million, savings, NOW, and money market accounts combined increased $22.1 million, or 7.3%, to $326.3 million, and brokered certificates of deposit decreased $5.5 million, or 19.0%, to $23.5 million. The large decrease in noninterest bearing demand accounts was due to approximately $62.7 million in deposits from a public entity that collects real estate taxes that were withdrawn during the three months ended September 30, 2024, when tax monies were distributed. Repurchase agreements increased $141,000, or 0.8%, to $17.9 million at September 30, 2024 from $17.8 million at June 30, 2024. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago, which increased $50.5 million to $83.5 million at September 30, 2024 from $33.0 million at June 30, 2024, and borrowing from the Federal Reserve Bank Term Funding Program (BTFP), which decreased $75,000 to $25.2 million at September 30, 2024 from $25.3 million at June 30, 2024.

Accrued interest payable decreased $253,000, or 8.4%, to $2.8 million at September 30, 2024 from $3.0 million at June 30, 2024, while advances from borrowers for taxes and insurance decreased $458,000, or 47.3%, to $510,000 at September 30, 2024 from $968,000 at June 30, 2024, allowance for credit losses on off-balance sheet credit exposures increased $5,000 to $103,000 at September 30, 2024 from $98,000 at June 30, 2024, and other liabilities increased $1.1 million, or 26.1%, to $5.4 million at September 30, 2024 from $4.3 million at June 30, 2024. The decrease in accrued interest payable was mostly due to a discontinued CD special with a 7-month term and accrued interest payable of $678,000 at June 30, 2024, which matured in the three months ended September 30, 2024. The decrease in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, the increase in the allowance for credit losses on off-balance sheet credit exposures was due to increases in loans with unfunded balances without the Bank’s ability to cancel on demand, and the increase in other liabilities was mostly due to a fluctuation in items in process.

Total equity increased $4.8 million, or 6.6%, to $78.8 million at September 30, 2024 from $73.9 million at June 30, 2024. Equity increased primarily due to an increase of $4.8 million in accumulated other comprehensive income (loss), net of tax, net income of $633,000 and ESOP and stock equity plan activity of $134,000, partially offset by the accrual of approximately $670,000 in dividends to our stockholders. The increase in accumulated other comprehensive income (loss) was primarily due to decrease in unrealized depreciation on available-for-sale securities, net of tax.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. Net income increased $167,000 to $633,000 for the three months ended September 30, 2024 from $466,000 for the three months ended September 30, 2023. The increase was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expenses and an increase in provision for credit losses.

Net Interest Income. Net interest income increased by $238,000, or 5.2%, to $4.8 million for the three months ended September 30, 2024 from $4.6 million for the three months ended September 30, 2023. The increase was due to an increase of $1.6 million in interest income, partially offset by an increase of $1.4 million in interest expense. Our net interest margin increased by one basis point to 2.27% for the three months ended September 30, 2024 compared to 2.26% for the three months ended September 30, 2023, while our interest rate spread decreased by five basis points to 1.93% for the three months ended September 30, 2024 compared to 1.98% for the three months ended September 30, 2023. A $38.1 million, or 4.7%, increase in the average balance of interest-earning assets was partially offset by a $33.25 million, or 4.6%, increase in the average balance of interest-bearing liabilities.

Interest and Dividend Income. Interest income increased by $1.6 million, or 17.5%, to $10.9 million for the three months ended September 30, 2024, from $9.3 million for the three months ended September 30, 2023. The increase in interest income was primarily due to a $1.7 million increase in interest income on loans, and a $25,000 increase in other interest income, partially offset by a $145,000 decrease in interest income on securities. The increase in interest income on loans resulted from a 72 basis point, or 14.2%, increase in the average yield on loans to 5.83% for the three months ended September 30, 2024, from 5.11% for the three months ended September 30, 2023, and a $44.4 million, or 7.3%, increase in the average balance of loans to $649.8 million for the three months ended September 30, 2024, from $605.4 million for the three months ended September 30, 2023. Interest on securities decreased $145,000, or 10.2%, as a result of a 22 basis point, or 7.5%, decrease in the average yield on securities to 2.69% for the three months ended September 30, 2024 from 2.91% for the three months ended September 30, 2023, and a $5.7 million, or 2.9%, decrease in the average balance of securities, to $189.8 million for the three months ended September 30, 2024, from $195.6 million for the three months ended September 30, 2023.

Interest Expense. Interest expense increased $1.4 million, or 29.4%, to $6.1 million for the three months ended September 30, 2024, from $4.7 million for the three months ended September 30, 2023. The increase was due to both increases in the average cost of interest-bearing liabilities and by increases in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $918,000, or 23.9%, to $4.8 million for the three months ended September 30, 2024 from $3.8 million for the three months ended September 30, 2023. This increase was due to a 58 basis point, or 24.1%, increase in the average cost of interest bearing deposits to 2.98% for the three months ended September 2024, from 2.40% for the three months ended September 30, 2023, and a $554,000, or 0.1% increase in the average balance of interest-bearing deposits to $639.0 million for the three months ended September 30, 2024 from $638.5 million for the three months ended September 30, 2023.

Interest expense on borrowings, including FHLB advances, repurchase agreements and other borrowings, increased $466,000, or 53.4%, to $1.3 million for the three months ended September 30, 2024, from $873,000 for the three months ended September 30, 2023. This increase was due to an increase in the average balance of borrowings to $119.7 million for the three months ended September 30, 2024 from $87.1 million for the three months ended September 30, 2023, and a 46 basis point increase in the average cost of such borrowings to 4.47% for the three months ended September 30, 2024 from 4.01% for the three months ended September 30, 2023.

Provision (Credit) for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a provision for credit losses of $382,000 for the three months ended September 30, 2024, which includes a provision for credit losses on loans of $377,000 and a provision for credit losses on off-balance sheet credit exposures of $5,000, compared to a provision for credit losses of $222,000 for the three months ended September 30, 2023, which includes a provision for credit losses on loans of $310,000 and a credit for credit losses on off-balance sheet credit exposures of $88,000. The allowance for credit losses on loans was $7.5 million, or 1.14% of total loans, at September 30, 2024, compared to $7.4 million, or 1.20% of total loans at September 30, 2023, and $7.5 million, or 1.16% of total loans, at June 30, 2024. During the three months ended September 30, 2024, a net loss of $404,000 was recorded, while during the three months ended September 30, 2023, a net recovery of $1,000 was recorded.

The following table sets forth information regarding the allowance for credit losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2024	Year Ended June 30, 2024
Allowance to non-performing loans	3717.41%	4329.57%
Allowance to total loans outstanding at the end of the period	1.14%	1.16%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.25%	(0.03)%
Total non-performing loans to total loans	0.03%	0.03%
Total non-performing assets to total assets	0.02%	0.02%

Noninterest Income. Noninterest income increased $280,000, or 24.8%, to $1.4 million for the three months ended September 30, 2024 from $1.1 million for the three months ended September 30, 2023. The increase was primarily due to an increase in customer service fees and other income, partially offset by a decrease in mortgage banking income (loss), net, and net realized loss on sale of available-for-sale securities. For the three months ended September 30, 2024, customer service fees increased $24,000 to $125,000, other income increased $450,000 to $761,000, while mortgage banking income (loss), net, decreased $182,000 to a loss of $42,000 and net realized gains (losses) on sale of available-for-sale securities decreased by $71,000 to a loss of $71,000, from the three months ended September 30, 2023. The increase in customer service fees was due to more customer services performed in the three months ended September 30, 2024, and the increase in other income was due to the receipt of an insurance settlement filed as a result of HELOC check fraud. The decrease in mortgage banking income (loss), net was a result of a decrease in the valuation of mortgage servicing rights and a decrease in loan servicing fees in the three months ended September 30, 2024. The decrease in net realized gain (loss) on sale of available-for-sale securities was due to a few securities sold at a net loss in the three months ended September 30, 2024.

Noninterest Expense. Noninterest expense increased $148,000, or 3.1%, to $5.0 million for three months ended September 30, 2024 from $4.8 million for the three months ended September 30, 2023. Compensation and benefits increased $52,000, or 1.7%, advertising increased $24,000, or 31.2%, professional services increased $44,000, or 47.8%, and equipment expense increased $33,000, or 6.0%. These increases were partially offset by a $10,000, or 3.5%, decrease in office occupancy, and a $17,000, or 3.8%, decrease in other operating expense. Compensation and benefits increased due to normal salary increases, annual incentive plan increases and increased medical costs, advertising increased primarily due to increased television advertising and community sponsorship in the three months ended September 30, 2024, professional services increased due to additional services received during the three months ended September 30, 2024, and equipment expense increased due to an increase in the cost of core processing. Office occupancy expense decreased due to slight decreases in office building repairs and real estate taxes, and other operating expenses decreased due to a decrease in loan-related expenses.

Income Tax Expense. We recorded a provision for income tax of $218,000 for the three months ended September 30, 2024, compared to a provision for income tax of $175,000 for the three months ended September 30, 2023, reflecting effective tax rates of 25.6% and 27.3%, respectively.

Asset Quality

At September 30, 2024, our non-accrual loans totaled $163,000, which consisted of one commercial real estate loan in the amount of $142,000 and one consumer loan for $21,000.

At September 30, 2024 we had one loan in the amount of $38,000 that was delinquent 90 days or greater and still accruing interest.

At September 30, 2024, loans classified as substandard equaled $3.1 million. Loans classified as substandard consisted of $216,000 in one- to four-family loans, $231,000 in multi-family loans, $1.2 million in commercial real estate loans, $1.5 million in commercial business loans and $22,000 in consumer loans. No loans were classified as doubtful or loss at September 30, 2024.

At September 30, 2024, watch assets consisted of $66,000 in one- to four-family loans.

Loan Modifications with Borrowers Experiencing Financial Difficulty. The Company made no loan modifications for borrowers with financial difficulties in the three months ended September 30, 2024 and two such modifications in the year ended June 30, 2024. One of these modifications was a $252,000 commercial real estate loan, the other was a $133,000 commercial business loan, and both were modified to allow for a payment delay.

Foreclosed Assets. At September 30 2024 and June 30, 2024, we had no foreclosed assets.

Allowance for Credit Loss Activity

The Company regularly reviews its allowance for credit losses and adjusts its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for credit losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for credit losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for credit losses over the three-month periods ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
Balance, beginning of period	$7,499	$7,139
Loans charged off:
Real estate loans:
One- to four-family	—	—
Multi-family	(350)	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	(50)	—
Consumer	(9)	(7)

Gross charged off loans	(409)	(7)

Recoveries of loans previously charged off:
Real estate loans:
One- to four-family	1	—
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	2	6
Consumer	2	2

Gross recoveries of charged off loans	5	8

Net (charge-offs) recoveries	(404)	1

Provision (credit) charged to expense	377	310

Balance, end of period	$7,472	$7,450

The allowance for credit losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for credit losses through the provisions for credit losses that we charge to income. We charge losses on loans against the allowance for credit losses when we believe the collection of loan principal is unlikely. The allowance for credit losses decreased $27,000 and was $7.5 million at both September 30, 2024, and at June 30, 2024. This slight decrease in the allowance for credit losses on loans was made to bring the allowance for credit losses on loans to a level that represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2024 and the year ended June 30, 2024, our liquidity ratio averaged 24.3% and 25.9% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2024.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2024, cash and cash equivalents totaled $7.8 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at September 30, 2024.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities was $2.2 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively. Net cash used in investing activities consisted primarily of proceeds from the sales, maturities, pay downs of available-for-sale securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash used in investing activities was $(4.0) million and $(26.0) million for the three months ended September 30, 2024 and 2023, respectively. Net cash provided by financing activities consisted primarily of the activity in deposit accounts, FHLB advances and other borrowings. The net cash provided by financing activities was $90,000 and $27.6 million for the three months ended September 30, 2024 and 2023, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2024 and June 30, 2024.

	September 30, 2024	June 30, 2024
	(Dollars in thousands)
Commitments to fund loans	$1,458	$8,317
Lines of credit	71,272	71,240

At September 30, 2024, certificates of deposit due within one year of September 30, 2024 totaled $260.4 million, or 38.5% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2025. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Discount Window, Federal Reserve BTFP, and CIBC Bank USA. At September 30, 2024, our borrowings consisted of $83.5 million in Federal Home Loan Bank advances and $25.2 million from the Federal Reserve BTFP. At September 30, 2024, we had the ability to borrow up to an additional $45.6 million from the Federal Home Loan Bank of Chicago, we had $14.0 million available from CIBC Bank, and also had the ability to borrow $35.3 million from the Federal Reserve based on current collateral pledged.

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

In addition, to avoid restrictions on capital distributions, including dividend payments and stock repurchases, or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity and the buffer applies to all three measurements: Common Equity Tier 1, Tier 1 capital and total capital.

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

As of September 30, 2024, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	September 30, 2024 Actual	June 30, 2024 Actual	Minimum to Be Well Capitalized
Community Bank Leverage Ratio	9.5%	9.2%	9.0%

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

	For the Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Assets
Loans	$649,753	9,475	5.83%	$605,378	7,733	5.11%
Securities:
U.S. Treasury	—	—	—	434	2	1.84%
U.S. Government and federal agency	5,732	35	2.44%	6,441	40	2.48%
Mortgage-backed:
GSE residential	166,750	1,122	2.69%	170,555	1,241	2.91%
Small Business Administration	14,267	96	2.69%	14,739	112	3.04%
State and political subdivisions	3,099	23	2.97%	3,417	26	3.04%

Total securities	189,848	1,276	2.69%	195,586	1,421	2.91%
Other	10,074	162	6.43%	10,644	137	5.15%

Total interest-earning assets	849,675	10,913	5.14%	811,608	9,291	4.58%
Non-interest earning assets	38,980			40,981

Total assets	$888,655			$852,589

	For the Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$100,193	40	0.16%	$103,876	45	0.17%
Savings accounts	54,365	42	0.31%	62,993	105	0.67%
Money market accounts	167,690	1,208	2.88%	183,201	1,265	2.76%
Certificates of deposit	316,769	3,463	4.37%	288,393	2,420	3.36%

Total interest-bearing deposits	639,017	4,753	2.98%	638,463	3,835	2.40%
Borrowings and repurchase agreements	119,711	1,339	4.47%	87,065	873	4.01%

Total interest-bearing liabilities	758,728	6,092	3.21%	725,528	4,708	2.60%
Noninterest-bearing liabilities	46,165			51,786
Other Noninterest-bearing liabilities	6,602			5,950

Total liabilities	811,495			783,264
Stockholders’ equity	77,160			69,325

Total liabilities and stockholders’ equity	$888,655			$852,589

Net interest income		$4,821			$4,583

Interest rate spread (1)			1.93%			1.98%
Net interest margin (2)			2.27%			2.26%
Net interest-earning assets (3)	$90,947			$86,080

Average interest-earning assets to interest-bearing liabilities	1.12%			1.12%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$596	$1,146	$1,742
Securities	(41)	(104)	(145)
Other	(43)	68	25

Total interest-earning assets	$512	$1,110	$1,622

Interest-bearing liabilities:
Interest-bearing checking or NOW	$(2)	$(3)	$(5)
Savings accounts	(13)	(50)	(63)
Certificates of deposit	257	786	1,043
Money market accounts	(328)	271	(57)

Total interest-bearing deposits	(86)	1,004	918
Federal Home Loan Bank advances, other borrowings and repurchase agreements	357	109	466

Total interest-bearing liabilities	$271	$1,113	$1,384

Change in net interest income	$241	$(3)	$238

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of September 30, 2024, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2024, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form
10-K
are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2024, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2024and 2023, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 12, 2024	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
President and Chief Executive Officer

Date: November 12, 2024	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)