Form 10-Q
period 2024-12-31
IF Bancorp, Inc.
filed 2025-02-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2024
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
of the Exchange Act). YES ☐ NO ☒
The Registrant had 3,351,526 shares of common stock, par value $0.01 per share, issued and outstanding as of February 3, 2025.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	December 31, 2024	June 30, 2024
	(Unaudited)
Assets
Cash and due from banks	$5,683	$9,276
Interest-bearing demand deposits	223	295

Cash and cash equivalents	5,906	9,571

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	182,890	190,475
Loans, net of allowance for credit losses of $7,346 and $7,499 at December 31, 2024 and June 30, 2024, respectively	647,664	639,297
Premises and equipment, net of accumulated depreciation of $9,506 and $9,196 at December 31, 2024 and June 30, 2024, respectively	10,413	10,580
Federal Home Loan Bank stock, at cost	5,670	4,499
Accrued interest receivable	3,979	3,457
Bank-owned life insurance	15,119	14,892
Mortgage servicing rights	1,478	1,491
Deferred income taxes	10,240	10,483
Other	1,540	2,750

Total assets	$885,149	$887,745

Liabilities and Equity
Liabilities
Deposits
Demand	$37,812	$103,314
Savings, NOW and money market	319,559	304,230
Certificates of deposit	294,968	290,633
Brokered certificates of deposit	29,787	29,000

Total deposits	682,126	727,177

Repurchase agreements	18,439	17,772
Federal Home Loan Bank advances	98,999	32,999
Other borrowings	—	25,250
Advances from borrowers for taxes and insurance	785	968
Accrued post-retirement benefit obligation	2,259	2,256
Accrued interest payable	2,201	3,009
Allowance for credit losses on off-balance sheet credit exposures	64	98
Other	4,337	4,300

Total liabilities	809,210	813,829

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,351,526 and 3,353,026 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	33	33
Additional paid-in capital	52,101	51,913
Unearned ESOP shares, at cost, 125,093 and 134,715 shares at December 31, 2024 and June 30, 2024, respectively	(1,251)	(1,347)
Retained earnings	45,085	43,876
Accumulated other comprehensive loss, net of tax	(20,029)	(20,559)

Total stockholders’ equity	75,939	73,916

Total liabilities and stockholders’ equity	$885,149	$887,745

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$9,564	$8,702	$19,039	$16,435
Securities:
Taxable	1,266	1,365	2,519	2,760
Tax-exempt	23	25	46	51
Federal Home Loan Bank dividends	101	78	214	146
Deposits with other financial institutions	56	59	105	128

Total interest and dividend income	11,010	10,229	21,923	19,520

Interest Expense
Deposits	4,694	4,336	9,447	8,171
Federal Home Loan Bank advances and repurchase agreements	1,089	1,355	2,122	2,228
Line of credit and other borrowings	210	150	516	150

Total interest expense	5,993	5,841	12,085	10,549

Net Interest Income	5,017	4,388	9,838	8,971
Provision (Credit) for Credit Losses	(450)	364	(68)	586

Net Interest Income After Provision (Credit) for Credit Losses	5,467	4,024	9,906	8,385

Noninterest Income
Customer service fees	121	108	246	209
Other service charges and fees	68	63	129	133
Insurance commissions	214	203	398	374
Brokerage commissions	183	157	361	319
Net realized gains (losses) on sales of available-for-sale securities	—	—	(71)	—
Mortgage banking income (loss), net	198	(48)	156	92
Gain on sale of loans	72	38	169	110
Bank-owned life insurance income, net	114	105	229	206
Other	287	289	1,048	600

Total noninterest income	1,257	915	2,665	2,043

Noninterest Expense
Compensation and benefits	3,184	2,832	6,252	5,848
Office occupancy	256	288	535	577
Equipment	568	593	1,147	1,139
Federal deposit insurance	124	162	256	300
Stationary, printing and office	29	20	51	30
Advertising	86	105	187	182
Professional services	163	137	299	229
Supervisory examinations	32	27	57	54
Audit and accounting services	22	23	114	106
Organizational dues and subscriptions	5	6	27	29
Insurance bond premiums	68	54	132	113
Telephone and postage	49	32	95	73
Loss on foreclosed assets, net	—	2	—	2
Other	456	426	886	873

Total noninterest expense	5,042	4,707	10,038	9,555

Income Before Income Tax	1,682	232	2,533	873
Provision for Income Tax	463	47	681	222

Net Income	$1,219	$185	$1,852	$651

Earnings Per Share:
Basic	$0.38	$0.06	$0.57	$0.20
Diluted	$0.38	$0.06	$0.57	$0.20
Dividends declared per common share	$0.00	$0.00	$0.20	$0.20
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2024	2023
Net Income	$1,219	$185
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $(1,683) and $2,706, for 2024 and 2023, respectively	(4,221)	6,787
Change in postretirement health plan gains and losses, net of taxes of $(1) and $0 for 2024 and 2023, respectively	(1)	1

Other comprehensive income (loss), net of tax	(4,222)	6,788

Comprehensive Income (Loss)	$(3,003)	$6,973

	Six Months Ended December 31,
	2024	2023
Net Income	$1,852	$651
Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $192 and $664, for 2024 and 2023, respectively	482	1,667
Less: reclassification adjustment for realized losses included in net income, net of taxes of $(20) and $0, for 2024 and 2023, respectively	(51)	—

	533	1,667
Change in postretirement health plan gains and losses, net of taxes of $(1) and $1 for 2024 and 2023, respectively	(3)	2

Other comprehensive income, net of tax	530	1,669

Comprehensive Income	$2,382	$2,320

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the three months ended December 31, 2024
Balance, October 1, 2024	$33	$51,999	$(1,299)	$43,839	$(15,807)	$78,765
Net income	—	—	—	1,219	—	1,219
Other comprehensive loss	—	—	—	—	(4,222)	(4,222)
Dividends paid on unearned ESOP	—	—	—	27	—	27
Stock equity plan	—	46	—	—	—	46
ESOP shares earned, 4,811 shares	—	56	48	—	—	104

Balance, December 31, 2024	$33	$52,101	$(1,251)	$45,085	$(20,029)	$75,939

For the three months ended December 31, 2023
Balance, October 1, 2023	$33	$51,657	$(1,491)	$43,159	$(26.767)	$66,591
Net income	—	—	—	185	—	185
Other comprehensive income	—	—	—	—	6,788	6,788
Dividends paid on unearned ESOP	—	—	—	33	—	33
Stock equity plan	—	73	—	—	—	73
ESOP shares earned, 4,811 shares	—	23	48	—	—	71

Balance, December 31, 2023	$33	$51,753	$(1,443)	$43,377	$(19,979)	$73,741

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the six months ended December 31, 2024
Balance, June 30, 2024	$33	$51,913	$(1,347)	$43,876	$(20,559)	$73,916
Net income	—	—	—	1,852	—	1,852
Other comprehensive income	—	—	—	—	530	530
Dividends on common stock, $0.20 per share	—	—	—	(643)	—	(643)
Stock equity plan	—	95	—	—	—	95
ESOP shares earned, 9,622 shares	—	93	96	—	—	189

Balance, December 31, 2024	$33	$52,101	$(1,251)	$45,085	$(20,029)	$75,939

For the six months ended December 31, 2023
Balance, June 30, 2023	$33	$51,543	$(1,540)	$43,365	$(21,648)	$71,753
Net income	—	—	—	651	—	651
Other comprehensive income	—	—	—	—	1,669	1,669
Dividends on common stock, $0.20 per share	—	—	—	(639)	—	(639)
Stock equity plan	—	163	—	—	—	163
ESOP shares earned, 9,622 shares	—	47	97	—	—	144

Balance, December 31, 2023	$33	$51,753	$(1,443)	$43,377	$(19,979)	$73,741

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended December 31,
	2024	2023
Operating Activities
Net income	$1,852	$651
Items not requiring (providing) cash
Depreciation	310	345
Provision (credit) for credit losses	(68)	586
Amortization (accretion) of premiums and discounts on securities	(74)	(116)
Deferred income taxes	32	63
Net realized gains on loan sales	(169)	(110)
Net realized losses on sales of available-for-sale securities	71	—
Loss (gain) on foreclosed assets held for sale	—	2
Bank-owned life insurance income, net	(227)	(206)
Originations of loans held for sale	(4,629)	(5,764)
Proceeds from sales of loans held for sale	4,811	5,257
ESOP compensation expense	189	144
Stock equity plan expense	95	163
Changes in
Accrued interest receivable	(522)	(977)
Other assets	1,210	2,010
Accrued interest payable	(808)	1,183
Post-retirement benefit obligation	(1)	14
Other liabilities	(61)	(2,126)

Net cash provided by operating activities	2,011	1,119

Investing Activities
Net change in interest-bearing time deposits	—	500
Purchases of available-for-sale securities	(6,179)	(1,977)
Proceeds from sales of available-for-sale securities	4,665	—
Proceeds from maturities and pay-downs of available-for-sale securities	9,847	5,793
Net change in loans	(8,236)	(66,152)
Purchase of premises and equipment	(143)	(107)
Proceeds from sale of foreclosed assets	1	25
Purchase of Federal Home Loan Bank stock	(1,339)	(2,292)
Redemption of Federal Home Loan Bank stock	168	—

Net cash used in investing activities	(1,216)	(64,210)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(50,173)	(91,738)
Net increase in certificates of deposit, including brokered certificates	5,122	34,469
Net increase (decrease) in advances from borrowers for taxes and insurance	(183)	2
Proceeds from other borrowings	51,600	229,625
Repayments of other borrowings	(76,850)	(195,250)
Proceeds from Federal Home Loan Bank advances	362,500	414,050
Repayments of Federal Home Loan Bank advances	(296,500)	(335,500)
Net increase in repurchase agreements	667	5,253
Dividends paid	(643)	(639)

Net cash provided by (used in) financing activities	(4,460)	60,272

Net Decrease in Cash and Cash Equivalents	(3,665)	(2,819)
Cash and Cash Equivalents, Beginning of Period	9,571	10,988

Cash and Cash Equivalents, End of Period	$5,906	$8,169

Supplemental Cash Flows Information
Interest paid	$12,893	$9,366
Income taxes paid	$333	$108
Foreclosed assets in the settlement of loans	$1	$3
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2024 and June 30, 2024, and the results of its operations for the three month and six month periods ended December 31, 2024 and 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2024. The results of operations for the three month and six-month
periods ended December 31, 2024 are not necessarily indicative of the results that may be expected for the entire year.
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
In November 2023, the FASB issued ASU
2023-07,
Segment Reporting (Topic 280)
:
Improvements to Reportable Segment Disclosures
. The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. While the Company only has one reportable segment, the update requires public entities with a single segment to provide all segment disclosures under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented in the financial statements. The Company intends to present the newly required annual disclosures in its Annual Report on Form
10-K
for the fiscal year ending June 30, 2025, and the newly required interim disclosures beginning with its Quarterly Report on Form
10-Q
for the period ending September 30, 2025. The Company does not expect the adoption of the guidance to have a material impact on the Company’s consolidated financial statements or disclosures.
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
A summary of ESOP shares at December 31, 2024 and June 30, 2024 are as follows (dollars in thousands):

	December 31, 2024	June 30, 2024
Allocated shares	182,287	170,696
Shares committed for release	9,622	19,245
Unearned shares	125,093	134,715

Total ESOP shares	317,002	324,656

Fair value of unearned ESOP shares (1)	$2,915	$2,180

(1)	Based on closing price of $23.30 and $16.18 per share on December 31, 2024, and June 30, 2024, respectively.
During the six months ended December 31, 2024, 7,091 ESOP shares were paid to ESOP participants due to separation from service and 563 shares were transferred out as a result of participant diversification. During the six months ended December 31, 2023, 6,086 ESOP shares were paid to ESOP participants due to separation from service and 2,405 shares were transferred out as a result of participant diversification.
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
On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. These shares of restricted stock vested in equal installments over 10 years and the stock options vested in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014, and were fully vested in December 2023. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock vested in equal installments over 8 years, starting in December 2016, and were fully vested in December 2023. On September 9, 2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. No shares have been granted from the 2022 Equity Incentive Plan as of December 31, 2024, so there are 211,888 shares of restricted stock and 52,970 stock option shares available for future grants under this plan.
No stock options were outstanding at December 31, 2024, June 30, 2024 or December 31, 2023. No stock options were granted or vested during the three or six months ended December 31, 2024 and 2023.
The following table summarizes
non-vested
restricted stock activity for the six months ended December 31, 2024:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2024	40,800	$19.10
Granted	—	—
Forfeited	1,500	19.10
Earned and issued	10,200	19.10

Balance, December 31, 2024	29,100	$19.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $95,000 and $27,000, respectively, for the six months ended December 31, 2024, and was $163,000 and $46,000, respectively, for the six months ended December 31, 2023. Unrecognized compensation expense for non-vested
restricted stock awards was $494,000 at December 31, 2024, and is expected to be recognized over 2.7 years with a corresponding credit to paid-in
capital.

Note 4: Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2024 and 2023. The factors used in the earnings per common share computation follow:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
Net income	$1,219	$185	$1,852	$651

Basic weighted average shares outstanding	3,353,010	3,354,626	3,353,018	3,354,626
Less: Average unallocated ESOP shares	(127,498)	(146,743)	(129,904)	(149,149)

Basic average shares outstanding	3,225,512	3,207,883	3,223,114	3,205,477

Diluted effect of restricted stock awards and stock options	—	—	—	—

Diluted average shares outstanding	3,225,512	3,207,883	3,223,114	3,205,477

Basic earnings per common share	$0.38	$0.06	$0.57	$0.20

Diluted earnings per common share	$0.38	$0.06	$0.57	$0.20

Note 5: Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2024:
U.S. Government and federal agency	$3,982	$—	$(245)	$3,737
Mortgage-backed:
GSE residential	188,708	—	(25,873)	162,835
Small Business Administration	15,720	—	(2,183)	13,537
State and political subdivisions	2,783	—	(2)	2,781

	$211,193	$—	$(28,303)	$182,890

June 30, 2024:
U.S. Treasury	$497	$—	$(53)	$444
U.S. Government and federal agency	6,979	—	(370)	6,609
Mortgage-backed:
GSE residential	192,556	41	(26,361)	166,236
Small Business Administration	16,387	—	(2,301)	14,086
State and political subdivisions	3,104	—	(4)	3,100

	$219,523	$41	$(29,089)	$190,475

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
At adoption of ASU
2016-13,
no impairment on AFS securities was attributable to credit. The Company will evaluate impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at December 31, 2024, and June 30, 2024.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company did not hold securities of any one issuer at December 31, 2024 with a book value that exceeded 10% of the Company’s total equity except for Mortgage-backed GSE residential securities and Small Business Administration securities with a book value of approximately $188,708,000 and $15,720,000, respectively, and a market value of approximately $162,835,000 and $13,537,000, respectively, at December 31, 2024.
All mortgage-backed securities at December 31, 2024 and June 30, 2024 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$3,034	$3,025
One to five years	3,910	3,613
Five to ten years	6,259	5,766
After ten years	9,282	7,651

	22,485	20,055
Mortgage-backed securities	188,708	162,835

Totals	$211,193	$182,890

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $71,977,000 and $118,577,000 as of December 31, 2024 and June 30, 2024, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $18.4 million at December 31, 2024 and $17.8 million at June 30, 2024. At December 31, 2024, all $18.4 million of our repurchase agreements had an overnight maturity, and all were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Gross gains of $30,000 and $0 and gross losses of $101,000 and $0 resulting from sales of available-for-sale
securities were realized for the six months ended December 31, 2024, and 2023, respectively. Tax credit applicable to these net realized losses was $20,000 and $0, respectively.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2024 and June 30, 2024, was $181,142,000 and $185,652,000, respectively, which is approximately 99% and 97% of the Company’s available-for-sale
investment portfolio. These declines in fair value at December 31, 2024 and June 30, 2024, resulted from increases in market interest rates and are considered temporary.
The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and June 30, 2024:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024:
U.S. Government and federal agency	$—	$—	$3,737	$(245)	$3,737	$(245)
Mortgage-backed:
GSE residential	8,559	(251)	154,276	(25,622)	162,835	(25,873)
Small Business Administration	1,230	(42)	12,307	(2,141)	13,537	(2,183)
State and political subdivisions	1,033	(2)	—	—	1,033	(2)

Total	$10,822	$(295)	$170,320	$(28,008)	$181,142	$(28,303)

June 30, 2024:
U.S. Treasury	$—	$—	$444	$(53)	$444	$(53)
U.S. Government and federal agency	—	—	6,609	(370)	6,609	(370)
Mortgage-backed:
GSE residential	945	(1)	162,525	(26,360)	163,470	(26,361)
Small Business Administration	—	—	14,086	(2,301)	14,086	(2,301)
State and political subdivisions	1,043	(4)	—	—	1,043	(4)

Total	$1,988	$(5)	$183,664	$(29,084)	$185,652	$(29,089)

As of December 31, 2024, the Company’s
available-for-sale
securities portfolio consisted of 174 securities, of which 172 were in an unrealized loss position.
The unrealized losses on the Company’s investment in U.S. Treasury, U.S. Government and federal agency, Mortgage-backed Government sponsored enterprises, Small Business Administration, and state and political subdivisions securities at December 31, 2024 and June 30, 2024, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to be impaired at December 31, 2024 and June 30, 2024.
Note 6: Loans and Allowance for Credit Losses
Classes of loans include:

	December 31, 2024	June 30, 2024
Real estate loans:
One- to four-family, including home equity loans	$177,733	$177,263
Multi-family	129,371	126,031
Commercial	205,348	200,017
Home equity lines of credit	9,887	9,859
Construction	31,326	33,708
Commercial	94,042	91,784
Consumer	6,926	7,727

Total loans	654,633	646,389
Less:
Unearned fees and discounts, net	(377)	(407)
Allowance for credit losses	7,346	7,499

Loans, net	$647,664	$639,297

The Company had no loans held for sale as of December 31, 2024 and June 30, 2024.
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

The Company offers USDA (USDA Rural Development), FHA and VA loans that were originated through a nationwide wholesale lender.
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
Loan Concentration
The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $349,832,000 and $346,499,000 as of December 31, 2024 and June 30, 2024, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $225,000 and $253,000 at December 31, 2024 and June 30, 2024, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, but still primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $55,944,000 and $51,798,000 at December 31, 2024 and June 30, 2024, respectively, of which $38,755,000 and $34,929,000, at December 31, 2024 and June 30, 2024 were outside our primary market area.
Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses for the three-month and six-month
periods ended December 31, 2024 and 2023 and the year ended June 30, 2024:

	Three Months Ended December 31, 2024 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,628	$1,762	$2,362	$147
Provision (credit) charged to expense	(49)	(281)	16	(13)
Losses charged off	—	—	—	—
Recoveries	—	200	—	—

Balance, end of period	$1,579	$1,681	$2,378	$134

Loans:
Ending balance	$177,733	$129,371	$205,348	$9,887

	Three Months Ended December 31, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$278	$1,236	$59	$7,472
Provision (credit) charged to expense	20	(127)	23	(411)
Losses charged off	—	—	(33)	(33)
Recoveries	—	107	11	318

Balance, end of period	$298	$1,216	$60	$7,346

Loans:
Ending balance	$31,326	$94,042	$6,926	$654,633

	Six Months Ended December 31, 2024 Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,774	$1,764	$2,358	$148
Provision (credit) charged to expense	(196)	67	20	(14)
Losses charged off	—	(350)	—	—
Recoveries	1	200	—	—

Balance, end of period	$1,579	$1,681	$2,378	$134

Loans:
Ending balance	$177,733	$129,371	$205,348	$9,887

	Six Months Ended December 31, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$337	$1,053	$65	$7,499
Provision (credit) charged to expense	(39)	104	24	(34)
Losses charged off	—	(50)	(42)	(442)
Recoveries	—	109	13	323

Balance, end of period	$298	$1,216	$60	$7,346

Loans:
Ending balance	$31,326	$94,042	$6,926	$654,633

	Year Ended June 30, 2024 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of year	$1,898	$1,121	$2,369	$121
Provision (credit) charged to expense	(127)	643	(11)	27
Losses charged off	—	—	—	—
Recoveries	3	—	—	—

Balance, end of year	$1,774	$1,764	$2,358	$148

Loans:
Ending balance	$177,263	$126,031	$200,017	$9,859

	Year Ended June 30, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$765	$794	$71	$7,139
Provision (credit) charged to expense	(428)	17	29	150
Losses charged off	—	—	(49)	(49)
Recoveries	—	242	14	259

Balance, end of year	$337	$1,053	$65	$7,499

Loans:
Ending balance	$33,708	$91,784	$7,727	$646,389

	Three Months Ended December 31, 2023 Real Estate Loans
	One- to Four-Family	Multi- Family	Commercial	Home Equity Lines of Credit

Allowance for credit losses:
Balance, beginning of period	$1,906	$1,115	$2,265	$134
Provision (credit) charged to expense	(97)	750	328	13
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,809	$1,865	$2,593	$147

Loans:
Ending balance	$175,817	$128,625	$215,565	$9,494

	Three Months Ended December 31, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$1,165	$788	$77	$7,450
Provision (credit) charged to expense	(626)	66	3	437
Losses charged off	—	—	(18)	(18)
Recoveries	—	61	5	66

Balance, end of period	$539	$915	$67	$7,935

Loans:
Ending balance	$39,906	$83,698	$8,042	$661,147

	Six Months Ended December 31, 2023 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,898	$1,121	$2,369	$121
Provision (credit) charged to expense	(89)	744	224	26
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,809	$1,865	$2,593	$147

Loans:
Ending balance	$175,817	$128,625	$215,565	$9,494

	Six Months Ended December 31, 2023 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$765	$794	$71	$7,139
Provision (credit) charged to expense	(226)	54	14	747
Losses charged off	—	—	(25)	(25)
Recoveries	—	67	7	74

Balance, end of period	$539	$915	$67	$7,935

Loans:
Ending balance	$39,906	$83,698	$8,042	$661,147

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
The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and calendar year of origination as of December 31, 2024 and June 30, 2024 (in thousands):

December 31, 2024
Risk Rating	2024	2023	2022	2021	2020	Prior Years	Total
One- to Four-Family
Pass	$23,928	$38,713	$48,789	$22,362	$14,283	$29,383	$177,458
Watch	—	—	—	61	—	—	61
Substandard	—	—	4	5	—	205	214

Total	$23,928	$38,713	$48,793	$22,428	$14,283	$29,588	$177,733

Current period recoveries	$—	$—	$—	$—	$—	$1	$1
Multi-Family
Pass	$15,031	$10,806	$44,592	$20,107	$22,390	$16,216	$129,142
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	229	229

Total	$15,031	$10,806	$44,592	$20,107	$22,390	$16,445	$129,371

Current period charge-offs	$—	$(350)	$—	$—	$—	$—	$(350)
Current period recoveries	$—	$200	$—	$—	$—	$—	$200
Commercial Real Estate
Pass	$18,646	$27,152	$51,677	$30,030	$29,594	$46,209	$203,308
Watch	—	—	—	846	—	—	846
Substandard	—	—	—	139	803	252	1,194

Total	$18,646	$27,152	$51,677	$31,015	$30,397	$46,461	$205,348

Home Equity Line of Credit
Pass	$2,840	$2,059	$1,524	$1,519	$692	$1,253	$9,887
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,840	$2,059	$1,524	$1,519	$692	$1,253	$9,887

Construction
Pass	$15,875	$12,055	$3,250	$—	$—	$146	$31,326
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$15,875	$12,055	$3,250	$—	$—	$146	$31,326

Commercial Business
Pass	$24,535	$34,407	$7,702	$5,423	$6,752	$7,668	$86,487
Watch	—	3,487	—	293	—	2,400	6,180
Substandard	21	129	45	—	1,126	54	1,375

Total	$24,556	$38,023	$7,747	$5,716	$7,878	$10,122	$94,042

Current period charge-offs	$—	$(50)	$—	$—	$—	$—	$(50)
Current period recoveries	$—	$50	$—	$—	$59	$—	$109
Consumer
Pass	$3,043	$1,860	$1,217	$511	$232	$43	$6,906
Watch	—	—	—	—	—	—	—
Substandard	—	20	—	—	—	—	20

Total	$3,043	$1,880	$1,217	$511	$232	$43	$6,926

Current period charge-offs	$(41)	$—	$(1)	$—	$—	$—	$(42)
Current period recoveries	$13	$—	$—	$—	$—	$—	$13
Total Loans
Pass	$103,898	$127,052	$158,751	$79,952	$73,943	$100,918	$644,514
Watch	—	3,487	—	1,200	—	2,400	7,087
Substandard	21	149	49	144	1,929	740	3,032

Total	$103,919	$130,688	$158,800	$81,296	$75,872	$104,058	$654,633

June 30, 2024
Risk Rating	2024	2023	2022	2021	2020	Prior Years	Total
One- to Four-Family
Pass	$14,790	$39,202	$51,262	$24,362	$15,455	$31,926	$176,997
Watch	—	—	—	72	—	—	72
Substandard	—	14	5	5	—	170	194

Total	$14,790	$39,216	$51,267	$24,439	$15,455	$32,096	$177,263

Current period recoveries	$—	$—	$—	$—	$—	$3	$3
Multi-Family
Pass	$573	$9,004	$51,279	$20,346	$22,728	$21,867	$125,797
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	234	234

Total	$573	$9,004	$51,279	$20,346	$22,728	$22,101	$126,031

Commercial Real Estate
Pass	$4,602	$29,665	$57,530	$27,622	$30,489	$48,886	$198,794
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	150	821	252	1,223

Total	$4,602	$29,665	$57,530	$27,772	$31,310	$49,138	$200,017

Home Equity Line of Credit
Pass	$1,629	$2,361	$1,874	$1,806	$795	$1,394	$9,859
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,629	$2,361	$1,874	$1,806	$795	$1,394	$9,859

Construction
Pass	$9,123	$21,043	$3,250	$—	$—	$292	$33,708
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$9,123	$21,043	$3,250	$—	$—	$292	$33,708

Commercial Business
Pass	$10,357	$38,853	$10,158	$9,898	$8,201	$12,803	$90,270
Watch	—	—	—	—	—	—	—
Substandard	—	133	47	190	1,088	56	1,514

Total	$10,357	$38,986	$10,205	$10,088	$9,289	$12,859	$91,784

Current period recoveries	$—	$—	$—	$—	$242	$—	$242
Consumer
Pass	$1,956	$2,635	$1,830	$843	$394	$69	$7,727
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,956	$2,635	$1,830	$843	$394	$69	$7,727

Current period charge-offs	$(48)	$—	$—	$(1)	$—	$—	$(49)
Current period recoveries	$14	$—	$—	$—	$—	$—	$14
Total Loans
Pass	$43,030	$142,763	$177,183	$84,877	$78,062	$117,237	$643,152
Watch	—	—	—	72	—	—	72
Substandard	—	147	52	345	1,909	712	3,165

Total	$43,030	$142,910	$177,235	$85,294	$79,971	$117,949	$646,389

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
December 31, 2024:
Real estate loans:
One- to four-family	$1,347	$242	$37	$1,626	$176,107	$177,733	$—
Multi-family	25	118	—	143	129,228	129,371	—
Commercial	676	—	—	676	204,672	205,348	—
Home equity lines of credit	—	—	—	—	9,887	9,887	—
Construction	—	—	—	—	31,326	31,326	—
Commercial	—	49	52	101	93,941	94,042	52
Consumer	34	20	—	54	6,872	6,926	—

Total	$2,082	$429	$89	$2,600	$652,033	$654,633	$52

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2024:
Real estate loans:
One- to four-family	$1,009	$192	$—	$1,201	$176,062	$177,263	$—
Multi-family	141	—	—	141	125,890	126,031	—
Commercial	—	—	150	150	199,867	200,017	—
Home equity lines of credit	17	25	—	42	9,817	9,859	—
Construction	237	—	—	237	33,471	33,708	—
Commercial	21	20	—	41	91,743	91,784	—
Consumer	27	1	23	51	7,676	7,727	—

Total	$1,452	$238	$173	$1,863	$644,526	$646,389	$—

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some loans are selected to be evaluated individually. At December 31, 2024 and June 30, 2024, no non-performing
loans were individually evaluated and no specific reserve was established.
The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded at December 31, 2024 and June 30, 2024:

	December 31, 2024		June 30, 2024
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Mortgages on real estate:
One- to four-family	$—	$37	$—	$—
Multi-family	—	—	—	—
Commercial	—	139	—	150
Home equity lines of credit	—	—	—	—
Construction loans	—	—	—	—
Commercial business loans	—	—	—	—
Consumer loans	—	20	—	—

Total	$—	$196	$—	$150

Loan Modifications with Borrowers Experiencing Financial Difficulty
The Company had no loans for borrowers with financial difficulty in the six months ended December 31, 2024, and two in the year ended June 30, 2024.
The following tables show the amortized cost of loans at December 31, 2024 and at June 30, 2024 that were modified and experiencing financial difficulty, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.

December 31, 2024	Payment Delay	Total Class of Financing Receivable
Real estate loans
One- to four-family	$—	—
Multi-family	—	—
Commercial	252	0.12%
Home equity lines of credit	—	—
Construction	—	—
Commercial business	129	—
Consumer	—	0.14%

Total	$381	0.06%

June 30, 2024	Payment Delay	Total Class of Financing Receivable
Real estate loans
One- to four-family	$—	—
Multi-family	—	—
Commercial	252	0.13%
Home equity lines of credit	—	—
Construction	—	—
Commercial business	133	0.15%
Consumer	—	—

Total	$385	0.06%

Loan Modifications with Defaults
The Company had no loan modifications for borrowers experiencing financial difficulty in default or in foreclosure as of December 31, 2024 or as of June 30, 2024. The Company defines a default as any loan that becomes 90 days or more past due.
Management considers the level of defaults within the various portfolios, as well as the current adverse economic environment and negative outlook in the real estate and collateral markets when evaluating qualitative adjustments used to determine the adequacy of the allowance for credit losses. The Company believe the qualitative adjustments more accurately reflect collateral values considering the sales and economic conditions that the Company has recently observed.
The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of December 31, 2024 and June 30, 2024, the Company had no foreclosed residential real estate properties as a result of obtaining physical possession. As of December 31, 2024 and June 30, 2024, the Company had no residential mortgage loans or home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in process.
Note 7: Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $5,670,000 and $4,499,000 of Federal Home Loan Bank stock as of December 31, 2024 and June 30, 2024. The increase in FHLB stock was due to an increased stock requirement as a result of an increase in FHLB advances. The FHLB provides liquidity and funding through advances.
Note 8: Other Borrowings
The Federal Home Loan Bank advances totaled $98,999,000 and $32,999,000 as of December 31, 2024 and June 30, 2024, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate and HELOC loans totaling $417,652,000 at December 31, 2024 and $408,196,000 at June 30, 2024, and are subject to restrictions or penalties in the event of prepayment. Interest rates on advances were from 0 to 5.29 percent with maturities from 2024 to 2030 at December 31, 2024, while interest rates on advances were from 0.00 to 5.29 percent with maturities from 2024 to 2030 at June 30, 2024. At December 31, 2024, the Company’s advances included 7 advances at a rate of 0% totaling $1,499,000 as part of the Federal Home Loan Bank Community Small Business Advance program.
Other borrowings include borrowings from the Federal Reserve Bank Term Funding Program (BTFP). At December 31, 2024, the Company had no borrowings from the Federal Reserve BTFP, while at June 30, 2024, the Company had total borrowings from the Federal Reserve BTFP of $25,250,000 at a rate of 4.76% with a maturity of January 16, 2025. The collateral par value of securities pledged to the Federal Reserve BTFP was $0 and $25,272,000 as of December 31, 2024 and June 30, 2024, respectively.
Note 9: Accumulated Other Comprehensive Loss
The following tables present changes in accumulated other comprehensive loss, by component, net of tax, for the six months ended December 31, 2024 and 2023:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
December 31, 2024:
Beginning balance	$(20,768)	$209	$(20,559)
Other comprehensive income before reclassification	482	—	482
Amounts reclassified from accumulated other comprehensive loss	51	—	51
Net current period other comprehensive loss	—	(3)	(3)

Ending balance	$(20,235)	$206	$(20,029)

December 31, 2023:
Beginning balance	$(21,715)	$67	$(21,648)
Other comprehensive loss before reclassification	1,667	—	1,667
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	2	2

Ending balance	$(20,048)	$69	$(19,979)

Note 10: Changes in Accumulated Other Comprehensive Loss (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the three- and six-month
periods ended December 31, 2024 and 2023, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended December 31,		Six Months Ended December 31,		Affected Line Item in the Condensed Consolidated Statements of Income
	2024	2023	2024	2023
Realized gains (losses) on available-for-sale securities	$—	$—	$(71)	$—	Net realized gains (losses) on sale of available-for-sale securities
Amortization of defined benefit pension items: Actuarial losses	(2)	1	(4)	3	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	(2)	1	(75)	3
Tax expense (credit)	(1)	—	(21)	1	Provision for Income Tax

Total reclassification out of AOCI	$(1)	$1	$(54)	$2	Net Income

Note 11: Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Computed at the statutory rate	$353	$49	$532	$183
Decrease resulting from
Tax exempt interest	(7)	(9)	(15)	(17)
Cash surrender value of life insurance	(24)	(22)	(48)	(43)
State income taxes	125	15	182	61
Other	16	14	30	38

Actual expense	$463	$47	$681	$222

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
As of December 31, 2024, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.
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

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and June 30, 2024:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$3,737	$—	$3,737	$—
Mortgage-backed: GSE residential	162,835	—	162,835	—
Small Business Administration	13,537	—	13,537	—
State and political subdivisions	2,781	—	1,033	1,748
Mortgage servicing rights	1,478	—	—	1,478

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:
Available-for-sale securities:
U.S. Treasury	$444	$—	$444	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	6,609	—	6,609	—
Mortgage-backed: GSE residential	166,236	—	166,236	—
Small Business Administration	14,086	—	14,086	—
State and political subdivisions	3,100	—	1,043	2,057
Mortgage servicing rights	1,491	—	—	1,491
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Treasury, U.S. Government and federal agency, mortgage-backed securities (GSE - residential), Small Business Administration and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
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
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Six months ended December 31, 2024
	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,057	$1,491	$3,548
Transfers into Level 3	—	99	99
Transfers out of Level 3	—	(77)	(77)
Total realized and unrealized gains and losses included in net income	—	(35)	(35)
Purchases	—	—	—
Sales	—	—	—
Settlements	(309)	—	(309)

Ending balance	$1,748	$1,478	$3,226

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$(35)	$(35)

	Year ended June 30, 2024
	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,361	$1,482	$3,843
Transfers into Level 3	—	151	151
Transfers out of Level 3	—	(143)	(143)
Total realized and unrealized gains and losses included in net income	—	1	1
Purchases	—	—	—
Sales	—	—	—
Settlements	(304)	—	(304)

Ending balance	$2,057	$1,491	$3,548

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$1	$1

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2024 and June 30, 2024.

	Fair Value at December 31, 2024	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,478	Discounted cash flow	Discount rate	10.0% (10.0%)
			Constant prepayment rate	6.2% - 8.5% (8.1%)
			Probability of default	0.08% - 0.12% (0.11%)
State and political subdivision	1,748	Discounted cash flow	Maturity/Call Date	1 month - 7 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)

	Fair Value at June 30, 2024	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,491	Discounted cash flow	Discount rate	10.0% (10.0%)
			Constant prepayment rate	6.2% - 8.0% (7.7%)
			Probability of default	0.08% - 0.12% (0.11%)
State and political subdivision	2,057	Discounted cash flow	Maturity/Call Date	1 month – 7 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and June 30, 2024.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:
Financial assets
Cash and cash equivalents	$5,906	$5,906	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for credit losses	647,664	—	—	614,202
Federal Home Loan Bank stock	5,670	—	5,670	—
Accrued interest receivable	3,979	—	3,979	—
Financial liabilities
Deposits	682,126	—	357,371	324,401
Repurchase agreements	18,439	—	18,439	—
Federal Home Loan Bank advances	98,999	—	97,511	—
Other borrowings	—	—	—
Advances from borrowers for taxes and insurance	785	—	785	—
Accrued interest payable	2,201	—	2,201	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:
Financial assets
Cash and cash equivalents	$9,571	$9,571	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for credit losses	639,297	—	—	607,076
Federal Home Loan Bank stock	4,499	—	4,499	—
Accrued interest receivable	3,457	—	3,457	—
Financial liabilities
Deposits	727,177	—	407,544	318,612
Repurchase agreements	17,772	—	17,772	—
Federal Home Loan Bank advances	32,999	—	32,560	—
Other borrowings	25,250	—	25,199	—
Advances from borrowers for taxes and insurance	968	—	968	—
Accrued interest payable	3,009	—	3,009	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
The methods utilized to measure the fair value of financial instruments at December 31, 2024, represent an approximation of exit price; however, an actual exit price may differ.

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
instruments.
Off-Balance
Sheet Credit Exposures
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. During the six months ended December 31, 2024, the Company recorded a credit for credit losses on off-balance
sheet credit exposures of $34,000, compared to a credit for credit losses of $161,000 for the six months ended December 31, 2023. During the three months ended December 31, 2024, the Company recorded a credit for credit losses on off-balance
sheet credit exposures of $39,000, compared to a credit for credit losses of $73,000 for the three months ended December 31, 2023. Our ACL on off-balance
sheet credit exposures was $64,000 and $98,000, at December 31, 2024 and June 30, 2024, respectively. This reduction was primarily due to a decrease in loans with unfunded balances without the Bank’s ability to cancel on demand.

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

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation. As of December 31, 2024, the Company has repurchased a total of 1,674,479 shares of common stock under stock repurchase plans.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 1.99% and 1.88% for the six months ended December 31, 2024 and 2023, respectively. Net interest income increased to $9.8 million, or $19.6 million on an annualized basis, for the six months ended December 31, 2024 from $9.0 million, or $18.0 million on an annualized basis, for the six months ended December 31, 2023.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $248,000, or 0.1% of total loans, at December 31, 2024, and $173,000, or 0.1% of total loans, at June 30, 2024. Our non-performing assets totaled $248,000, or 0.1% of total assets, at December 31, 2024, and $173,000, or 0.1% of total assets, at June 30, 2024.

At December 31, 2024, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2024 was $1.9 million, compared to a net income of $651,000 for the six months ended December 31, 2023.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for the fiscal year ended June 30, 2024.

Comparison of Financial Condition at December 31, 2024 and June 30, 2024

Total assets decreased $2.6 million, or 0.3%, to $885.1 million at December 31, 2024 from $887.7 million at June 30, 2024. The decrease was primarily due to a $7.6 million decrease in investment securities and a $3.7 million decrease in cash and cash equivalents, partially offset by a $8.4 million increase in net loans receivable.

Net loans receivable increased by $8.4 million, or 1.3%, to $647.7 million at December 31, 2024 from $639.3 million at June 30, 2024. The increase in net loans receivable during this period was due primarily to a $5.3 million, or 2.7%, increase in commercial real estate loans, a $3.3 million, or 2.7%, increase in multi-family loans, a $2.3 million, or 2.5%, increase in commercial business loans, a $470,000, or 0.3%, increase in one- to four-family loans, and a $28,000, or 0.3%, increase in home equity lines of credit, partially offset by an $2.4 million, or 7.1%, decrease in construction loans and a $801,000, or 10.4%, decrease in consumer loans.

Investment securities, consisting entirely of securities available for sale, decreased $7.6 million, or 4.0%, to $182.9 million at December 31, 2024 from $190.5 million at June 30, 2024. We had no securities classified as held to maturity at December 31, 2024 or June 30, 2024.

Between June 30, 2024 and December 31, 2024, accrued interest receivable increased $522,000 to $4.0 million, Federal Home Loan Bank (FHLB) stock increased $1.2 million to $5.7 million, while premises and equipment decreased $167,000 to $10.4 million, deferred income taxes decreased $243,000 to $10.2 million, and other assets decreased $1.2 million to $1.5 million. The increase in accrued interest receivable was primarily the result of increases in both the average balances and yields of loans, while the increase in FHLB stock was due to an increased stock requirement due to an increase in FHLB advances. The decrease in premises and equipment was the result of ordinary depreciation, while the decrease in deferred income taxes was mostly due to a decrease in unrealized losses on the sale of available-for-sale securities and the decrease in other assets was primarily due to the receipt of a large accounts receivable item in the six months ended December 31, 2024.

At December 31, 2024, our investment in bank-owned life insurance was $15.1 million, an increase of $227,000 from $14.9 million at June 30, 2024. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses, which resulted in a limit of $24.1 million at December 31, 2024.

Deposits decreased $45.1 million, or 6.2%, to $682.1 million at December 31, 2024 from $727.2 million at June 30, 2024. Certificates of deposit, excluding brokered certificates of deposit, increased $4.3 million, or 1.5%, to $295.0 million, while brokered certificates of deposit increased $787,000, or 2.7%, to $29.8 million. Noninterest bearing demand accounts decreased $65.5 million, or 63.4%, to $37.8 million, while savings, NOW, and money market accounts increased $15.3 million, or 5.0%, to $319.6 million. The large decrease in noninterest bearing demand accounts was due primarily to approximately $62.7 million in deposits from a public entity that collects real estate taxes that were withdrawn during the six months ended December 31, 2024, when tax monies were distributed. Repurchase agreements increased $667,000, or 3.8%, to $18.4 million at December 31, 2024, from $17.8 million at June 30, 2024. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago which increased $66.0 million to $99.0 million at December 31, 2024 from $33.0 million at June 30, 2024. Other borrowings decreased $25.3 million, as the Company paid off the remaining $25.3 million borrowed from the Federal Reserve Bank Term Funding Program (BTFP) in the 6 months ended December 31, 2024.

Accrued interest payable decreased $808,000, or 26.9%, to $2.2 million at December 31, 2024, from $3.0 million at June 30, 2024, while the allowance for credit losses on off-balance sheet credit exposures decreased $34,000 to $64,000 at December 31, 2024 from $98,000 at June 30, 2024. The decrease in accrued interest payable was mostly due to a discontinued CD special with a 7-month term and accrued interest payable of $678,000 at June 30, 2024, while the decrease in the allowance for credit losses on off-balance sheet credit exposures was due to decreases in loans with unfunded balances without the Bank’s ability to cancel on demand.

Total equity increased $2.0 million, or 2.7%, to $75.9 million at December 31, 2024 from $73.9 million at June 30, 2024. Equity increased primarily due to a net income of $1.9 million, an increase of $530,000 in accumulated other comprehensive income (loss), net of tax, and ESOP and stock equity plan activity of $284,000, partially offset by approximately $643,000 in dividends to our stockholders. The increase in accumulated other comprehensive income (loss) was primarily due to a decrease in unrealized depreciation on available-for-sale securities, net of tax.

Comparison of Operating Results for the Six Months Ended December 31, 2024 and 2023

General. Net income increased $1.2 million to $1.9 million for the six months ended December 31, 2024, from $651,000 for the six months ended December 31, 2023. The increase in net income was due to an increase in net interest income, a decrease in provisions for credit losses, and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased $867,000, or 9.7%, to $9.8 million for the six months ended December 31, 2024, from $9.0 million for the six months ended December 31, 2023. This was a result of an increase of $2.4 million in interest and dividend income, partially offset by an increase of $1.5 million in interest expense. Our interest rate spread increased by 11 basis points to 1.99% for the six months ended December 31, 2024, compared to 1.88% for the six months ended December 31, 2023, and our net interest margin increased by 16 basis points to 2.32% for the six months ended December 31, 2024 compared to 2.16% for the six months ended December 31, 2023. A $18.6 million, or 2.2%, increase in average balance of interest earning assets was partially offset by a $15.7 million, or 2.1% increase in the average balance of interest-bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $2.4 million, or 12.3%, to $21.9 million for the six months ended December 31, 2024, from $19.5 million for the six months ended December 31, 2023. The increase in interest and dividend income was due to a $2.6 million increase in interest income on loans, and a $45,000 increase in other interest income, partially offset by a $246,000 decrease in interest income on securities. The increase in interest income on loans resulted from a 59 basis point, or 11.2%, increase in the average yield on loans to 5.85% for the six months ended December 31, 2024 from 5.26% for the six months ended December 31, 2023, and by a $26.0 million, or 4.2%, increase in the average balance of loans to $650.7 million for the six months ended December 31, 2024, from $624.7 million for the six months ended December 31, 2023. The increase in other interest income was a result of a 141 basis point increase in the average yield in other interest earning assets, including Federal Home Loan Bank dividends and deposits with other financial institutions, to 7.15% from 5.74%, partially offset by a $622,000 decrease in the average balance of other interest earning assets. The decrease in interest income on securities was due to a 16 basis point decrease in the average yield on securities to 2.73% for the six months ended December 31, 2024 from 2.89% for the six months ended December 31, 2023, and a $6.8 million, or 3.5%, decrease in the average balance of securities to $188.0 million for the six months ended December 31, 2024, from $194.8 million for the six months ended December 31, 2023.

Interest Expense. Interest expense increased $1.5 million, or 14.6%, to $12.1 million for the six months ended December 31, 2024, from $10.5 million for the six months ended December 31, 2023. The increase was primarily due to an increase of $1.3 million in interest on deposits and a $260,000 increase in interest on borrowings and repurchase agreements.

Interest expense on interest-bearing deposits increased by $1.3 million, or 15.6%, to $9.4 million for the six months ended December 31, 2024, from $8.2 million for the six months ended December 31, 2023. This increase was due to a 38 basis point increase in the average cost of interest bearing deposits to 2.95% for the six months ended December 31, 2024 from 2.57% for the six months ended December 31, 2023, and by an increase of $3.6 million in the average balance of interest-bearing deposits to $640.3 million for the six months ended December 31, 2024 from $636.6 million for the six months ended December 31, 2023.

Interest expense on borrowings, including FHLB advances, borrowings from the Federal Reserve Bank discount window and Bank Term Funding Program, and repurchase agreements, increased $260,000, or 10.9%, to $2.6 million for the six months ended December 31, 2024, from $2.4 million for the six months ended December 31, 2023. This increase was due to an increase in the average balance of borrowings and repurchase agreements to $120.7 million for the six months ended December 31, 2024, from $108.6 million for the six months ended December 31, 2023, partially offset by a 1 bp decrease in the average cost of such borrowings to 4.37% for the six months ended December 31, 2024, from 4.38% for the six months ended December 31, 2023.

Provision (Credit) for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a credit for credit losses on loans for $34,000 and a credit for credit losses on off-balance sheet credit exposures of $34,000 for a total credit for credit losses of $68,000 for the six months ended December 31, 2024, compared to a provision for credit losses on loans of $747,000 and a credit for credit losses on off-balance sheet credit exposures of $161,000 for a total provision for credit losses of $586,000 for the six months ended December 31, 2023. The allowance for credit losses was $7.3 million, or 1.12% of total loans, at December 31, 2024, compared to $7.9 million, or 1.20% of total loans, at December 31, 2023, and $7.5 million, or 1.16% of total loans, at June 30, 2024. During the six months ended December 31, 2024, a net loss of $119,000 was recorded, while during the six months ended December 31, 2023, a net recovery of $49,000 was recorded.

The following table sets forth information regarding the allowance for credit losses and nonperforming assets at the dates indicated:

	At or for the Six Months Ended December 31, 2024	At or for the Year Ended June 30, 2024
Allowance to non-performing loans at the end of the period	2962.10%	4329.57%
Allowance to total loans outstanding at the end of the period	1.12%	1.16%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.04%	(0.03)%
Total non-performing loans to total loans at the end of the period	0.04%	0.03%
Total non-performing assets to total assets at the end of the period	0.02%	0.02%

Noninterest Income. Noninterest income increased $622,000, or 30.4%, to $2.7 million for the six months ended December 31, 2024, from $2.0 million for the six months ended December 31, 2023. The increase was primarily due to an increase in mortgage banking income, net, gain on sale of loans, customer service fees, brokerage commissions and other income, partially offset by a decrease in net realized gains (losses) on sale of available-for-sale securities. For the six months ended December 31, 2024, mortgage banking income, net, increased $64,000 to $156,000, gain on sale of loans increased $59,000 to $169,000, customer service fees increased $37,000 to $246,000, brokerage commissions increased $42,000 to $361,000 and other income increased $448,000 to $1.0 million, while net realized gains (losses) on sale of available-for-sale securities decreased $71,000 to $(71,000), from the six months ended December 31, 2023. The increase in mortgage banking income, net, was a result of an increase in the valuation of mortgage servicing rights and an increase in loan servicing fees in the six months ended December 31, 2024, and the increase in gain on sale of loans was a result of an increase in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the six months ended December 31, 2024. The increase in customer service fees was due to an increase in the number of overdraft and stop payment fees and the increase in brokerage commissions was the result of an increase in mutual fund commissions and management fees, while the increase in other income was due to the receipt of an insurance settlement filed as a result of HELOC check fraud. The decrease in net realized gain (loss) on sale of available-for-sale securities was due to a few securities sold at a net loss in the six months ended December 31, 2024.

Noninterest Expense. Noninterest expense increased $483,000, or 5.1%, to $10.0 million for the six months ended December 31, 2024, from $9.6 million for the six months ended December 31, 2023. The largest components of this increase were compensation and benefits, which increased $404,000, or 6.9%, and professional services, which increased $70,000, or 30.6%. These increases were partially offset by a decrease in federal deposit insurance premium, which decreased $44,000, or 14.7%, and a decrease in office occupancy expense, which decreased $42,000, or 7.3%. Compensation and benefits increased due to normal salary increases, annual incentive plan increases, and increases in medical costs, while professional services increased due to additional legal and consulting services received during the six months ended December 31, 2024. The federal deposit insurance premium decreased due to a decrease in the quarterly assessment multiplier as a result of improvement in the sum of financial ratio contributions to assessment rate, and office occupancy expense decreased primarily as a result of a decrease in real estate taxes.

Income Tax Expense. We recorded a provision for income tax of $681,000 for the six months ended December 31, 2024, compared to a provision for income tax of $222,000 for the six months ended December 31, 2023, reflecting effective tax rates of 26.9% and 25.4%, respectively.

Comparison of Operating Results for the Three Months Ended December 31, 2024, and 2023

General. Net income increased $1.0 million to $1.2 million net income for the three months ended December 31, 2024, from $185,000 net income for the three months ended December 31, 2023. The increase in net income was primarily due to an increase in net interest income, a decrease in provision for credit losses, and an increase in noninterest income, partially offset by a decrease in noninterest expense.

Net Interest Income. Net interest income increased $629,000 to $5.0 million for the three months ended December 31, 2024, from $4.4 million for the three months ended December 31, 2023. The increase was a result of a $781,000 increase in interest and dividend income, partially offset by a $152,000 increase in interest expense. Our interest rate spread increased 29 basis points to 2.07% for the three months ended December 31, 2024, compared to 1.78% for the three months ended December 31, 2023, and our net interest margin increased by 30 basis points to 2.37% for the three months ended December 31, 2024, compared to 2.07% for the three months ended December 31, 2023. A $2.5 million, or 0.3%, decrease in the average balance of interest-bearing liabilities was partially offset by a $788,000, or 0.1% decrease in the average balance of interest earning assets.

Interest and Dividend Income. Interest and dividend income increased $781,000, or 7.6%, to $11.0 million for the three months ended December 31, 2024, from $10.2 million for the three months ended December 31, 2023. The increase in interest and dividend income was primarily due to a $862,000 increase in interest income on loans, partially offset by a $101,000 decrease in interest income on securities. The increase in interest on loans resulted from a 46 basis point, or 8.6%, increase in the average yield on loans to 5.87% from 5.41%, and a $7.7 million, or 1.2%, increase in the average balance of loans to $651.7 million from $644.0 million. The decrease in interest income on securities resulted from a 10 basis point, or 3.4%, decrease in the average yield on securities to 2.77% from 2.87%, and by a $7.8 million, or 4.0%, decrease in the average balance of securities to $186.2 million from $194.0 million.

Interest Expense. Interest expense increased $152,000, or 2.6%, to $6.0 million for the three months ended December 31, 2024, from $5.8 million for the three months ended December 31, 2023. This increase was due to a 9 basis point, or 2.9%, increase in the average cost of interest-bearing liabilities to 3.14% from 3.05%, partially offset by a $2.5 million, or 0.3%, decrease in the average balance of interest-bearing liabilities to $762.5 million from $765.0 million.

Interest expense on interest-bearing deposits increased by $358,000, or 8.3%, to $4.7 million for the three months ended December 31, 2024, from $4.3 million for the three months ended December 31, 2023. This increase was due to an increase in the average cost of interest-bearing deposits to 2.93% for the three months ended December 31, 2024, from 2.73% for the three months ended December 31, 2023, and a $6.7 million, or 1.1%, increase in the average balance of interest-bearing deposits to $641.5 million for the three months ended December 31, 2024, from $634.8 million for the three months ended December 31, 2023.

Interest expense on borrowings decreased $206,000, or 13.7%, to $1.3 million for the three months ended December 31, 2024, from $1.5 million for the three months ended December 31, 2023. This decrease was due to a decrease in the average balance of borrowings to $121.0 million for the three months ended December 31, 2024, from $130.2 million for the three months ended December 31, 2023, and a 32 basis point decrease in the average cost of such borrowings to 4.30% for the three months ended December 31, 2024 from 4.62% for the three months ended December 31, 2023.

Provision (Credit) for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a credit for credit losses on loans for $411,000 and a credit for credit losses on off-balance sheet credit exposures for $39,000 for a total credit for credit losses of $450,000 for the three months ended December 31, 2024, compared to a provision for credit losses on loans of $437,000 and a credit for credit losses on off-balance sheet credit exposures of $73,000 for a total provision for credit losses of $364,000 for the three months ended December 31, 2023. During the three months ended December 31, 2024, net recoveries of $285,000 were recorded, while during the three months ended December 31, 2023, net recoveries of $48,000 were recorded.

Noninterest Income. Noninterest income increased $342,000, or 37.4%, to $1.3 million for the three months ended December 31, 2024, from $915,000 for the three months ended December 31, 2023. The increase was primarily due to an increase in mortgage banking income, net, an increase in gain on sale of loans and an increase in brokerage commissions. For the three months ended December 31, 2024, mortgage banking income, net, increased $246,000 to $198,000, gain on sale of loans increased $34,000 to $72,000, and brokerage commissions increased $26,000 to $183,000, from the three months ended December 31, 2023. The increase in mortgage banking income, net, was a result of an increase in the valuation of mortgage servicing rights in the three months ended December 31, 2024, and the increase in gain on sale of loans was a result of an increase in loans originated and sold through the FHLBC Mortgage Partner Finance program in the three months ended December 31, 2024. The increase in brokerage commissions was the result of an increase in the amount of mutual fund commissions and management fees.

Noninterest Expense. Noninterest expense increased $335,000, or 7.1%, to $5.0 million for the three months ended December 31, 2024, from $4.7 million for the three months ended December 31, 2023. The largest components of this increase were compensation and benefits, which increased $352,000, or 12.4%, and telephone and postage expense, which increased $17,000, or 53.1%. These increases were partially offset by a decrease in federal deposit insurance, which decreased $38,000, or 23.5%, and a decrease in office occupancy expense, which decreased $32,000, or 11.1%. Compensation and benefits increased due to normal salary increases, annual incentive plan increases, and increases in medical costs, while telephone and postage expenses increased as a result of an update to the Company’s telephone system and an increase in postage rates.

Income Tax Expense. We recorded a provision for income tax of $463,000 for the three months ended December 31, 2024, compared to a provision for income tax of $47,000 for the three months ended December 31, 2023, reflecting effective tax rates of 27.5% and 20.3%, respectively.

Asset Quality

At December 31, 2024, our non-accrual loans totaled $196,000, which consisted of a single one- to four-family loan in the amount of $37,000, one commercial real estate loan in the amount of $139,000, and one consumer loan in the amount of $20,000. At December 31, 2024, we had two commercial business loans totaling $52,000 which was delinquent 90 days or greater and still accruing interest.

At December 31, 2024, loans classified as substandard equaled $3.0 million. Loans classified as substandard consisted of $214,000 in one- to four-family loans, $229,000 in multi-family loans, $1.2 million in commercial real estate loans, $1.4 million in commercial business loans, and $20,000 in consumer loans. At December 31, 2024, no loans were classified as doubtful or loss.

At December 31, 2024, watch rated assets totaled $7.1 million, which consisted of $61,000 in one-to four-family loans, $846,000 in commercial real estate loans, and $6.2 million in commercial business loans.

Loan Modifications with Borrowers Experiencing Financial Difficulty. The Company made no loan modifications for borrowers experiencing financial difficulty during the six months ended December 31, 2024, and two such modifications in the year ended June 30, 2024. One of these modifications was a $252,000 commercial real estate loan, the other was a $133,000 commercial business loan, and both were modified to allow for a payment delay.

Foreclosed Assets. At December 31 2024 and June 30, 2024, we had no foreclosed assets.

Allowance for Credit Loss Activity

The Company regularly reviews its allowance for credit losses and adjusts its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for credit losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for credit losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for credit losses over the six-month periods ended December 31, 2024 and 2023:

	Six months ended December 31,
	2024	2023
Balance, beginning of period	$7,499	$7,139
Loans charged off
Real estate loans
One- to four-family	—	—
Multi-family	(350)	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	(50)	—
Consumer	(42)	(25)

Gross charged off loans	(442)	(25)

Recoveries of loans previously charged off
Real estate loans
One- to four-family	1	—
Multi-family	200	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	109	67
Consumer	13	7

Gross recoveries of charged off loans	323	74

Net charge offs	(119)	49

Provision charged to expense	(34)	747

Balance, end of period	$7,346	$7,935

The allowance for credit losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for credit losses through the provisions for credit losses that we charge to income. We charge losses on loans against the allowance for credit losses when we believe the collection of loan principal is unlikely. The allowance for credit losses decreased $153,000 to $7.3 million at December 31, 2024, from $7.5 million at June 30, 2024. This decrease in allowance was made to bring the allowance for credit losses to a level that reflects management’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. For the three months ended December 31, 2024, the six months ended December 31, 2024, and the year ended June 30, 2024, our liquidity ratio averaged 24.06%, 24.18% and 25.90% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2024.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2024, cash and cash equivalents totaled $5.9 million. Interest-earning time deposits which can offer additional sources of liquidity totaled $250,000 at December 31, 2024.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $2.0 million and $1.1 million for the six months ended December 31, 2024 and 2023 respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay-downs on mortgage-backed securities. Net cash used in investing activities was $(1.2) million and $(64.2) million for the six months ended December 31, 2024 and 2023, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash provided by (used in) financing activities was $(4.5) million and $60.3 million for the six months ended December 31, 2024 and 2023, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2024 and June 30, 2024.

	December 31, 2024	June 30, 2024
	(Dollars in thousands)
Commitments to fund loans	$10,299	$8,317
Lines of credit	67,310	71,240

At December 31, 2024, certificates of deposit due within one year of December 31, 2024 totaled $286.0 million, or 41.9% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits, our line of credit or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2025. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Bank, and CIBC Bank USA. Federal Home Loan Bank advances were $99.0 million, while the Company had no borrowings from the Federal Reserve Bank (FRB) Discount Window or from CIBC Bank at December 31, 2024. At December 31, 2024 the Company had the ability to borrow up to an additional $31.1 million from the Federal Home Loan Bank of Chicago, had $14.0 million available from CIBC Bank, and also had the ability to borrow $34.2 million from the Federal Reserve based on current collateral pledged.

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

As of December 31, 2024, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	December 31, 2024 Actual	June 30, 2024 Actual	Minimum to Be Well Capitalized
Community Bank Leverage Ratio	9.6%	9.2%	9.0%

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

	For the Three Months Ended December 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$651,697	$9,564	5.87%	$643,966	$8,702	5.41%
Securities:
U.S. Treasury	—	—	0.00%	438	2	1.83%
U.S. Government and federal agency	5,069	32	2.53%	6,506	40	2.46%
Mortgage-backed:
GSE residential	164,498	1,150	2.80%	169,496	1,232	2.91%
Small Business Administration	13,671	84	2.46%	14,323	92	2.57%
State and political subdivisions	2,938	23	3.13%	3,259	25	3.07%

Total securities	186,176	1,289	2.77%	194,022	1,391	2.87%
Other interest-earning assets	7,782	157	8.07%	8,455	136	6.43%

Total interest-earning assets	845,655	11,010	5.21%	846,443	10,229	4.83%
Non-interest earning assets	38,568			38,524

Total assets	$884,223			$884,967

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$106,948	41	0.15%	$105,346	43	0.16%
Savings accounts	54,436	42	0.31%	60,554	104	0.69%
Money market accounts	158,709	1,145	2.89%	159,224	1,291	3.24%
Certificates of deposit	321,423	3,466	4.31%	309,671	2,898	3.74%

Total interest-bearing deposits	641,516	4,694	2.93%	634,795	4,336	2.73%
Borrowings and repurchase agreements	120,957	1,299	4.30%	130,171	1,505	4.62%

Total interest-bearing liabilities	762,473	5,993	3.14%	764,966	5,841	3.05%
Noninterest-bearing liabilities	39,071			45,025
Other Noninterest-bearing liabilities	6,594			5,699

Total liabilities	808,138			815,690
Stockholders’ equity	76,085			69,277

Total liabilities and stockholders’ equity	$884,223			$884,967

Net interest income		$5,017			$4,388

Interest rate spread (1)			2.07%			1.78%
Net interest margin (2)			2.37%			2.07%
Net interest-earning assets (3)	$83,182			$81,477

Average interest-earning assets to interest-bearing liabilities	111%			111%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Six Months Ended December 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$650,672	$19,039	5.85%	$624,687	$16,435	5.26%
Securities:
U.S. Treasury	—	—	0.00%	436	3	1.38%
U.S. Government and federal agency	5,401	67	2.48%	6,473	80	2.47%
Mortgage-backed:
GSE residential	165,624	2,272	2.74%	170,019	2,473	2.91%
Small Business Administration	13,969	180	2.58%	14,531	204	2.81%
State and political subdivisions	3,019	46	3.05%	3,338	51	3.06%

Total securities	188,013	2,565	2.73%	194,797	2,811	2.89%
Other interest-earning assets	8,928	319	7.15%	9,550	274	5.74%

Total interest-earning assets	847,613	21,923	5.17%	829,034	19,520	4.71%
Non-interest earning assets	38,769			39,708

Total assets	$886,382			$868,742

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$103,570	81	0.16%	$104,611	88	0.17%
Savings accounts	54,401	84	0.31%	61,774	209	0.68%
Money market accounts	163,200	2,353	2.88%	171,213	2,556	2.99%
Certificates of deposit	319,096	6,929	4.34%	299,032	5,318	3.56%

Total interest-bearing deposits	640,267	9,447	2.95%	636,630	8,171	2.57%
Borrowings and repurchase agreements	120,668	2,638	4.37%	108,618	2,378	4.38%

Total interest-bearing liabilities	760,935	12,085	3.18%	745,248	10,549	2.83%
Noninterest-bearing liabilities	42,618			48,405
Other Noninterest-bearing liabilities	6,028			5,788

Total liabilities	809,581			799,441
Stockholders’ equity	76,801			69,301

Total liabilities and stockholders’ equity	$886,382			$868,742

Net interest income		$9,838			$8,971

Interest rate spread (1)			1.99%			1.88%
Net interest margin (2)			2.32%			2.16%
Net interest-earning assets (3)	$86,678			$83,786

Average interest-earning assets to interest-bearing liabilities	111%			111%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended December 31, 2024 vs. 2023			Six Months Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$107	$755	$862	$704	$1,900	$2,604
Securities	(55)	(47)	(102)	(95)	(151)	(246)
Other	(61)	82	21	(47)	92	45

Total interest-earning assets	$(9)	$790	$781	$562	$1,841	$2,403

Interest-bearing liabilities:
Interest-bearing checking or NOW	$4	$(6)	$(2)	$(1)	$(6)	$(7)
Savings accounts	(10)	(52)	(62)	(22)	(102)	(124)
Certificates of deposit	113	455	568	377	1,233	1,610
Money market accounts	(4)	(142)	(146)	(114)	(89)	(203)

Total interest-bearing deposits	103	255	358	240	1,036	1,276
Federal Home Loan Bank advances and repurchase agreements	(104)	(102)	(206)	276	(16)	260

Total interest-bearing liabilities	$(1)	$153	$152	$516	$1,020	$1,536

Change in net interest income	$(8)	$637	$629	$46	$821	$867

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of December 31, 2024, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2024, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision of and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of
Rule 10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement” as that term is used in SEC regulations.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024 (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 12, 2025	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
Chairman and Chief Executive Officer

Date: February 12, 2025	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer