Form 10-Q
period 2025-03-31
IF Bancorp, Inc.
filed 2025-05-13
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
of the Exchange Act). YES ☐ NO ☒
The Registrant had 3,351,526 shares of common stock, par value $
0.01
per share, issued and outstanding as of May 6, 2025.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	March 31, 2025	June 30, 2024

	(Unaudited)
Assets
Cash and due from banks	$7,821	$9,276
Interest-bearing demand deposits	1,051	295

Cash and cash equivalents	8,872	9,571

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	184,585	190,475
Loans, net of allowance for credit losses of $7,094 and $7,499 at March 31, 2025 and June 30, 2024, respectively	638,193	639,297
Premises and equipment, net of accumulated depreciation of $9,661 and $9,196 at March 31, 2025 and June 30, 2024, respectively	10,282	10,580
Federal Home Loan Bank stock, at cost	5,763	4,499
Foreclosed assets held for sale	40	—
Accrued interest receivable	3,827	3,457
Bank-owned life insurance	15,232	14,892
Mortgage servicing rights	1,452	1,491
Deferred income taxes	9,225	10,483
Other	1,420	2,750

Total assets	$879,141	$887,745

Liabilities and Equity
Liabilities
Deposits
Demand	$39,626	$103,314
Savings, NOW and money market	323,363	304,230
Certificates of deposit	291,203	290,633
Brokered certificates of deposit	29,787	29,000

Total deposits	683,979	727,177

Repurchase agreements	18,910	17,772
Federal Home Loan Bank advances	85,999	32,999
Other borrowings	—	25,250
Advances from borrowers for taxes and insurance	1,168	968
Accrued post-retirement benefit obligation	2,260	2,256
Accrued interest payable	1,729	3,009
Allowance for credit losses on off-balance sheet credit exposures	57	98
Other	6,099	4,300

Total liabilities	800,201	813,829

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,351,526 and 3,353,026 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	33	33
Additional paid-in capital	52,214	51,913
Unearned ESOP shares, at cost, 120,281 and 134,715 shares at March 31, 2025 and June 30, 2024, respectively	(1,203)	(1,347)
Retained earnings	45,426	43,876
Accumulated other comprehensive loss, net of tax	(17,530)	(20,559)

Total stockholders’ equity	78,940	73,916

Total liabilities and stockholders’ equity	$879,141	$887,745

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$9,214	$9,273	$28,253	$25,708
Securities:
Taxable	1,245	1,364	3,764	4,124
Tax-exempt	20	23	66	74
Federal Home Loan Bank dividends	117	112	331	258
Deposits with other financial institutions	49	31	154	159

Total interest and dividend income	10,645	10,803	32,568	30,323

Interest Expense
Deposits	4,319	4,756	13,766	12,927
Federal Home Loan Bank advances and repurchase agreements	1,093	1,392	3,215	3,620
Line of credit and other borrowings	9	396	525	546

Total interest expense	5,421	6,544	17,506	17,093

Net Interest Income	5,224	4,259	15,062	13,230
Provision (Credit) for Credit Losses	(262)	(390)	(330)	196

Net Interest Income After Provision (Credit) for Credit Losses	5,486	4,649	15,392	13,034

Noninterest Income
Customer service fees	117	100	363	309
Other service charges and fees	56	62	185	195
Insurance commissions	297	182	695	556
Brokerage commissions	176	166	537	485
Net realized gains (losses) on sales of available-for-sale securities	—	—	(71)	—
Mortgage banking income, net	58	126	214	218
Gain on sale of loans	55	76	224	186
Bank-owned life insurance income, net	113	112	342	318
Other	304	316	1,352	916

Total noninterest income	1,176	1,140	3,841	3,183

Noninterest Expense
Compensation and benefits	3,447	3,081	9,699	8,929
Office occupancy	275	277	810	854
Equipment	560	549	1,707	1,688
Federal deposit insurance	118	135	374	435
Stationary, printing and office	28	18	79	48
Advertising	99	104	286	286
Professional services	111	75	410	304
Supervisory examinations	27	19	84	73
Audit and accounting services	19	21	133	127
Organizational dues and subscriptions	24	22	51	51
Insurance bond premiums	59	64	191	177
Telephone and postage	40	49	135	122
Loss (gain) on foreclosed assets, net	—	—	—	2
Other	464	424	1,350	1,297

Total noninterest expense	5,271	4,838	15,309	14,393

Income Before Income Tax	1,391	951	3,924	1,824
Provision for Income Tax	380	243	1,061	465

Net Income	$1,011	$708	$2,863	$1,359

Earnings Per Share:
Basic	$0.31	$0.22	$0.89	$0.42
Diluted	$0.31	$0.22	$0.89	$0.42
Dividends declared per common share	$0.20	$0.20	$0.40	$0.40
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net Income	$1,011	$708
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $997 and $(606), for 2025 and 2024, respectively	2,500	(1,521)
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $0 and $0 for 2025 and 2024, respectively	(1)	(1)

Other comprehensive income (loss), net of tax	2,499	(1,522)

Comprehensive Income (Loss)	$3,510	$(814)

	Nine Months Ended March 31,
	2025	2024
Net Income	$2,863	$1,359
Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $1,188 and $58, for 2025 and 2024, respectively	2,982	146
Less: reclassification adjustment for realized losses included in net income, net of taxes of $(20) and $0, for 2025 and 2024, respectively	(51)	—

	3,033	146
Postretirement health plan amortization of transition obligation and prior service cost and change in net loss, net of taxes of $(1) and $1 for 2025 and 2024, respectively	(4)	1

Other comprehensive income, net of tax	3,029	147

Comprehensive Income	$5,892	$1,506

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the three months ended March 31, 2025
Balance, January 1, 2025	$33	$52,101	$(1,251)	$45,085	$(20,029)	$75,939
Net income	—	—	—	1,011	—	1,011
Other comprehensive income	—	—	—	—	2,499	2,499
Dividends on common stock, $0.20 per share	—	—	—	(670)	—	(670)
Stock equity plan	—	46	—	—	—	46
ESOP shares earned, 4,812 shares	—	67	48	—	—	115

Balance, March 31, 2025	$33	$52,214	$(1,203)	$45,426	$(17,530)	$78,940

For the three months ended March 31, 2024
Balance, January 1, 2024	$33	$51,753	$(1,443)	$43,377	$(19,979)	$73,741
Net income	—	—	—	708	—	708
Other comprehensive loss	—	—	—	—	(1,522)	(1,522)
Dividends on common stock, $0.20 per share	—	—	—	(671)	—	(671)
Stock equity plan	—	49	—	—	—	49
ESOP shares earned, 4,811 shares	—	31	48	—	—	79

Balance, March 31, 2024	$33	$51,833	$(1,395)	$43,414	$(21,501)	$72,384

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
For the nine months ended March 31, 2025
Balance, July 1, 2024	$33	$51,913	$(1,347)	$43,876	$(20,559)	$73,916
Net income	—	—	—	2,863	—	2,863
Other comprehensive income	—	—	—	—	3,029	3,029
Dividends on common stock, $0.40 per share	—	—	—	(1,313)	—	(1,313)
Stock equity plan	—	141	—	—	—	141
ESOP shares earned, 14,434 shares	—	160	144	—	—	304

Balance, March 31, 2025	$33	$52,214	$(1,203)	$45,426	$(17,530)	$78,940
For the nine months ended March 31, 2024
Balance, July 1, 2023	$33	$51,543	$(1,540)	$43,365	$(21,648)	$71,753
Net income	—	—	—	1,359	—	1,359
Other comprehensive income	—	—	—	—	147	147
Dividends on common stock, $0.40 per share	—	—	—	(1,310)	—	(1,310)
Stock equity plan	—	212	—	—	—	212
ESOP shares earned, 14,434 shares	—	78	145	—	—	223

Balance, March 31, 2024	$33	$51,833	$(1,395)	$43,414	$(21,501)	$72,384

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended March 31,
	2025	2024
Operating Activities
Net income	$2,863	$1,359
Items not requiring (providing) cash
Depreciation	465	514
Provision (credit) for credit losses	(330)	196
Amortization (accretion) of premiums and discounts on securities	(131)	(172)
Deferred income taxes	50	132
Net realized gains on loan sales	(224)	(186)
Net realized losses on sales of available-for-sale securities	71	—
Loss (gain) on foreclosed assets held for sale	—	2
Bank-owned life insurance income, net	(340)	(318)
ESOP compensation expense	304	223
Stock equity plan expense	141	212
Originations of loans held for sale	(12,184)	(9,225)
Proceeds from sales of loans held for sale	12,447	8,938
Changes in
Accrued interest receivable	(370)	(968)
Other assets	1,330	1,312
Accrued interest payable	(1,280)	1,096
Post-retirement benefit obligation	(1)	19
Other liabilities	1,031	(1,996)

Net cash provided by operating activities	3,842	1,138

Investing Activities
Net change in interest bearing time deposits	—	500
Purchases of available-for-sale securities	(11,063)	(1,977)
Proceeds from the sales of available-for-sale securities	4,665	—
Proceeds from maturities and pay-downs of available-for-sale securities	16,590	8,395
Net change in loans	1,450	(55,739)
Purchase of premises and equipment	(167)	(193)
Proceeds from sale of premises and equipment	—	88
Proceeds from sale of foreclosed assets	1	25
Purchase of Federal Home Loan Bank stock	(1,432)	(2,292)
Redemption of Federal Home Loan Bank Stock	168	—

Net cash provided by (used in) investing activities	10,212	(51,193)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(44,555)	(92,533)
Net increase in certificates of deposit, including brokered certificates	1,357	39,007
Net increase in advances from borrowers for taxes and insurance	200	98
Proceeds from other borrowings	102,350	497,875
Repayments of other borrowings	(127,600)	(472,575)
Proceeds from Federal Home Loan Bank advances	444,500	561,999
Repayments of Federal Home Loan Bank advances	(391,500)	(485,500)
Net increase in repurchase agreements	1,138	7,395
Dividends paid	(643)	(639)

Net cash provided by (used in) financing activities	(14,753)	55,127

Net Increase (Decrease) in Cash and Cash Equivalents	(699)	5,072
Cash and Cash Equivalents, Beginning of Period	9,571	10,988

Cash and Cash Equivalents, End of Period	$8,872	$16,060

Supplemental Cash Flows Information
Interest paid	$18,786	$15,997
Income taxes paid, net of refunds	$572	$221
Foreclosed assets acquired in settlement of loans	$41	$3
Dividends payable	$670	$671
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2025 and June 30, 2024, and the results of its operations for the three month and nine month periods ended March 31, 2025 and 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2024. The results of operations for the three-month and nine-month periods ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire year.
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
A summary of ESOP shares at March 31, 2025 and June 30, 2024 are as follows (dollars in thousands):

	March 31, 2025	June 30, 2024
Allocated shares	181,551	170,696
Shares committed for release	14,434	19,245
Unearned shares	120,281	134,715

Total ESOP shares	316,266	324,656

Fair value of unearned ESOP shares (1)	$2,898	$2,180

(1)	Based on closing price of $24.09 and $16.18 per share on March 31, 2025, and June 30, 2024, respectively.
During the nine months ended March 31, 2025, 7,827 ESOP shares were paid to ESOP participants due to separation from service and 563 shares were transferred out as a result of participant diversification. During the nine months ended March 31, 2024, 9,130 ESOP shares were paid to ESOP participants due to separation from service and 2,405 shares were transferred out as a result of participant diversification.
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

On December 10, 2013, 85,500 shares of restricted stock and 167,000 in stock options were awarded to senior officers and directors of the Association. These shares of restricted stock vested in equal installments over 10 years and the stock options vested in equal installments over 7 years. Vesting of both the restricted stock and options started in December 2014, and were fully vested in December 2023. On December 10, 2015, 16,900 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock vest in equal installments over 8 years, starting in December 2016, and were fully vested in December 2023. On September 9, 2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. No shares have been granted from the 2022 Equity Incentive Plan as of March 31, 2025, so there are 211,880 shares of restricted stock and 52,970 stock option shares available for future grants under this plan.
No stock options were outstanding at March 31, 2025, June 30, 2024 or March 31, 2024.
No
stock options were granted or vested during the three or nine months ended March 31, 2025 and 2024.
The following table summarizes
non-vested
restricted stock activity for the nine months ended March 31, 2025:

		Weighted-Average
	Shares	Grant-Date Fair Value
Balance, June 30, 2024	40,800	$19.10
Granted	—	—
Forfeited	1,500	19.10
Earned and issued	10,200	19.10

Balance, March 31, 2025	29,100	$19.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $141,000 and $40,000, respectively, for the nine months ended March 31, 2025, and was $212,000 and $61,000, respectively, for the nine months ended March 31, 2024. Unrecognized compensation expense for non-vested
restricted stock awards was $448,000 at March 31, 2025, and is expected to be recognized over 2.4 years with a corresponding credit to paid-in
capital.
Note 4: Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three month and nine-month periods ended March 31, 2025 and 2024. The factors used in the earnings per common share computation are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net income	$1,011	$708	$2,863	$1,359

Basic weighted average shares outstanding	3,351,526	3,353,026	3,352,528	3,354,097
Less: Average unallocated ESOP shares	(122,687)	(141,932)	(127,498)	(146,743)

Basic average shares outstanding	3,228,839	3,211,094	3,225,030	3,207,354

Diluted effect of restricted stock awards and stock options	—	—	—	—

Diluted average shares outstanding	3,228,839	3,211,094	3,225,030	3,207,354

Basic earnings per common share	$0.31	$0.22	$0.89	$0.42

Diluted earnings per common share	$0.31	$0.22	$0.89	$0.42

Note 5: Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses on securities, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
March 31, 2025:
U.S. Government and federal agency	$1,984	$—	$(198)	$1,786
Mortgage-backed:
GSE residential	189,455	15	(22,739)	166,731
Small Business Administration	15,176	—	(1,884)	13,292
State and political subdivisions	2,777	—	(1)	2,776

	$209,392	$15	$(24,822)	$184,585

June 30, 2024:
U.S. Treasury	$497	$—	$(53)	$444
U.S. Government and federal agency	6,979	—	(370)	6,609
Mortgage-backed:
GSE residential	192,556	41	(26,361)	166,236
Small Business Administration	16,387	—	(2,301)	14,086
State and political subdivisions	3,104	—	(4)	3,100

	$219,523	$41	$(29,089)	$190,475

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
For AFS securities with fair value less than amortized cost that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income (loss). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections, and is recorded to the allowance for credit losses (ACL) on investments, by a charge to provision for credit losses. Accrued interest receivable, or $0, is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there would be no ACL in this situation.
The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at March 31, 2025, and June 30, 2024.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company did not hold securities of any one issuer at March 31, 2025 with a book value that exceeded 10% of the Company’s total equity except for: Mortgage-backed Government Sponsored Entity (GSE) residential securities and Small Business Administration securities with a book value of approximately $189,455,000 and $15,176,000, respectively, and a market value of approximately $166,731,000 and $13,292,000, respectively, at March 31, 2025.
All mortgage-backed securities at March 31, 2025 and June 30, 2024 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$1,029	$1,028
One to five years	3,779	3,542
Five to ten years	6,044	5,652
After ten years	9,085	7,632

	19,937	17,854
Mortgage-backed securities	189,455	166,731

Totals	$209,392	$184,585

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $71,369,000 and $118,577,000 as of March 31, 2025 and June 30, 2024, respectively.

The carrying value of securities sold under agreement to repurchase amounted to $18.9 million at March 31, 2025 and $17.8 million at June 30, 2024. At March 31, 2025, all $18.9 million of our repurchase agreements had an overnight maturity and all of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Gross gains of $30,000 and $0 and gross losses of $101,000 and $0, resulting from sales of available-for-sale
securities were realized for the nine-month period ended March 31, 2025, and 2024, respectively. The tax credit applicable to these net realized losses amounted to approximately $20,000 and $0 respectively. There were no
sales of
available-for-sale
securities for the three month periods end March 31, 2025 and 2024.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2025 and June 30, 2024 was $180,215,000 and $185,652,000, respectively, which is approximately 98% and 97% of the Company’s available-for-sale
investment portfolio.
The following tables show the gross unrealized investment losses and the fair value of the Company’s investments for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and June 30, 2024:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025:
U.S. Government and federal agency	$—	$—	$1,786	$(198)	$1,786	$(198)
Mortgage-backed:
GSE residential	10,795	(173)	153,314	(22,566)	164,109	(22,739)
Small Business Administration	1,237	(11)	12,055	(1,873)	13,292	(1,884)
State and political subdivisions	1,028	(1)	—	—	1,028	(1)

Total	$13,060	$(185)	$167,155	$(24,637)	$180,215	$(24,822)

June 30, 2024:
U.S. Treasury	$—	$—	$444	$(53)	$444	$(53)
U.S. Government and federal agency	—	—	6,609	(370)	6,609	(370)
Mortgage-backed:
GSE residential	945	(1)	162,525	(26,360)	163,470	(26,361)
Small Business Administration	—	—	14,086	(2,301)	14,086	(2,301)
State and political subdivisions	1,043	(4)	—	—	1,043	(4)

Total	$1,988	$(5)	$183,664	$(29,084)	$185,652	$(29,089)

As of March 31, 2025, the company’s
available-for-sale
securities portfolio consisted of 176 securities, of which 172 were in an unrealized loss position. The unrealized losses relate to all categories of securities.
The unrealized losses on the Company’s investment in U.S. Treasury, U.S. Government and federal agency, Mortgage-backed Government sponsored enterprises, Small Business Administration and state and political subdivision securities at March 31, 2025 and June 30, 2024, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to need an allowance for credit losses at March 31, 2025 and June 30, 2024.
Note 6: Loans and Allowance for Credit Losses
Classes of loans include:

	March 31, 2025	June 30, 2024
Real estate loans:
One- to four-family	$176,143	$177,263
Multi-family	124,002	126,031
Commercial	207,656	200,017
Home equity lines of credit	10,014	9,859
Construction	27,213	33,708
Commercial	93,724	91,784
Consumer	6,192	7,727

Total loans	644,944	646,389
Less:
Unearned fees and discounts, net	(343)	(407)
Allowance for credit losses	7,094	7,499

Loans, net	$638,193	$639,297

The Company had no loans held for sale as of March 31, 2025 and June 30, 2024, respectively.
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

Loan Concentration
The loan portfolio includes a concentration of loans secured by commercial and multi-family real estate properties amounting to $343,295,000 and $346,499,000 as of March 31, 2025 and June 30, 2024, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $211,000 and $253,000 at March 31, 2025 and June 30, 2024, respectively. All of these purchased loans are secured by single family homes located out of our primary market area primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $56,320,000 and $51,798,000 at March 31, 2025 and June 30, 2024, respectively, of which $39,232,000 and $34,929,000, at March 31, 2025 and June 30, 2024 were outside our primary market area.
Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses for the three-month and nine-month periods ended March 31, 2025 and 2024 and the year ended June 30, 2024:

	Three Months Ended March 31, 2025 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,579	$1,681	$2,378	$134
Provision (credit) for credit losses	21	(213)	62	—
Losses charged off	—	—	—	—
Recoveries	—	20	—	—

Balance, end of period	$1,600	$1,488	$2,440	$134

Loans:
Ending balance	$176,143	$124,002	$207,656	$10,014

	Three Months Ended March 31, 2025 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$298	$1,216	$60	$7,346
Provision (credit) for credit losses	(53)	(86)	14	(255)
Losses charged off	—	—	(21)	(21)
Recoveries	—	2	2	24

Balance, end of period	$245	$1,132	$55	$7,094

Loans:
Ending balance	$27,213	$93,724	$6,192	$644,944

	Nine Months Ended March 31, 2025 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,774	$1,764	$2,358	$148
Provision (credit) for credit losses	(175)	(146)	82	(14)
Losses charged off	—	(350)	—	—
Recoveries	1	220	—	—

Balance, end of period	$1,600	$1,488	$2,440	$134

Loans:
Ending balance	$176,143	$124,002	$207,656	$10,014

	Nine Months Ended March 31, 2025 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$337	$1,053	$65	$7,499
Provision (credit) for credit losses	(92)	18	38	(289)
Losses charged off	—	(50)	(63)	(463)
Recoveries	—	111	15	347

Balance, end of period	$245	$1,132	$55	$7,094

Loans:
Ending balance	$27,213	$93,724	$6,192	$644,944

	Year Ended June 30, 2024 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of year	$1,898	$1,121	$2,369	$121
Provision (credit) charged to expense	(127)	643	(11)	27
Losses charged off	—	—	—	—
Recoveries	3	—	—	—

Balance, end of year	$1,774	$1,764	$2,358	$148

Loans:
Ending balance	$177,263	$126,031	$200,017	$9,859

	Year Ended June 30, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$765	$794	$71	$7,139
Provision (credit) charged to expense	(428)	17	29	150
Losses charged off	—	—	(49)	(49)
Recoveries	—	242	14	259

Balance, end of year	$337	$1,053	$65	$7,499

Loans:
Ending balance	$33,708	$91,784	$7,727	$646,389

	Three Months Ended March 31, 2024 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,809	$1,865	$2,593	$147
Provision (credit) for credit losses	16	(76)	(280)	—
Losses charged off	—	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,828	$1,789	$2,313	$147

Loans:
Ending balance	$176,117	$127,757	$198,823	$9,602

	Three Months Ended March 31, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$539	$915	$67	$7,935
Provision (credit) for credit losses	(2)	(44)	8	(378)
Losses charged off	—	—	(10)	(10)
Recoveries	—	174	1	178

Balance, end of period	$537	$1,045	$66	$7,725

Loans:
Ending balance	$41,342	$89,383	$7,657	$650,681

	Nine Months Ended March 31, 2024
	Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,898	$1,121	$2,369	$121
Provision (credit) for credit losses	(73)	668	(56)	26
Losses charged off	—	—	—	—
Recoveries	3	—	—	—

Balance, end of period	$1,828	$1,789	$2,313	$147

Loans:
Ending balance	$176,117	$127,757	$198,823	$9,602

	Nine Months Ended March 31, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$765	$794	$71	$7,139
Provision (credit) for credit losses	(228)	10	22	369
Losses charged off	—	—	(35)	(35)
Recoveries	—	241	8	252

Balance, end of period	$537	$1,045	$66	$7,725

Loans:
Ending balance	$41,342	$89,383	$7,657	$650,681

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

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and calendar year of origination as of March 31, 2025 and June 30, 2024 (in thousands):
March 31, 2025

Risk Rating	2025	2024	2023	2022	2021	Prior Years	Total
One- to Four-Family
Pass	$5,275	$23,570	$36,665	$46,872	$21,188	$42,107	$175,677
Watch	—	—	—	—	56	—	56
Substandard	—	—	—	4	5	401	410

Total	$5,275	$23,570	$36,665	$46,876	$21,249	$42,508	$176,143

Current Period Recoveries	—	—	—	—	—	1	1
Multi-Family
Pass	$534	$15,729	$10,517	$39,750	$19,968	$37,277	$123,775
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	227	227

Total	$534	$15,729	$10,517	$39,750	$19,968	$37,504	$124,002

Current Period Charge-offs	—	—	(350)	—	—	—	(350)
Current Period Recoveries	—	—	220	—	—	—	220
Commercial Real Estate
Pass	$8,977	$14,799	$26,189	$51,061	$29,485	$74,865	$205,376
Watch	—	—	—	—	137	—	137
Substandard	—	—	—	—	846	1,297	2,143

Total	$8,977	$14,799	$26,189	$51,061	$30,468	$76,162	$207,656

Home Equity Line of Credit
Pass	$367	$2,503	$2,042	$1,583	$1,449	$2,070	$10,014
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$367	$2,503	$2,042	$1,583	$1,449	$2,070	$10,014

Construction
Pass	$1,110	$13,899	$12,058	$123	$—	$23	$27,213
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,110	$13,899	$12,058	$123	$—	$23	$27,213

Commercial Business
Pass	$6,073	$21,693	$31,921	$4,395	$5,389	$17,139	$86,610
Watch	—	—	—	—	—	—	—
Substandard	21	—	3,436	36	197	3,424	7,114

Total	$6,094	$21,693	$35,357	$4,431	$5,586	$20,563	$93,724

Current Period Charge-offs	—	—	(50)	—	—	—	(50)
Current Period Recoveries	—	—	50	—	—	61	111
Consumer
Pass	$969	$1,914	$1,649	$1,029	$394	$219	$6,174
Watch	—	—	—	—	—	—	—
Substandard	—	—	18	—	—	—	18

Total	$969	$1,914	$1,667	$1,029	$394	$219	$6,192

Current Period Charge-offs	(21)	(41)	—	(1)	—	—	(63)
Current Period Recoveries	2	13	—	—	—	—	15
Total Loans
Pass	$23,305	$94,107	$121,041	$144,813	$77,873	$173,700	$634,839
Watch	—	—	—	—	193	—	193
Substandard	21	—	3,454	40	1,048	5,349	9,912

Total	$23,326	$94,107	$124,495	$144,853	$79,114	$179,049	$644,944

June 30, 2024

Risk Rating	2024	2023	2022	2021	2020	Prior Years	Total
One- to Four-Family
Pass	$14,790	$39,202	$51,262	$24,362	$15,455	$31,926	$176,997
Watch	—	—	—	72	—	—	72
Substandard	—	14	5	5	—	170	194

Total	$14,790	$39,216	$51,267	$24,439	$15,455	$32,096	$177,263

Current period recoveries	$—	$—	$—	$—	$—	$3	$3
Multi-Family
Pass	$573	$9,004	$51,279	$20,346	$22,728	$21,867	$125,797
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	234	234

Total	$573	$9,004	$51,279	$20,346	$22,728	$22,101	$126,031

Commercial Real Estate
Pass	$4,602	$29,665	$57,530	$27,622	$30,489	$48,886	$198,794
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	150	821	252	1,223

Total	$4,602	$29,665	$57,530	$27,772	$31,310	$49,138	$200,017

Home Equity Line of Credit
Pass	$1,629	$2,361	$1,874	$1,806	$795	$1,394	$9,859
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,629	$2,361	$1,874	$1,806	$795	$1,394	$9,859

Construction
Pass	$9,123	$21,043	$3,250	$—	$—	$292	$33,708
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$9,123	$21,043	$3,250	$—	$—	$292	$33,708

Commercial Business
Pass	$10,357	$38,853	$10,158	$9,898	$8,201	$12,803	$90,270
Watch	—	—	—	—	—	—	—
Substandard	—	133	47	190	1,088	56	1,514

Total	$10,357	$38,986	$10,205	$10,088	$9,289	$12,859	$91,784

Current period recoveries	$—	$—	$—	$—	$242	$—	$242
Consumer
Pass	$1,956	$2,635	$1,830	$843	$394	$69	$7,727
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,956	$2,635	$1,830	$843	$394	$69	$7,727

Current period charge-offs	$(48)	$—	$—	$(1)	$—	$—	$(49)
Current period recoveries	$14	$—	$—	$—	$—	$—	$14
Total Loans
Pass	$43,030	$142,763	$177,183	$84,877	$78,062	$117,237	$643,152
Watch	—	—	—	72	—	—	72
Substandard	—	147	52	345	1,909	712	3,165

Total	$43,030	$142,910	$177,235	$85,294	$79,971	$117,949	$646,389

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
March 31, 2025:
Real estate loans:
One- to four-family	$1,017	$274	$42	$1,333	$174,810	$176,143	$42
Multi-family	142	—	—	142	123,860	124,002	—
Commercial	1,056	—	250	1,306	206,350	207,656	250
Home equity lines of credit	—	—	—	—	10,014	10,014	—
Construction	—	—	—	—	27,213	27,213	—
Commercial	3,486	18	27	3,531	90,193	93,724	27
Consumer	42	20	—	62	6,130	6,192	—

Total	$5,743	$312	$319	$6,374	$638,570	$644,944	$319

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2024:
Real estate loans:
One- to four-family	$1,009	$192	$—	$1,201	$176,062	$177,263	$—
Multi-family	141	—	—	141	125,890	126,031	—
Commercial	—	—	150	150	199,867	200,017	—
Home equity lines of credit	17	25	—	42	9,817	9,859	—
Construction	237	—	—	237	33,471	33,708	—
Commercial	21	20	—	41	91,743	91,784	—
Consumer	27	1	23	51	7,676	7,727	—

Total	$1,452	$238	$173	$1,863	$644,526	$646,389	$—

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some loans are selected to be evaluated individually. At March 31, 2025 and June 30, 2024, no non-performing
loans were individually evaluated and no specific reserve was established.

The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded at March 31, 2025 and June 30, 2024:

	March 31, 2025		June 30, 2024
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Mortgages on real estate:
One- to four-family	$—	$—	$—	$—
Multi-family	—	—	—	—
Commercial	—	—	—	150
Home equity lines of credit	—	—	—	—
Construction loans	—	—	—	—
Commercial business loans	—	—	—	—
Consumer loans	—	18	—	—

Total	$—	$18	$—	$150

Loan Modifications with Borrowers Experiencing Financial Difficulty
The Company had no loan modifications for borrowers with financial difficulty in the nine months ended March 31, 2025, and two in the year ended June 30, 2024.
The following tables show the amortized cost of loans at March 31, 2025 and at June 30, 2024 that were modified and experiencing financial difficulty, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to outstanding loans is also presented below.
March 31, 2025

	Payment Delay	Total Class of Financing Receivable
Real estate loans
One- to four-family	$—	—
Multi-family	—	—
Commercial	252	0.12%
Home equity lines of credit	—	—
Construction	—	—
Commercial business	128	0.14%
Consumer	—	—

Total	$380	0.06%

June 30, 2024

	Payment Delay	Total Class of Financing Receivable
Real estate loans
One- to four-family	$—	—
Multi-family	—	—
Commercial	252	0.13%
Home equity lines of credit	—	—
Construction	—	—
Commercial business	133	0.15%
Consumer	—	—

Total	$385	0.06%

Loan Modifications with Defaults
The Company had
no
loan modifications for borrowers experiencing financial difficulty in default or in foreclosure as of March 31, 2025 or as of June 30, 2024. The Company defines a default as any loan that becomes 90 days or more past due.
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
The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of March 31, 2025, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $40,000, and as of June 30, 2024, the Company had no foreclosed residential real estate properties as a result of obtaining physical possession. As of March 31, 2025 and June 30, 2024, the Company had no residential mortgage loans or home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in process.
Note 7: Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $5,763,000 and $4,499,000 of Federal Home Loan Bank stock as of March 31, 2025 and June 30, 2024, respectively. The FHLB provides liquidity and funding through advances.
Note 8: Federal Home Loan Bank Advances and Other Borrowings
The Federal Home Loan Bank advances totaled $85,999,000 and $32,999,000 as of March 31, 2025 and June 30, 2024, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate and HELOC loans totaling $429,035,000 at March 31, 2025 and $408,196,000 at June 30, 2024, and are subject to restrictions or penalties in the event of prepayment. Interest rates on advances range from 0.00 to 4.93 percent with maturities from 2025 to 2032 at March 31, 2025, while interest rates on advances range from 0.00 to 5.29 percent with maturities from 2024 to 2030 at June 30, 2024. At March 31, 2025, the Company’s advances included 7 advances at a rate of 0% totaling $1,499,000 as part of the Federal Home Loan Bank Community Small Business Advance program.
Other borrowings include borrowings from the Federal Reserve Bank Term Funding Program (BTFP). At March 31, 2025, the Company had no borrowings from the Federal Reserve BTFP, while at June 30, 2024, the Company had total borrowings from the Federal Reserve BTFP of $25,250,000 at a rate of 4.76% with a maturity of January 16, 2025. The collateral par value of securities pledged to the Federal Reserve BTFP was $0 and $25,272,000 as of March 31, 2025 and June 30, 2024, respectively.

Note 9: Accumulated Other Comprehensive Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the nine months ended March 31, 2025 and 2024:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
March 31, 2025:
Beginning balance	$(20,768)	$209	$(20,559)
Other comprehensive loss before reclassification	2,982	—	2,982
Amounts reclassified from accumulated other comprehensive income	51	—	51
Net current period other comprehensive loss	—	(4)	(4)

Ending balance	$(17,735)	$205	$(17,530)

March 31, 2024:
Beginning balance	$(21,715)	$67	$(21,648)
Other comprehensive loss before reclassification	146	—	146
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	—	1	1

Ending balance	$(21,569)	$68	$(21,501)

Note 10: Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the three- and nine-month periods ended March 31, 2025 and 2024, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$—	$—	$(71)	$—	Net realized gains (losses) on sale of available-for- sale securities
Amortization of defined benefit pension items:					Components are included in computation of net periodic pension cost
Actuarial losses	(1)	(1)	(5)	2

Total reclassified amount before tax	(1)	(1)	(76)	2
Tax expense	—	—	(21)	1	Provision for Income Tax

Total reclassification out of AOCI	$(1)	$(1)	$(55)	$1	Net Income

Note 11: Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Computed at the statutory rate	$292	$200	$824	$383
Decrease resulting from
Tax exempt interest	(7)	(6)	(21)	(24)
Cash surrender value of life insurance	(24)	(24)	(72)	(67)
State income taxes	113	66	295	127
Other	6	7	35	46

Actual expense	$380	$243	$1,061	$465

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
As of March 31, 2025, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.
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
Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and June 30, 2024:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025:
Available-for-sale securities:
US Government and federal agency	$1,786	$—	$1,786	$—
Mortgage-backed securities – GSE residential	166,731	—	166,731	—
Small Business Administration	13,292	—	13,292	—
State and political subdivisions	2,776	—	1,028	1,748
Mortgage servicing rights	1,452	—	—	1,452

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:
Available-for-sale securities:
US Treasury	$444	$—	$444	$—
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	6,609	—	6,609	—
Mortgage-backed: GSE residential	166,236	—	166,236	—
Small Business Administration	14,086	—	14,086	—
State and political subdivisions	3,100	—	1,043	2,057
Mortgage servicing rights	1,491	—	—	1,491
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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

Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:
Nine months ended March 31, 2025

	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,057	$1,491	$3,548
Transfers into Level 3	—	131	131
Transfers out of Level 3	—	(112)	(112)
Total realized and unrealized gains and losses included in net income	—	(58)	(58)
Purchases	—	—	—
Sales	—	—	—
Settlements	(309)	—	(309)

Ending balance	$1,748	$1,452	$3,200

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$(58)	$(58)

Year ended June 30, 2024

	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,361	$1,482	$3,843
Transfers into Level 3	—	151	151
Transfers out of Level 3	—	(143)	(143)
Total realized and unrealized gains and losses included in net income	—	1	1
Purchases	—	—	—
Sales	—	—	—
Settlements	(304)	—	(304)

Ending balance	$2,057	$1,491	$3,548

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$1	$1

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.

Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2025 and June 30, 2024.

	Fair Value at March 31, 2025	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,452	Discounted cash flow	Discount rate	9.5% (9.5%)
			Constant prepayment rate	6.2% - 8.6% (8.2%)
			Probability of default	0.08% - 0.12% (0.11%)
State and political subdivisions	1,748	Discounted cash flow	Maturity/Call Date	1 month – 7 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)

	Fair Value at June 30, 2024	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,491	Discounted cash flow	Discount rate	10.0% (10.0%)
			Constant prepayment rate	6.2% - 8.0% (7.7%)
			Probability of default	0.08% - 0.12% (0.11%)
State and political subdivisions	2,057	Discounted cash flow	Maturity/Call Date	1 month – 7 years
			Weighted average coupon	2.97% - 3.08% (3.03%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and June 30, 2024.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025:
Financial assets
Cash and cash equivalents	$8,872	$8,872	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for credit losses	638,193	—	—	611,718
Federal Home Loan Bank stock	5,763	—	5,763	—
Accrued interest receivable	3,827		3,827
Financial liabilities
Deposits	683,979	—	362,989	320,438
Repurchase agreements	18,910	—	18,910	—
Federal Home Loan Bank advances	85,999	—	84,967	—
Other borrowings	—	—	—	—
Advances from borrowers for taxes and insurance	1,168	—	1,168	—
Accrued interest payable	1,729	—	1,729	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:
Financial assets
Cash and cash equivalents	$9,571	$9,571	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for credit losses	639,297	—	—	607,076
Federal Home Loan Bank stock	4,499	—	4,499	—
Accrued interest receivable	3,457	—	3,457	—
Financial liabilities
Deposits	727,177	—	407,544	318,612
Repurchase agreements	17,772	—	17,772	—
Federal Home Loan Bank advances	32,999	—	32,560	—
Other Borrowings	25,250	—	25,199	—
Advances from borrowers for taxes and insurance	968	—	968	—
Accrued interest payable	3,009	—	3,009	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

The methods utilized to measure the fair value of financial instruments at March 31, 2025, represent an approximation of exit price; however, an actual exit price may differ.
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
instruments.
Off-Balance
Sheet Credit Exposures
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. During the nine months ended March 31, 2025, the Company recorded a credit for credit losses on off-balance
sheet credit exposures of $41,000, compared to credit for credit losses of $173,000 for the nine months ended March 31, 2024. During the three months ended March 31, 2025, the Company recorded a credit for credit losses on off-balance
sheet credit exposures of $7,000, compared to credit for credit losses of $12,000 for the three months ended March 31, 2024. Our ACL on off-balance
sheet credit exposures was $57,000 and $98,000, at March 31, 2025 and June 30, 2024, respectively. This reduction was primarily due to a decrease in loans with unfunded balances without the Bank’s ability to cancel on demand.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, including potential recessionary conditions, the imposition of tariffs or other domestic or international government policies, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios.

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

Overview

On July 7, 2011 the Company completed its initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. The Company also established a charitable foundation, Iroquois Federal Foundation, to which the Company contributed 314,755 shares of our common stock. As of March 31, 2025, the Company repurchased 1,674,479 shares of common stock under stock repurchase plans.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.06% and 1.80% for the nine months ended March 31, 2025 and 2024, respectively. Net interest income increased to $15.1 million for the nine months ended March 31, 2025, from $13.2 million for the nine months ended March 31, 2024.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $337,000, or less than 0.1%, of total loans at March 31, 2025 and $173,000, or less than 0.1%, of total loans at June 30, 2024. Our non-performing assets totaled $377,000 or less than 0.1% of total assets at March 31, 2025, and $173,000, or less than 0.1% of total assets at June 30, 2024.

At March 31, 2025, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the nine months ended March 31, 2025, was $2.9 million, compared to a net income of $1.4 million for the nine months ended March 31, 2024.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended March 31, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for fiscal year ended June 30, 2024.

Comparison of Financial Condition at March 31, 2025 and June 30, 2024

Total assets decreased $8.6 million, or 1.0%, to $879.1 million at March 31, 2025 from $887.7 million at June 30, 2024. The decrease was primarily due to a $5.9 million decrease in investment securities, a $1.1 million decrease in loans receivable, and a $699,000 decrease in cash and cash equivalents.

Net loans receivable decreased by $1.1 million, or 0.2%, to $638.2 million at March 31, 2025 from $639.3 million at June 30, 2024. The decrease in net loans receivable during this period was due primarily to a $6.5 million, or 19.3%, decrease in construction loans, a $1.5 million, or 19.9%, decrease in consumer loans, a $2.0 million, or 1.6%, decrease in multi-family loans, and a $1.1 million, or 0.6%, decrease in one- to four-family loans, partially offset by a $7.6 million, or 3.8%, increase in commercial real estate loans, a $1.9 million, or 2.1%, increase in commercial business loans, and a $155,000, or 1.6%, increase in home equity lines of credit.

Investment securities, consisting entirely of securities available for sale, decreased $5.9 million, or 3.0%, to $184.6 million at March 31, 2025 from $190.5 million at June 30, 2024. We had no securities classified as held-to-maturity at March 31, 2025 or June 30, 2024.

Between June 30, 2024 and March 31, 2025, accrued interest receivable increased $307,000 to $3.8 million, and Federal Home Loan Bank (FHLB) stock increased $1.3 million to $5.8 million, while premises and equipment decreased $298,000 to $10.3 million, foreclosed assets held for sale increased $40,000 to $40,000, other assets decreased $1.3 million to $1.4 million, deferred income taxes decreased $1.3 million to $9.2 million, and mortgage servicing rights decreased $39,000 to $1.5 million. The increase in accrued interest receivable was primarily the result of an increase in the average balance and average yields of interest earning assets, and the increase in FHLB stock was the result of an increased stock requirement due to an increase in FHLB advances, while the decrease in premises and equipment was the result of ordinary depreciation, the increase in foreclosed assets was due to the foreclosure of one property, the decrease in other assets was due to the receipt of payment for a large accounts receivable item in the nine months ended March 31, 2025, the decrease in deferred income taxes was mostly due to a decrease in unrealized losses on the sale of available-for-sale securities, and the decrease in mortgage servicing rights was the result of a decreased valuation.

At March 31, 2025, our investment in bank-owned life insurance was $15.2 million, an increase of $340,000 from $14.9 million at June 30, 2024. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses, which resulted in a limit of $24.3 million at March 31, 2025.

Deposits decreased $43.2 million, or 5.9%, to $684.0 million at March 31, 2025 from $727.2 million at June 30, 2024. Certificates of deposit, excluding brokered certificates of deposit, increased $570,000, or 0.2%, to $291.2 million, while brokered certificates of deposit increased $787,000, or 2.7%, to $29.8 million. Noninterest bearing demand accounts decreased $63.7 million, or 61.6%, to $39.6 million, while savings, NOW, and money market accounts increased $19.1 million, or 6.3%, to $323.4 million. The large decrease in noninterest bearing demand accounts was due primarily to approximately $62.7 million in deposits from a public entity that collects real estate taxes that were withdrawn in the nine months ended March 31, 2025, when tax monies were distributed. Repurchase agreements increased $1.1 million, or 6.4%, to $18.9 million at March 31, 2025, from $17.8 million at June 30, 2024. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago which increased $53.0 million to $86.0 million at March 31, 2025, from $33.0 million at June 30, 2024. Other borrowings decreased $25.3 million, as the Company paid off the remaining $25.3 million borrowed from the Federal Reserve Bank Term Funding Program (BTFP) in the 9 months ended March 31, 2025.

Advances from borrowers for taxes and insurance increased $200,000, or 20.7%, to $1.2 million at March 31, 2025, from $968,000 at June 30, 2024. Accrued interest payable decreased $1.3 million, or 42.5%, to $1.7 million at March 31, 2025, from $3.0 million at June 30, 2024. The increase in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, while the decrease in accrued interest payable was mostly due to a discontinued CD special with a 7-month term and accrued interest payable of $678,000 at June 30, 2024, and a decrease in the average balance of interest-bearing liabilities.

Total equity increased $5.0 million, or 6.8%, to $78.9 million at March 31, 2025 from $73.9 million at June 30, 2024. Equity increased primarily due to net income of $2.9 million, an increase of $3.0 million in accumulated other comprehensive income (loss), net of tax, and ESOP and stock equity plan activity of $445,000, partially offset by the accrual of approximately $1.3 million in dividends to our shareholders, of which about half were still payable as of March 31, 2025, and were paid on April 15, 2025.

Comparison of Operating Results for the Nine Months Ended March 31, 2025 and 2024

General. Net income increased $1.5 million to $2.9 million for the nine months ended March 31, 2025, from $1.4 million for the nine months ended March 31, 2024. The increase in net income was due to an increase in net interest income, an increase in noninterest income and a decrease in provision for credit losses, partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased by $1.8 million, or 13.8%, to $15.1 million for the nine months ended March 31, 2025, from $13.2 million for the nine months ended March 31, 2024. The increase was due to an increase of $2.2 million in interest and dividend income, partially offset by an increase of $413,000 in interest expense. A $3.3 million, or 0.4%, increase in the average balance of interest-earning assets was partially offset by a $213,000, or 0.1% decrease in interest-bearing liabilities. Our interest rate spread increased by 26 basis points to 2.06% for the nine months ended March 31, 2025, compared to 1.80% for the nine months ended March 31, 2024, while our net interest margin increased by 28 basis points to 2.38% for the nine months ended March 31, 2025, compared to 2.10% for the nine months ended March 31, 2024.

Interest and Dividend Income. Interest and dividend income increased $2.2 million, or 7.4%, to $32.6 million for the nine months ended March 31, 2025, from $30.3 million for the nine months ended March 31, 2024. The increase in interest and dividend income was due to a $2.5 million increase in interest on loans and a $68,000 increase in other interest income, partially offset by a $368,000 decrease in interest income on securities. The increase in interest income on loans was due to a $12.3 million, or 1.9%, increase in the average balance of loans to $649.3 million for the nine months ended March 31, 2025 from $637.0 million for the nine months ended March 31, 2024, and a 42 basis point increase in the average yield on loans to 5.80% for the nine months ended March 31, 2025 from 5.38% for the nine months ended March 31, 2024. The decrease in interest income on securities was due to a 13 basis point decrease in the average yield on securities to 2.74% for the nine months ended March 31, 2025 from 2.87% for the nine months ended March 31, 2024, and a $8.4 million, or 4.3%, decrease in the average balance of securities to $186.7 million for the nine months ended March 31, 2025, from $195.1 million for the nine months ended March 31, 2024. The increase in other interest income was a result of a 135 basis point increase in the average yield of other investments to 6.97% from 5.62%, partially offset by a $624,000 decrease in the average balance of other investments, including Federal Home Loan Bank stock dividends and deposits with other financial institutions, to $9.3 million from $9.9 million.

Interest Expense. Interest expense increased $413,000, or 2.4%, to $17.5 million for the nine months ended March 31, 2025, from $17.1 million for the nine months ended March 31, 2024. The increase was primarily due to an $839,000 increase in interest on deposits, partially offset by a $426,000 decrease in interest on borrowings and repurchase agreements.

Interest expense on interest-bearing deposits increased $839,000, or 6.5%, to $13.8 million for the nine months ended March 31, 2025, from $12.9 million for the nine months ended March 31, 2024. This increase was due to a 17 basis point increase in the average cost of interest-bearing deposits to 2.87% for the nine months ended March 31, 2025 from 2.70% for the nine months ended March 31, 2024, and an increase of $2.8 million in the average balance of interest-bearing deposits to $640.5 million for the nine months ended March 31, 2025, from $637.7 million for the nine months ended March 31, 2024.

Interest expense on borrowings, including FHLB advances, borrowings from the Federal Reserve Bank Term Funding Program (BTFP), and repurchase agreements, decreased $426,000, or 10.2%, to $3.7 million for the nine months ended March 31, 2025, from $4.2 million for the nine months ended March 31, 2024. This decrease was mostly due to a $3.0 million decrease in the average balance of borrowings to $118.3 million for the nine months ended March 31, 2025, from $121.3 million for the nine months ended March 31, 2024, and a 37 basis point decrease in the average cost of such borrowings to 4.21% for the nine months ended March 31, 2025 from 4.58% for the nine months ended March 31, 2024.

Provision (Credit) for Credit Losses. The Company establishes provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. The Company recorded a credit for credit losses on loans for $289,000 and a credit for credit losses on off-balance sheet credit exposures of $41,000 for a total credit for credit losses of $330,000 for the nine months ended March 31, 2025, compared to a provision for credit losses on loans for $369,000 and a credit for credit losses on off-balance sheet credit exposures of $173,000 for a total provision for credit losses of $196,000 for the nine months ended March 31, 2024. The allowance for credit losses was $7.1 million, or 1.10% of total loans at March 31, 2025, compared to $7.7 million, or 1.19% of total loans at March 31, 2024, and $7.5 million, or 1.16% of total loans at June 30, 2024. During the nine months ended March 31, 2025, net charge-offs of $116,000 were recorded, while during the nine months ended March 31, 2024, net recoveries of $217,000 were recorded.

The following table sets forth information regarding the allowance for credit losses and nonperforming assets at the dates indicated:

	At or for the Nine Months Ended March 31, 2025	At or for the Year Ended June 30, 2024
Allowance to non-performing loans at end of the period	2105.04%	4329.57%
Allowance to total loans outstanding at the end of the period	1.10%	1.16%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.02%	(0.03)%
Total non-performing loans to total loans	0.05%	0.03%
Total non-performing assets to total assets	0.04%	0.02%

Noninterest Income. Noninterest income increased $658,000, or 20.7%, to $3.8 million for the nine months ended March 31, 2025 from $3.2 million for the nine months ended March 31, 2024. The increase was primarily due to an increase in customer service fees, an increase in insurance commissions, an increase in brokerage commissions, and an increase in other noninterest income, partially offset by a decrease in net realized gain (loss) on sale of available-for-sale securities. For the nine months ended March 31, 2025, customer service fees increased $54,000 to $363,000, insurance commissions increased $139,000 to $695,000, brokerage commissions increased $52,000 to $537,000 and other noninterest income increased $436,000 to $1.4 million, while net realized gain (loss) on sale of available-for-sale securities decreased $71,000 to $(71,000) from the nine months ended March 31, 2024. The increase in customer fees was due to an increase in the number of overdraft and stop payment fees and the increase in insurance commissions was primarily the result of an increase in contingency commissions. The increase in brokerage commissions was the result of an increase in mutual fund commissions and management fees, while the increase in other income was due to the receipt of an insurance settlement filed as a result of HELOC check fraud. The decrease in gain (loss) on sale of available-for-sale securities was due to a few securities sold at a net loss in the nine months ended March 31, 2025.

Noninterest Expense. Noninterest expense increased $916,000, or 6.4%, to $15.3 million for the nine months ended March 31, 2025 from $14.4 million for the nine months ended March 31, 2024. The largest components of this increase were compensation and benefits, which increased $770,000, or 8.6%, and professional services, which increased $106,000, or 34.9%. These increases were partially offset by a decrease in office occupancy expense, which decreased $44,000, or 5.2% and federal deposit insurance, which decreased $61,000, or 14.0%. Compensation and benefits increased due to normal salary increases, annual incentive plan increases and an increase in medical costs, while professional services increased due to additional legal and consulting services received during the nine months ended March 31, 2025. Office occupancy expense decreased primarily due to a decrease in real estate taxes, while the federal deposit insurance premium decreased due to a decrease in the quarterly assessment multiplier as a result of improvement in the sum of financial ratio contributions to assessment rate.

Income Tax Expense. We recorded a provision for income tax of $1.1 million for the nine months ended March 31, 2025, compared to a provision for income tax of $465,000 for the nine months ended March 31, 2024, reflecting effective tax rates of 27.0% and 25.5%, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net income increased $303,000 to $1.0 million net income for the three months ended March 31, 2025, from $708,000 net income for the three months ended March 31, 2024. The increase was primarily due to an increase in net interest and dividend income and an increase in noninterest income, partially offset by an increase in noninterest expense and an increase in provision for credit losses.

Net Interest Income. Net interest income increased $965,000 to $5.2 million for the three months ended March 31, 2025, from $4.3 million for the three months ended March 31, 2024. The increase was the result of a decrease in interest expense of $1.1 million, partially offset by a decrease of $158,000 in interest and dividend income. We had a $32.3 million, or 4.1%, decrease in the average balance of interest-bearing liabilities, partially offset by a $27.6 million, or 3.2%, decrease in average balance of interest earning assets. Our interest rate spread increased by 55 basis points to 2.20% for the three months ended March 31, 2025, from 1.65% for the three months ended March 31, 2024, and our net interest margin increased by 53 basis points to 2.49% for the three months ended March 31, 2025, from 1.96% for the three months ended March 31, 2024.

Interest and Dividend Income. Interest and dividend income decreased $158,000, or 1.5%, to $10.6 million for the three months ended March 31, 2025, from $10.8 million for the three months ended March 31, 2024. The decrease in interest and dividend income was primarily due to a $59,000 decrease in interest income on loans and a $122,000 decrease in interest income on securities. The decrease in interest on loans resulted from a $15.0 million, or 2.3%, decrease in the average balance of loans to $646.5 million from $661.5 million, partially offset by a 9 basis point, or 1.7%, increase in the average yield on loans to 5.70% from 5.61%. The decrease in interest income on securities resulted from a 9 basis point, or 3.0%, decrease in the average yield on securities to 2.75% from 2.84%, and a $11.6 million, or 5.9%, decrease in the average balance of securities to $184.0 million from $195.6 million.

Interest Expense. Interest expense decreased $1.1 million, or 17.2%, to $5.4 million for the three months ended March 31, 2025 from $6.5 million for the three months ended March 31, 2024. The increase was primarily due to a 46 basis point decrease in the average cost of interest-bearing liabilities and a $32.3 million decrease in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased by $437,000, or 9.2%, to $4.3 million for the three months ended March 31, 2025 from $4.8 million for the three months ended March 31, 2024. This decrease was due to a 27 basis point, or 9.1%, decrease in the average cost of interest-bearing deposits to 2.70% for the three months ended March 31, 2025 from 2.97% for the three months ended March 31, 2024, partially offset by a $1.1 million, or 0.2%, increase in the average balance of interest-bearing deposits to $640.9 million for the three months ended March 31, 2025 from $639.8 million for the three months ended March 31, 2024.

Interest expense on borrowings decreased by $686,000, or 38.4%, to $1.1 million for the three months ended March 31, 2025, from $1.8 million for the three months ended March 31, 2024. The decrease was due to a 98 basis point, or 20.2%, decrease in the average cost of borrowings to 3.88% for the three months ended March 31, 2025 from 4.86% for the three months ended March 31, 2024, and a decrease in the average balance of borrowings of $33.5 million, or 22.8%, to $113.6 million for the three months ended March 31, 2025, from $147.1 million for the three months ended March 31, 2024.

Provision (Credit) for Credit Losses. The Company establishes provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb credit losses inherent in our loan portfolio. The Company recorded a credit for credit losses on loans of $255,000 and a credit for credit losses on off-balance sheet credit exposures of $7,000 for a total credit for credit losses of $262,000 for the three months ended March 31, 2025, compared to a credit for credit losses on loans of $378,000 and a credit for credit losses on off-balance sheet credit exposures of $12,000 for a total credit for credit losses of $390,000 for the three months ended March 31, 2024. During the three months ended March 31, 2025, a net recovery of $3,000 was recorded, while a net recovery of $168,000 was recorded for the three months ended March 31, 2024.

Noninterest Income. Noninterest income increased $36,000, or 3.2%, to $1.2 million for the three months ended March 31, 2025 from $1.1 million for the three months ended March 31, 2024. The increase was primarily due to an increase in insurance commissions, partially offset by a decrease in mortgage banking income, net, and a decrease in gain on sale of loans. For the three months ended March 31, 2025, insurance commissions increased $115,000 to $297,000, while mortgage banking income, net, decreased $68,000 to $58,000, and gain on sale of loans decreased $21,000 to $55,000. The increase in insurance commissions was due to an increase in contingency commissions, while the decrease in mortgage banking income was the result of a decrease in the valuation of mortgage servicing rights in the three months ended March 31, 2025, and the decrease in gain on sale of loans was the result of a decrease in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the three months ended March 31, 2025.

Noninterest Expense. Noninterest expense increased $433,000, or 9.0%, to $5.3 million for the three months ended March 31, 2025, from $4.8 million for the three months ended March 31, 2024. The largest components of this increase were compensation and benefits, which increased $366,000, or 11.9%, and professional services, which increased $36,000. These increases were partially offset by a $17,000, or 12.6%, decrease in federal deposit insurance. Compensation and benefits increased due to normal salary increases, annual incentive plan increases, and increases in medical costs and professional services increased due to additional legal and consulting services received during the three months ended March 31, 2025. The federal deposit insurance premium decreased due to a decrease in the quarterly assessment multiplier as a result of improvement in the sum of financial ratio contributions to assessment rate.

Income Tax Expense. We recorded a provision for income tax of $380,000 for the three months ended March 31, 2025, compared to a provision for income tax of $243,000 for the three months ended March 31, 2024, reflecting effective tax rates of 27.3% and 25.6%, respectively.

Asset Quality

At March 31, 2025, we had $18,000 in non-accrual loans, which consisted of one consumer loan. At March 31, 2025, we had a single one- to four-family loan in the amount of $42,000, one commercial real estate loan in the amount of $250,000, and one commercial business loan in the amount of $27,000, that were delinquent 90 days or greater and still accruing interest.

At March 31, 2025, $9.9 million in loans were classified as substandard, and no loans were classified as doubtful or loss. Loans classified as substandard consisted of $410,000 in one- to four-family loans, $227,000 in multi-family loans, $2.1 million in commercial real estate loans, $7.1 million in commercial business loans, which includes $5.4 million in agricultural loans, and $18,000 in consumer loans.

At March 31, 2025, watch assets of $193,000 consisted of $56,000 in one-to four-family loans and $137,000 in commercial real estate loans.

Loan Modifications with Borrowers Experiencing Financial Difficulty. The Company made no loan modifications for borrowers experiencing financial difficulty during the nine months ended March 31, 2025, and two such modification in the year ended June 30, 2024. One of these modifications was a $252,000 commercial real estate loan, the other was a $133,000 commercial business loan, and both were modified to allow for a payment delay.

Foreclosed Assets. At March 31, 2025, the Company had $40,000 in foreclosed assets compared to no foreclosed assets as of June 30, 2024. Foreclosed assets at March 31, 2025 consisted of one residential real estate property.

Allowance for Credit Loss Activity

The Company regularly reviews its allowance for credit losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for credit losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for credit losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for credit losses over the nine-month periods ended March 31, 2025 and 2024:

	Nine months ended March 31,
	2025	2024
Balance, beginning of period	$7,499	$7,139
Loans charged off
Real estate loans:
One- to four-family	—	—
Multi-family	(350)	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial	(50)	—
Consumer	(63)	(35)

Gross charged off loans	(463)	(35)

Recoveries of loans previously charged off
Real estate loans:
One- to four-family	1	3
Multi-family	220	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial	111	241
Consumer	15	8

Gross recoveries of charged off loans	347	252

Net recoveries (charge offs)	(116)	217

Provision (credit) charged to expense	(289)	369

Balance, end of period	$7,094	$7,725

The allowance for credit losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. The Company maintains the allowance for credit losses through the provisions for credit losses that we charge to income. The Company charges losses on loans against the allowance for credit losses when we believe the collection of loan principal is unlikely. The allowance for credit losses decreased $405,000 to $7.1 million at March 31, 2025, from $7.5 million at June 30, 2024. This decrease in allowance was made to bring the allowance for credit losses to a level that reflects management’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, borrowings from the Federal Reserve Bank, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2025, the nine months ended March 31, 2025, and the year ended June 30, 2024, our liquidity ratio averaged 24.0%, 24.1% and 25.9% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2025.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2025, cash and cash equivalents totaled $8.9 million. Interest-bearing time deposits which can offer additional sources of liquidity, totaled $250,000 at March 31, 2025.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $3.8 million and $1.1 million for the nine months ended March 31, 2025, and 2024, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities and Federal Home Loan Bank stock, offset by net cash provided by principal collections on loans, proceeds from maturing securities, the sale of securities, the redemption of Federal Home Loan Bank stock, and pay downs on mortgage-backed securities. Net cash provided by (used in) investing activities was $10.2 million and $(51.2) million for the nine months ended March 31, 2025, and 2024, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts, FHLB Advances, dividends paid, and stock repurchases. The net cash provided by (used in) financing activities was $(14.8) million and $55.1 million for the nine months ended March 31, 2025, and 2024, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at March 31, 2025 and June 30, 2024.

	March 31, 2025	June 30, 2024
	(Dollars in thousands)
Commitments to fund loans	$5,663	$8,317
Lines of credit	64,187	71,240

At March 31, 2025, certificates of deposit due within one year of March 31, 2025 totaled $280.6 million, or 41.0% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2026. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Bank and CIBC Bank USA. Federal Home Loan Bank advances were $86.0 million at March 31, 2025, while the Company had no borrowings from the Federal Reserve Bank or from CIBS Bank at March 31, 2025. At March 31, 2025, the Company had the ability to borrow up to an additional $58.7 million from the Federal Home Loan Bank of Chicago, had $14.0 million available from CIBC Bank, and also had the ability to borrow another $30.9 million from the Federal Reserve based on current collateral pledged.

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

As of March 31, 2025, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	March 31, 2025	June 30, 2024	Minimum to Be Well
	Actual	Actual	Capitalized
Community Bank Leverage Ratio	9.79%	9.23%	9.00%

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

	For the Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Total Loans	$646,476	$9,214	5.70%	$661,492	$9,273	5.61%
Securities:
U.S. Treasury	—	—	—	443	2	1.81%
U.S. Government and federal agency	3,104	19	2.45%	6,562	40	2.44%
Mortgage-backed:
GSE-residential	164,634	1,136	2.76%	171,148	1,222	2.86%
Small Business Administration	13,500	90	2.67%	14,358	100	2.79%
State and political subdivisions	2,778	20	2.88%	3,110	23	2.96%

Total securities	184,016	1,265	2.75%	195,621	1,387	2.84%
Other	9,959	166	6.67%	10,922	143	5.24%

Total interest-earning assets	840,451	10,645	5.07%	868,035	10,803	4.98%
Non-interest earning assets	39,096			38,536

Total assets	$879,547			$906,571

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$103,710	38	0.15%	$101,555	38	0.15%
Savings accounts	56,828	42	0.30%	60,914	97	0.64%
Money market accounts	158,842	1,056	2.66%	152,149	1,159	3.05%
Certificates of deposit	321,553	3,183	3.96%	325,196	3,462	4.26%

Total interest-bearing deposits	640,933	4,319	2.70%	639,814	4,756	2.97%
Borrowings and repurchase agreements	113,642	1,102	3.88%	147,108	1,788	4.86%

Total interest-bearing liabilities	754,575	5,421	2.87%	786,922	6,544	3.33%
Noninterest-bearing liabilities	38,832			41,829
Other Noninterest-bearing liabilities	8,100			5,798

	For the Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Total liabilities	801,507			834,549
Stockholders’ Equity	78,040			72,022

Total liabilities and stockholders’ equity	$879,547			$906,571

Net interest income		$5,224			$4,259

Interest rate spread (1)			2.20%			1.65%
Net interest margin (2)			2.49%			1.96%
Net interest-earning assets (3)	$85,876			$81,113

Average interest-earning assets to interest-bearing liabilities	111%			110%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Nine Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$649,273	$28,253	5.80%	$636,955	$25,708	5.38%
Securities:
U.S. Treasury	—	—	—	438	5	1.52%
U.S. Government and federal agency	4,635	86	2.47%	6,503	119	2.44%
Mortgage-backed:
GSE-residential	165,294	3,408	2.75%	170,395	3,696	2.89%

	For the Nine Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
SBA	13,813	270	2.61%	14,473	304	2.80%
State and political subdivisions	2,938	66	3.00%	3,262	74	3.02%

Total securities	186,680	3,830	2.74%	195,071	4,198	2.87%
Other	9,272	485	6.97%	9,896	417	5.62%

Total interest-earning assets	845,225	32,568	5.14%	841,922	30,323	4.80%
Non-interest earning assets	38,891			39,311

Total assets	$884,116			$881,233

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$103,617	118	0.15%	$103,593	126	0.16%
Savings accounts	55,210	127	0.31%	61,487	306	0.66%
Money market accounts	161,747	3,409	2.81%	164,858	3,715	3.00%
Certificates of deposit	319,915	10,112	4.21%	307,753	8,780	3.80%

Total interest-bearing deposits	640,489	13,766	2.87%	637,691	12,927	2.70%
Borrowings and repurchase agreements	118,326	3,740	4.21%	121,337	4,166	4.58%

Total interest-bearing liabilities	758,815	17,506	3.08%	759,028	17,093	3.00%
Noninterest-bearing liabilities	41,356			46,213
Other Noninterest-bearing liabilities	6,731			5,784

Total liabilities	806,902			811,025
Stockholders’ equity	77,214			70,208

Total liabilities and stockholders’ equity	$884,116			$881,233

Net interest income		$15,062			$13,230

Interest rate spread (1)			2.06%			1.80%
Net interest margin (2)			2.38%			2.10%
Net interest-earning assets (3)	$86,410			$82,894

Average interest-earning assets to interest-bearing liabilities	111%			111%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended March 31, 2025 vs. 2024			Nine Months Ended March 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(732)	$673	$(59)	$505	$2,040	$2,545
Securities	(80)	(42)	(122)	(179)	(189)	(368)
Other	(70)	93	23	(41)	109	68

Total interest-earning assets	$(882)	$724	$(158)	$285	$1,960	$2,245

Interest-bearing liabilities:
Interest-bearing checking or NOW	$—	$—	$—	$—	$(8)	$(8)
Savings accounts	(6)	(49)	(55)	(29)	(150)	(179)
Certificates of deposit	(38)	(241)	(279)	357	975	1,332
Money market accounts	277	(380)	(103)	(70)	(236)	(306)

Total interest-bearing deposits	233	(670)	(437)	258	581	839
Federal Home Loan Bank advances and repurchase agreements	(364)	(322)	(686)	(100)	(326)	(426)

Total interest-bearing liabilities	$(131)	$(992)	$(1,123)	$158	$255	$413

Change in net interest income	$(751)	$1,716	$965	$127	$1,705	$1,832

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk, Capital at Risk, and Value at Risk. As of March 31, 2025 there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2024, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
The Association and the Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors in “Item1A.- Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2024, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form
10-K
are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement” as that term is used in SEC regulations.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024, and (vi) the notes to the Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: May 13, 2025	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
Chairman and Chief Executive Officer

Date: May 13, 2025	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)