Form 10-K
period 2025-06-30
IF Bancorp, Inc.
filed 2025-09-11
CIK 1514743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
of the Act). YES ☐ NO ☒
The aggregate market value of the voting and
non-voting
common equity held by nonaffiliates as of December 31, 2024 was $56,138,000.
The number of shares outstanding of the registrant’s common stock as of September 4, 2025 was 3,351,526.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on November 24, 2025 are incorporated by reference in Part III of this Form
10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K. For a discussion of factors that may affect our results of operations and financial condition, and the accuracy of our forward-looking statements, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

PART I

ITEM 1.	BUSINESS

General

IF Bancorp, Inc. (“IF Bancorp” or the “Company”) is a Maryland corporation formed in March 2011 to become the holding company for Iroquois Federal Savings and Loan Association (“Iroquois Federal” or the “Association”).

The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of Iroquois Federal. The Company’s most significant asset is its investment in Iroquois Federal. At June 30, 2025 and 2024, we had consolidated assets of $887.7 million and $887.7 million, consolidated deposits of $721.3 million and $727.2 million and consolidated equity of $81.8 million and $73.9 million, respectively.

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

In addition to our traditional banking products and services, we offer a full line of property and casualty insurance products through Iroquois Federal’s wholly-owned subsidiary, L.C.I. Service Corporation, an insurance agency with offices in Watseka and Danville, Illinois. We also offer annuities, mutual funds, individual and group retirement plans, life, disability and health insurance, individual securities, managed accounts and other financial services at all our locations through Iroquois Financial, a division of Iroquois Federal. Raymond James Financial Services, Inc. serves as the broker-dealer for Iroquois Financial.

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

In recent years, Iroquois, Vermilion and Kankakee Counties have experienced negative growth, reflecting in part, the economic downturn. However, Champaign County, where our Savoy and Champaign branches are located, has experienced population growth. Future business and growth opportunities will be influenced by economic and demographic characteristics of our primary market area and of east central Illinois. According to data from the U.S. Census Bureau, Iroquois County had an estimated population of 26,000 in July 2024, a decrease of 12.3% since April 2010, Vermilion County had an estimated population of 71,000 in July 2024, a decrease of 12.9% since April 2010, and Kankakee County had an estimated population of 106,000 in July 2024, a decrease of 6.2% since April 2010, while Champaign County had an estimated population of 212,000 in July 2024, an increase of 5.6% since April 2010. Unemployment rates in our primary market have decreased over the last year. According to the Illinois Department of Employment Security, unemployment, on a non-seasonally adjusted basis, decreased from 5.2% to 3.8% in Iroquois County, from 7.5% to 4.6% in Vermilion County, from 5.4% to 3.2% in Champaign County, and from 6.5% to 4.5% in Kankakee County.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Iroquois and Vermilion Counties, Illinois. As of June 30, 2024, the latest date for which Federal Deposit Insurance Corporation (“FDIC”) data is available, we ranked second of 12 bank and thrift institutions with offices in Iroquois County with a 21.47% deposit market share. As of the same date, we ranked first of 14 bank and thrift institutions with offices in Vermilion County with a 26.87% deposit market share, we ranked 18th of 29 bank and thrift institutions with offices in Champaign County, with a 0.73% deposit market share and we ranked 11th of 13 bank and thrift institutions with offices in Kankakee County, with a 2.40% deposit market share.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential mortgage loans, multi-family loans, commercial real estate loans (including farm loans), home equity loans and lines of credit, commercial business loans, consumer loans (consisting primarily of automobile loans), and, to a much lesser extent, construction loans and land development loans.

In addition to loans originated by Iroquois Federal, our loan portfolio includes loan purchases which are secured by single family homes located primarily in the Midwest. As of June 30, 2025 and 2024, the amount of such loans equaled $198,000 and $253,000, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

Our loan portfolio also includes commercial loan participations which are secured by both real estate and other business assets, primarily within 100 miles of our primary lending market. As of June 30, 2025 and 2024, the amount of such loans equaled $55.8 million and $51.8 million, respectively. See “—Loan Originations, Purchases, Sales, Participations and Servicing.”

The Association’s legal lending limit to any one borrower is 15% of unimpaired capital and surplus. On July 30, 2012 our bank received approval from the Comptroller of the Currency to participate in the Supplemental Lending Limits Program (“SLLP”). This program allows eligible savings associations to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower, in the lesser of the following two amounts: (1) 10% of its capital and surplus; or (2) the percentage of capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for loans secured by one- to four-family residential real estate, small business loans, small farm loans or unsecured loans in the state where the main office of the savings association is located. For our association this additional limit (or “supplemental limit(s)”) for one- to four-family residential real estate, small business, or small farm loans is 10% of our Association’s capital and surplus. In addition, the total outstanding amount of the Association’s loans or extensions of credit or parts of loans and extensions of credit made to all its borrowers under the SLLP may not exceed 100% of the Association’s capital and surplus. By Association policy, participation of any credit facilities in the SLLP is to be infrequent and all credit facilities are to be with prior Board approval.

We originate a substantial portion of our fixed-rate one- to four-family residential mortgage loans for sale to the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) with servicing retained. The balance of loans sold under this program equaled approximately $134.3 million and $133.8 million as of June 30, 2024 and 2024, respectively. See “—One- to Four-Family Residential Real Estate Lending” below for more information regarding the origination of loans for sale to the FHLB-Chicago.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated. Amounts shown for one- to four-family loans include no loans held for sale at June 30, 2025 and 2024, respectively.

	At June 30,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$178,979	27.97%	$177,263	27.42%
Multi-family	126,127	19.71	126,031	19.50
Commercial	201,550	31.50	200,017	30.94
Home equity lines of credit	10,487	1.64	9,859	1.53
Construction	22,927	3.58	33,708	5.21
Commercial	93,961	14.68	91,784	14.20
Consumer	5,855	0.92	7,727	1.20

Total loans	$639,886	100.00%	$646,389	100.00%

Less:
Unearned fees and discounts, net	(344)		(407)
Allowance for loan losses	6,627		7,499

Total loans, net	$633,603		$639,297

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2025. We had no demand loans or loans having no stated repayment schedule or maturity at June 30, 2025.

	One- to four- family residential real estate	Multi- family real estate	Commercial real estate	Home equity lines of credit	Construction	Commercial	Consumer	Total
	(In thousands)
Due During the Years Ending June 30,
2026	$18,443	$35,906	$99,234	$1,413	$2,722	$72,686	$909	$231,313
2027	21,517	43,504	37,072	596	6,155	2,441	1,058	112,343
2028 to 2029	53,830	27,098	38,599	2,094	12,062	7,977	2,509	144,169
2030 to 2034	20,271	19,619	18,958	1,236	625	10,857	1,379	72,945
2035 to 2039	6,362	—	1,144	4,100	—	—	—	11,606
2040 and beyond	58,556	—	6,543	1,048	1 ,363	—	—	67,510

Total	$178,979	$126,127	$201,550	$10,487	$22,927	$93,961	$5,855	$639,886

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2025 that are contractually due after June 30, 2026.

	Due After June 30, 2026
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family	$80,967	$79,569	$160,536
Multi-family	59,917	30,304	90,221
Commercial	73,179	29,137	102,316
Home equity lines of credit	3,817	5,257	9,074
Construction	13,082	7,123	20,205
Commercial	17,951	3,324	21,275
Consumer	4,946	—	4,946

Total loans	$253,859	$154,714	$408,573

One- to Four-Family Residential Mortgage Loans. At June 30, 2025, $179.0 million, or 28.0% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. We also offer loans through various agency programs, such as the Mortgage Partnership Finance Program of the FHLB-Chicago, which are originated for sale.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments. We also offer adjustable-rate mortgage loans that generally provide an initial fixed interest rate of five to seven years and annual interest rate adjustments thereafter. Our adjustable-rate mortgage loans amortize over a period of up to 30 years. We offer one- to four-family residential mortgage loans with loan-to-value ratios up to 102%. Private mortgage insurance or participation in a government sponsored program is required for all one- to four-family residential mortgage loans with loan-to-value ratios exceeding 90%. One- to four-family residential mortgage loans with loan-to-value ratios above 80%, but below 90%, require private mortgage insurance unless waived by management. At June 30, 2025, fixed-rate one- to four-family residential mortgage loans totaled $95.1 million, or 53.1% of our one- to four-family residential mortgage loans, and adjustable-rate one- to four-family residential mortgage loans totaled $83.9 million, or 46.9% of our one- to four-family residential mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae and Freddie Mac, which for our primary market area is currently $806,500 for single-family homes. At June 30, 2025, our average one- to four-family residential mortgage loan had a principal balance of $68,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” At June 30, 2025, $28.8 million, or 16.1%, of our total one- to four-family residential loans had principal balances in excess of $806,500. Most of our jumbo loans are originated with a seven-year fixed-rate term and an annual adjustable rate thereafter, with up to a 30-year amortization schedule. Occasionally we will originate fixed-rate jumbo loans with terms of up to 15 years.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans. We have sold a substantial majority of our fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. We sell fixed-rate residential mortgages to the FHLB-Chicago, with servicing retained, under its Mortgage Partnership Finance Program. Since December 2008, we have sold loans to the FHLB-Chicago under its Mortgage Partnership Finance Xtra Program. Total mortgages sold under this program were approximately $696,000 and $782,000 for the years ended June 30, 2025 and 2024, respectively. In October 2015, we began to also sell loans to FHLB-Chicago under its Mortgage Partnership Finance Original Program. Total loans sold under this program were approximately $14.6 million and $12.7 million for the years ended June 30, 2025 and 2024, respectively. Generally, however, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years, although this has represented a small percentage of the fixed-rate loans that we have originated in recent years due to the favorable long-term rates for borrowers.

We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period of five to seven years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans generally resets every year based upon the weekly average of a one-year U.S. Treasury Securities rate plus an applicable margin, subject to periodic and lifetime limitations on interest rate changes. The adjustable-rate mortgage loans we are currently offering have a 2% maximum annual rate change up or down, and a 6% lifetime cap. Our portfolio also has adjustable-rate mortgage loans with a 1% maximum annual rate change up or down, and a 5% lifetime cap up from the initial rate. Interest rate changes are further limited by floors. After the initial fixed period, the interest rate will generally have a floor that is equal to the initial rate, but no less than 4.0% on our five and seven year adjustable-rate mortgage loans.

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

In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans that are secured by a second mortgage on the borrower’s primary or secondary residence. Home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 10 years, fully amortized. At June 30, 2025, approximately $3.5 million, or 2.0% of our one- to four-family mortgage loans were home equity loans secured by a second mortgage.

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

We require title insurance on all our one- to four-family residential mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We also require flood insurance, as applicable. We do not conduct environmental testing on residential mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

Commercial Real Estate and Multi-family Real Estate Loans. At June 30, 2025, $201.6 million, or 31.5% of our loan portfolio consisted of commercial real estate loans, and $126.1 million, or 19.7% of our loan portfolio consisted of multi-family (which we consider to be five or more units) residential real estate loans. At June 30, 2025, substantially all of our commercial real estate and multi-family real estate loans were secured by properties located in Illinois, Indiana and Missouri.

Our commercial real estate mortgage loans are primarily secured by owner-occupied businesses, retail rentals, churches, office buildings and farm loans secured by real estate. At June 30, 2025, loans secured by commercial real estate had an average loan balance of $620,000. We originate commercial real estate loans with balloon and adjustable rates of up to seven years with amortization up to 25 years. At June 30, 2025, $49.0 million or 24.3% of our commercial real estate loans had adjustable rates. The rates on our adjustable-rate commercial real estate loans are generally based on the prime rate of interest plus an applicable margin, and generally have a specified floor.

We originate multi-family loans with balloon and adjustable rates for terms of up to seven years with amortization up to 25 years. At June 30, 2025, $32.7 million or 25.9% of our multi-family loans had adjustable rates. The rates on our adjustable-rate multi-family loans are generally tied to the prime rate of interest plus or minus an applicable margin and generally have a specified floor.

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

At June 30, 2025, our largest commercial real estate loan had an outstanding balance of $9.1 million, was secured by an industrial warehouse, and was performing in accordance with its terms. At that date, our largest multi-family real estate loan had a balance of $11.6 million, was secured by an apartment building with a first floor retail space and was performing in accordance with its terms.

Home Equity Lines of Credit. In addition to traditional one- to four-family residential mortgage loans and home equity loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Our home equity lines of credit are originated with either fixed or adjustable rates and may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of an existing first mortgage loan. Fixed-rate lines of credit are generally based on the prime rate of interest plus an applicable margin and have monthly payments of 1.5% of the outstanding balance. Adjustable-rate home equity lines of credit are based on the prime rate of interest plus or minus an applicable margin and require interest paid monthly. Both fixed and adjustable-rate home equity lines of credit have balloon terms of five years. At June 30, 2025, we had $10.5 million, or 1.6% of our total loan portfolio in home equity lines of credit. At that date we had $11.6 million of undisbursed funds related to home equity lines of credit.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At June 30, 2025, we had $94.0 million of commercial business loans outstanding, representing 14.7% of our total loan portfolio. At that date, we also had $38.9 million of unfunded commitments on such loans. These loans are generally originated to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock. We also offer agriculture loans that are not secured by real estate.

In underwriting commercial business loans, we generally lend up to 80% of the appraised value or purchase price of the collateral securing the loan, whichever is lower. The commercial business loans that we offer have fixed interest rates or adjustable rates indexed to the prime rate of interest plus an applicable margin, and with terms ranging from one to seven years. Our commercial business loan portfolio consists primarily of secured loans. When making commercial business loans, we consider the financial statements, lending history and debt service capabilities of the borrower (generally requiring a minimum ratio of 120%), the projected cash flows of the business and the value of the collateral, if any. Virtually all our loans are guaranteed by the principals of the borrower.

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

At June 30, 2025, our largest commercial business loan outstanding was for $5.8 million and was a commercial line of credit secured by business assets. At June 30, 2025, this loan was performing in accordance with its terms.

Construction Loans. We also originate construction loans for one- to four-family residential properties and commercial real estate properties, including multi-family properties. At June 30, 2025, $22.9 million, or 3.6%, of our total loan portfolio, consisted of construction loans, which were secured by one- to four-family residential real estate, multi-family real estate properties and commercial real estate properties.

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

At June 30, 2025, all of the construction loans that we originated were for one- to four-family residential properties, multi-family real estate properties and commercial real estate properties. The largest of such construction loans at June 30, 2025 was for multi-family apartment buildings and had a principal balance of $9.2 million. This loan was performing in accordance with its terms at June 30, 2025.

Consumer Loans. We also originate consumer loans consisting of loans to individuals. These loans are underwritten utilizing the borrower’s financial history, including the Fair Isaac Corporation (“FICO”) credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower. These loans are generally secured by vehicles, deposit accounts, and other consumer assets. Consumer loans may be underwritten with terms up to seven years, fully amortized. Unsecured loans are limited to twelve months. Loan-to-value ratios vary based on the type of collateral. The Company has established minimum standards and underwriting guidelines for all consumer loan collateral types. These also include consumer overdraft protection loans. At June 30, 2025, $5.9 million, or 0.9%, of our total loan portfolio, consisted of consumer loans

Loan Originations, Purchases, Participations, Sales and Servicing. Lending activities are conducted primarily by our loan personnel operating in each office. All loans that we originate are underwritten pursuant to our standard policies and procedures. In addition, our one- to four-family residential mortgage loans generally incorporate Fannie Mae, Freddie Mac or FHLB-Chicago underwriting guidelines, as applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment which typically results in decreased loan demand. Most of our commercial real estate and commercial business loans are generated by our internal business development efforts and referrals from professional contacts. Most of our originations of one- to four-family residential mortgage loans, consumer loans and home equity loans and lines of credit are generated by existing customers, referrals from realtors, residential home builders, walk-in business and from our website.

Consistent with our interest rate risk strategy, in the low-interest rate environment that has existed in recent years, we have sold on a servicing-released basis a substantial majority of the conforming, fixed-rate one- to four-family residential mortgage loans with maturities of 15 years or greater that we have originated.

From time to time, we purchase loan participations in commercial loans in which we are not the lead lender secured by real estate and other business assets, primarily within 100 miles of our primary lending area. In these circumstances, we follow our customary loan underwriting and approval policies. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area and throughout Illinois that may desire to sell participations, and we may increase our purchases of participations in the future as a growth strategy. At June 30, 2025 and 2024, the amount of commercial loan participations totaled $55.8 million and $51.8 million, respectively, of which $38.9 million and $34.9 million, at June 30, 2025 and 2024 were outside our primary market area.

We sell a portion of our fixed-rate residential mortgage loans to the FHLB-Chicago under its Mortgage Partnership Finance Xtra Program and its Mortgage Partnership Finance Original Program. We retain servicing on all loans sold under these programs. During the years ended June 30, 2025 and 2024, we sold $15.3 million and $13.5 million of loans to the FHLB-Chicago under the program. Prior to December 2008, we also retained some credit risk associated with loans sold to the FHLB-Chicago. For additional information regarding retained risk associated with these loans, see “Allowance for Credit Losses—Other Credit Risk.”

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

Non-performing and Problem Assets

For all our loans, once a loan is 15 days delinquent, a past due notice is mailed. Past due notices continue to be mailed monthly in the event the account is not brought current. Prior to the time a loan is 30 days past due, we attempt to contact the borrower by telephone. Thereafter we continue with follow-up calls. Generally, once a loan becomes 90-120 days delinquent, if no work-out efforts have been pursued, we commence the foreclosure or repossession process. A summary report of all loans 90 days or more past due and all criticized and classified loans is provided monthly to our Board of Directors.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2025, the Company had no loan modifications for borrowers experiencing financial difficulties, and at June 30, 2024, the Company had two loan modifications for borrowers with financial difficulties totaling $385,000. We had one loan that was delinquent 90 days or greater and still accruing interest at June 30, 2025, and one loan that was delinquent 90 days or greater and still accruing interest at June 30, 2024.

	At June 30,
	2025	2024
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	—	150
Home equity lines of credit	—	—
Construction	—	—
Commercial	—	—
Consumer	17	—

Total non-accrual loans	17	150

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family	29	—
Multi-family	—	—
Commercial	—	—
Home equity line of credit	—	—
Construction	—	—
Commercial	—	—
Consumer	—	23

Total loans delinquent 90 days or greater and still accruing	29	23

Total non-performing loans	46	173

Performing loan modifications for borrowers with financial difficulties	—	385

Total non-performing loans and performing loan modifications for borrowers with financial difficulties	$46	$558

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family	165	—
Multi-family	—	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	—	—
Consumer	—	—

Total other real estate owned and foreclosed assets	165	—

Total non-performing assets	$211	$173

Ratios:
Non-performing loans to total loans	0.01%	0.03%
Non-performing assets to total assets	0.02%	0.02%

At June 30, 2025, our non-accrual loans totaled $17,000. These non-accrual loan balance consisted of one consumer loan for $17,000 with no specific allocation.

Loan Modifications. Loan modifications for borrowers experiencing financial difficulties can include one or a combination of the following: principal forgiveness, payment delay, term extension or interest rate reduction. At June 30, 2025, the Company had no loan modifications for borrowers experiencing financial difficulties. At June 30, 2024, the Company had two loan modifications for borrowers experiencing financial difficulties totaling $385,000, which consisted of $252,000 in commercial real estate loans and $133,000 in commercial business loans.

For the year ended June 30, 2025, gross interest income that would have been recorded had our loan modifications for borrowers experiencing financial difficulties been performing in accordance with their original terms was $38,000, while for the year ended June 30, 2024, gross interest income that would have been recorded had our loan modifications for borrowers experiencing financial difficulties been performing in accordance with their original terms was $29,000. We recognized interest income of $38,000 and $29,000 on such modified loans for the years ended June 30, 2025 and 2024, respectively.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60 to 89 Days		90 Days or Greater		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2025
Real estate loans:
One- to four-family	2	307	1	29	3	336
Multi-family	—	—	—	—	—	—
Commercial	1	249	—	—	1	249
Home equity lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	1	300	—	—	1	300
Consumer	—	—	1	17	1	17

Total loans	4	$856	2	$46	6	$902

At June 30, 2024
Real estate loans:
One- to four-family	4	$192	—	—	4	192
Multi-family	—	—	—	—	—	—
Commercial	—	—	1	150	1	150
Home equity lines of credit	1	25	—	—	1	25
Construction	—	—	—	—	—	—
Commercial	1	20	—	—	1	20
Consumer	1	1	1	23	2	24

Total loans	7	$238	2	$173	9	$411

Total delinquent loans increased by $491,000 to $902,000 at June 30, 2025 from $411,000 at June 30, 2024. The increase in delinquent loans was due primarily to a $144,000 increase in one- to four-family loans, a $99,000 increase in commercial real estate loan, and a $280,000 increase in commercial business loans, partially offset by a $25,000 decrease in HELOC loans and a $7,000 decrease in consumer loans.

Real Estate Owned and Foreclosed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay based on current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. In addition, we could repossess certain collateral, including automobiles and other titled vehicles, called other repossessed assets. At June 30, 2025, we had $165,000 in foreclosed assets compared to no foreclosed assets as of June 30, 2024. Foreclosed assets at June 30, 2025, consisted of $165,000 in one- to four-family residential real estate.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to sufficient risk to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as watch.

When we classify assets as either substandard or doubtful, we undertake an impairment analysis which may result in allocating a portion of our general loss allowances to a specific allowance for such assets as we deem prudent. The allowance for credit losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we charge off the asset. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency (the “OCC”), which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as watch and total criticized assets (classified assets and loans designated as watch) as of the date indicated. Amounts shown at June 30, 2025 and 2024, include approximately $46,000 and $173,000 of nonperforming loans, respectfully. There was no specific valuation allowance in the allowance for credit losses for such nonperforming loans at either June 30, 2025 or 2024. Substandard assets shown include foreclosed assets.

	At June 30,
	2025	2024
	(In thousands)
Classified assets:
Substandard	$7,437	$3,165
Doubtful	—	—
Loss	—	—

Total classified assets	7,437	3,165
Watch	226	72

Total criticized assets	$7,663	$3,237

At June 30, 2025, substandard assets consisted of $202,000 of one- to four-family residential mortgage loans, $225,000 in multi-family loans, $1.3 million of commercial real estate loans, $5.5 million of commercial business loans, $17,000 in consumer loans, and $165,000 in foreclosed residential properties. At June 30, 2025, watch assets consisted of $91,000 of one- to four-family loans and $135,000 in commercial real estate loans. At June 30, 2025, no assets were classified as doubtful or loss.

Other Loans of Concern. At June 30, 2025, except as disclosed in the text or tables above, there were no loans or other assets where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Other Credit Risk. There is some credit risk associated with fixed-rate residential loans that we sold to the FHLB-Chicago between 2000 and December 2008, and again starting in October 2015, under its Mortgage Partnership Finance (MPF) Original Program. However, while we retain the servicing of these loans and receive both service fees and credit enhancement fees, they are not our assets. We sold $14.6 million in loans under this program in the year ended June 30, 2025, and we continue to service approximately $98.7 million of these loans, for which our maximum potential credit risk is approximately $2.3 million. From June 2000 to June 30, 2025, we experienced only $176,000 in actual losses under the MPF Original Program.

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

In addition, as an integral part of their examination process, the OCC will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

The following table sets forth activity in our allowance for credit losses at and for the periods indicated.

	At or For the Fiscal Years Ended June 30,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$7,499	$7,139
Charge-offs:
Real estate loans:
One- to four-family	(79)	—
Multi-family	(350)	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	(50)	—
Consumer	(70)	(49)

Total charge-offs	(549)	(49)
Recoveries:
Real estate loans:
One- to four-family	2	3
Multi-family	220	—
Commercial	—	—
Home equity lines of credit	—	—
Construction	—	—
Commercial	113	242
Consumer	20	14

Total recoveries	355	259
Net recoveries (charge-offs)	(194)	210

Provision (credit) for credit losses	(678)	150

Balance at end of period	$6,627	$7,499

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.03%	(0.03)%
Allowance for credit losses to non-performing loans at end of period	14,406.52%	4,329.57%
Allowance for credit losses to total loans at end of period	1.04%	1.16%

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percentage of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2025		2024
	Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,475	28.0%	$1,774	27.4%
Multi-family	1,513	19.7	1,764	19.5
Commercial	2,252	31.5	2,358	31.0
Home equity lines of credit	144	1.6	148	1.5
Construction	206	3.6	337	5.2
Commercial	985	14.7	1,053	14.2
Consumer	52	0.9	65	1.2

Total	$6,627	100.0%	$7,499	100.0%

Net charge-offs increased to $194,000 for the year ended June 30, 2025. The Company had a net recovery of $210,000 for the year ended June 30, 2024. Charge-offs for the year ended June 30, 2025 involved charge-offs for one- to four-family loans, multi-family loans commercial business loans and consumer loans, partially offset by recoveries for one- to four-family loans, multi-family loans, commercial business loans and consumer loans. Net recoveries for the year ended June 30, 2024 involved recoveries for commercial business loans and consumers loans, partially offset by a charge-off for consumer loans. In addition, non-performing loans decreased to $46,000 at June 30, 2025 from $173,000 at June 30, 2024.

The allowance for credit losses decreased $872,000, or 11.6%, to $6.6 million at June 30, 2025 from $7.5 million at June 30, 2024. At June 30, 2025, the allowance for credit losses on loans represented 1.04% of total loans, compared to 1.16% of total loans, at June 30, 2024. The decrease in the allowance for credit losses on loans to total loans was due to a decrease in loan growth and one loan relationship being upgraded from a criticized risk rating to a pass rating.

Investments

We conduct investment transactions in accordance with our Board-approved investment policy. The investment policy is reviewed at least annually by the Budget and Investment Committee of the Board, and any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, minimizing exposure to credit risk, potential returns and consistency with our interest rate risk management strategy. Authority to make investments under approved guidelines is delegated to our Investment Committee, comprised of our Chief Executive Officer, our President, our Senior Executive Vice President and Chief Financial Officer, and our Senior Vice President and Controller. All investments are reported to the Board of Directors at the next regular Board meeting.

Our current investment policy permits us to invest only in investment quality securities permitted by OCC regulations, including U.S. Treasury or Government guaranteed securities, U.S. Government agency securities, securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, bank-qualified municipal securities, bank-qualified money market instruments, and bank-qualified corporate bonds. We do not engage in speculative trading. As of June 30, 2025, we held no asset-backed securities other than mortgage-backed securities. As a federal savings and loan association, Iroquois Federal is generally not permitted to invest in equity securities, although this general restriction will not apply to IF Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

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

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by the U.S. Government or government sponsored enterprises. Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital level. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. Also classified as agency mortgage-backed securities, are securities backed by debentures/loans for working capital to small businesses with limited or no access to private venture capital, and regulated by the Small Business Administration (“SBA”). Like other agency mortgage-backed securities, they are backed by the full faith and credit of the U.S. Government. They have zero risk weighting for purposes of calculating our risk-based capital level. With ten-year maturities, these fixed rate bullet debentures pay interest semi-annually and principal at maturity. Prepayments are required to be in whole on any semi-annual payment date, and the two sources of prepayment risk are voluntary prepays and defaults. In the event of default, the SBA may accelerate the payment equal to 100% of the outstanding principal balance, or the SBA will make the principal and interest payments.

Municipal Obligations. Iroquois Federal’s investment policy allows it to purchase municipal securities of credit-worthy issuers and does not permit it to invest more than 10% of Iroquois Federal’s capital in the bonds of any single issuer. At June 30, 2025, we held $1.7 million of municipal securities, all of which were issued by local governments and school districts within our market area.

Federal Home Loan Bank Stock. At June 30, 2025, we held $5.2 million of FHLB-Chicago common stock in connection with our borrowing activities totaling $54.1 million. The common stock of the FHLB-Chicago is carried at cost and classified as a restricted equity security.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At June 30, 2025, we had $15.3 million invested in bank-owned life insurance, which was 15.6 % of our Tier 1 capital plus our allowance for credit losses.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2025 are summarized in the following table. At such date, all of our securities were available for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The yields on municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. government, federal agency and government-sponsored enterprises	$—	—%	$1,986	1.60%	$—	—%	$—	—%	$1,986	$1,812	1.60%
U.S. government sponsored mortgage-backed securities	3,955	3.28	35,223	3.04	70,038	2.01	83,045	2.83	192,261	171,079	2.58
Small Business Administration	—	—	1,134	2.86	4,964	2.50	8,796	1.86	14,894	13,114	2.15
State and political subdivisions	—	—	662	4.15	1,086	4.31	—	—	1,748	1,748	4.25

Total	$3,955	3.28%	39,005	2.89%	$76,088	1.91%	$91,841	2.56%	$210,889	$187,753	2.40%

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also borrow from the FHLB-Chicago, the Federal Reserve Discount Window, and the Federal Reserve Bank Term Funding Program (“BTFP”), to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are the proceeds from the sale of loans originated for sale, scheduled loan payments, maturing investments, loan prepayments, retained earnings and income on other earning assets.

Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain both retail and commercial deposits.

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, individual retirement accounts and health savings accounts. From time to time we utilize brokered certificates of deposit or non-brokered certificates of deposit obtained through an internet listing service. At June 30, 2025, we had $29.7 million in brokered certificates of deposit and no non-brokered certificates of deposit obtained through an internet listing service.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, including the cost of alternate sources of funds, and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Fiscal Year Ended June 30, 2025			For the Fiscal Year Ended June 30, 2024
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Noninterest bearing demand	$47,674	6.97%	—%	$51,894	7.55%	—%
Interest-bearing checking or NOW	102,462	14.98	0.15	102,926	14.96	0.15
Savings accounts	56,030	8.20	0.30	60,550	8.80	0.61
Money market accounts	158,797	23.22	2.78	161,591	23.49	2.99
Certificates of deposit	318,849	46.63	4.12	310,866	45.20	3.96

Total deposits	$683,812	100.00%	2.61%	$687,827	100.00%	2.57%

At June 30, 2025 and June 30, 2024, the aggregate amount of all uninsured deposits (deposits in excess of the FDIC limit of $250,000 per account) was $313.2 million and $303.6 million, respectively. At June 30, 2025 and June 30, 2024, the aggregate amount of all uninsured certificates of deposit was $55.4 million and $49.9 million, respectively. At June 30, 2025 and June 30, 2024, we had no deposits that were uninsured for any reason other than being in excess of the FDIC limit.

The following table sets forth the maturity of our uninsured certificates of deposit at June 30, 2025.

At June 30, 2025
(In thousands)
Three months or less	$17,951
Over three months through six months	8,723
Over six months through 12 months	27,658
Over 12 months	1,040

Total	$55,372

Borrowings. Our borrowings at June 30, 2025, consisted of advances from the FHLB-Chicago, and repurchase agreements. At June 30, 2025, we had the ability to borrow up to an additional $62.7 million from the FHLB-Chicago, we had $14.0 million available from a correspondent bank, and we also had the ability to borrow up to $35.3 million from the Federal Reserve Discount Window based on our current collateral pledged.

Personnel

At June 30, 2025, the Association had 102 full-time employees and five part-time employees, none of whom is represented by a collective bargaining unit. Iroquois Federal believes that its relationship with its employees is good.

Subsidiaries

IF Bancorp conducts its principal business activities through its wholly-owned subsidiary, Iroquois Federal Savings and Loan Association. Iroquois Federal Savings and Loan Association has one wholly-owned subsidiary, L.C.I. Service Corporation, an insurance agency with offices in Watseka and Danville, Illinois.

REGULATION AND SUPERVISION

General

Iroquois Federal is subject to regulation, examination and supervision by the OCC. Iroquois Federal is also regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Board of Governors of the Federal Reserve (the “Federal Reserve Board”), with respect to reserves to be maintained against deposits, the payment of dividends and other matters. This regulation and supervision establish a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of stockholders. Iroquois Federal also is a member of and owns stock in the FHLB-Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

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

At June 30, 2025, Iroquois Federal’s capital exceeded all applicable requirements.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.

On July 30, 2012, Iroquois Federal received approval from the OCC to participate in the SLLP. This program allows an eligible savings association to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower, in the lesser of the following two amounts: (1) 10% of its capital and surplus; or (2) the percentage of capital and surplus, in excess of 15%, that a state bank is permitted to lend under the state lending limit that is available for loans secured by one-to four-family residential real estate, small business loans, small farm loans or unsecured loans in the state where the main office of the savings association is located. For Iroquois Federal, this additional limit (or “supplemental limit”) for one-to four-family residential real estate, small business, or small farm loans is 10% of its capital and surplus. In addition, the total outstanding amount of Iroquois Federal’s loans or extensions of credit or parts of loans and extensions of credit made to all of Iroquois Federal’s borrowers under the SLLP may not exceed 100% of Iroquois Federal’s capital and surplus. Iroquois Federal uses the supplemental limit for its loans to one borrower infrequently, and all such credit facilities must receive prior approval by the Board of Directors.

As of June 30, 2025, Iroquois Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank that has not exercised the covered savings association election, Iroquois Federal must either qualify as a “domestic building and loan association” within the meaning of the Internal Revenue Code or satisfy the Home Owners’ Loan Act qualified thrift lender, or “QTL,” test. Under the QTL test, Iroquois Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the QTL test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At June 30, 2025, Iroquois Federal held 70.64% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

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

On October 24, 2023, the OCC, the FDIC and the Federal Reserve Board issued a final rule to “strengthen and modernize” Community Reinvestment Act regulations and the related regulatory framework. Under the final rule, Iroquois Federal is classified as an intermediate bank and will be evaluated under two performance tests, the Retail Lending Test and either the Intermediate Bank Community Development Test or the Community Development Financing Test. Although the effective date of the final rule was April 1, 2024, the applicability date for most of the provisions is January 1, 2026, with certain other requirements becoming applicable on January 1, 2027.

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

At June 30, 2025, Iroquois Federal met the criteria for being considered “well-capitalized.”

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

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtains some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Iroquois Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Chicago, Iroquois Federal is required to acquire and hold shares of capital stock in the FHLB-Chicago. As of June 30, 2025, Iroquois Federal was in compliance with this requirement.

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

Holding Company Regulations

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

Permissible Activities. Under present law, the business activities of IF Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of June 30, 2025, IF Bancorp, Inc. has not elected financial holding company status.

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

The Federal Reserve Board is prohibited from approving any acquisition that would result in multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

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

We intend to continue growing our portfolio of commercial real estate, multi-family and commercial business loans. At June 30, 2025, $201.6 million, or 31.5%, of our total loan portfolio consisted of commercial real estate loans, $126.1 million, or 19.71%, of our total loan portfolio consisted of multi-family loans, and $94.0 million, or 14.7%, of our total loan portfolio consisted of commercial business loans. We expect each of these loan categories to continue to increase as a percentage of our total loan portfolio. Commercial real estate, multi-family and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate, multi-family and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate, multi-family and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate, multi-family and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Our funding sources may prove insufficient to replace deposits and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of FHLB-Chicago advances, certificates of deposit and brokered certificates of deposit and, to a lesser extent, repurchase agreements. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

A portion of our loan portfolio consists of loan participations secured by properties outside of our primary market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase loan participations secured by properties outside of our primary market area in which we are not the lead lender. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and credit loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2025, our loan participations totaled $55.8 million, or 8.7% of our gross loans, most of which are within 100 miles of our primary lending market and consist primarily of multi-family, commercial real estate and commercial loans.

Additionally, we expect to continue to use loan participations as a way to effectively deploy our capital. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If our non-performing loans and other non-performing assets increase, or the value of our foreclosed assets decreases our earnings will decrease.

At June 30, 2025, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent and still accruing, and real estate owned) totaled $211,000. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, and we must establish reserves or take charge-offs for probable losses on non-performing loans. Reserves are established through a current period charge to income in the provision for credit losses. There are also legal fees associated with the resolution of problem assets.

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

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses on loans, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover probable losses in our loan portfolio, requiring us to make additions to our allowance for credit losses. Our allowance for credit losses was 1.04% of total loans at June 30, 2025. Additions to our allowance could materially decrease our net income.

The Company utilizes the CECL methodology analysis to calculate its allowance for credit losses, and this model is dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgements. There can be no assurance that the Company’s monitoring procedures and policies will reduce certain lending risks or that the Company’s allowance for credit losses will be adequate to cover actual losses.

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

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to affect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

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

The interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Like many savings institutions, our focus on deposits as a source of funds, which either have no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of June 30, 2025, 1.9% of our loans had remaining maturities of, or reprice after, 5 years or longer, while 87.1% of our certificates of deposit had remaining maturities of, or reprice in, one year or less. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of declining market interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

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

Changes in economic conditions, in particular an economic slowdown in the markets we operate in, could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Any deterioration in economic conditions, whether caused by national or local concerns, in particular any further economic slowdown in the markets we operate in, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or non-interest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn or prolonged recession may result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt its business. If we experience an economic downturn or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Inflation has had and may continue to have a negative effect on our results of operations and financial condition.

Inflation rose sharply at the end of 2021 and remained elevated through the first half of calendar 2024, before beginning to moderate in the latter half of 2024 and into calendar 2025. However, inflation levels continue to exceed the Federal Reserve’s long-term target of 2.0%. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which has and could continue to adversely affect our results of operations and financial condition.

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

Interruption of our customers’ supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers’ supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

Strong traditional and non-traditional competition within our market areas may limit our growth and profitability.

We face intense competition in making loans and attracting deposits. Price competition from other financial institutions, credit unions, money market and mutual funds, insurance companies, and other non-traditional competitors such as financial technology companies for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors also may price loan and deposit products aggressively when they enter into new lines of business or new market areas. We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. If we cannot compete effectively in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

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

We are subject to extensive regulation, supervision, and examination by the OCC and the FDIC. Federal regulations govern the activities in which we may engage and are primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of a savings association, the classification of assets by a savings association, and the adequacy of a savings association’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations or legislation, could have a material impact on our results of operations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. Any legislative, regulatory or policy changes adopted in the future could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Further, we expect any such new laws, rules or regulations will add to our compliance costs and place additional demands on our management team.

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
The Company has established an Information Security Program (“ISP”) and various related policies, controls and procedures, to assess, identify and mitigate risks from cybersecurity threats. The ISP is based on the National Institute of Standards and Technology Cybersecurity Framework. Critical information assets and processes have been identified, and internal and third-party controls have been implemented to prevent and detect external attacks.
These controls include computer scanning, intrusion prevention services, firewalls, end-point detection
and response, data loss prevention, access controls, internal and external penetration testing, security monitoring, anti-virus, internet content filtering, server event logging, and firewall event management. Publications from FS-ISAC, SANS
Institute
and US-CERT are
reviewed, and alerts are monitored daily. Our Business Continuity Plan includes the documented and tested critical steps required to recover a system or software application in the event of a cybersecurity incident. The ISP is reviewed and modified at least annually or whenever required to respond to changes in cybersecurity conditions. The Executive Vice President and Information Security Officer, and the Executive Vice President and Chief Operating Officer are primarily responsible for managing the ISP. The Information Technology Committee, whose members include the CEO and senior management from loan operations, deposit operations, and accounting in addition to the EVP Chief Operating Officer and EVP Information Security Officer, provide support and enforcement of the ISP. The Committee meets quarterly to review and approve ISP related policies, procedures, and controls including disaster recovery, incident response, and cybersecurity. The Committee monitors risk management practices and procedures, external vulnerability testing and internal staff information security training and testing. Members are responsible for ensuring compliance with all ISP related policies, controls and procedures within their respective departments or functions.
The Board of Directors reviews and approves the ISP. The EVP and Information Security Officer reports to the Board at least annually. The report includes material matters related to the ISP, addressing issues such as risk assessment and management, implementation of internal controls to detect and protect against cybersecurity threats, third-party cybersecurity controls, test results, staff and board training, security breaches or violations and management responses, and recommendations for changes in the ISP. The EVP and Information Security Officer and EVP Chief Operating Officer each have over 20 years’ experience managing information security and cybersecurity programs
Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes and controls are designed to mitigate loss from cyber-attacks and, to date, risks from cybersecurity threats have not materially affected the Company.

ITEM 2.	PROPERTIES

We operate from our main office, six branch offices, an administrative office, and a data center located in Iroquois, Vermilion, Champaign and Kankakee Counties, Illinois, and a loan production office in Osage Beach, Missouri. The net book value of our premises, land and equipment was $10.2 million at June 30, 2025. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Location	Year Opened	Owned/ Leased
Main Office:

201 East Cherry Street Watseka, Illinois 60970	1964	Owned

Branches:

619 North Gilbert Street Danville, Illinois 61832	1973	Owned

175 East Fourth Avenue Clifton, Illinois 60927	1977	Owned

655 South Dixie Highway Hoopeston, Illinois 60942	2023	Owned

108 Arbours Drive Savoy, Illinois 61874	2014	Owned

421 Brown Boulevard Bourbonnais, Illinois 60914	2017	Owned

2411 Village Green Place Champaign, Illinois 61822	2018	Owned

Loan Production Office:

3535 Highway 54 Osage Beach, Missouri 65065	2006	Owned

Administrative Office:

204 East Cherry Street Watseka, Illinois 60970	2001	Owned

Data Center:

183 Bethel Drive Bourbonnais, Illinois 60914	2019	Leased (expires March 31, 2028)

ITEM 3.	LEGAL PROCEEDINGS

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

Holders.

As of September 1, 2025, there were 298 holders of record of the Company’s common stock.

Dividends.

The Company paid dividends of $0.20 per share in October 2023 and April 2024 and $0.20 per share in October 2024 and April 2025. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Iroquois Federal. No assurances can be given that dividends will continue to be paid, or that, if paid, will not be reduced. For more information regarding restrictions on the payment of cash dividends by the Company and by Iroquois Federal, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends” and “—Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no share repurchases during the quarter ended June 30, 2025. The Company does not have an active stock repurchase plan in place.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We have grown our organization to $887.7 million in assets at June 30, 2025 from $377.2 million in assets at June 30, 2009, primarily through increased investment securities and loan growth.

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, repurchase agreements, and FHLB-Chicago advances. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service fees, brokerage commission income, insurance commission income, net realized gains on loan sales, mortgage banking income, and income on bank-owned life insurance. Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, data processing, professional fees, marketing, office supplies, federal deposit insurance premiums, and foreclosed assets. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.13% and 1.78% for the year ended June 30, 2025 and 2024, respectively. Net interest income increased to $20.8 million for the year ended June 30, 2025, from $17.7 million for the year ended June 30, 2024.

Our net income for the year ended June 30, 2025 was $4.3 million, compared to a net income of $1.8 million for the year ended June 30, 2024.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets. Our non-performing assets totaled $211,000, or 0.1% of total assets at June 30, 2025, and $173,000, or 0.1% of assets at June 30, 2024.

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

The Association’s legal lending limit to any one borrower is 15% of unimpaired capital and surplus. On July 30, 2012 the Association received approval from the OCC to participate in the SLLP. This program allows eligible savings associations to make additional residential real estate loans or extensions of credit to one borrower, small business loans or extensions of credit to one borrower, or small farm loans or extensions of credit to one borrower. For our association this additional limit (or “supplemental limit(s)”) for one- to four-family residential real estate, small business, or small farm loans is 10% of our Association’s capital and surplus. In addition, the total outstanding amount of the Association’s loans or extensions of credit or parts of loans and extensions of credit made to all of its borrowers under the SLLP may not exceed 100% of the Association’s capital and surplus. By Association policy, participation of any credit facilities in the SLLP is to be infrequent and all credit facilities are to be with prior Board approval.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are properly recorded in the consolidated financial statements at June 30, 2025 and no valuation allowance was necessary.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At June 30,
	2025	2024	2023
	(In thousands)
Selected Financial Condition Data:
Total assets	$887,659	$887,745	$848,976
Cash and cash equivalents	20,092	9,571	10,988
Investment securities available for sale	187,753	190,475	201,299
Federal Home Loan Bank of Chicago stock	5,174	4,499	3,127
Loans receivable, net	633,603	639,297	587,457
Foreclosed assets held for sale	165	—	31
Bank-owned life insurance	15,348	14,892	14,761
Deposits	721,258	727,177	735,314
Federal Home Loan Bank of Chicago advances	54,124	32,999	19,500
Federal Reserve Bank Term Funding Program (BTFP)	—	25,250	—
Total equity	81,837	73,916	71,753

	For the Fiscal Year Ended June 30,
	2025	2024	2023
	(In thousands)
Selected Operating Data:
Interest income	$43,417	$40,984	$32,072
Interest expense	22,603	23,255	10,075

Net interest income	20,814	17,729	21,997
Provision (credit) for credit losses	(701)	32	(228)

Net interest income after provision (credit) for credit losses	21,515	17,697	22,225
Noninterest income	4,944	4,386	4,069
Noninterest expense	20,542	19,728	20,034

Income before income tax expense	5,917	2,355	6,260
Income tax expense	1,613	565	1,600

Net income	$4,304	$1,790	$4,660

	At or For the Fiscal Years Ended June 30,
	2025	2024	2023
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (net income as a percentage of average total assets)	0.49%	0.20%	0.56%
Return on average equity (net income as a percentage of average equity)	5.52%	2.54%	6.56%
Interest rate spread (1)	2.13%	1.78%	2.62%
Net interest margin (2)	2.47%	2.10%	2.80%
Efficiency ratio (3)	79.75%	89.21%	76.86%
Dividend payout ratio	29.2%	70.18%	26.67%
Noninterest expense to average total assets	2.33%	2.23%	2.42%
Average interest-earning assets to average interest-bearing liabilities	112.47%	111.74%	114.02%
Average equity to average total assets	8.83%	7.99%	8.59%
Asset Quality Ratios:
Non-performing assets to total assets	0.02%	0.02%	0.02%
Non-performing loans to total loans	0.01%	0.03%	0.02%
Allowance for credit losses to non-performing loans	14406.52%	4329.57%	6101.71%
Allowance for credit losses to total loans	1.04%	1.16%	1.20%
Net charge-offs (recoveries) to average loans	0.03%	(0.03)%	0.01%
Capital Ratios:
Community Bank Leverage Ratio:
Company (4)	10.7%	10.1%	10.5%
Association (4)	10.0%	9.2%	9.5%
Tier 1 capital (to adjusted total assets):
Company	10.7%	10.1%	10.5%
Association	10.0%	9.2%	9.5%
Tangible capital (to adjusted total assets):
Company	10.7%	10.1%	10.5%
Association	10.0%	9.2%	9.5%
Other Data:
Number of full-service offices	7	7	7
Full time equivalent employees	105	113	107

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percentage of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(4)	The Community Bank Leverage Ratio is the ratio of Tier 1 capital to average assets.

Comparison of Financial Condition at June 30, 2025 and June 30, 2024

Total assets were $887.7 million at both June 30, 2025 and 2024. A $10.5 million increase in cash and cash equivalents, was mostly offset by a $5.7 million decrease in net loans and a $2.7 million decrease in investments.

Cash and cash equivalents increased by $10.5 million to $20.1 million at June 30, 2025, from $9.6 million at June 30, 2024.

Investment securities, consisting entirely of securities available for sale, decreased $2.7 million, or 1.4%, to $187.8 million at June 30, 2025 from $190.5 million at June 30, 2024. We had no held-to-maturity securities at June 30, 2025 or June 30, 2024.

Net loans receivable decreased by $5.7 million, or 0.9%, to $633.6 million at June 30, 2025 from $639.3 million at June 30, 2024. The decrease in net loans receivable during this period was due primarily to a $10.8 million, or 32.0%, decrease in construction loans, and a $1.9 million, or 24.2%, decrease in consumer loans, partially offset by a $1.7 million, or 1.0%, increase in one- to four-family loans, a $1.5 million, or 0.8%, increase in commercial real estate loans, a $2.2 million, or 2.4%, increase in commercial business loans, $96,000, or 0.1%, increase in multi-family loans, and a $628,000, or 6.4%, increase in home equity lines of credit.

Between June 30, 2024 and June 30, 2025, accrued interest receivable increased $88,000 to $3.5 million, FHLB-Chicago stock increased $675,000 to $5.2 million, and foreclosed assets held for sale increased $165,000 to $165,000, while premises and equipment decreased $379,000 to $10.2 million, deferred income taxes decreased $1.8 million to $8.7 million, and other assets decreased $1.3 million to $1.4 million. The increase in accrued interest receivable was primarily the result of an increase in the average balance and average yield of interest-earning assets, the increase in FHLB-Chicago stock was the result of an increased stock requirement due to an increase in FHLB-Chicago advances, and the increase in foreclosed assets held for sale was due to the foreclosure of eight properties for one customer. The decrease in premises and equipment was the result of ordinary depreciation, the decrease in deferred income taxes was mostly due to a decrease in unrealized losses on available-for-sale securities, and the decrease in other assets was primarily due to the receipt of a large accounts receivable item in the year ended June 30, 2025.

At June 30, 2025, our investment in bank-owned life insurance was $15.3 million, an increase of $456,000 from $14.9 million at June 30, 2024. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us with noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of the Association’s Tier 1 capital plus our allowance for credit losses. At June 30, 2025, our investment of $15.3 million in bank-owned life insurance was 15.6% of our Tier 1 capital plus our allowance for credit losses.

Deposits decreased $5.9 million, or 0.8%, to $721.3 million at June 30, 2025 from $727.2 million at June 30, 2024. Savings, NOW, and money market accounts decreased $485,000, or 0.2%, to $303.7 million, noninterest bearing demand accounts increased $1.1 million, or 1.1%, to $104.4 million, certificates of deposit, excluding brokered certificates of deposit, decreased $7.3 million, or 2.5%, to $283.4 million, and brokered certificates of deposit increased $717,000, or 2.5%, to $29.7 million.

Repurchase agreements increased $1.0 million, or 5.8%, to $18.8 million. FHLB-Chicago advances increased $21.1 million, or 64.0%, to $54.1 million at June 30, 2025 from $33.0 million at June 30, 2024. Borrowings from the Federal Reserve Bank of Chicago decreased $25.3 million to $0 at June 30, 2025 from $25.3 million at June 30, 2024.

Total equity increased $7.9 million, or 10.7%, to $81.8 million at June 30, 2025 from $73.9 million at June 30, 2024. Equity increased primarily due to net income of $4.3 million, an increase of $4.3 million in accumulated other comprehensive income (loss), net of tax, and ESOP and stock equity plan activity of $608,000, partially offset by the accrual of approximately $1.3 million in dividends to our shareholders. The increase in accumulated other comprehensive income (loss) was primarily due to a decrease in unrealized depreciation on available-for-sale securities, net of tax.

Comparison of Operating Results for the Years Ended June 30, 2025 and 2024

General. Net income increased $2.5 million, or 140.4%, to $4.3 million net income for the year ended June 30, 2025 from $1.8 million net income for the year ended June 30, 2024. The increase was due to an increase in net interest income, an increase in noninterest income, and a decrease in provisions for credit losses, partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased by $3.1 million, or 17.4%, to $20.8 million for the year ended June 30, 2025 from $17.7 million for the year ended June 30, 2024. The increase was due to an increase of $2.4 million in interest and dividend income and a decrease of $652,000 in interest expense. A $243,000, or 0.1%, increase in the average balance of interest-earning assets was partially offset by a $4.7 million, or 0.6%, decrease in the average balance of interest-bearing liabilities. Our interest rate spread increased 35 basis points to 2.13% for the year ended June 30, 2025 from 1.78% for the year ended June 30, 2024, and our net interest margin increased by 37 basis points to 2.47% for the year ended June 30, 2025 from 2.10% for the year ended June 30, 2024.

Interest and Dividend Income. Interest and dividend income increased $2.4 million, or 5.9%, to $43.4 million for the year ended June 30, 2025 from $41.0 million for the year ended June 30, 2024. The increase in interest income was due to a $2.8 million increase in interest on loans and a $49,000 increase in other interest income, partially offset by a $418,000 decrease in interest income on securities. An increase of $2.8 million, or 8.0%, in interest on loans resulted from a 36 basis point, or 6.6%, increase in the average yield on loans to 5.81% from 5.45%, and a $8.8 million, or 1.4%, increase in the average balance of loans to $647.6 million for the year ended June 30, 2025 from $638.8 million for the year ended June 30, 2024. Interest on securities decreased $418,000, or 7.5%, due to an 11 basis point, or 3.9%, decrease in the average yield on securities to 2.75% for the year ended June 30, 2025 from 2.86% for the year ended June 30, 2024, and by a $7.4 million decrease in the average balance of securities to $186.5 million at June 30, 2025 from $193.9 million at June 30, 2024.

Interest Expense. Interest expense decreased $652,000, or 2.8%, to $22.6 million for the year ended June 30, 2025 from $23.3 million for the year ended June 30, 2024. The decrease was due to a seven basis point decrease in the cost of interest-bearing liabilities to 3.01% for the year ended June 30, 2025 from 3.08% for the year ended June 30, 2024, and a $4.7 million decrease in the average balance of interest-bearing liabilities to $750.4 million for the year ended June 30, 2025 from $755.0 million for the year ended June 30, 2024.

Interest expense on interest-bearing deposits increased $212,000, or 1.2%, to $17.9 million for the year ended June 30, 2025, from $17.7 million for the year ended June 30, 2024. This increase was due to a three basis point, or 1.2% increase in the average cost of interest-bearing deposits to 2.81% from 2.78%, and a $205,000 increase in the average balance of interest-bearing deposits to $636.1 million for the year ended June 30, 2025, from $635.9 million for the year ended June 30, 2024.

Interest expense on borrowings, including FHLB-Chicago advances, borrowings from the Federal Reserve Bank of Chicago, and repurchase agreements, decreased $864,000, or 15.4%, to $4.7 million for the year ended June 30, 2025 from $5.6 million for the year ended June 30, 2024. This decrease was due to a decrease in the average balance of borrowings to $114.2 million for the year ended June 30, 2025 from $119.1 million for the year ended June 30, 2024, and by a 55 basis point decrease in the average cost of such borrowings to 4.15% for the year ended June 30, 2025 from 4.70% for the year ended June 30, 2024.

Provision for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. The Company recorded a credit for credit losses on loans of $678,000 and a credit for credit losses on off-balance sheet credit exposures of $23,000, for a total credit for credit losses of $701,000 for the year ended June 30, 2025, compared to a provision for credit losses on loans of $150,000 and a credit for credit losses on off-balance sheet credit exposures of $118,000 for a total provision for credit losses of $32,000 for the year ended June 30, 2024. The allowance for credit losses was $6.6 million, or 1.04% of total loans, at June 30, 2025, compared to $7.5 million, or 1.16% of total loans, at June 30, 2024. Non-performing loans decreased during the year ended June 30, 2025, to $46,000, from $173,000 at June 30, 2024. During the year ended June 30, 2025, net charge-offs of $194,000 were recognized, while during the year ended June 30, 2024, $210,000 in net recoveries were recognized.

Provision for Credit Losses.

The following table sets forth information regarding the allowance for credit losses and nonperforming assets at the dates indicated:

	Year Ended June 30, 2025	Year Ended June 30, 2024
Allowance to non-performing loans	14406.52%	4329.57%
Allowance to total loans outstanding at the end of the period	1.04%	1.16%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.03%	(0.03)%
Total non-performing loans to total loans	0.01%	0.03%
Total non-performing assets to total assets	0.02%	0.02%

Noninterest Income. Noninterest income increased $558,000, or 12.7%, to $4.9 million for the year ended June 30, 2025 from $4.4 million for the year ended June 30, 2024. The increase was primarily due to an increase in customer service fees, an increase in insurance commissions, an increase in brokerage commissions, and an increase in other noninterest income, partially offset by a decrease in net realized gain (loss) on sale of available-for-sale securities, a decrease in mortgage banking income, net, and a decrease in bank-owned life insurance income. For the year ended June 30, 2025, customer service fees increased $65,000 to $481,000, insurance commissions increased $122,000 to $867,000, brokerage commissions increased $70,000 to $720,000 and other noninterest income increased $457,000 to $1.7 million, while net realized gain (loss) on sale of available-for-sale securities decreased $71,000 to $(71,000), mortgage banking income, net decreased $64,000 to $274,000, and bank-owned life insurance income decreased $48,000 to $458,000 from the year ended June 30, 2024. The increase in customer service fees was due to an increase in the number of overdraft and stop payment fees and the increase in insurance commissions was primarily the result of an increase in contingency commissions. The increase in brokerage commissions was the result of an increase in mutual fund commissions and management fees, while the increase in other noninterest income was mostly due to the receipt of an insurance settlement filed as a result of HELOC check fraud. The decrease in gain (loss) on sale of available-for-sale securities was due to a few securities sold at a net loss in the year ended June 30, 2025, the decrease in mortgage banking income, net was primarily due to a decrease in the valuation of mortgage servicing rights in the year ended June 30, 2025, and the decrease in bank-owned life insurance income was due to the receipt of death benefit proceeds in the year ended June 30, 2024.

Noninterest Expense. Noninterest expense increased $814,000, or 4.1%, to $20.5 million for the year ended June 30, 2025 from $19.7 million for the year ended June 30, 2024. The largest components of this increase were compensation and benefits, which increased $1.2 million, or 9.9%, equipment expense, which increased $102,000, or 4.7%, and professional services, which increased $94,000, or 22.1%, and were partially offset by federal deposit insurance premium, which decreased $98,000, or 17.1%, and other expenses, which decreased $574,000, or 24.9%. Compensation and benefits increased due to normal salary increases, annual incentive plan increase and an increase in medical costs, while equipment expense increased as a result of an increase in the cost of core processing, and professional services increased due to additional legal and consulting services received during the year ended June 30, 2025. Our federal deposit insurance premium decreased due to a decrease in the quarterly assessment multiplier as a result of improvement in the sum of financial ratio contributions to assessment rate, and other expenses decreased as a result of a large charge-off for HELOC check fraud in the year ended June 30, 2024.

Income Tax Expense. We recorded a provision for income tax of $1.6 million for the year ended June 30, 2025, compared to a provision for income tax of $565,000 for the year ended June 30, 2024, reflecting effective tax rates of 27.2% and 24.00%, respectively.

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

	For The Twelve Months Ended June 30,
	2025			2024			Difference
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
Real estate loans:
One- to four-family	$177,416	$10,025	5.65%	$173,701	$9,045	5.21%	$3,715	$980	0.44%
Multi-family	126,144	6,497	5.15	113,146	5,216	4.61	12,998	1,281	0.54
Commercial	203,670	10,671	5.24	201,306	9,902	4.92	2,364	769	0.32
Home equity lines of credit	10,023	708	7.06	9,152	633	6.92	871	75	0.15
Construction loans	29,156	2,264	7.77	47,955	3,411	7.11	(18,799)	(1,147)	0.65
Commercial business loans	94,410	7,030	7.45	85,424	6,171	7.22	8,986	859	0.22
Consumer loans	6,769	433	6.40	8,070	448	5.55	(1,301)	(15)	0.85

Total loans	647,588	37,628	5.81	638,754	34,826	5.45	8,834	2,802	0.36

Securities:
U.S. government, federal agency and government-sponsored enterprises	17,567	443	2.52	21,299	558	2.62	(3,732)	(115)	(0.10)
U.S. government sponsored mortgage-backed securities	166,160	4,592	2.76	169,375	4,887	2.89	(3,215)	(295)	(0.13)
State and political subdivisions	2,812	89	3.17	3,222	97	3.01	(410)	(8)	0.16

Total securities	186,539	5,124	2.75	193,896	5,542	2.86	(7,357)	(418)	(0.11)
Other	9,818	665	6.77	11,052	616	5.57	(1,234)	49	1.20

Total interest-earning assets	843,945	43,417	5.14	843,702	40,984	4.86	243	2,433	0.28

Noninterest-earning assets	39,369			39,711			(342)

Total assets	$883,314			$883,413			$(99)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$102,462	153	0.15	$102,926	153	0.15	$(464)	—	0.00
Savings accounts	56,030	170	0.30	60,550	371	0.61	(4,520)	(201)	(0.31)
Money market accounts	158,797	4,414	2.78	161,591	4,827	2.99	(2,794)	(413)	(0.21)
Certificates of deposit	318,849	13,128	4.12	310,866	12,302	3.96	7,983	826	0.16

Total interest-bearing deposits	636,138	17,865	2.81	635,933	17,653	2.78	205	212	0.03
Borrowings and repurchase agreements	114,236	4,738	4.15	119,099	5,602	4.70	(4,863)	(864)	(0.55)

Total interest-bearing liabilities	750,374	22,603	3.01	755,032	23,255	3.08	(4,658)	(652)	(0.07)
Noninterest-bearing deposits	47,674			51,894			(4,220)
Noninterest-bearing liabilities	7,231			5,898			1,333

Total liabilities	805,279			812,824			(7,545)
Equity	78,035			70,589			7,446

Total liabilities and equity	883,314			883,413			(99)

Net interest income		$20,814			$17,729			$3,085

Net interest rate spread (1)			2.13%			1.78%			0.35%
Net interest-earning assets (2)	$93,571			$88,670			$4,901

Net interest margin (3)			2.47%			2.10%			0.37%
Average interest-earning assets to interest-bearing liabilities	1.12%			1.12%			0.00%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$485	$2,317	$2,802
Securities	(208)	(210)	(418)
Other	(74)	123	49

Total interest-earning assets	$203	$2,230	$2,433

Interest-bearing liabilities:
Interest-bearing checking or NOW	$—	$—	$—
Savings accounts	(26)	(175)	(201)
Certificates of deposit	321	505	826
Money market accounts	(82)	(331)	(413)

Total interest-bearing deposits	213	(1)	212
Federal Home Loan Bank advances	(224)	(640)	(864)

Total interest-bearing liabilities	$(11)	$(641)	$(652)

Change in net interest income	$214	$2,871	$3,085

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

(ii)

lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as brokered certificates of deposit and fixed-rate advances from the FHLB-Chicago;

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

The table below illustrates the simulated impact of immediate rate shocks, ranging from -400 basis points to +400 basis points on our earnings at risk for net interest income at June 30, 2025 over one-year and two-year periods. The net economic value of equity at risk table below sets forth our calculation of the estimated changes in our net economic value of equity at June 30, 2025 resulting from immediate rate shocks ranging from -400 basis points to +400 basis points.

Earnings at Risk

Change in Interest	% Change in Net Interest Income
Rates (basis points)	One Year	Two Years
+400	0.56	3.36
+300	0.52	2.76
+200	0.48	2.02
+100	0.32	1.11
0
-100	(2.47)	(3.38)
-200	(2.93)	(4.87)
-300	(2.25)	(5.27)
-400	0.01	(4.07)

Net Economic Value of Equity (NEVE) at Risk

Change in Interest Rates (basis points)	Estimated NEVE	% Change NEVE
+400	111,526	(6.63)
+300	113,103	(5.31)
+200	114,794	(3.90)
+100	117,008	(2.05)
0	119,451
-100	120,541	0.91
-200	122,226	2.32
-300	123,057	3.02
-400	123,476	3.37

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the FHLB-Chicago, and maturities of securities. We also utilize brokered certificates of deposit, internet funding, borrowings from the Federal Reserve Discount Window and BTFP, and sales of securities, when appropriate. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists to meet the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended June 30, 2025 and 2024, our liquidity ratio averaged 24.1% and 25.9% of our total assets, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2025.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2025, cash and cash equivalents totaled $20.1 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2025, we had $7.6 million in loan commitments outstanding, and $69.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2025 totaled $272.6 million, or 37.8% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2026. Additionally, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended June 30, 2025 and 2024, we originated $163.1 million and $215.2 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB-Chicago advances. We had a net decrease in total deposits of $5.9 million for the year ended June 30, 2025, and a net decrease in total deposits of $8.1 million for the year ended June 30, 2024. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the FHLB-Chicago, Federal Reserve Bank of Chicago, and a correspondent bank. Borrowings at June 30, 2025 consisted of $54.1 million in FHLB-Chicago advances. At June 30, 2025, we had the ability to borrow up to an additional $62.7 million from the FHLB-Chicago based on our collateral, we had $14.0 million available from a correspondent bank, and had the ability to borrow an additional $35.3 million from the Federal Reserve Bank of Chicago based upon current collateral pledged.

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

At June 30, 2025, Iroquois Federal exceeded all regulatory capital requirements. Iroquois Federal is considered “well capitalized” under regulatory guidelines. See Note 11 Regulatory Matters of the notes to the financial statements included in this Annual Report on Form 10-K.

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

The Consolidated Financial Statements, including supplemental data, of IF Bancorp begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Iroquois Federal, in reports that are filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2025 is effective.

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
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of
Rule 10b5-1(c)
or any
“non-Rule 10b5-1
trading arrangement,” as that term is used in SEC regulations.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be provided within 120 days of June 30, 2025.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be provided within 120 days of June 30, 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

The information required by this item will be provided within 120 days of June 30, 2025.

(b)	Security Ownership of Management

The information required by this item will be provided within 120 days of June 30, 2025.

(c)	Changes in Control

The information required by this item will be provided within 120 days of June 30, 2025.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2025 about Company common stock that may be issued upon the exercise of options under the IF Bancorp, Inc. 2022 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—	52,970
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	$—	52,970

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be provided within 120 days of June 30, 2025.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be provided within 120 days of June 30, 2025.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of IF Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of IF Bancorp, Inc. (2)

4.1	Specimen Stock Certificate of IF Bancorp, Inc. (1)

4.2	Description of Capital Stock of IF Bancorp, Inc.(10)

10.1	Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (3)

10.2	Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (3)

10.3	Change in Control Agreement of Pamela J. Verkler (4)

10.4	Change in Control Agreement of Thomas J. Chamberlain (9)

10.5	Amendment One to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (5)

10.6	Amendment One to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (5)

10.7	Amendment Two to Employment Agreement between Iroquois Federal Savings and Loan Association and Walter H. Hasselbring, III (6)

10.8	Amendment Two to Employment Agreement between IF Bancorp, Inc. and Walter H. Hasselbring, III (6)

10.9	Directors Non Qualified Retirement Plan (1)

10.10	IF Bancorp, Inc. 2022 Equity Incentive Plan (7)

19	Policy Regarding Insider Trading

21.0	List of Subsidiaries (1)

23.0	Consent of FORVIS MAZARS, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (8)

97	IF Bancorp, Inc. Clawback Policy (10)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2025 and 2024, (ii) the Consolidated Statements of Income for the years ended June 30, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2025 and 2024, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the years ended June 30, 2025 and 2024, and (vi) the notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-172842), as amended, initially filed with the SEC on March 16, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2018.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2015.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017.
(7)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on October 12, 2022.
(8)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(9)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 11, 2017.
(10)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 11, 2024.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: September 11, 2025	By:	/s/ Walter H. Hasselbring, III
Walter H. Hasselbring, III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Walter H. Hasselbring, III		September 11, 2025
Walter H. Hasselbring, III	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Pamela J. Verkler
Pamela J. Verkler	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 11, 2025

/s/ Alan D. Martin		September 11, 2025
Alan D. Martin	Director

/s/ Joseph A. Cowan		September 11, 2025
Joseph A. Cowan	Director

/s/ Wayne A. Lehmann		September 11, 2025
Wayne A. Lehmann	Director

/s/ Richard Stenzinger		September 11, 2025
Richard Stenzinger	Director

/s/ Dennis C. Wittenborn		September 11, 2025
Dennis C. Wittenborn	Director

/s/ Rodney E. Yergler		September 11, 2025
Rodney E. Yergler	Director

IF Bancorp, Inc.

Report of Independent Registered Public Accounting Firm and

Consolidated Financial Statements

June 30, 2025 and 2024

IF Bancorp, Inc.
June 30, 2025 and
2024

Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors, and Audit Committee
IF Bancorp, Inc.
Watseka, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of IF Bancorp, Inc. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Allowance for Credit Losses
As described in Note 3 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) was $6.6 million at June 30, 2025. The Company estimates the allowance for credit losses at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as the estimated credit losses inherent in the remainder of the loan portfolio. The determination of the ACL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, risk grading loans, identifying non-performing
loans, among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the ACL.
We identified the valuation of the ACL as a critical audit matter. Auditing the ACL involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other environmental factors used to adjust historical loss rates, evaluating the adequacy of specific allowances associated with non-performing
loans and assessing the appropriateness of loan grades.
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

•	Testing of completeness and accuracy of the information utilized in the calculation of the ACL;

•	Testing the computational accuracy of the calculations utilized in the ACL model;

•	Evaluating how historical losses are determined for each segment, including assessing the basis for the adjustments and the reasonableness of the significant assumptions used;

•	Testing the internal loan review functions and evaluating the assigned loan grades for appropriateness and reasonableness;

•	Evaluating the overall reasonableness of qualitative factors and forecast adjustments, including assessing the basis and reasonableness for the adjustments;

•	Reviewing subsequent events and considering whether they support or contradict the Company’s ACL estimate;

•	Evaluating overall reasonableness of estimated reserve by considering and comparing past performance of the Company’s loan portfolio, and trends in credit quality of the loan portfolio
We have served as the Company’s auditor since 2009.

/s/ Forvis Mazars, LLP
Decatur, Illinois
September 11, 2025

IF Bancorp, Inc.
Consolidated Balance Sheets
June 30, 2025 and 2024
(in thousands)
Assets

	2025	2024
Cash and due from banks	$18,703	$9,276
Interest-bearing demand deposits	1,389	295

Cash and cash equivalents	20,092	9,571

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	187,753	190,475
Loans, net of allowance for credit losses of $6,627 and $7,499 at June 30, 2025 and 2024, respectively	633,603	639,297
Premises and equipment, net of accumulated depreciation of $9,503 and $9,196 at June 30, 2025 and 2024, respectively	10,201	10,580
Federal Home Loan Bank stock, at cost	5,174	4,499
Foreclosed assets held for sale	165	—
Accrued interest receivable	3,545	3,457
Bank-owned life insurance	15,348	14,892
Mortgage servicing rights	1,429	1,491
Deferred income taxes	8,656	10,483
Other	1,443	2,750

Total assets	$887,659	$887,745

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2025	2024
Liabilities
Deposits
Demand	$104,428	$103,314
Savings, NOW and money market	303,745	304,230
Certificates of deposit	283,368	290,633
Brokered certificates of deposit	29,717	29,000

Total deposits	721,258	727,177

Repurchase agreements	18,795	17,772
Federal Home Loan Bank advances	54,124	32,999
Other borrowings	—	25,250
Advances from borrowers for taxes and insurance	972	968
Accrued post-retirement benefit obligation	2,169	2,256
Accrued interest payable	1,861	3,009
Allowance for credit losses on off-balance sheet credit exposure	75	98
Other	6,568	4,300

Total liabilities	805,822	813,829

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 3,351,526 and 3,353,026 shares issued and outstanding at June 30, 2025 and 2024, respectively	33	33
Additional paid-in capital	52,329	51,913
Unearned ESOP shares, at cost, 115,470 and 134,715 shares at June 30, 2025 and 2024, respectively	(1,155)	(1,347)
Retained earnings	46,894	43,876
Accumulated other comprehensive loss, net of tax	(16,264)	(20,559)

Total stockholders’ equity	81,837	73,916

Total liabilities and stockholders’ equity	$887,659	$887,745

IF Bancorp, Inc.
Consolidated Statements of Income
Years Ended June 30, 2025 and 2024
(in thousands)

	2025	2024
Interest Income
Interest and fees on loans	$37,628	$34,826
Securities
Taxable	5,035	5,445
Tax-exempt	89	97
Federal Home Loan Bank dividends	457	378
Deposits with financial institutions	208	238

Total interest and dividend income	43,417	40,984

Interest Expense
Deposits	17,865	17,653
Federal Home Loan Bank advances and repurchase agreements	4,211	4,752
Line of credit and other borrowings	527	850

Total interest expense	22,603	23,255

Net Interest Income	20,814	17,729
Provision (Credit) for Credit Losses	(701)	32

Net Interest Income After Provision (Credit) for Credit Losses	21,515	17,697

Noninterest Income
Customer service fees	481	416
Other service charges and fees	256	258
Insurance commissions	867	745
Brokerage commissions	720	650
Net realized losses on sale of available-for-sale securities	(71)	—
Mortgage banking income, net	274	338
Gain on sale of loans	295	266
Bank-owned life insurance income, net	458	506
Other	1,664	1,207

Total noninterest income	4,944	4,386

See Notes to Consolidated Financial Statements

	2025	2024
Noninterest Expense
Compensation and benefits	$13,204	$12,012
Office occupancy	1,071	1,036
Equipment	2,287	2,185
Federal deposit insurance	476	574
Stationary, printing and office	98	58
Advertising	382	409
Professional services	520	426
Supervisory examination	115	101
Audit and accounting services	189	175
Organizational dues and subscriptions	56	55
Insurance bond premiums	253	235
Telephone and postage	169	157
Loss (gain) on sale of foreclosed assets	(8)	1
Other	1,730	2,304

Total noninterest expense	20,542	19,728

Income Before Income Tax	5,917	2,355
Provision for Income Taxes	1,613	565

Net Income	$4,304	$1,790

Earnings Per Share:
Basic	$1.37	$0.57
Diluted	$1.37	$0.57
Dividends Paid Per Share	$0.40	$0.40

IF Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2025 and 2024
(in thousands)

	2025	2024
Net Income	$4,304	$1,790
Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $1,665 and $378 for 2025 and 2024, respectively	4,176	947
Less: reclassification adjustment for realized losses included in net income, net of taxes of $(20) and $0 for 2025 and 2024, respectively	(51)	—

	4,227	947

Change in post-retirement health plan gains and losses, net of taxes of $31 and $56 for 2025 and 2024, respectively	68	142

Other comprehensive income, net of tax	4,295	1,089

Comprehensive Income	$8,599	$2,879

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended June 30, 2025 and 2024
(in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2023	33	51,543	$(1,540)	$43,365	$(21,648)	$71,753
Net income	—	—	—	1,790	—	1,790
Other comprehensive income	—	—	—	—	1,089	1,089
Dividends on common stock, $0.40 per share	—	—	—	(1,279)	—	(1,279)
Stock equity plan	—	260	—	—	—	260
ESOP shares earned, 19,245 shares	—	110	193	—	—	303

Balance, June 30, 2024	33	51,913	(1,347)	43,876	(20,559)	73,916
Net income	—	—	—	4,304	—	4,304
Other comprehensive income	—	—	—	—	4,295	4,295
Dividends on common stock, $0.40 per share	—	—	—	(1,286)	—	(1,286)
Stock equity plan	—	187	—	—	—	187
ESOP shares earned, 19,245 shares	—	229	192	—	—	421

Balance, June 30, 2025	$33	$52,329	$(1,155)	$46,894	$(16,264)	$81,837

See Notes to Consolidated Financial Statements

IF Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2025 and 2024
(in thousands)

	2025	2024
Operating Activities
Net income	$4,304	$1,790
Items not requiring (providing) cash
Depreciation	621	671
Provision (credit) for credit losses	(701)	150
Amortization (accretion) of premiums and discounts on securities	(179)	(214)
Deferred income taxes	114	120
Net realized gains on loan sales	(295)	(266)
Net realized losses on sales of available-for-sale securities	71	—
Loss (gain) on foreclosed real estate held for sale	(8)	1
Bank-owned life insurance income, net	(456)	(506)
Originations of loans held for sale	(15,284)	(13,531)
Proceeds from sales of loans held for sale	15,641	13,788
ESOP compensation expense	421	303
Stock equity plan expense	187	260
Changes in
Accrued interest receivable	(88)	(676)
Other assets	1,307	921
Accrued interest payable	(1,148)	1,343
Post-retirement benefit obligation	9	23
Other liabilities	2,245	(1,894)

Net cash provided by operating activities	6,761	2,283

Investing Activities
Net change in interest bearing time deposits	—	1,000
Purchases of available-for-sale securities	(18,342)	(1,977)
Proceeds from the sales of available-for-sale securities	4,665	—
Proceeds from maturities and pay-downs of available-for-sale securities	22,419	14,340
Net change in loans	6,189	(51,993)
Purchase of premises and equipment	(242)	(247)
Proceeds from sale of premises and equipment	—	88
Proceeds from the sale of foreclosed assets	49	33
Purchase of Federal Home Loan Bank stock	(1,466)	(2,292)
Redemption of Federal Home Loan Bank stock	791	920
Proceeds from settlement of bank-owned life insurance death claim	—	375

Net cash provided by (used in) investing activities	14,063	(39,753)

See Notes to Consolidated Financial Statements

	2025	2024
Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	$629	$(44,174)
Net increase (decrease) in certificates of deposit, including brokered certificates	(6,548)	36,037
Net increase (decrease) in advances from borrowers for taxes and insurance	4	(265)
Proceeds from Federal Home Loan Bank advances	563,125	680,499
Repayment of Federal Home Loan Bank advances	(542,000)	(667,000)
Proceeds from other borrowings	114,700	523,175
Repayments of other borrowings	(139,950)	(497,925)
Net increase in repurchase agreements	1,023	6,985
Dividends paid	(1,286)	(1,279)

Net cash provided by (used in) financing activities	(10,303)	36,053

Increase (Decrease) in Cash and Cash Equivalents	10,521	(1,417)
Cash and Cash Equivalents, Beginning of Year	9,571	10,988

Cash and Cash Equivalents, End of Year	$20,092	$9,571

Supplemental Cash Flows Information
Interest paid	$23,751	$21,912
Income taxes paid (net of refunds)	$967	$347
Foreclosed assets acquired in settlement of loans	$206	$3

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
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
Segment Reporting
The Company operates as a
single
segment entity for financial reporting purposes and adopted ASU
2023-07
during the fiscal year ended June 30, 2025. The Chief Executive Officer, Walter H. Hasselbring, III, serves as the Company’s chief operating decision maker (CODM). The CODM allocates resources and assesses the performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions, of the Company and its wholly owned subsidiaries and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. Management has reviewed the requirements of ASU
2023-07
and has determined that no additional segment disclosures are required. Specifically,

•	the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

•	no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and

•	the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process.
Based on this assessment, the Company’s financial statement disclosures fully comply with ASC
2023-07,
and no additional qualitative segment disclosures are necessary.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and income taxes.
Interest-bearing Time Deposits in Banks
Interest-bearing time deposits in banks are carried at cost.
Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2025 and 2024, cash equivalents consisted primarily of noninterest bearing deposits and interest bearing demand deposits.
At June 30, 2025, the Company’s cash accounts exceeded federally insured limits by approximately $4.1 million. The Company had approximately $7.6 million at the Federal Reserve and Federal Home Loan Banks, which are government-affiliated entities not insured by the FDIC.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

For AFS securities with fair value less than amortized cost that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income (loss). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections and is recorded to the ACL on investments, by a charge to provision for credit losses. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security, or, if it is more likely than not the Company will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there would be no ACL in this situation.
The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at June 30, 2025 or 2024.
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
June 30, 2025 and 2024
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
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
off-balance
sheet credit exposures is

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
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
Long-Lived Asset Impairment
The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset are less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No asset impairment was recognized during the years ended June 30, 2025 and 2024.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
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
June 30, 2025 and 2024
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
June 30, 2025 and 2024
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation and depreciation on available-for-sale
securities, adjustments for realized gains (losses) included in net income, and changes in the funded status of the postretirement health benefit plan.
Stock-based Compensation Plans
At June 30, 2025 and 2024, the Company has stock-based compensation plans (stock options and restricted stock) which are described more fully in Note 14.
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
2023-07,
Segment Reporting (Topic 280)
:
Improvements to Reportable Segment Disclosures
. The amendments in this update require annual and interim disclosures on significant segment expenses that are regularly provided to the chief operating decision maker and require annual and interim disclosures on “other segment items”, where the other segment items category is the difference between segment revenue less segment expense compared to the reported measure of segment profit or loss. In addition, the amendments require all annual disclosures that are currently required to be reported on an interim basis and require the disclosure of the title and position of the chief operating decision maker and how that position uses the information to assess segment performance and the allocation of resources. While the Company only has one reportable segment, the update requires public entities with a single segment to provide all segment disclosures under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024. The Company adopted ASU
2023-07
in the fiscal year ended June 30, 2025, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
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

Note 2:	Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
June 30, 2025:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$1,986	$—	$(174)	$1,812
Mortgage-backed:
GSE residential	192,261	70	(21,252)	171,079
Small Business Administration	14,894	—	(1,780)	13,114
State and political subdivisions	1,748	—	—	1,748

	$210,889	$70	$(23,206)	$187,753

June 30, 2024:
U.S. Treasury	$497	$—	$(53)	$444
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	6,979	—	(370)	6,609
Mortgage-backed:
GSE residential	192,556	41	(26,361)	166,236
Small Business Administration	16,387	—	(2,301)	14,086
State and political subdivisions	3,104	—	(4)	3,100

	$219,523	$41	$(29,089)	$190,475

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

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
Accrued
interest
on securities available for sale totaled $482,000 and $509,000 as of June 30, 2025 and 2024, respectively, and is included in the accrued interest receivable line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change.
The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at June 30, 2025 or 2024.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the collectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

The Company did not hold securities of any one issuer at June 30, 2025 and 2024 with a book value that exceeded 10% of the Company’s total equity except for: Mortgage-backed GSE residential securities and Small Business Administration securities with an amortized cost of approximately $192,261,000 and $14,894,000, respectively, and a market value of approximately $171,079,000 and $13,114,000, respectively, at June 30, 2025, and with an amortized cost of approximately $192,556,000 and $16,387,000, respectively, and a market value of approximately $166,236,000 and $14,086,000, respectively at June 30, 2024.
All mortgage-backed securities at June 30, 2025 and June 30, 2024 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	3,782	3,570
Five to ten years	6,050	5,697
After ten years	8,796	7,407

	18,628	16,674
Mortgage-backed securities	192,261	171,079

Totals	$210,889	$187,753

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $102,268,000 at June 30, 2025 and $118,577,000 at June 30, 2024.
Gross gains of $30,000 and $0 and gross losses of $101,000 and $0 resulting from sales of available-for-sale
securities were realized for 2025 and 2024, respectively. The tax credit applicable to these net realized losses amounted to approximately $20,000 and $0 for 2025 and 2024, respectively.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2025 and 2024, was $173,405,000 and $185,652,000, respectively, which is approximately 92% and 97% of the Company’s available-for-sale
investment portfolio. These declines in fair value at June 30, 2025 and 2024, resulted from changes in market interest rates and are considered temporary.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and 2024:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025:
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	$—	$—	$1,812	$(174)	$1,812	$(174)
Mortgage-backed:
GSE residential	7,887	(100)	150,592	(21,152)	158,479	(21,252)
Small Business Administration	1,242	(13)	11,872	(1,767)	13,114	(1,780)

Total	$9,129	$(113)	$164,276	$(23,093)	$173,405	$(23,206)

June 30, 2024:
U.S. Treasury	$—	$—	$444	$(53)	$444	$(53)
U.S. Government and federal agency and Government sponsored enterprises (GSEs)	—	—	6,609	(370)	6,609	(370)
Mortgage-backed:
GSE residential	945	(1)	162,525	(26,360)	163,470	(26,361)
Small Business Administration	—	—	14086	(2,301)	14,086	(2,301)
State and political subdivisions	1,043	(4)	—	—	1,043	(4)

Total	$1,988	$(5)	$183,664	$(29,084)	$185,652	$(29,089)

As of June 30, 2025, the Company’s
available-for-sale
securities portfolio consisted of 179 securities, of which 167 were in an unrealized loss position. The unrealized losses relate to all categories of securities.
The unrealized losses on the Company’s investment in U.S. Treasury, U.S. Government and federal agency, GSE residential mortgage-backed securities, Small Business Administration, and state and political subdivisions securities at June 30, 2025 and 2024, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to need an allowance for credit losses at June 30, 2025 and 2024.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Note 3:	Loans and Allowance for Credit Losses
Classes of loans at June 30, include:

	2025	2024
Real estate loans
One- to four-family	$178,979	$177,263
Multi-family	126,127	126,031
Commercial	201,550	200,017
Home equity lines of credit	10,487	9,859
Construction	22,927	33,708
Commercial Business	93,961	91,784
Consumer	5,855	7,727

	639,886	646,389
Less
Unearned fees and discounts, net	(344)	(407)
Allowance for credit losses	6,627	7,499

Loans, net	$633,603	$639,297

The Company had no loans held for sale included in
one-
to four-family real estate loans as of June 30, 2025 and 2024.
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
June 30, 2025 and 2024
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
June 30, 2025 and 2024
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
The Company also offers United States Department of Agriculture (USDA Rural Development), Federal Housing Administration and Veterans Affairs loans that are originated through a nationwide wholesale lender.
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
Commercial Real Estate and Multi-Family Real Estate Loans
Commercial real estate mortgage loans are primarily secured by owner-occupied businesses, student housing, retail rentals, churches, office buildings and farm loans secured by real estate. In underwriting commercial real estate and multi-family real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry gu ide
lines that are closely monitored by the Company.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
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
Real Estate Construction Loans
The Company originates construction loans for
one-
to four-fam
ily
residential properties and commercial real estate properties, including multi-family properties. The Company generally requires that a commitment for permanent financing be in place prior to closing the construction loan. The repayment of these loans is typically through permanent financing following completion of the construction. Construction loans are inherently riskier than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans. These loans are closely monitored and subject to other industry guidelines.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
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
Loan Concentrations
The loan portfolio includes a concentration of loans secured by commercial and multi-family real estate properties, amounting to $339,861,000 and $346,499,000 as of June 30, 2025 and 2024, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $198,000 and $253,000 at June 30, 2025 and 2024, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of $55,849,000 and $51,798,000 at June 30, 2025 and 2024, respectively, of which $38,860,000 and $34,929,000, at June 30, 2025 and 2024 were outside of our primary market area.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses and the recorded investment in loans based on loan classes as of June 30, 2025 and 2024:

	2025
	Real Estate Loans
	One- to four- family	Multi-family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of year	$1,774	$1,764	$2,358	$148
Provision (credit) charged to expense	(222)	(121)	(106)	(4)
Losses charged off	(79)	(350)	—	—
Recoveries	2	220	—	—

Balance, end of period	$1,475	$1,513	$2,252	$144

Loans:
Ending balance	$178,979	$126,127	$201,550	$10,487

	2025 (Continued)
	Construction	Commercial Business	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$337	$1,053	$65	$7,499
Provision (credit) charged to expense	(131)	(131)	37	(678)
Losses charged off	—	(50)	(70)	(549)
Recoveries	—	113	20	355

Balance, end of year	$206	$985	$52	$6,627

Loans:
Ending balance	$22,927	$93,961	$5,855	$639,886

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.
The allowance for credit losses (ACL) represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the assets. The provision (or credit) for credit losses is the charge against (or benefit to) current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for credit losses. In determining the adequacy of the allowance for credit losses, and therefore the provision to be charged to current earnings, the Company relies on a sound credit review and approval process. The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

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
June 30, 2025 and 2024
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
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
The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and calendar year of origination as of June 30, 2025 and 2024 (in thousands):

June 30, 2025 Risk Rating	2025	2024	2023	2022	2021	Prior Years	Total
One- to Four-Family
Pass	$16,760	$23,826	$32,946	$45,173	$19,879	$40,102	$178,686
Watch	—	—	—	—	51	40	91
Substandard	—	—	—	3	5	194	202

Total	$16,760	$23,826	$32,946	$45,176	$19,935	$40,336	$178,979

Current period charge-offs	$—	$—	$—	$—	$—	$(79)	$(79)
Current period recoveries	$—	$—	$—	$—	$—	$2	$2
Multi-Family
Pass	$4,517	$15,648	$10,379	$39,148	$19,827	$36,383	$125,902
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	225	225

Total	$4,517	$15,648	$10,379	$39,148	$19,827	$36,608	$126,127

Current period charge-offs	$—	$(350)	$—	$—	$—	$—	$(350)
Current period recoveries	$—	$220	$—	$—	$—	$—	$220
Commercial Real Estate
Pass	$9,649	$14,724	$26,490	$50,471	$28,946	$69,788	$200,068
Watch	—	—	—	—	135	—	135
Substandard	—	—	—	—	846	501	1,347

Total	$9,649	$14,724	$26,490	$50,471	$29,927	$70,289	$201,550

Home Equity Line of Credit
Pass	$1,004	$2,884	$1,851	$1,616	$1,230	$1,902	$10,487
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,004	$2,884	$1,851	$1,616	$1,230	$1,902	$10,487

Construction
Pass	$2,165	$8,574	$12,062	$123	$—	$3	$22,927
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,165	$8,574	$12,062	$123	$—	$3	$22,927

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Commercial Business
Pass	$10,266	$23,374	$31,068	$4,070	$5,209	$14,493	$88,480
Watch	—	—	—	—	—	—	—
Substandard	—	—	3,355	3	197	1,926	5,481

Total	$10,266	$23,374	$34,423	$4,073	$5,406	$16,419	$93,961

Current period charge-offs	$—	$(50)	$—	$—	$—	$—	$(50)
Current period recoveries	$—	$50	$—	$—	$—	$63	$113
Consumer
Pass	$1,489	$1,583	$1,430	$883	$304	$149	$5,838
Watch	—	—	—	—	—	—	—
Substandard	—	—	17	—	—	—	17

Total	$1,489	$1,583	$1,447	$883	$304	$149	$5,855

Current period charge-offs	$(28)	$(41)	$—	$(1)	$—	$—	$(70)
Current period recoveries	$7	$13	$—	$—	$—	$—	$20
Total Loans
Pass	$45,850	$90,613	$116,226	$141,484	$75,395	$162,820	$632,388
Watch	—	—	—	—	186	40	226
Substandard	—	—	3,372	6	1,048	2,846	7,272

Total	$45,850	$90,613	$119,598	$141,490	$76,629	$165,706	$639,886

June 30, 2024 Risk Rating	2024	2023	2022	2021	2020	Prior Years	Total
One- to Four-Family
Pass	$14,790	$39,202	$51,262	$24,362	$15,455	$31,926	$176,997
Watch	—	—	—	72	—	—	72
Substandard	—	14	5	5	—	170	194

Total	$14,790	$39,216	$51,267	$24,439	$15,455	$32,096	$177,263

Current period recoveries	$—	$—	$—	$—	$—	$3	$3
Multi-Family
Pass	$573	$9,004	$51,279	$20,346	$22,728	$21,867	$125,797
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	234	234

Total	$573	$9,004	$51,279	$20,346	$22,728	$22,101	$126,031

Commercial Real Estate
Pass	$4,602	$29,665	$57,530	$27,622	$30,489	$48,886	$198,794
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	150	821	252	1,223

Total	$4,602	$29,665	$57,530	$27,772	$31,310	$49,138	$200,017

Home Equity Line of Credit
Pass	$1,629	$2,361	$1,874	$1,806	$795	$1,394	$9,859
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,629	$2,361	$1,874	$1,806	$795	$1,394	$9,859

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Construction
Pass	$9,123	$21,043	$3,250	$—	$—	$292	$33,708
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$9,123	$21,043	$3,250	$—	$—	$292	$33,708

Commercial Business
Pass	$10,357	$38,853	$10,158	$9,898	$8,201	$12,803	$90,270
Watch	—	—	—	—	—	—	—
Substandard	—	133	47	190	1,088	56	1,514

Total	$10,357	$38,986	$10,205	$10,088	$9,289	$12,859	$91,784

Current period recoveries	$—	$—	$—	$—	$242	$—	$242
Consumer
Pass	$1,956	$2,635	$1,830	$843	$394	$69	$7,727
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,956	$2,635	$1,830	$843	$394	$69	$7,727

Current period charge-offs	$(48)	$—	$—	$(1)	$—	$—	$(49)
Current period recoveries	$14	$—	$—	$—	$—	$—	$14
Total Loans
Pass	$43,030	$142,763	$177,183	$84,877	$78,062	$117,237	$643,152
Watch	—	—	—	72	—	—	72
Substandard	—	147	52	345	1,909	712	3,165

Total	$43,030	$142,910	$177,235	$85,294	$79,971	$117,949	$646,389

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2025:
Real estate loans:
One- to four-family	$866	$307	$29	$1,202	$177,777	$178,979	$29
Multi-family	25	—	—	25	126,102	126,127	—
Commercial	1,049	249	—	1,298	200,252	201,550	—
Home equity lines of credit	—	—	—	—	10,487	10,487	—
Construction	—	—	—	—	22,927	22,927	—
Commercial Business	256	300	—	556	93,405	93,961	—
Consumer	56	—	17	73	5,782	5,855	—

Total	$2,252	$856	$46	$3,154	$636,732	$639,886	$29

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2024:
Real estate loans:
One- to four-family	$1,009	$192	$—	$1,201	$176,062	$177,263	$—
Multi-family	141	—	—	141	125,890	126,031	—
Commercial	—	—	150	150	199,867	200,017	—
Home equity lines of credit	17	25	—	42	9,817	9,859	—
Construction	237	—	—	237	33,471	33,708	—
Commercial Business	21	20	—	41	91,743	91,784	—
Consumer	27	1	23	51	7,676	7,727	23

Total	$1,452	$238	$173	$1,863	$644,526	$646,389	$23

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some loans are selected to be evaluated individually. At June 30, 2025 and 2024, no non-performing
loans were individually evaluated and no specific reserve was established.
The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded as of June 30, 2025 and 2024:

	June 30, 2025		June 30, 2024
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Mortgages on real estate:
One- to four-family	$—	$—	$—	$—
Multi-family	—	—	—	—
Commercial	—	—	—	150
Home equity lines of credit	—	—	—	—
Construction loans	—	—	—	—
Commercial business loans	—	—	—	—
Consumer loans	—	17	—	—

Total	$—	$17	$—	$150

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Loan Modifications with Borrowers Experiencing Financial Difficulty
The Company no loan modifications for borrowers experiencing financial difficulty in the year ended June 30, 2025, and two loan modifications for borrowers with financial difficulties in the year ended June 30, 2024.
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

Loan Modifications with Defaults
The Company had no loan modifications for borrowers experiencing financial difficulty in default or in foreclosure as of June 30, 2025, or June 30, 2024. The Company defines a default as any loan that becomes 90 days or more past due.
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
The Company may obtain
physical
possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of June 30, 2025 and 2024, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $
165,000 and $0, respectively. As of June 30, 2025 and 2024, the Company had no residential mortgage loans or home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in process.

IF Bancorp, Inc.
Notes to Consolidated Financial Statem
ents
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Note 4:	Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:

	2025	2024
Land	$2,124	$2,124
Buildings and improvements	13,329	13,204
Furniture and equipment	4,251	4,448

	19,704	19,776
Less accumulated depreciation	9,503	9,196

Net premises and equipment	$10,201	$10,580

Note 5:	Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $134,304,000 and $133,786,000 at June 30, 2025 and 2024, respectively.
Custodial escrow balances in connection with the foregoing loan servicing were $1,127,000 and $1,090,000 at June 30, 2025 and 2024, respectively.
The aggregate fair value of capitalized mortgage servicing rights at June 30, 2025 and 2024 was $1,429,000 and $1,491,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, custodial earnings rate, default rates and losses and prepayment speeds.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

The following summarizes the activity in mortgage servicing rights measured using the fair value method:

	2025	2024
Fair value, beginning of period	$1,491	$1,482
Additions:
Servicing assets resulting from asset transfers	130	151
Subtractions:
Payments received and loans refinanced	(122)	(143)
Changes in fair value, due to changes in valuation inputs or assumptions	(70)	1

Fair value, end of period	$1,429	$1,491

For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

Note 6:	Interest-bearing Deposits
Interest-bearing deposits in denominations of $100,000 or more were $369,226,000 at June 30, 2025 and $367,035,000 at June 30, 2024.
The following table represents interest expense by deposit type:

	2025	2024
Savings, NOW, and Money Market	$4,737	$5,351
Certificates of deposit	11,732	10,996
Brokered certificates of deposit	1,396	1,306

Total deposit interest expense	$17,865	$17,653

At June 30, 2025, the scheduled maturities of time deposits; including brokered time deposits, are as follows:

2026	$272,570
2027	32,481
2028	7,477
2029	461
2030 and thereafter	96

$313,085

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Note 7:	Federal Home Loan Bank Advances and Other Borrowings
The Federal Home Loan Bank advances totaled $54,124,000 and $32,999,000 as of June 30, 2025 and 2024, respectively. The Federal Home Loan Bank advances are secured by mortgage, multi-family, commercial real estate, and home equity line of credit loans totaling $415,223,000 and $408,196,000 at June 30, 2025 and 2024, respectively. Advances at June 30, 2025, at interest rates from 0.00 to 4.93 percent are subject to restrictions or penalties in the event of prepayment.
Aggregate annual maturities of Federal Home Loan Bank advances at June 30, 2025, are:

2026	$5,500
2027	25,000
2028	10,100
2029	1,009
2030	11,050
Thereafter	1,465

$54,124

The Company also has four Public Unit Deposit letters of credit with the FHLB, whereby the FHLB issues a letter of credit directly to a public unit (i.e. municipality, state, and local government agency) to collateralize and secure its deposits. At June 30, 2025, the outstanding letters of credit amounts were $80,000,000 with a maturity of May 6, 2026, $6,500,000 with a maturity of November 29, 2025, $11,000,000 with a maturity of November 29, 2025, and $9,000,000 with a maturity of December 29, 2025. All four letters of credit are renewable annually and have an interest rate of 0.065 percent. At June 30, 2024, we had four outstanding letters of credit totaling $116,500,000 and an interest rate of 0.065 percent.
Other borrowings include borrowings from the Federal Reserve Bank of Chicago. The Company utilizes the Federal Reserve Bank Discount Window periodically for overnight funding. At June 30, 2025, the collateral value of loans pledged at the Federal Reserve Bank was $35,251,000. The Company had no borrowings from the Federal Reserve Bank at June 30, 2025, and $25,250,000 in borrowings from the Federal Reserve Bank Term Funding Program at June 30, 2024.
In October of 2024, the Company renewed a revolving line of credit up to $4.0 million from CIBC BANK USA for general corporate purposes at a rate equal to prime rate minus 75 basis points, an unused commitment fee of 0.10%, and collateralized by common stock of the Association. The current note matures in October 2025. The Company also has a Fed Funds line of credit in the amount of $10.0 million from CIBC BANK USA. The Company had no outstanding balance at June 30, 2025 or June 30, 2024 on these lines of credit.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Repurchase Agreements
Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The carrying value of securities sold under the agreement to repurchase amounted to $18,795,000 at June 30, 2025 and $17,772,000 at June 30, 2024. At June 30, 2025, all $18,795,000 of our repurchase agreements had an overnight maturity. The maximum amount of outstanding agreements at any month-end
during 2025 and 2024 totaled $18,954,000 and $18,377,000, respectively, and the monthly average of such agreements totaled $18,337,000 and $16,276,000 for 2025 and 2024, respectively. All of our repurchase agreements were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

Note 8:	Income Taxes
The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the States of Illinois, Missouri, Indiana and Iowa. During the years ended June 30, 2025 and 2024, the Company did not recognize expense for interest or penalties.
The provision for income taxes includes these components:

	2025	2024
Taxes currently payable	$1,499	$445
Deferred income taxes	114	120

Income tax expense	$1,613	$565

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2025	2024
Computed at the statutory rate of 21.0%	$1,243	$495
Increase (decrease) resulting from
Tax exempt interest	(28)	(30)
Cash surrender value of life insurance	(96)	(106)
State income taxes	434	152
Other	60	54

Actual tax expense	$1,613	$565

Tax rate as a percentage of pre-tax income	27.3%	24.0%

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	2025	2024
Deferred tax assets
Allowance for credit losses (ACL) on loans	$1,886	$2,134
ACL on off-balance sheet credit exposures	21	28
Accrued retirement liability	729	726
Deferred compensation	739	678
Deferred loan fees	55	99
Unrealized losses on available-for-sale securities	6,595	8,280
Accrued vacation	63	70
MPF recourse liability	24	29
Deferred revenue Mastercard	5	9
Restricted stock	33	20
Accrued professional services	22	21
Other	1	3

	10,173	12,097

Deferred tax liabilities
Depreciation	(755)	(815)
Mortgage servicing rights	(407)	(425)
Deferred loan expense	(153)	(214)
Prepaid expenses	(91)	(77)
Postretirement health plan	(111)	(83)

	(1,517)	(1,614)

Net deferred tax asset	$8,656	$10,483

Retained earnings at both June 30, 2025 and 2024, include approximately $2,217,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $466,000 at both June 30, 2025 and 2024.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Note 9:	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the years ended June 30, 2025 and 2024:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
June 30, 2025:
Beginning balance	$(20,768)	$209	$(20,559)
Other comprehensive income before reclassification	4,176	—	4,176
Amounts reclassified from accumulated other comprehensive income (loss)	51	—	51
Net current period other comprehensive income	—	68	68

Ending balance	$(16,541)	$277	$(16,264)

June 30, 2024:
Beginning balance	$(21,715)	$67	$(21,648)
Other comprehensive income (loss) before reclassification	947	—	947
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income	—	142	142

Ending balance	$(20,768)	$209	$(20,559)

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Note 10:	Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2025 and 2024, were as follows:

	Amounts Reclassified From AOCI
	2025	2024	Affected Line Item in the Condensed Consolidated Statements of Income
Realized losses on available-for-sale securities	$(71)	$—	Net realized losses on sale of available-for-sale securities
Amortization of defined benefit pension items:
Actuarial gains	99	198	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	28	198
Tax expense	11	56	Provision for Income Taxes

Total reclassification out of AOCI	$17	$142	Net Income

Note 11:	Regulatory Matters
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
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
As of June 30, 2025 and 2024, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s actual capital amounts (in thousands) and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025
Community Bank Leverage Ratio	$91,704	10.04%	$82,219	9.00%	$82,219	9.00%
Tier 1 capital (to adjusted total assets)	91,704	10.04%	36,542	4.00%	45,677	5.00%
Tangible capital (to adjusted tangible assets)	91,704	10.04%	13,703	1.50%	N/A	N/A
As of June 30, 2024
Community Bank Leverage Ratio	$86,672	9.23%	$84,484	9.00%	$84,484	9.00%
Tier 1 capital (to adjusted total assets)	86,672	9.23%	37,549	4.00%	46,936	5.00%
Tangible capital (to adjusted tangible assets)	86,672	9.23%	14,081	1.50%	N/A	N/A

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Note 12:	Related Party Transactions
At June 30, 2025 and 2024, the Company had loans outstanding to executive officers, directors, significant members and their affiliates (related parties). Changes in loans to executive officers and directors are summarized as follows:

	2025	2024
Balance, beginning of year	$2,527	$2,798
New loans	425	301
Repayments	(492)	(572)

Balance, end of year	$2,460	$2,527

Deposits from related parties held by the Company at June 30, 2025 and 2024 totaled $2,546,000 and $2,660,000, respectively.
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
The Company sponsors a noncontributory post-retirement health benefit plan (post-retirement plan). The post-retirement plan provides medical coverage benefits for former employees and their spouses upon retirement. The post-retirement plan has no assets to offset the future liabilities incurred under the post-retirement plan. The Company’s funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Company may determine to be appropriate from time to time. The Company expects to contribute $113,000 to the plan in fiscal year 2026.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

The Company uses a June 30 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2025	2024
Change in benefit obligation
Beginning of year	$2,256	$2,431
Service cost	36	41
Interest cost	116	112
Actuarial gain (loss)	(114)	(196)
Benefits paid	(125)	(132)

End of year	$2,169	$2,256

Significant balances, costs and assumptions are:

	Post-retirement Plan
	2025	2024
Benefit obligation	$2,169	$2,256
Fair value of plan assets	—	—

Funded status	$(2,169)	$(2,256)

Accumulated benefit obligation	$2,169	$2,256

Amounts recognized in the consolidated balance sheets:

Accrued post-retirement benefit obligation	$2,169	$2,256

Components of net periodic benefit cost:

	2025	2024
Service cost	$36	$41
Interest cost	116	112
Amortization of loss	(15)	—

	$137	$153

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Amounts recognized in accumulated other comprehensive income (loss) not yet recognized as components of net periodic benefit cost consist of:

	2025	2024
Net income (loss)	$(448)	$(349)
Other significant balances and costs are:

	2025	2024
Employer contribution	$125	$132
Benefits paid	125	132
Benefit costs	137	153
Other changes in benefit obligations recognized in other comprehensive income are described in Note 10.
The estimated net loss (gain), prior service cost and transition obligation for the post-retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost of the next fiscal year are $(29), $0, and $0, respectively.
Discount rates of 5.42% and 5.31% were used for 2025 and 2024, respectively, to determine the benefit obligations, and 5.31% and 4.76%, respectively, for benefit costs.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point
change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on post-retirement benefit obligation	37	(40)
For measurement purposes, 8.0%, 7.0% and 7.0% annual rates of increase in the per capita cost of covered health care benefits were assumed for 2025, 2026 and 2027, respectively. The rate was assumed to decrease gradually to 5.0% by the year 2036 and remain at that level thereafter.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

The following post-retirement plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of June 30, 2025:

2026	$129
2027	156
2028	182
2029	193
2030	203
2031-2035	875
The Company has a 401(k) plan covering substantially all employees. The Company matches 25% of the first 5% of compensation that a participant defers. Employer contributions charged to expense for 2025 and 2024 were $86,000 and $96,000, respectively. The plan also includes an Employer Profit Sharing contribution which allows all eligible participants to receive at least 4% of their Plan year salary. The Company’s contributions for the plan years ended June 30, 2025 and 2024 were $374,000 and $402,000, respectively.
The Company has deferred compensation agreements for directors, which provides benefits payable upon normal retirement age of 72. The present value of the estimated liability under the agreement is being accrued using a discount rate of 6 percent. The deferred compensation charged to expense totaled $294,000 and $271,000 for the years ended June 30, 2025 and 2024, respectively. The agreements’ accrued liability of $2.6 million and $2.4 million as of June 30, 2025 and 2024, respectively, is included in other liabilities in the consolidated balance sheets. The following benefit payments are expected to be paid for these agreements:

2026	$199
2027	240
2028	262
2029	292
2030	300
Thereafter	4,489

$5,782

Note 14:	Stock-based Compensation
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
June 30, 2025 and 2024
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
The Company is accounting for its ESOP in accordance with ASC Topi
c 71
8,
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
A summary of ESOP shares at June 30, 2025 and 2024 are as follows (dollars in thousands):

	2025	2024
Allocated shares	179,498	170,696
Shares committed for release	19,245	19,245
Unearned shares	115,470	134,715

Total ESOP shares	314,213	324,656

Fair value of unearned ESOP shares (1)	$2,812	$2,180

(1)	Based on closing price of $24.35 and $16.18 per share on June 30, 2025, and 2024, respectively.
During the year ended June 30, 2025, 9,880 ESOP shares were paid to ESOP participants due to separation from service and 563 shares were transferred out as a result of participant diversification. During the year ended June 30, 2024, 9,130 ESOP shares were paid to ESOP participants due to separation from service and 2,405 shares were transferred out as a result of participant diversificati
on.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

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
On September 9, 2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association under the 2012 Equity Incentive Plan. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. No shares have been granted from the 2022 Equity Incentive Plan as of June 30, 2025, so there are 211,880 shares of restricted stock and 52,970 stock option shares available for future grants under this plan.
No stock options were outstanding at June 30, 2025 or June 30 2024. No stock options were granted or vested during the year ended June 30, 2025 and 2024.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

The following table summarizes
non-vested
restricted stock activity for the year ended June 30, 2025 and 2024:

	2025		2024
	Shares	Weighted -Average Grant-Date Fair Value	Shares	Weighted -Average Grant-Date Fair Value
Beginning of year	40,800	$19.10	62,314	$18.76
Granted	—	—	—	—
Forfeited	1,500	19.10	1,600	19.10
Earned and issued	10,200	19.10	19,914	18.76

End of Year	29,100	19.10	40,800	19.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock was $187,000 and $53,000, respectively, for the year ended June 30, 2025, and was $260,000 and $74,000, respectively, for the year ended June 30, 2024, and was recognized in non-interest
expense. Unrecognized compensation expense for
non-vested
restricted stock awards was $401,000 and is expected to be recognized over 2.2 years with a corresponding credit to paid-in
capital.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Note 15:	Earnings Per Share (“EPS”)
Basic and diluted earnings per common share are presented for the years ended June 30, 2025 and 2024. The factors used in the earnings per common share computation follow:

	June 30, 2025	June 30, 2024
Net income	$4,304	$1,790

Basic weighted average shares outstanding	3,276,118	3,276,491
Less: Average unallocated ESOP shares	(125,093)	(144,338)

Average shares outstanding	3,151,025	3,132,153

Diluted effect of restricted stock awards and stock options	—	—

Diluted average shares outstanding	3,151,025	3,132,153

Basic earnings per common share	$1.37	$0.57

Diluted earnings per common share	$1.37	$0.57

Note 16:	Disclosures about Fair Value of Assets
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and 2024:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025:
Available-for-sale securities:
US Government and federal agency	$1,812	$—	$1,812	$—
Mortgage-backed securities – GSE residential	171,079	—	171,079	—
Small Business Administration	13,114	—	13,114	—
State and political subdivisions	1,748	—	—	1,748
Mortgage servicing rights	1,429	—	—	1,429

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:
Available-for-sale securities:
US Treasury	$444	$444	$—	$—
US Government and federal agency	6,609	—	6,609	—
Mortgage-backed securities – GSE residential	166,236	—	166,236	—
Small Business Administration	14,086	—	14,086	—
State and political subdivisions	3,100	—	1,043	2,057
Mortgage servicing rights	1,491	—	—	1,491

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available-for-sale
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities as of June 30, 2025. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. For these investments, the inputs used by the pricing service to determine fair value may include one, or a combination of, observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bid, offers and reference data market research publications and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government and federal agency, mortgage-backed securities (GSE - residential), Small Business Administration, and state and political subdivisions. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
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
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:
June 30, 2025

	State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,057	$1,491	$3,548
Transfers into Level 3	—	130	130
Transfers out of Level 3	—	(122)	(122)
Total realized and unrealized gains and losses included in net income	—	(70)	(70)
Purchases	—	—	—
Sales	—	—	—
Settlements	(309)	—	(309)

Ending balance	$1,748	$1,429	$3,177

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$(70)	$(70)

June 30, 2024

	State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,361	$1,482	$3,843
Transfers into Level 3	—	151	151
Transfers out of Level 3	—	(143)	(143)
Total realized and unrealized gains and losses included in net income	—	1	1
Purchases	—	—	—
Sales	—	—	—
Settlements	(304)	—	(304)

Ending balance	$2,057	$1,491	$3,548

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$1	$1

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.
Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2025	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,429	Discounted cash flow	Discount rate	9.5% (9.5%)
			Constant prepayment rate	4.9% - 9.8% (9.2%)
			Probability of default	0.07% - 0.12% (0.12%)
State and political subdivision	$1,748	Discounted cash flow	Maturity/Call Date	1 month – 6 years
			Weighted average coupon	2.97% - 3.08% (3.04%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

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
There are no assets or liabilities measured using a
non-recurring
basis.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and 2024.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025:
Financial assets
Cash and cash equivalents	$20,092	$20,092	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for credit losses	633,603	—	—	610,986
Federal Home Loan Bank stock	5,174	—	5,174	—
Accrued interest receivable	3,545	—	3,545	—
Financial liabilities
Deposits	721,258	—	408,173	312,719
Repurchase agreements	18,795	—	18,795	—
Federal Home Loan Bank advances	54,124	—	52,892	—
Advances from borrowers for taxes and insurance	972	—	972	—
Accrued interest payable	1,861	—	1,861	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
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
The methods utilized to measure the fair value of financial instruments at June 30, 2025 represent an approximation of exit price; however, an actual exit price may differ.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
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
Post-retirement Benefit Obligations
The Company has a post-retirement health care plan whereby it agrees to provide certain post-retirement benefits to eligible employees. The benefit obligation is the actuarial present value of all benefits attributed to service rendered prior to the valuation date based on the projected unit credit cost method. It is reasonably possible that events could occur that would change the estimated amount of this liability materially in the near term.
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

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

At June 30, 2025 and 2024, the Company had outstanding commitments to originate loans aggregating approximately $7,631,000 and $8,317,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year
period. Loan commitments at fixed rates of interest amounted to $5,296,000 and $2,028,000 at June 30, 2025 and 2024, respectively, with the remainder subject to adjustable interest rates. The weighted average interest rates for fixed rate loan commitments were 7.18% and 7.43% as of June 30, 2025 and 2024, respectively.
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
instruments.
At June 30, 2025, the Company had granted unused lines of credit to borrowers aggregating approximately $55,815,000 and $13,843,000 for commercial lines and open-end
consumer lines, respectively. At June 30, 2024, the Company had granted unused lines of credit to borrowers aggregating approximately $58,696,000 and $12,545,000 for commercial lines and open-end
consumer lines, respectively.
Off-Balance
Sheet Credit Exposures
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. During the year ended June 30, 2025, the Company recorded a credit for credit losses on off-balance
sheet credit exposures of $23,000, compared to a credit for

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

credit losses of $118,000 for the year ended June 30, 2024. Our allowance for credit losses (ACL) on off-balance
sheet credit exposures was $75,000 and $98,000 at June 30, 2025 and 2024, respectively. This reduction was primarily due to a decrease in loans with unfunded balances without the Company’s ability to cancel on demand.
Other Credit Risks
At June 30, 2025 and 2024, the interest-bearing demand deposits on the consolidated balance sheets represent amounts on deposit with one financial institution, the Federal Home Loan Bank of Chicago.

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Note 19:	Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financia
l p
osition, results of operations and cash flows of the Company as of and for the years ended June 30, 2025 and 2024:
Condensed Balance Sheets

	June 30,	June 30,
	2025	2024
Assets
Cash and due from banks	$4,966	$6,191
Investment in common stock of subsidiary	75,440	66,113
ESOP loan	1,530	1,718

Total assets	$81,936	$74,022

Liabilities
Other liabilities	$99	$106

Total liabilities	99	106
Stockholders’ Equity	81,837	73,916

Total liabilities and stockholders’ equity	$81,936	$74,022

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts
in
thousands)

Condensed Statements of Income and Comprehensive Income

	Year Ending June 30,	Year Ending June 30,
	2025	2024
Income
Interest on ESOP loan	$140	$150

Total income	140	150
Expense
Other expenses	233	199

Total expense	233	199
Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(93)	(49)
Benefit for Income Taxes	(27)	(14)

Loss Before Equity in Undistributed Income of Subsidiary	(66)	(35)
Equity in Undistributed Income of Subsidiary	4,370	1,825

Net Income	$4,304	$1,790

Comprehensive Income	$8,599	$2,879

IF Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
(Table dollar amounts in thousands)

Condensed Statements of Cash Flows

	Year Ended June 30,	Year Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$4,304	$1,790

Items not requiring (providing) cash
Net change in other liabilities	(7)	(15)
Earnings from subsidiary	(4,370)	(1,825)

Net cash used in operating activities	(73)	(50)

Cash flows from financing activities
Dividends paid	(1,340)	(1,341)
Net Change in loan for ESOP	188	175

Net cash used in financing activities	(1,152)	(1,166)

Net Change in Cash and Cash Equivalents	(1,225)	(1,216)
Cash and Cash Equivalents at Beginning of Year	6,191	7,407

Cash and Cash Equivalents at End of Year	$4,966	$6,191