Form 10-K/A
period 2025-06-30
IF Bancorp, Inc.
filed 2025-10-28
CIK 1514743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
12b-2
of the Act). YES ☐ NO
☒
The aggregate market value of the voting and
non-voting
common equity held by nonaffiliates as of December 31, 2024 was $
56,138,000
.
The number of shares outstanding of the registrant’s common stock as of September 4, 2025 was
3,351,526
.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

i

Explanatory Note
This Amendment No. 1 to the Annual Report on Form
10-K
(this “Amendment”) amends the Annual Report on Form
10-K
for the fiscal year ended June 30, 2025, originally filed on September 11, 2025 (the “Original Filing”), by IF Bancorp, Inc., a Maryland corporation (“IF Bancorp” or the “Company”). The Company is filing this Amendment to present the information required by Part III of Form
10-K
as the Company will not file a definitive annual proxy statement within 120 days of the end of its fiscal year ended June 30, 2025.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of and for the periods covered in the Original Filing, and the Company has not updated the disclosures contained therein to reflect any subsequent events.

ii

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The Board of Directors of IF Bancorp is presently composed of nine members. The Board is divided into three classes with staggered three-year terms, with approximately one-third of the directors elected each year. The following sets forth certain information regarding the members of our board of directors, and executive officers who are not directors, including the terms of office of board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which the director was selected.

The business experience for the past five years of each of our directors is set forth below. With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the board of directors to determine that the person should serve as a director. The age indicated in each nominee’s biography is as of June 30, 2025.

Directors with Terms Ending in 2025

Dr. Rodney E. Yergler. Dr. Yergler operated his own dental practice in Crescent City, Illinois, from June 1, 1985 until his retirement May 31, 2023. He was a member of the American Dental Association, the Illinois State Dental Association, the Kankakee District Dental Association and the American Academy of Implant Dentistry. Dr. Yergler has a B.S. in Biology from Wheaton College and graduated cum laude from Loyola University School of Dentistry. He served for many years on the American Cancer Society Iroquois County Board and assisted with the Iroquois County Relay for Life for three years. He has also served as Superintendent for St. Peter’s Lutheran Church Sunday School and Church Council. He is currently on the Board for the Iroquois County Public Health Department. Dr. Yergler’s business experience and involvement in the local community provide the Board with invaluable perspective regarding the business community that we serve. Director of Iroquois Federal since 1998 and director of IF Bancorp since its formation. Age 67.

Pamela J. Verkler. Ms. Verkler has served with Iroquois Federal since 1982, holding positions of staff accountant, Assistant Treasurer, and Treasurer, before her current position of Senior Executive Vice President and Chief Financial Officer. Ms. Verkler holds a bachelor’s degree in business from the University of Illinois. She has over 40 years of experience in the financial services industry, and her responsibilities include supervision and oversight of the Accounting, Financial Management, Human Resources, and Investment areas. She also chairs the Asset/Liability Management Committee and has served as trustee of the company’s 401(k) plan. She is a member of the Financial Managers Society. Ms. Verkler has also served as Treasurer of the Iroquois County Community Unit

School District 9 since 1999. She has been active in the American Cancer Society, serving on the American Cancer Society Iroquois County Board for several years, as Relay For Life Accounting Chair for seven years and as Relay Team Captain for thirteen years. She has also served as vice president and treasurer of the Iroquois Federal Foundation since its formation in 2011. Director of Iroquois Federal since 2021 and director of IF Bancorp since 2022. Age 65.

Alan D. Martin. Mr. Martin has served with Iroquois Federal since 1973 and until his retirement in September 2015, had been our President and Chief Executive Officer since 1999. Mr. Martin spent eight years of his banking experience in the Danville and Vermilion County market for Iroquois Federal, giving him a broad perspective on the market area in which Iroquois Federal operates. He has a degree in Business Administration from Illinois State University. Mr. Martin serves on the Iroquois Federal Foundation Board and was its President from its inception in 2011 through May 2017. Additionally, he is active in civic and charitable organizations in Illinois and has significant ties to the communities that support business generated by Iroquois Federal. He formerly served on the Federal Reserve Bank of Chicago Depository Advisory Council and the Illinois League of Financial Services Trust Board. In August 2025, Mr. Martin was presented with the 50 year club award from the Illinois Bankers Association. His experience in leading IF Bancorp and Iroquois Federal, his significant local banking experience and his participation in industry trade groups provide the Board with a perspective on the day-to-day operations of Iroquois Federal and assist the Board in assessing the trends and developments in the financial industry on a local and national basis. Director of Iroquois Federal since 2001 and director of IF Bancorp since its formation. Age 74.

Directors with Terms Ending in 2026

Walter H. Hasselbring, III. Mr. Hasselbring has served as Chief Executive Officer and Chairman of IF Bancorp and Iroquois Federal since 2024. Prior to this appointment, he had served as President and Chief Executive Officer and Director of IF Bancorp and Iroquois Federal since 2015. He has been with Iroquois Federal since 1978 and in addition to his current titles, has served as President, Senior Executive Vice President and Chief Operating Officer, Vice President of Loans, Danville Branch Manager, and Marketing Officer, among other responsibilities. Mr. Hasselbring holds a B.S. degree in Business Administration with emphasis in both Management and Marketing and a minor in Economics from Olivet University, supported by educational development courses, training seminars, and key industry associations. In addition, he is an alumnus of Kankakee Community College and received the Distinguished Alumni Award in 2021. Mr. Hasselbring is directly involved in the communities served by Iroquois Federal, with service in key leadership roles for many organizations. In Danville, he has served as Chairman of Cross Point Human Services, President of Schlarman H.S. Board, member of the Board of Commissioners of Danville Housing Authority, Vice President of Danville Economic Development Corporation, President of Danville Youth Baseball, YMCA Board member, and led local Boy Scout annual fund drives. In Watseka, he has served as a Director, President and Treasurer of The ARC of Iroquois County, a Director, President and Treasurer of Iroquois Economic Development Association, a member of the Iroquois Memorial Hospital Business and Development Committee, and as a Director and Past Chairman of the Illinois League of Financial Institutions. In Kankakee, he has served as a Director of the Community Foundation of Kankakee and Iroquois Counties. Mr. Hasselbring currently serves as a Board member of Kankakee Community College Foundation, a member of the Community Foundation of Kankakee and Iroquois County Finance Committee, a Trustee on the Illinois Banker’s Insurance Trust, Director and President of The ARC of Iroquois County, a Director of the Iroquois Economic Development Association and as Director and President of Iroquois Federal Foundation. Age 69.

Wayne A. Lehmann. Mr. Lehmann retired in 2020 from Iroquois Title Company, Watseka, Illinois, having served as President of the Company since 1991. He received Illinois Title Professional designation in 2013. He graduated from Eastern Illinois University with a B. S. in Finance. Mr. Lehmann has been active in our community as a member of the Kiwanis Club of Watseka and has served on the Board of Directors of the Watseka Area Chamber of Commerce. Lehmann has also been a member of the Gideons International for more than 20 years and is now the Vice President of the Illinois Association. He was previously named Affiliate of the Year by the Kankakee Iroquois Ford Association of Realtors and was the 2019 recipient of the Watseka Times-Republic Newspaper’s Lifetime Achievement Award. He initiated the Watseka Chapter of Sleep in Heavenly Peace – No Kid Sleeps on the Floor in Our Town. Mr. Lehmann is also active in his church, having served in many capacities including being a co-founder of his church’s GriefShare Ministry. Mr. Lehmann’s experience in the real estate industry and involvement in the local community provide the Board with valuable perspective regarding the local real estate market. Director of Iroquois Federal since 1996 and director of IF Bancorp since its formation. Age 71.

Scott J. Dworschak. Mr. Dworschak currently serves as Executive Director of the National Electrical Contractors Association (“NECA”), Eastern Illinois Chapter, a management trade association representing the electrical contracting industry, since November 2017, where he also serves on its Audit Committee overseeing audits of contracting companies to ensure compliance with wage and benefit payments. Through his work at NECA, Mr. Dworschak advises and/or serves on various boards overseeing millions in assets, including an electrician apprenticeship training facility, a private healthcare program, and a trustee directed retirement program, which are co-managed by the International Brotherhood of Electrical Workers (“IBEW”). Mr. Dworschak also currently serves as Board Trustee of the Joint Apprenticeship Training Center, a program co-managed by NECA and the IBEW, since December 2017. Prior to that, Mr. Dworschak served as Labor Relations Director of the Illinois Road and Transportation Builders Association, a trade association that represents companies involved in the design, construction, and maintenance of transportation infrastructure in Illinois, from 2016 to 2017. Earlier in his career, Mr. Dworschak served as an attorney at Perkaus and Farley. Mr. Dworschak received a B.A. in Political Science from the University of Illinois Urbana-Champaign and a J.D. from DePaul University College of Law. Age 64.

Pursuant to the Agreement, the Company agreed to, among other things, appoint Mr. Dworschak to the Boards of Directors of the Company and the Bank in the class of directors expiring at the Company’s 2026 Annual Meeting of Stockholders and similar class at the Bank board.

Richard S. Stenzinger. Mr. Stenzinger has been a Certified Public Accountant since 1983 and has been a partner in SKDO, PC, a six partner CPA firm based in Bourbonnais, IL, since 1986. He earned his accounting degree from Olivet Nazarene University and is a member of the AICPA and the Illinois CPA Society. His areas of expertise have focused on individual and small business tax planning and return preparation. In recent years he has put emphasis on assisting many clients with the purchase and sale of their businesses. Mr. Stenzinger has been active in his community, as a youth sports coach, member of Bourbonnais Rotary, member of Gideons International and on the Board of Dynamo Soccer Association. He has also been an active church member, serving as a board member and teaching many classes. Mr. Stenzinger has been a foster parent to several children, leading to the adoption of three sons. His knowledge in the areas of financial statement analysis and tax law provides an essential skill set and perspective to the Board. Director of Iroquois Federal since 2021. Age 66.

Directors with Terms Ending in 2027

Joseph A. Cowan. Mr. Cowan has worked with Iroquois Paving Corporation since 1985 and was appointed President in 1996. Iroquois Paving Corporation is a heavy highway construction company employing approximately 150 people and with annual gross income of approximately $80 million. Mr. Cowan is very involved with industry associations and served as President of The Associated General Contractors of Illinois in 2003 and currently serves on their Board of Directors. He holds a B.A. from Eureka College. Mr. Cowan’s business and management experience and knowledge of the local business community bring invaluable business insight to the Board. Director of Iroquois Federal since 2000 and director of IF Bancorp since its formation. Age 65.

Dennis C. Wittenborn. Mr. Wittenborn served as President and Chairman of Pizza Resources Corporation from 1993 through 2017 and continues to serve as its Chairman. He served as President of GRIF Corporation from 1997 through July, 2018, and now serves as its Chairman and as Managing Member of Wittenborn Enterprises L.L.C. since 2012. He served as President of Pizza Resources from 1993 until his retirement in March, 2017. He also served as President of Monical Pizza Corporation from 1987 through 1992, and as past President of Witmat Development Corporation from 1998 through 2010. In addition, Mr. Wittenborn has served as a Director of the Iroquois Memorial Hospital and Resident Home Board from 1998 to 2013 and as its Chairman from 2009 to 2013. Mr. Wittenborn has successfully opened and operated numerous restaurants in Illinois and Indiana. He is a past Alderman of South Pekin, Illinois, and a past Charter President of the Jaycees, South Pekin, Illinois. Mr. Wittenborn has a strong background in marketing and finance, as well as extensive experience with computer networking systems and business software packages. His business and marketing experience assists the Board with matters relating to business generation and the business community that we serve. Director of Iroquois Federal since 2000 and director of IF Bancorp since its formation. Age 71.

Executive Officers Who are not Directors

Linda L. Hamilton. Ms. Hamilton joined Iroquois Federal as Community President for the Champaign/Savoy market in November 2014. She was appointed as Executive Vice President and Chief Operating Officer effective October 1, 2015. Prior to joining Iroquois Federal, she most recently served as Executive Vice President and Chief Operating Officer for Freestar Bank. Ms. Hamilton has 47 years of banking experience in the areas of operations, IT, compliance, retail banking, risk management and marketing. She holds a B.S. in Liberal Arts and Sciences from the University of Illinois and attended the Executive Graduate School of Banking. She was formerly a board member of the Illinois Bankers Association, President of the Champaign County Bankers Federation and an instructor at the Illinois Bankers School. Ms. Hamilton is a member of Champaign West Rotary, treasurer of Lincolnshire Fields Country Club, and a past president of the Executive Club of Champaign County. She was the 2000 recipient of the Athena Award. Age 69.

Thomas J. Chamberlain. Mr. Chamberlain currently serves as President. Previously, he served as Senior Executive Vice President and Chief Lending Officer of Iroquois Federal from July of 2010 through November of 2024. He has served with Iroquois Federal since July of 2004, when he joined the association as Vice President and Manager – Danville Office, with responsibility for the management and commercial loan activities of that office. Prior to his service with Iroquois Federal, Mr. Chamberlain worked with First Mid Bank & Trust for over 18 years, managing branches, and working in their lending and trust/farm management departments. Mr. Chamberlain has an MBA from Eastern Illinois University and a bachelor’s degree from the University of Illinois. He is a 2011 graduate of the ABA Stonier Graduate School of Banking at the University of Pennsylvania where he also earned the Wharton Leadership Certificate and is a graduate of the Illinois Agricultural Leadership Program. He was the 2023-24 Chair of the Illinois Bankers Association Board of Directors. He has served as a member or Chairman of different committees of the Illinois Bankers Association, Illinois Bankers Education Services, Inc., American Bankers Association, and both the Illinois and American Societies of Farm Managers and Rural Appraisers. He has served in the top leadership position of several community organizations including: Board President of the Danville Area Community College Foundation; Board Chair of United Way of Danville; Board Chair of Vermilion Advantage economic development organization; President of Schlarman Foundation; President of the Rotary Club of Tuscola; President of the Tuscola Chamber of Commerce; President of Main Street Tuscola; Grand Knight Mattoon Knights of Columbus; and, President Mid-Illinois Big Brothers/Big Sisters. Age 60.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, certain officers and persons who own more than 10% of its common stock, to file with the Securities and Exchange Commission initial reports of ownership of the Company’s equity securities and to all subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the year ended June 30, 2025, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and more than 10% owners were complied with on a timely basis.

Meetings and Committees of the Board of Directors of IF Bancorp

The Company conducts business through meetings of its Board of Directors and through activities of its committees. During fiscal 2025, the Board of Directors held 15 meetings. No director attended fewer than 75% of the total meetings of the Company’s Board of Directors and the board committees on which such director served.

The following table identifies our standing committees and their members as of September 26, 2025. All members of each committee are independent as defined by Nasdaq rules. Each committee operates under a written charter available in the “Investor Relations—Corporate Information—Governance Documents” section of the Company’s website, www.iroquoisfed.com.

Director	Audit Committee		Compensation Committee		Nominating Committee		Corporate Governance Committee
Joseph A. Cowan	X		X	*	X		X	*
Wayne A. Lehmann	X		X		X	*	X
Alan D. Martin	X		X				X
Richard S. Stenzinger	X	*	X
Dennis C. Wittenborn	X		X		X		X
Rodney E. Yergler	X		X
Scott J. Dworschak
Number of Meetings in Fiscal 2025	13		9		2		3

*	Denotes Chairperson.

Audit Committee. The Audit Committee assists the Board of Directors in its oversight of the Company’s accounting and reporting practices, the quality and integrity of the Company’s financial reports and the Company’s compliance with applicable laws and regulations. The Audit Committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Board of Directors has designated Richard S. Stenzinger as an audit committee financial expert under the rules of the Securities and Exchange Commission. The report of the Audit Committee required by the rules of the Securities and Exchange Commission is included in this proxy statement under the heading “Audit Committee Report.”

Compensation Committee. The Compensation Committee approves the compensation objectives for the Company and the Association and establishes the compensation for the Chief Executive Officer and other executives. Our Chief Executive Officer and Chief Financial Officer attend committee meetings at the invitation of the committee and make recommendations to the Compensation Committee from time to time regarding the appropriate mix and level of compensation for their subordinates. Those recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee. Our Chief Executive Officer and Chief Financial Officer do not participate in committee discussions or the review of committee documents relating to the determination of their own compensation. The Compensation Committee reviews all compensation components for the Company’s Chief Executive Officer and other highly compensated executive officers’ compensation including base salary, annual incentive, long-term incentives and perquisites. In addition to reviewing competitive market values, the committee also examines the total compensation mix, pay-for-performance relationship, and how all elements, in the aggregate, comprise the executives’ total compensation package. Decisions by the Compensation Committee with respect to the compensation of executive officers are approved by the full Board of Directors.

Nominating Committee. The Company’s Nominating Committee assists the Board of Directors in identifying qualified individuals to serve as Board members, and in determining the composition of the Board of Directors and its committees. The Nominating Committee also considers and recommends the nominees for director to stand for election at the Company’s annual meeting of stockholders. The procedures of the Nominating Committee required to be disclosed by the rules of the Securities and Exchange Commission are included in this proxy statement under the heading “Nominating Committee Procedures.”

Corporate Governance Committee. The Corporate Governance Committee assists the Board in developing and implementing the Company’s corporate governance guidelines, developing a director orientation program for new directors, and any additional matters related to corporate governance as may be assigned to the Committee by the Board.

Corporate Governance Policies and Procedures, and Code of Ethics

General. The Company periodically reviews its corporate governance policies and procedures to ensure that the Company meets the highest standards of ethical conduct, reports results with accuracy and transparency and maintains full compliance with the laws, rules and regulations that govern the Company’s operations. As part of this periodic corporate governance review, the Board of Directors reviews and adopts best corporate governance policies and practices for the Company.

Code of Ethics and Business Conduct. The Company has adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity, and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct can be found in the “Investor Relations—Corporate Information—Governance Documents” section of the Company’s website, www.iroquoisfed.com.

As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, the Company has established procedures for receiving, retaining and addressing complaints regarding accounting, internal accounting controls and auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Ethics and Business Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Ethics and Business Conduct.

Board Leadership Structure. The Board of Directors currently combines the position of Chairman of the Board with the position of Chief Executive Officer. The Board of Directors believes this provides an efficient and effective leadership model for the Company. Combining the Chairman of the Board and Chief Executive Officer positions fosters clear accountability, effective decision-making, alignment on corporate strategy, and a clear and direct channel of communication from senior management to the full Board of Directors. In accordance with the Company’s Corporate Governance Guidelines and to provide effective oversight and independence of the Boards, the Boards appointed Joseph A. Cowan as Lead Independent Director. Mr. Cowan’s duties in this regard include leading all Board meetings of independent directors. The Board of Directors believes its administration of its risk oversight function is not adversely affected by the Board of Directors’ leadership structure. As required by the Nasdaq rules, the Audit, Nominating and Compensation Committees are comprised solely of directors who are independent as defined by Nasdaq rules.

Board’s Role in Risk Oversight. The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, strategic and reputational risks. The full Board (or the appropriate committee in the case of risks that are reviewed and discussed at committee meetings) receives these reports from the appropriate “risk owner” within the organization to enable the Board or appropriate committee to understand our risk identification, risk management and risk mitigation strategies. After a committee has received and discussed a report, the chairperson of such committee reports on the discussion to the full Board at the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Insider Trading Policy and Procedures

We maintain an insider trading policy applicable to directors, officers and employees of the Company and Iroquois Federal that governs the purchase, sale and/or other dispositions of our common stock and other securities by our directors, officers, employees and any member of their immediate family living in his or her household. The insider trading policy prohibits trading in Company securities when the director, executive or employee has material, non-public information about the Company. In addition to the above restrictions, the insider trading policy requires that our Section 16 officers pre-clear every transaction involving Company securities with the Company’s compliance officers. Additionally, directors and certain officers are prohibited from trading in Company securities during certain blackout periods.

The foregoing summary of our insider trading policy does not purport to be complete and is qualified in its entirety by reference to the full text of the policy, a copy of which can be found as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Employee, Officer and Director Hedging

The Company does not have anti-hedging policies or procedures that are applicable to its directors, executive officers or employees who are not executive officers and as such, hedging transactions are not prohibited.

ITEM 11.	Executive Compensation

Overview

Our Board of Directors, through our Compensation Committee, is responsible for establishing and administering our executive compensation program. The Compensation Committee, consisting of Joseph A. Cowan (Chair), Wayne A. Lehmann, Dennis C. Wittenborn, Alan D. Martin, Rodney E. Yergler and Richard S. Stenzinger, annually reviews the executive compensation program and recommends to the Board, for its approval, appropriate modifications to the compensation packages for each of our executive officers, including specific amounts and types of compensation provided. The Compensation Committee reviews recommendations from the Chief Executive Officer regarding compensation of the Named Executive Officers and recommends final compensation packages to the full Board for final approval. The Compensation Committee reviews the charter at least annually to ensure that the scope of the charter is consistent with the Compensation Committee’s expected role. Under the charter, the Compensation Committee is charged with general responsibility for the oversight and administration of our compensation program.

For fiscal 2025, our named executive officers were Walter H. Hasselbring, III, our Chief Executive Officer, Pamela J. Verkler, our Senior Executive Vice President, Chief Financial Officer and Treasurer and Thomas J. Chamberlain, our President.

Overall Compensation Philosophy and Guiding Principles

The Compensation Committee believes that the success of our Company depends on the ability to attract and retain talented executives motivated to drive the Company’s goals and provide long-term value to our stockholders.

Our compensation program is designed to link compensation with performance, taking into account competitive compensation levels in similar banks and in the markets where Iroquois Federal competes for talent. Principles guiding the compensation philosophy include the following:

•	Employer of Choice: We view compensation as one key to being an employer of choice in our markets, able to attract and retain key employees critical to its long-term success.

•

Pay Aligned with Performance: We provide a competitive base salary combined with incentive opportunities that provide additional compensation for outstanding bank and individual performance. Accordingly, our compensation program is designed to align the executives’ efforts on the Company’s primary goals and objectives, which are intended to promote long-term business success and increased stockholder value.

•

Flexibility: We recognize that the market for talent requires flexibility in compensation in order to attract qualified individuals. Salary ranges and individual compensation decisions take into account local competitive pressures and changing conditions. Furthermore, the targeted competitive position may vary depending on the type and level of position, recognizing the different recruiting conditions and relative importance of various qualifications.

The Compensation Committee, composed entirely of independent directors, sets and administers the policies that govern our executive compensation programs. The Compensation Committee reviews compensation levels of the Named Executive Officers. The Compensation Committee evaluates the performance of our Named Executive Officers and considers management succession and related matters. All decisions relating to the compensation of the Named Executive Officers are recommended by the Compensation Committee for approval of the full Board.

The policies and underlying philosophy governing our executive compensation program, as endorsed by the Compensation Committee and the Board of Directors, are designed to accomplish the following:

•	Maintain a compensation program that is equitable in a competitive marketplace.

•	Provide opportunities that integrate pay with the Company’s performance goals.

•	Encourage achievement of strategic objectives and creation of stockholder value.

•	Recognize and reward individual initiative and achievements.

•	Maintain an appropriate balance in the total compensation mix.

•	Allow us to compete for, retain, and motivate talented executives critical to its success.

The Compensation Committee seeks to target executive compensation at levels that the Compensation Committee believes to be consistent with others in the banking industry within our marketplace. The Compensation Committee believes that a portion of each executive’s total compensation should be at risk, based on the Company’s performance, in order to motivate and reward executives to achieve the Company’s strategic goals. The Named Executive Officers’ compensation is weighted toward programs contingent upon our level of annual and long-term performance. In general, for our Named Executive Officers, we target base salaries that, on average, are at the 50th percentile of other banks and financial service companies of the Company’s asset size, complexity and with similar products and markets. See “Compensation Program Design” below. Goals for specific components include:

•	Base salaries that are designed to provide a reasonable level of predictable income commensurate with market standards. Base salaries for executives are generally targeted at the 50th percentile.

•	An annual incentive plan that provides performance-based cash incentives to reward our executives for the execution of specific financial and non-financial elements of our strategic business plan.

•

Equity awards that further align management with our stockholders. Restricted stock awards vesting over 5 and 10 years and stock options vesting over 7 years are used to encourage ongoing exceptional performance and to retain these executives for the long term.

Compensation Consultant/Role of Management

The Compensation Committee has authority under its charter to engage the services of independent third party experts to assist it in reviewing and determining executive officer compensation. Pursuant to this authority, the Compensation Committee engaged Blanchard Consulting Group in fiscal 2025 to conduct comparative studies of our compensation for executive officers and members of our Board of Directors, and related to benchmarking chief executive officer compensation in connection with the Governance and Nominating Committee process.

The Chief Executive Officer annually presents to the Compensation Committee, for their review and approval, his self-evaluation and an assessment of other executive officers, including each individual’s accomplishments, and individual and corporate performance relative to the approved incentive plan. The Committee has discretion to adjust the Chief Executive Officer’s recommendations, but generally has approved his recommendations for executive officers.

Compensation Committee Activities in Fiscal 2025

The Compensation Committee met nine times during the fiscal year ended June 30, 2025. The Company took several actions during fiscal 2025 to further adjust our executive officer compensation program to correspond to our status as a publicly traded stock institution and to create alignment with the interests of our stockholders, including engaging Blanchard Consulting Group as compensation consultant to assess the competitiveness of our executive total compensation program and to provide competitive guidelines for programs going forward. The compensation consultant also provided services related to chief executive officer salary benchmarking. The Compensation Committee reviewed executive salaries, performance and competitive market pay practices (see “Executive Compensation Program Design – Use of Compensation Survey”), and based on such assessment, no increase in base salary was recommended for Mr. Hasselbring, Ms. Verkler or Mr. Chamberlain.

Objectives of Our Compensation Programs

Our executive officer compensation program is designed to:

•

Attract, retain, motivate and reward highly qualified and productive executives by providing overall compensation that is competitive with other institutions with which we compete for executive talent;

•	Motivate each individual to perform, to the best of his or her ability, in order to achieve targeted goals for the individual and the Company;

•	Improve Company performance, balancing risk-taking with fundamental concepts of safety and soundness;

•	Establish compensation levels that provide the greatest potential rewards for positions of greatest responsibility within a framework that is internally equitable;

•	Promote the long-term increase in the value of the Company by providing a portion of compensation in the form of Company common stock that vests over a period of years; and

•	Provide the appropriate mix of compensation that will drive superior performance and create alignment with the interests of our stockholders.

Executive Compensation Program Design

Cash Compensation

Current cash compensation consists of base salary and bonuses, which covers executive officers and other Iroquois Federal employees. Our base salary levels for executive officers are intended to be competitive with our peer group, to motivate individuals to discharge the responsibilities of their position, and to reflect the officer’s role, responsibilities, experience, performance and contribution to the Company’s success. Our Compensation Committee considers base salaries of executive officers annually with input from our Chief Executive Officer and makes such adjustments as are warranted. In making these adjustments, our Compensation Committee takes into account individual and Company performance; the total current and potential compensation of a given officer based on a review; the levels of compensation paid by institutions that compete with us for executive talent; and the relative level of compensation in comparison to other executive officers and to our employees.

Non-Equity Incentive Compensation

The Iroquois Federal Annual Incentive Plan (the “Incentive Plan”) provides the opportunity for eligible executives to earn non-equity incentive compensation upon the attainment of specified objectives. The Board sets a minimum acceptable return to stockholders each year which is required to be met before any incentive payments can be made. Incentive awards under this Incentive Plan are based on a 3-year rolling performance cycle to encourage ongoing exceptional performance.

Equity Compensation

The IF Bancorp, Inc. 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) was established to provide officers, employees, and directors of IF Bancorp and Iroquois Federal with additional incentives to promote the growth and performance of IF Bancorp. Awards granted in the year ended June 30, 2014, include restricted stock which vested over 10 years and stock options which vested over 7 years. Awards granted in the year ended June 30, 2016, include restricted stock which vested over 8 years. Awards granted in the year ended June 30, 2023, under the 2012 Equity Incentive Plan also included restricted stock which vests over 5 years. No further awards can be made under the 2012 Equity Incentive Plan. The IF Bancorp, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) was approved by Stockholders at the 2022 Annual Meeting. No awards have been made to date under the 2022 Equity Incentive Plan.

Benefits and Perquisites

Executive officers also receive broad-based benefits that are available to all qualifying employees of the Company. These include a defined contribution 401(k) plan and a discretionary profit-sharing plan, an employee stock ownership plan, medical coverage, and group life and disability coverage. In addition, the Company provides a cell phone and incurs 50% of the expense of country club dues for executive officers.

Use of Compensation Survey

The Compensation Committee relies on peer group surveys prepared by its consultant, Blanchard Consulting Group, to assess the competitiveness of the Company’s pay practices in the marketplace. The peer group data is used in combination with other supplemental published survey sources reflecting industry data for banks of similar size (national financial institutions with assets between $635.3 million and $1.9 billion) and for banks in our region, as well as with information relating to individual and Company performance, to help the Compensation Committee make compensation decisions. Blanchard Consulting Group selected a peer group and benchmarked the Company’s cash compensation (base salary plus annual cash incentive compensation) against this group. The peer group consisted of 14 publicly traded financial institutions of similar asset size and regional location. The median assets for the peer group are $1.4 billion, as compared to $885.1 million for IF Bancorp, Inc.

The peer group consisted of the following companies:

•	BankFinancial Corporation

•	Citizens Community Bancorp, Inc.

•	Consumers Bancorp, Inc.

•	CSB Bancorp, Inc.

•	First Bancorp of Indiana, Inc.

•	First Capital, Inc.

•	Hawthorn Bancshares, Inc.

•	Landmark Bancorp, Inc.

•	Middlefield Banc Corp.

•	Ohio Valley Banc Corp.

•	PSB Holdings, Inc.

•	Richmond Mutual Bancorporation, Inc.

•	SB Financial Group, Inc.

•	United Bancorp, Inc.

Tax and Accounting Considerations

In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure that we understand the financial impact of the program. Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements. As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences. We attempt to maximize the tax benefits related to compensation expense, however, tax considerations are not a compelling factor in determining compensation. The Compensation Committee intends for all compensation to be compliant under Rule 162(m) of the Internal Revenue Code, which limits deductible compensation paid to named executive officers and other “covered employees” to $1 million per calendar year, to permit us to realize tax benefits of all compensation paid to such officers; however, none of the officers currently receive compensation close to the $1 million threshold.

Policies and Practices Related to the Grant of Certain Equity Awards

While the Company does not have formal policy or obligation that requires it to grant or award equity-based compensation on specific date, the Compensation Committee and the Board of Directors have a historical practice of not granting stock options to executive officers during closed quarterly trading windows as determined under the Company’s insider trading policy. Consequently, the Company has not granted, and does not expect to grant, any stock options to any named executive officers within four business days preceding the filing with the SEC of any report on Forms 10-K, 10-Q or 8-K that discloses material non-public information. The Compensation Committee and the Board of Directors do not take material non-public information into account when determining the timing of equity awards and do not time the disclosure of material non-public information to impact the value of executive compensation.

Summary Compensation Table

The following information is provided for our Chief Executive Officer and two other most highly compensated executive officers who received compensation totaling $100,000 or more for the years ended June 30, 2025 and June 30, 2024, referred to herein as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	All other compensation ($) (1)	Total ($)
Walter H. Hasselbring, III
Chairman of the Board and Chief Executive Officer	2025 2024	447,000 447,000	— —	— —	— —	282,064 20,326	117,161 106,834	846,225 574,160
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer	2025 2024	319,000 319,000	— —	— —	— —	172,538 12,433	114,806 106,029	606,344 437,462
Thomas J. Chamberlain
President	2025 2024	311,500 294,000	— —	— —	— —	141,837 11,278	58,682 52,771	512,019 358,049

(1)

Details of the amounts reported in the “All Other Compensation” column for fiscal year 2025 are provided in the table below. Amounts do not include perquisites, which did not total in the aggregate more than $10,000 for any of the named executive officers. Director fees were earned by Walter H. Hasselbring III and Pamela J. Verkler, who served on both the IF Bancorp, Inc. and the Iroquois Federal boards.

	Walter H. Hasselbring, III	Pamela J. Verkler	Thomas J. Chamberlain
401(k) Matching	$4,312	$4,142	$4,034
401(k) Profit Sharing	17,250	16,571	16,138
ESOP	22,317	21,441	20,878
Life Insurance/AD&D Premium	333	476	489
LTD Insurance Premium	228	228	228
Medical/Dental Insurance Premium	20,776	20,776	13,758
Cell Phone	655	622	625
Club Dues	740	—	2,532
Director Fees	50,550	50,550	—

Total	$117,161	$114,806	$58,682

Pay Versus Performance

Pay Versus Performance Table. We are required by SEC rules to disclose the following information regarding compensation paid to our Named Executive Officers (“NEOs”) and regarding the relationship between “compensation actually paid” to our Principal Executive Officer (“PEO”) and to our Non-PEO NEOs and certain financial performance of the Company, including total stockholder return (“TSR”) and net income. The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” have been calculated in a manner consistent with Item 402(v) of Regulation S-K.

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (3)	Average Summary Compensation Table Total for Non-PEO NEOs (2)	Average Compensation Actually Paid to Non-PEO NEOs (4)	Value of Initial Fixed $100 Investment Based On Total Stockholder Return (5)	Net Income (in thousands) (6)
2025	$846,225	$872,172	$559,182	$579,363	$134	$4,304
2024	$574,160	$582,063	$397,756	$403,905	$76	$1,790
2023	$819,707	$796,151	$565,849	$547,456	$67	$4,660

(1)	Our PEO for each year presented is Walter H. Hasselbring, III.
(2)	The individuals comprising the Non-PEO NEOs for the years ended June 30, 2025 and June 30, 2024 and June 30, 2023 are Pamela J. Verkler and Thomas J. Chamberlain.
(3)

To calculate Compensation Actually Paid for the PEO, the following adjustments were made to Summary Compensation Table total compensation, calculated in accordance with the SEC methodology for determining Compensation Actually Paid for each year shown:

	Adjustments to PEO Compensation
	2025	2024	2023
Summary Compensation Table Total	$846,225	$574,160	$819,707
Minus Equity Awards from Summary Compensation Table	—	—	(85,950)
Plus Year-End Value of Unvested Awards Granted During the Year	—	—	64,980
Plus Change in Value of Unvested Awards Granted in Prior Years	22,059	6,264	(3,876)
Plus Value of Awards Granted and Vested During Year	—	—	—
Plus Change in Value of Prior Years’ Awards Vested During Year	2,808	29	(1,020)
Minus Value of Performance-Based Awards Forfeited During Year	—	—	—
Plus Dividends and Earning Paid on Awards in the Covered Fiscal Year Prior to Vest	1,080	1,610	2,310

Compensation Actually Paid	$872,172	$582,063	$796,151

(4)

To calculate average Compensation Actually Paid for the non-PEO NEOs, the following adjustments were made to Summary Compensation Table total compensation, calculated in accordance with the SEC methodology for determining Compensation Actually Paid for each year shown:

	Adjustments to Average Non-PEO Compensation
	2025	2024	2023
Summary Compensation Table Total	$559,182	$397,756	$565,849
Minus Equity Awards from Summary Compensation Table	—	—	(66,850)
Plus Year-End Fair of Unvested Awards Granted During the Year	—	—	50,540
Plus Change in Value of Unvested Awards Granted in Prior Years	7,157	4,872	(3,078)
Plus Value of Awards Granted and Vested During Year	—	—	—
Plus Change in Value of Prior Years’ Awards Vested During Year	2,184	22	(810)
Minus Value of Performance-Based Awards Forfeited During Year	—	—	—
Plus Dividends and Earning Paid on Awards in the Covered Fiscal Year Prior to Vest	840	1,255	1,805

Compensation Actually Paid	$579,363	$403,905	$547,456

(5)	Cumulative TSR is calculated using the Company’s common share price at the end and the beginning of the applicable measurement period assuming reinvestment of dividends.
(6)	Net income as reported on the Company’s consolidated financial statements.

Relationship Between Compensation Actually Paid and Performance Measures

Relationship Between Compensation Actually Paid to our PEO and the Average of the Compensation Actually Paid to our Other Non-PEO NEOs and the Company’s Cumulative Total Stockholder Return (TSR). For fiscal year 2023 to fiscal year 2025, the compensation actually paid to our PEO and the average of the compensation actually paid to the other Non-PEO NEOs increased by 9.6% and 5.8%, respectively, compared to a 71.8% increase in TSR over the same time horizon.

Relationship Between Compensation Actually Paid to our PEO and the Average of the Compensation Actually Paid to our Other Non-PEO NEOs and the Company’s Net Income. For fiscal year 2023 to fiscal year 2025, the compensation actually paid to our PEO and the average of the compensation actually paid to the other Non-PEO NEOs increased by 9.6% and 5.8%, respectively, compared to a 7.6% decrease in net income over the same time horizon.

Employment Agreement

Iroquois Federal Savings and Loan Association and IF Bancorp, Inc. each have entered into an employment agreement with Walter H. Hasselbring, III, our Chief Executive Officer, effective November 25, 2015, with amendments effective July 1, 2016 and July 1, 2017. The Iroquois Federal agreement and the IF Bancorp agreement each provide for a three-year term, subject to annual renewal by the disinterested members of the Board of Directors. Prior to each such renewal, the disinterested members of the Board of Directors conduct a comprehensive performance evaluation for purposes of determining whether to extend the agreements. Both agreements have been renewed effective July 7, 2025 for a term ending on July 7, 2028. Although the agreements are substantially similar and each requires payments to the executive under certain circumstances, there will be no duplication of benefits. Any payment made under the Iroquois Federal agreement will be subtracted from the same payment required under the IF Bancorp, Inc. agreement.

Mr. Hasselbring’s base salary under his employment agreement with Iroquois Federal is $447,000. In addition to base salary, the agreement provides for, among other things, Mr. Hasselbring’s right to participate in discretionary bonuses or other incentive compensation programs and employee benefit plans and to receive perquisites applicable to executive management. If we terminate Mr. Hasselbring without cause or if he terminates voluntarily under specified circumstances that constitute good reason (as defined in the agreements), Mr. Hasselbring will be entitled to three times the sum of (i) base salary and (ii) the highest annual bonus (whether paid or accrued) during the prior three years and the value of all employee benefits that would have been provided for the 36-month period following the his termination, had his employment not terminated. Such amounts will be paid in a lump sum payment. In addition, Mr. Hasselbring will be entitled to participate in any life insurance, non-taxable medical, health, or dental arrangement, subject to the same premium contribution as prior to his termination, until the earlier of his death, his employment by another employer other than one in which he is the majority owner, or for the 36-month period immediately following his termination. In the event that IF Bancorp or Iroquois Federal do not provide welfare benefits at any time after the executive’s termination or if providing such benefits would subject Iroquois Federal to excise taxes or penalties, then executive will receive a lump sum payment equal to the premiums for such benefits. If there is a change in control followed within 24 months by Mr. Hasselbring’s dismissal or resignation due to a demotion, loss of title, office or significant authority, reduction in compensation or benefits, or relocation by more than 35 miles, he will be entitled to the greater of the payments set forth above or three times his average annual compensation (as “annual compensation” is defined in the employment agreements) over the last five years ending before the year in which the change in control occurs, payable in a lump sum, plus, continued welfare benefits either provided under the Iroquois Federal plans for a period of up to the earlier of his death, employment by another employer other than one of which he is the majority owner, or the expiration of 36 months, or by payment of a cash lump sum payment equal to the cost of providing such benefits for up to 36 months. In addition, any memberships or automobile use shall be continued during the remaining unexpired term of the agreement (or if less, the maximum period permitted under Internal Revenue Code Section 409A without being considered deferred compensation). The payments required under the Iroquois Federal employment agreement in connection with a change in control will be reduced to the extent necessary to avoid an excess parachute payment. The IF Bancorp, Inc. agreement will not require a reduction in severance benefits on a termination of employment in connection with a change in control in the event of an excess parachute payment.

In the event of Mr. Hasselbring’s death during the term of the agreements, Mr. Hasselbring’s dependents will continue to receive non-taxable medical insurance benefits for a period of six months following his death. In the event of his disability (as construed in accordance with Internal Revenue Code Section 409A), the agreements provide that Mr. Hasselbring will be entitled to 100% of his base salary for 180 days following his disability termination and 60% of his base salary from the 181st day following termination until the earlier of the date of his death or the date he attains age 65. Such payments will be reduced by any short or long-term disability benefits payable under any disability program to which he is entitled. To the greatest extent possible, Mr. Hasselbring and his dependents will be covered under life and non-taxable medical and dental plans of Iroquois Federal, on the same terms as Mr. Hasselbring participated prior to his disability termination.

Change in Control Agreements

Iroquois Federal has entered into change in control agreements with Ms. Verkler and Mr. Chamberlain. Each of the agreements provides for a 24-month term, subject to annual renewal by the disinterested members of the Board of Directors on July 7 of each year. Prior to each such renewal, the disinterested members of the Board of Directors conduct a comprehensive performance evaluation for purposes of determining whether to extend the agreements. Each agreement was renewed in fiscal 2025. In the event of a change in control (as defined in the agreement), each agreement will automatically renew for a term of 12 months following the effective date of the change in control. The agreements will terminate if the executive or Iroquois Federal terminates executive’s employment prior to a change in control. If, within 12 months after a change in control, we terminate the executive without cause or if the executive terminates voluntarily under specified circumstances that constitute good reason, including a material diminution in authority, duties or responsibilities, a material diminution in base salary, a relocation that increases the executive’s commute by more than 35 miles, or any other action or inaction by the bank or IF Bancorp, Inc. that would constitute a breach of the agreement, the executive will be entitled to a lump sum cash payment equal to two times the executive’s base salary and highest rate of bonus paid to the executive during the three years prior to termination, payable in a single lump sum within ten days following the termination of employment. In addition, the executive will be entitled to continue participation in life insurance, non-taxable medical, vision, and dental coverage, subject to the same terms and conditions as prior to the executive’s termination of employment. Such coverage will cease 24 months after the executive’s termination. In the event the provision or payment of such benefit would subject Iroquois Federal to excise taxes or penalties, Iroquois Federal will pay to the executive a cash lump sum payment equal to the cost of providing such benefits. The payments required under the change in control agreements will be reduced to the extent necessary to avoid an excess parachute payment. Payments under the agreements will be paid from the general funds of Iroquois Federal; IF Bancorp, Inc., however, will guarantee the payments due under the agreements. We will agree to pay all reasonable costs and legal fees of the executive in relation to the enforcement of the change in control agreements, provided the executive succeeds on the merits in a legal judgment, arbitration proceeding or settlement.

Annual Incentive Plan

In the fiscal year ended June 30, 2012, Iroquois Federal entered into the Iroquois Federal Annual Incentive Plan (the “Incentive Plan”). The Incentive Plan provides the opportunity to earn an incentive award to employees who have been designated by the committee administering the Incentive Plan as eligible to participate and who have been approved by the Iroquois Federal Board of Directors, based upon attainment of specified objectives, determined periodically by the Iroquois Federal Board of Directors. The plan incorporates two key components. First, a minimum acceptable return to stockholders is established each year, which is required to be met before incentive payments can be made. Second, the plan provides for a 3-year rolling performance cycle, with incentive awards made at the end of each cycle. After achievement of the minimum acceptable return to stockholders, Iroquois Federal contributes a percentage of Iroquois Federal’s earnings above the minimum acceptable return to an eligible participant incentive pool, which is used to fund awards to participants under the Incentive Plan. During the first two years of the initial 3-year performance cycle, the Iroquois Federal Board of Directors made partial payments of the ultimate initial 3-year incentive award. The 2014 fiscal year marked the end of the initial 3-year performance cycle. Starting in 2015 fiscal year, incentive awards under the Incentive Plan are made based on the full 3-year rolling performance cycle. Payment of any award under the Incentive Plan is conditioned upon Iroquois Federal’s financial capacity to fund the payment. If Iroquois Federal is not financially capable of funding the payment of an award at the time it is due, the payment may be reduced or eliminated. The award for each participant is based on the participants’ compensation and the objectives determined by the Iroquois Federal Board of Directors. In the year ended June 30, 2018, the minimum acceptable return was not achieved, and therefore, no incentives were paid to participants.

Generally, a participant must be employed by Iroquois Federal or IF Bancorp on the date that the amounts credited to the participant’s account are distributed to the participant. In the year in which a participant retires, dies, becomes disabled, or has an involuntary separation from service without cause or resigns for good reason (as defined in the Incentive Plan), special vesting provisions apply and generally would permit a payment to the participant for the performance cycle that would end in that year, provided that all performance measures are attained by the participant for such performance cycle, and in the case of the participant’s retirement, the participant worked at least six months during the Incentive Plan year in which he or she retires. In the event of a change in control (as defined in the Incentive Plan) all unvested awards will become fully vested and will be paid in a lump sum within 30 days after the effective date of the change in control. In the event of separation from service for cause, all vested and unvested awards will expire as of the date of the separation from service.

In the event the Iroquois Federal Board of Directors determines that a participant has engaged in fraud or willful misconduct that caused or contributed to the need for a material restatement of IF Bancorp’s financial results, the Board of Directors will review all awards previously awarded to, or earned by, the participant on the basis of performance during the fiscal periods materially affected by the restatement and may, to the extent permitted by law, recoup from the participant or from the participant’s incentive account any portion of awards as it deems appropriate after review of all relevant facts and circumstances.

Equity Incentive Plans

Our stockholders approved the IF Bancorp, Inc. 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), to provide officers, employees and directors of IF Bancorp and Iroquois Federal with additional incentives to promote the growth and performance of IF Bancorp. Subject to permitted adjustments for certain corporate transactions, the Equity Incentive Plan authorized the issuance or delivery to participants of up to 673,575 shares of IF Bancorp common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock unit awards. Employees and directors of IF Bancorp or its subsidiaries were eligible to receive awards under the Equity Incentive Plan, except that non-employees may not be granted incentive stock options. No further awards may be issued under the Equity Incentive Plan after November 19, 2022, the 10th anniversary of the Equity Incentive Plan’s initial effective date. Outstanding awards under the Equity Incentive Plan will remain in effect until earned, exercised or forfeited.

IF Bancorp, Inc. has also adopted the IF Bancorp, Inc. 2022 Equity Incentive Plan, which was approved by stockholders in 2022 (the “2022 Equity Incentive Plan”). Subject to permitted adjustments for certain corporate transactions, the 2022 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 264,850 shares of common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. Of this number, the maximum number of shares of IF Bancorp, Inc. common stock that may be issued under the 2022 Equity Incentive Plan pursuant to the exercise of stock options is 52,970 shares, and the maximum number of shares of IF Bancorp, Inc. common stock that may be issued as restricted stock awards or restricted stock units is 211,880 shares. As of June 30, 2024, all shares remain available for future grants under the 2022 Equity Incentive Plan.

Stock Based Compensation

Set forth below is certain information regarding outstanding equity awards granted to the named executive officers at June 30, 2025:

Outstanding Equity Awards at Fiscal Year-End

	Option awards				Stock awards (1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (2)
Walter H. Hasselbring, III	—	—	—	—	2,700	65,745
Pamela J. Verkler	—	—	—	—	2,100	51,135
Thomas J. Chamberlain	—	—	—	—	2,100	51,135

(1)	Stock awards listed represent grants under our 2012 Equity Incentive Plan. Grants made on September 9, 2022, vest at a rate of 20% per year beginning on September 9, 2023.
(2)	The amounts in this column are based on the fair market value of our common stock on June 30, 2025, of $24.35 per share.

Retirement Benefits

Retirement benefits have become an important element of a competitive compensation program for attracting senior executives, especially in the financial services industry. Our executive compensation program currently includes (i) a 401(k) plan which enables our employees to supplement their retirement savings with elective deferral contributions with matching contributions by us at specific levels, and an employer profit sharing contribution which allows eligible participants to receive at least 5% of their Plan year salary, and (ii) an employee stock ownership plan that allows participants to accumulate retirement benefits in employer stock at no cost to the participant.

Directors’ Compensation

Each individual who serves as a director of Iroquois Federal receives an annual retainer of $50,550, except the Lead Independent Director and the Chairman of the Audit Committee who each receives a retainer of $61,560.

Each person who serves as a director of IF Bancorp, Inc. also serves as a director of Iroquois Federal and earns director and committee fees only in his or her capacity as a Board or committee member of Iroquois Federal.

The following table sets forth for the year ended June 30, 2025, certain information as to the total remuneration we paid to our directors other than Mr. Walter H. Hasselbring, III, who is also our Chief Executive Officer and Pamela J. Verkler, who is also our Senior Executive Vice President and Chief Financial Officer. Information with respect to director fees paid to Mr. Hasselbring and Ms. Verkler are included in “—Executive Officer Compensation—Summary Compensation Table.”

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All other compensation ($)(4)	Total ($)
Joseph A. Cowan	$56,973	—	—	—	$56,973
Wayne A. Lehmann	50,550	—	—	—	50,550
Alan D. Martin	50,550	—	—	—	50,550
Richard S. Stenzinger	61,440	—	—	—	61,440
Dennis C. Wittenborn	50,550	—	—	—	50,550
Rodney E. Yergler	50,550	—	—	—	50,550
Gary Martin (5)	43,765	—	—	—	43,765
Scott J. Dworschak (6)	—	—	—	—	—

(1)	During the year ended June 30, 2025, Director Cowan served as Lead Independent Director for 7 months.
(2)	As of June 30, 2025, each non-employee director held 1,200 unvested restricted stock awards.
(3)	As of June 30, 2025, all stock options held by non-employee directors were fully vested.
(4)	No director received any perquisites or benefits that, in the aggregate, were equal to or greater than $10,000.
(5)	Director Gary Martin served as Chairman of the Board until his retirement in November 2024.
(6)	Director Scott Dworschak was appointed to the Board, effective September 24, 2025.

Director’s Non-Qualified Retirement Plan

Iroquois Federal maintains a Directors’ Non-Qualified Retirement Plan, which was amended and restated on October 10, 2006. The purpose of the plan is to provide a retirement benefit to directors and director emeriti of Iroquois Federal. Upon a director’s termination of service on or after normal retirement age (age 72), the director will be entitled to the average annual base cash compensation received for the three years prior to retirement, payable in monthly installments over a ten-year period. In the event of a director’s retirement on or after his or her early retirement date (the later of age 65 or the date the director has continuously been elected to the Board of Directors for ten years), the director will be entitled to his or her accrual balance (as defined in the plan), payable over a ten-year period, in monthly installments. In the event of the director’s termination of service due to disability, the director will receive his or her accrual balance, payable over a ten-year period, in monthly installments. In the event a director leaves the Board of Directors for any reason within 24 months after a change in control, the director will be paid his or her accrual balance earned as of the last day of the plan year preceding the date of termination in one lump sum within three days after the director’s removal from the Board of Directors. In the event a change in control occurs while the director is receiving normal or early retirement benefits, or disability benefits, the director will receive the remaining benefits in a single lump sum payment within three days after the change in control. In the event of the director’s death during active service, Iroquois Federal will pay a death benefit equal to the accrual balance as of the last day of the plan year immediately preceding the date of the director’s death; payment will be made within 30 days after the director’s death. In the event of a director’s death after the director is entitled to benefits but before payments commence, or after benefits commence but before the director has received all benefit payments, benefits will be paid to the director’s beneficiary in the same amounts as would have been made to the director, had the director survived.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Ownership of Certain Beneficial Owners and Management

The following table provides information as of September 26, 2025, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Percentages are based on 3,351,526 shares of Company common stock issued and outstanding as of September 26, 2025.

Name and Address	Number of Shares Owned	Percent of Common Stock Owned
Iroquois Federal Savings and Loan Association (1) Employee Stock Ownership Plan 201 East Cherry Street Watseka, Illinois 60970	314,213	9.38%
Iroquois Federal Foundation, Inc. (2) 201 East Cherry Street Watseka, Illinois 60970	197,255	5.89%
Gary S. Schwab (3) 218 S. 5th Street, Apt G Springfield, Illinois 62701-1415	277,427	8.28%
Joseph Stilwell (4) 200 Calle del Santo Cristo Segundo Piso San Juan, Puerto Rico 00901	297,399	8.87%
Jeffrey L. Gendell (5) 1 Sound Shore Drive, Suite 340 Greenwich, Connecticut 06830-7251	326,179	9.73%

(1)

Under the terms of the ESOP, the ESOP trustee will vote shares allocated to participants’ accounts (179,498 shares at June 30, 2025) in the manner directed by the participants. The ESOP trustee, subject to its fiduciary responsibilities, will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received proper voting instructions from participants.

(2)

The foundation’s gift instrument requires that all shares of common stock held by the foundation must be voted in the same ratio as all other shares of Company common stock are voted on all proposals considered by stockholders of the Company.

(3)	In a Schedule 13G/A filed on January 26, 2024, Gary S. Schwab reported sole voting and dispositive power with respect to 277,427 shares of the Company’s common stock.
(4)

In a Schedule 13D/A filed on August 26, 2025, Joseph Stilwell, through limited partnership and limited liability companies for which he serves as managing member, reported shared voting and dispositive power with respect to 297,399 shares of the company’s common stock.

(5)

In a Schedule 13F filed on August 14, 2025, Jeffrey L. Gendell, through limited liability companies for which he serves as managing member, reported shared voting and dispositive power with respect to 326,179 shares of the Company’s common stock.

The following table provides information as of September 26, 2025, about the shares of Company common stock that may be considered to be beneficially owned by each director, each named executive officer listed in the Summary Compensation Table and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security, and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown. Percentages are based on 3,351,526 shares of Company common stock issued and outstanding as of September 26, 2025.

Name	Number of Shares Owned		Number of Shares That May Be Acquired Within 60 Days By Exercising Options	Total		Percent of Common Stock Outstanding
Directors
Alan D. Martin	45,093	(1)	—	45,093		1.35%
Joseph A. Cowan	27,800	(2)	—	27,800	*
Wayne A. Lehmann	21,800	(2)	—	21,800	*
Richard S. Stenzinger	4,500	(2)	—	4,500	*
Dennis C. Wittenborn	57,409	(3)	—	57,409		1.71%
Rodney E. Yergler	34,298	(4)	—	34,298		1.02%
Walter H. Hasselbring, III	69,771	(5)	—	69,771		2.08%
Pamela J. Verkler	50,791	(6)	—	50,791		1.52%
Scott J. Dworschak	—		—	—		—
Named Executive Officers Who Are Not Also Directors
Thomas J. Chamberlain	68,243	(7)	—	68,243		2.04%
All directors and executive officers as a group (11 persons)	392,458		—	392,458		11.71%

*	Less than 1%.
(1)	Includes 10,000 shares held in an IRA account, 3,000 shares held by Mr. Alan Martin’s spouse in her IRA account and 800 shares of unvested restricted stock.
(2)	Includes 800 shares of unvested restricted stock
(3)	Includes 17,750 shares held by a corporation owned by Mr. Wittenborn and 800 shares of unvested restricted stock.
(4)	Includes 10,000 shares held by Mr. Yergler’s spouse in her IRA account, and 800 shares of unvested restricted stock.
(5)

Includes 16,613 shares held in the IF Bancorp, Inc. Stock Fund through the Association’s 401(k) plan, 1,500 shares held by Mr. Hasselbring’s spouse in her IRA account, 1,800 shares of unvested restricted stock, and 9,659 shares held through the ESOP.

(6)	Includes 12,500 shares held in the IF Bancorp, Inc. Stock Fund through the Association’s 401(k) plan, 1,400 shares of unvested restricted stock, and 12,292 shares held through the ESOP.
(7)

Includes 19,552 shares held in the IF Bancorp, Inc. Stock Fund through the Association’s 401(k) plan, 16,778 shares in an IRA account, 1,400 shares of unvested restricted stock, and 8,519 shares held through the ESOP.

As described in a prior filing by the Company with the Securities and Exchange Commission, on September 16, 2025, the Company entered into an agreement (the “Agreement”) with Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P., Stilwell Value LLC, and Joseph Stilwell and Mr. Dworschak. The Agreement will remain in effect until the earlier of March 31, 2026, or the closing of a transaction that results in the change in control of the Company.

Pursuant to the Agreement, the Company agreed to, among other things, appoint Mr. Dworschak to the Boards of Directors of the Company and the Bank initially in the class of directors expiring at the Company’s 2026 Annual Meeting of Stockholders and similar class at the Bank board.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of June 30, 2025 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 14 of the Notes to Consolidated Financial Statements included with the Original Filing.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	—	—	52,970
Equity compensation plans not approved by stockholders	—	—	—

Total	—	—	52,970

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions With Certain Related Persons

Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and must not involve more than the normal risk of repayment or present other unfavorable features. Notwithstanding this rule, federal regulations permit the Association to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all Association employees and does not give preference to any executive officer or director over any other employee. Iroquois Federal maintains loan programs whereby employees, including executive officers and directors, may obtain loans at the discounted rate of 1% above the Bank’s cost of funds as of the most recent month end, rounded up to the nearest one quarter point. The discounted rate on any such loans will not exceed a term of 60 months. Iroquois Federal will also waive the loan origination fee on new mortgage loans. The following information is furnished for loans to executive officers and directors under these loan programs during fiscal 2025 and 2024.

Name	Position	Nature Of Loan	Largest Aggregate Balance from 7/1/24 to 6/30/25	Interest Rate	Principal Balance at 6/30/25	Principal Paid 7/1/24 to 6/30/25	Interest Paid 7/1/24 to 6/30/25
Joseph A. Cowan	Director	Mortgage	$368,685	5.250	$360,153	$9,265	$20,248
Dennis C. Wittenborn	Director	Mortgage	313,315	1.500	291,844	21,472	4,552
	Director	HELOC(1)	250,000	1.500	—	250,000	72

			563,315		291,844	271,472	4,624
Rodney Yergler	Director	Consumer	325,000	4.250	—	348,934	2,080
	Director	Consumer	425,000	4.250	—	425,000	9,996
	Director	HELOC	99,593	4.000	—	107,389	2,738

			849,593		—	881,323	14,814

Name	Position	Nature Of Loan	Largest Aggregate Balance from 7/1/23 to 6/30/24	Interest Rate	Principal Balance at 6/30/24	Principal Paid 7/1/23 to 6/30/24	Interest Paid 7/1/23 to 6/30/24
Joseph A. Cowan	Director	Mortgage	$379,401	5.750	$369,418	$9,983	$17,143
Dennis C. Wittenborn	Director	Mortgage	334,467	1.500	313,315	21,152	4,872
Rodney Yergler	Director	Consumer	301,066	4,250	301,066	0	1,767
	Director	HELOC	90,570	4.000	85,389	8,231	2,272

			391,636		386,455	8,231	4,039

(1)	HELOC – Home equity loan or line of credit.

From time to time, Iroquois Federal also makes loans and extensions of credit, directly and indirectly, to its executive officers and directors that are not part of the loan programs discussed above. These loans are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Iroquois Federal, and do not involve more than the normal risk of collectability or present other unfavorable features.

In accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of IF Bancorp’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of IF Bancorp must disclose any existing or emerging conflicts of interest to the Chief Executive Officer of IF Bancorp. Such potential conflicts of interest include, but are not limited to, the following: (i) IF Bancorp conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (ii) the ownership of more than 1% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with IF Bancorp.

Director Independence

The Board has determined that, except for Walter H. Hasselbring, III and Pamela J. Verkler, each member of the Board is an “independent director” within the meaning of the Rules of the NASDAQ Stock Market, Inc. (the “Nasdaq rules”). Mr. Hasselbring and Ms. Verkler are not considered independent because they are executive officers of the Company and the Bank. In determining the independence of the directors listed above, the Board of Directors reviewed certain accounts that directors and their affiliates had with IF Bancorp, some of which are not required to be reported in this proxy statement under the heading “Transactions with Related Persons.”

To our knowledge, there were no other transactions between us and any director or entity controlled by any director, which would interfere with the directors’ exercise of independent judgment in carrying out his responsibilities as a director.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the fees we paid to FORVIS MAZARS, LLP for the fiscal years ended June 30, 2025 and 2024:

	2025	2024
Audit fees	$188,575	$174,561
Tax fees	$30,477	$26,695
All other fees	$—	$11,182

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the year ended June 30, 2025, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: October 28, 2025	By:	/s/ Walter H. Hasselbring, III
Walter H. Hasselbring, III
Chairman and Chief Executive Officer