Form 10-Q
period 2025-09-30
IF Bancorp, Inc.
filed 2025-11-12
CIK 1514743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
September 30
,
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
of the Exchange Act).  YES ☐ NO ☒
The Registrant had 3,351,526 shares of common stock, par value $0.01 per share, issued and outstanding as of November 5, 2025.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	September 30, 2025	June 30, 2025
	(Unaudited)
Assets
Cash and due from banks	$7,468	$18,703
Interest-bearing demand deposits	559	1,389

Cash and cash equivalents	8,027	20,092

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	189,824	187,753
Loans, net of allowance for credit losses of $6,491 and $6,627 at September 30, 2025 and June 30, 2025, respectively	619,282	633,603
Premises and equipment, net of accumulated depreciation of $9,662 and $9,503 at September 30, 2025 and June 30, 2025, respectively	10,085	10,201
Federal Home Loan Bank stock, at cost	4,844	5,174
Foreclosed assets held for sale	40	165
Accrued interest receivable	3,693	3,545
Bank-owned life insurance	15,466	15,348
Mortgage servicing rights	1,430	1,429
Deferred income taxes	7,904	8,656
Other	1,487	1,443

Total assets	$862,332	$887,659

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$35,180	$104,428
Savings, NOW and money market	326,607	303,745
Certificates of deposit	290,260	283,368
Brokered certificates of deposit	28,217	29,717

Total deposits	680,264	721,258

Repurchase agreements	18,130	18,795
Federal Home Loan Bank advances	69,124	54,124
Advances from borrowers for taxes and insurance	681	972
Accrued post-retirement benefit obligation	2,172	2,169
Accrued interest payable	1,812	1,861
Allowance for credit losses on off-balance sheet credit exposures	98	75
Other	5,529	6,568

Total liabilities	777,810	805,822

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,351,526 shares issued and outstanding at both September 30, 2025 and June 30, 2025	33	33
Additional paid-in capital	52,448	52,329
Unearned ESOP shares, at cost, 110,659 and 115,470 shares at September 30, 2025 and June 30, 2025, respectively	(1,107)	(1,155)
Retained earnings	47,616	46,894
Accumulated other comprehensive loss, net of tax	(14,468)	(16,264)

Total stockholders’ equity	84,522	81,837

Total liabilities and stockholders’ equity	$862,332	$887,659

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,
	2025	2024
Interest and Dividend Income
Interest and fees on loans	$9,485	$9,475
Securities:
Taxable	1,344	1,253
Tax-exempt	13	23
Federal Home Loan Bank dividends	123	113
Deposits with other financial institutions	127	49

Total interest and dividend income	11,092	10,913

Interest Expense
Deposits	4,098	4,753
Federal Home Loan Bank advances and repurchase agreements	810	1,033
Line of credit and other borrowings	1	306

Total interest expense	4,909	6,092

Net Interest Income	6,183	4,821
Provision (Credit) for Credit Losses	(42)	382

Net Interest Income After Provision (Credit) for Credit Losses	6,225	4,439

Noninterest Income
Customer service fees	132	125
Other service charges and fees	75	61
Insurance commissions	187	184
Brokerage commissions	198	178
Net realized losses on sale of available-for-sale securities	(114)	(71)
Mortgage banking income (loss), net	86	(42)
Gain on sale of loans	116	97
Bank-owned life insurance income, net	118	115
Other	344	761

Total noninterest income	1,142	1,408

Noninterest Expense
Compensation and benefits	3,380	3,068
Office occupancy	286	279
Equipment	603	579
Federal deposit insurance	89	132
Stationary, printing and office	25	22
Advertising	112	101
Professional services	146	136
Supervisory examinations	9	25
Audit and accounting services	90	92
Organizational dues and subscriptions	22	22
Insurance bond premiums	66	64
Telephone and postage	48	46
Loss on sale of foreclosed assets, net	97	—
Other	490	430

Total noninterest expense	5,463	4,996

Income Before Income Tax	1,904	851
Provision for Income Tax	512	218

Net Income	$1,392	$633

Earnings Per Share:
Basic	$0.43	$0.20
Diluted	$0.43	$0.20
Dividends declared per common share	$0.20	$0.20
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2025	2024
Net Income	$1,392	$633
Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $684 and $1,875, for 2025 and 2024, respectively	1,713	4,703
Less: reclassification adjustment for realized losses included in net income, net of taxes of $(32) and $(20), for 2025 and 2024, respectively	(82)	(51)

	1,795	4,754
Change in postretirement health plan gains and losses, net of taxes of $0 and $0 for 2025 and 2024, respectively	1	(2)

Other comprehensive income, net of tax	1,796	4,752

Comprehensive Income	$3,188	$5,385

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total
For the three months ended September 30, 2025
Balance, June 30, 2025	$33	$52,329	$(1,155)	$46,894	$(16,264)	$81,837
Net income	—	—	—	1,392	—	1,392
Other comprehensive income	—	—	—	—	1,796	1,796
Dividends on common stock, $0.20 per share	—	—	—	(670)	—	(670)
Stock equity plan	—	46	—	—	—	46
ESOP shares earned, 4,811 shares	—	73	48	—	—	121

Balance, September 30, 2025	$33	$52,448	$(1,107)	$47,616	$(14,468)	$84,522

For the three months ended September 30, 2024
Balance, June 30, 2024	$33	$51,913	$(1,347)	$43,876	$(20,559)	$73,916
Net income	—	—	—	633	—	633
Other comprehensive income	—	—	—	—	4,752	4,752
Dividends on common stock, $0.20 per share	—	—	—	(670)	—	(670)
Stock equity plan	—	49	—	—	—	49
ESOP shares earned, 4,811 shares	—	37	48	—	—	85

Balance, September 30, 2024	$33	$51,999	$(1,299)	$43,839	$(15,807)	$78,765

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2025	2024
Operating Activities
Net income	$1,392	$633
Items not requiring (providing) cash
Depreciation	159	154
Provision (credit) for credit losses on loans	(42)	377
Accretion of premiums and discounts on securities	(66)	(30)
Deferred income taxes	36	(37)
Net realized gains on loan sales	(116)	(97)
Net realized losses on sales of available-for-sale securities	114	71
Loss on sale of foreclosed assets, net	97	—
Nontaxable bank-owned life insurance income, net	(118)	(113)
Originations of loans held for sale	(5,702)	(4,629)
Proceeds from sales of loans held for sale	5,463	4,851
ESOP compensation expense	121	85
Stock equity plan expense	46	49
Changes in
Accrued interest receivable	(148)	(366)
Other assets	(44)	1,149
Accrued interest payable	(49)	(253)
Post-retirement benefit obligation	4	—
Other liabilities	(1,686)	322

Net cash provided by (used in) operating activities	(539)	2,166

Investing Activities
Purchases of available-for-sale securities	(5,312)	(4,353)
Proceeds from the sales of available-for-sale securities	2,016	4,665
Proceeds from maturities and pay downs of available-for-sale securities	3,688	4,120
Net change in loans	14,717	(8,144)
Purchase of premises and equipment	(43)	(72)
Proceeds from the sale of foreclosed assets	28	—
Purchase of Federal Home Loan Bank stock	—	(427)
Redemption of Federal Home Loan Bank stock	330	168

Net cash provided by (used in) investing activities	15,424	(4,043)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(46,386)	(44,388)
Net increase (decrease) in certificates of deposit, including brokered certificates	5,392	(5,630)
Net decrease in advances from borrowers for taxes and insurance	(291)	(458)
Proceeds from Federal Home Loan Bank advances	68,500	216,000
Repayments of Federal Home Loan Bank advances	(53,500)	(165,500)
Proceeds from other borrowings	1,750	23,100
Repayments of other borrowings	(1,750)	(23,175)
Net increase (decrease) in repurchase agreements	(665)	141

Net cash provided by (used in) financing activities	(26,950)	90

Net Decrease in Cash and Cash Equivalents	(12,065)	(1,787)
Cash and Cash Equivalents, Beginning of Period	20,092	9,571

Cash and Cash Equivalents, End of Period	$8,027	$7,784

Supplemental Cash Flows Information
Interest paid	$4,958	$6,345
Income taxes paid (net of refunds)	$230	$—
Dividends payable	$670	$670
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form
10-Q
and Regulation
S-X.
Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of September 30, 2025 and June 30, 2025, and the results of its operations for the three-month periods ended September 30, 2025 and 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2025. The results of operations for the three-month period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire year.
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

Segment Reporting
The Company operates as a single segment entity for financial reporting purposes and has adopted ASU
2023-07
during the fiscal year ended June 30, 2025. The Chief Executive Officer, Walter H. Hasselbring, III, serves as the Company’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses the performance of the Company based on the consolidated performance, excluding all significant intercompany balances and transactions, of the Company and its wholly owned subsidiaries and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. Management has reviewed the requirements of ASU
2023-07
and has determined that no additional segment disclosures are required. Specifically,

•	the Company does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,

•	no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and

•	the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process.
Based on this assessment, the Company’s financial statement disclosures fully comply with ASC
2023-07,
and no additional qualitative segment disclosures are necessary.

Note 2:	New Accounting Pronouncements
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
In connection with the conversion to stock form, the Association established an employee stock ownership plan (“ESOP”) for the exclusive benefit of eligible employees (all salaried employees who have completed at least
1,000
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
A summary of ESOP shares at September 30, 2025 and June 30, 2025 are as follows (dollars in thousands):

	September 30, 2025	June 30, 2025
Allocated shares	198,743	179,498
Shares committed for release	4,811	19,245
Unearned shares	110,659	115,470

Total ESOP shares	314,213	314,213

Fair value of unearned ESOP shares (1)	$2,864	$2,812

(1)	Based on closing price of $25.88 and $24.35 per share on September 30, 2025, and June 30, 2025, respectively.
During the three months ended September 30, 2025 and 2024, no ESOP shares were paid to ESOP participants due to separation from service or transferred out as a result of participant diversification.
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

On September 9, 2022, 53,000 shares of restricted stock were awarded to senior officers and directors of the Association. These shares of restricted stock will vest in equal installments over 5 years, starting in September 2023. No shares have been granted from the 2022 Equity Incentive Plan as of September 30, 2025, so there are 211,880 shares of restricted stock and 52,970 stock option shares available for future grants under this plan.
No stock options were outstanding at September 30, 2025 or June 30, 2025. No stock options were granted or vested during the three months ended September 30, 2025 and 2024.
The following table summarizes
non-vested
restricted stock activity for the three months ended September 30, 2025:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2025	29,100	$19.10
Granted	—	—
Forfeited	—	—
Earned and issued	9,700	19.10

Balance, September 30, 2025	19,400	$19.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $46,000 and $13,000, respectively, for the three months ended September 30, 2025, and was $49,000 and $14,000, respectively, for the three months ended September 30, 2024. Unrecognized compensation expense for non-vested
restricted stock awards was $355,000 and is expected to be recognized over 1.9 years with a corresponding credit to paid-in
capital.

Note 4:	Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three-month periods ended September 30, 2025 and 2024. The factors used in the earnings per common share computation are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Net income	$1,392	$633
Basic weighted average shares outstanding	3,351,526	3,353,026
Less: Average unallocated ESOP shares	(113,064)	(132,309)

Basic average shares outstanding	3,238,462	3,220,717

Diluted effect of restricted stock awards and stock options	—	—

Diluted average shares outstanding	3,238,462	3,220,717

Basic earnings per common share	$0.43	$0.20

Diluted earnings per common share	$0.43	$0.20

Note 5:	Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, on securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2025:
U.S. Government and federal agency	$993	$—	$(77)	$916
Mortgage-backed:
GSE residential	193,235	221	(19,111)	174,345
Small Business Administration	14,473	—	(1,658)	12,815
State and political subdivisions	1,748	—	—	1,748

	$210,449	$221	$(20,846)	$189,824

June 30, 2025:
U.S. Government and federal agency	1,986	—	(174)	1,812
Mortgage-backed:
GSE residential	192,261	70	(21,252)	171,079
Small Business Administration	14,894	—	(1,780)	13,114
State and political subdivisions	1,748	—	—	1,748

	$210,889	$70	$(23,206)	$187,753

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
For AFS securities with fair value less than amortized cost that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive loss. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections, and is recorded to the allowance for credit losses (“ACL”) on investments, by a charge to provision for credit losses.
Accrued
interest receivable of $483,000 is included in the accrued interest receivable on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change.
The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and will consider such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at September 30, 2025, and June 30, 2025.

Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the collectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company did not hold securities of any one issuer at September 30, 2025 or June 30, 2025 with a book value that exceeded 10% of the Company’s total equity except for mortgage-backed government-sponsored enterprise (“GSE”) residential securities and Small Business Administration securities with an amortized cost of approximately $193,235,000 and $14,473,000, respectively, and a market value of approximately $174,345,000 and $12,815,000, respectively, at September 30, 2025, and with an amortized cost of approximately $192,261,000 and $14,894,000 respectively, and a market value of approximately $171,079,000 and $13,114,000, respectively at June 30, 2025.
All mortgage-backed securities at September 30, 2025, and June 30, 2025 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	2,642	2,536
Five to ten years	5,949	5,603
After ten years	8,623	7,340

	17,214	15,479
Mortgage-backed securities	193,235	174,345

Totals	$210,449	$189,824

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $70,859,000 and $102,268,000 as of September 30, 2025 and June 30, 2025, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $18.1 million at September 30, 2025 and $18.8 million at June 30, 2025. At September 30, 2025, all $18.1 million of our repurchase agreements had an overnight maturity, and all were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Gross gains of $0 and $30,000 and gross losses of $114,000 and $101,000 resulting from sales of available-for-sale
securities were realized for the three months ended September 30, 2025, and 2024, respectively. The tax credit applicable to these net realized losses amounted to approximately $32,000 and $20,000 for the three months ended September 30, 2025, and 2024, respectively.
Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2025 and June 30, 2025, was $170,989,000 and $173,405,000, respectively, which is approximately 90% and 92% of the Company’s available-for-sale
investment portfolio.

The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and June 30, 2025:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025:
U.S. Government and federal agency	$—	$—	$916	$(77)	$916	$(77)
Mortgage-backed:
GSE residential	8,387	(68)	148,871	(19,043)	157,258	(19,111)
Small Business Administration	1,220	(17)	11,595	(1,641)	12,815	(1,658)

Total	$9,607	$(85)	$161,382	$(20,761)	$170,989	$(20,846)

June 30, 2025:
U.S. Government and federal agency	—	—	1,812	(174)	1,812	(174)
Mortgage-backed:
GSE residential	7,887	(100)	150,592	(21,152)	158,479	(21,252)
Small Business Administration	1,242	(13)	11,872	(1,767)	13,114	(1,780)

Total	$9,129	$(113)	$164,276	$(23,093)	$173,405	$(23,206)

As of September 30, 2025, the Company’s
available-for-sale
securities portfolio consisted of 183 securities, of which 166 were in an unrealized loss position.
The unrealized losses on the Company’s investment in U.S. Government and federal agency, mortgage-backed GSEs, and Small Business Administration securities at September 30, 2025 and June 30, 2025, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to need an allowance for credit losses at September 30, 2025 and June 30, 2025.

Note 6:	Loans and Allowance for Credit Losses

	September 30, 2025	June 30, 2025
Segments of loans include:
Real estate loans:
One- to four-family	$181,617	$178,979
Multi-family	118,318	126,127
Commercial	196,022	201,550
Home equity lines of credit	10,359	10,487
Construction	20,015	22,927
Commercial	93,243	93,961
Consumer	5,864	5,855

Total loans	625,438	639,886
Less:
Unearned fees and discounts, net	(335)	(344)
Allowance for credit losses	6,491	6,627

Loans, net	$619,282	$633,603

The Company had three loans totaling $353,500 held for sale included in one-
to four-family real estate loans as of September 30, 2025 and no loans held for sale at June 30, 2025.
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
Loan Concentrations
The loan portfolio includes a concentration of loans secured by commercial real estate properties, including real estate construction loans, amounting to $326,254,000 and $339,861,000 as of September 30, 2025 and June 30, 2025, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $226,000 and $198,000 at September 30, 2025 and June 30, 2025, respectively. All these purchased loans are secured by single family homes located out of our primary market area, primarily in the Midwest. The Company’s loans receivable also included commercial loan participations of $47,888,000 and $55,849,000 at September 30, 2025 and June 30, 2025, respectively, of which $44,681,000 and $38,860,000, at September 30, 2025 and June 30, 2025 were outside our primary market area. These participation loans are secured by real estate and other business assets.

Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses for the three-month periods ended September 30, 2025 and 2024 and the year ended June 30, 2025:

	Three Months Ended September 30, 2025 Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,475	$1,513	$2,252	$144
Provision (credit) charged to expense	75	(153)	(135)	(8)
Losses charged off	—	—	—	—
Recoveries	2	—	—	—

Balance, end of period	$1,552	$1,360	$2,117	$136

Loans:
Ending balance	$181,617	$118,318	$196,022	$10,359

	Three Months Ended September 30, 2025 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$206	$985	$52	$6,627
Provision (credit) charged to expense	(26)	174	8	(65)
Losses charged off	—	(70)	(9)	(79)
Recoveries	—	2	4	8

Balance, end of period	$180	$1,091	$55	$6,491

Loans:
Ending balance	$20,015	$93,243	$5,864	$625,438

	Year Ended June 30, 2025 Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,774	$1,764	$2,358	$148
Provision (credit) charged to expense	(222)	(121)	(106)	(4)
Losses charged off	(79)	(350)	—	—
Recoveries	2	220	—	—

Balance, end of period	$1,475	$1,513	$2,252	$144

Loans:
Ending balance	$178,979	$126,127	$201,550	$10,487

	Year Ended June 30, 2025 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$337	$1,053	$65	$7,499
Provision (credit) charged to expense	(131)	(131)	37	(678)
Losses charged off	—	(50)	(70)	(549)
Recoveries	—	113	20	355

Balance, end of period	$206	$985	$52	$6,627

Loans:
Ending balance	$22,927	$93,961	$5,855	$639,886

	Three Months Ended September 30, 2024
	Real Estate Loans
	One- to Four- Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,774	$1,764	$2,358	$148
Provision (credit) charged to expense	(147)	348	4	(1)
Losses charged off	—	(350)	—	—
Recoveries	1	—	—	—

Balance, end of period	$1,628	$1,762	$2,362	$147

Loans:
Ending balance	$176,334	$125,906	$205,103	$9,927

	Three Months Ended September 30, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$337	$1,053	$65	$7,499
Provision (credit) charged to expense	(59)	231	1	377
Losses charged off	—	(50)	(9)	(409)
Recoveries	—	2	2	5

Balance, end of period	$278	$1,236	$59	$7,472

Loans:
Ending balance	$30,839	$98,894	$7,186	$654,189

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
The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics. The Company estimates the appropriate level of allowance for credit losses for specifically identified loans by evaluating them individually. Accrued interest receivable of $3.2 million is included in the accrued interest receivable on the Company’s Consolidated Balance Sheets. The total amount of the accrued interest is excluded from the estimate of credit losses. Both the ACL and the adjustments to net income may be reversed if conditions change.
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
The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and calendar year of origination as of both September 30, 2025 and June 30, 2025 (in thousands):

September 30, 2025
Risk Rating	2025	2024	2023	2022	2021	Prior Years	Total
One- to Four-Family
Pass	$25,196	$23,827	$30,970	$43,951	$18,951	$37,950	$180,845
Watch	—	34	274	—	—	40	348
Substandard	—	254	—	3	5	162	424

Total	$25,196	$24,115	$31,244	$43,954	$18,956	$38,152	$181,617

Current period recoveries	$—	$—	$—	$—	$—	$2	$2
Multi-Family
Pass	$7,326	$15,562	$10,322	$38,340	$19,684	$26,861	$118,095
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	223	223

Total	$7,326	$15,562	$10,322	$38,340	$19,684	$27,084	$118,318

Commercial Real Estate
Pass	$10,943	$14,199	$25,985	$49,163	$28,706	$64,903	$193,899
Watch	—	—	—	170	—	—	170
Substandard	—	123	—	503	829	498	1,953

Total	$10,943	$14,322	$25,985	$49,836	$29,535	$65,401	$196,022

Home Equity Line of Credit
Pass	$1,778	$2,570	$1,788	$1,512	$1,208	$1,503	$10,359
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,778	$2,570	$1,788	$1,512	$1,208	$1,503	$10,359

Construction
Pass	$6,367	$1,476	$12,050	$122	$—	$—	$20,015
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$6,367	$1,476	$12,050	$122	$—	$—	$20,015

Commercial Business
Pass	$14,119	$20,747	$31,849	$3,249	$5,432	$14,403	$89,799
Watch	—	—	—	49	—	17	66
Substandard	—	—	3,067	—	100	211	3,378

Total	$14,119	$20,747	$34,916	$3,298	$5,532	$14,631	$93,243

Current period charge-offs	$—	$(70)	$—	$—	$—	$—	$(70)
Current period recoveries	$—	$—	$—	$—	$—	$2	$2
Consumer
Pass	$2,184	$1,376	$1,207	$775	$230	$77	$5,849
Watch	—	—	—	—	—	—	—
Substandard	—	—	15	—	—	—	15

Total	$2,184	$1,376	$1,222	$775	$230	$77	$5,864

Current period charge-offs	$(9)	$—	$—	$—	$—	$—	$(9)
Current period recoveries	$4	$—	$—	$—	$—	$—	$4
Total Loans
Pass	$67,913	$79,757	$114,171	$137,112	$74,211	$145,697	$618,861
Watch	—	34	274	219	—	57	584
Substandard	—	377	3,082	506	934	1,094	5,993

Total	$67,913	$80,168	$117,527	$137,837	$75,145	$146,848	$625,438

June 30, 2025
Risk Rating	2025	2024	2023	2022	2021	Prior Years	Total
One- to Four-Family
Pass	$16,760	$23,826	$32,946	$45,173	$19,879	$40,102	$178,686
Watch	—	—	—	—	51	40	91
Substandard	—	—	—	3	5	194	202

Total	$16,760	$23,826	$32,946	$45,176	$19,935	$40,336	$178,979

Current period charge-offs	$—	$—	$—	$—	$—	$(79)	$(79)
Current period recoveries	$—	$—	$—	$—	$—	$2	$2
Multi-Family
Pass	$4,517	$15,648	$10,379	$39,148	$19,827	$36,383	$125,902
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	225	225

Total	$4,517	$15,648	$10,379	$39,148	$19,827	$36,608	$126,127

Current period charge-offs	$—	$(350)	$—	$—	$—	$—	$(350)
Current period recoveries	$—	$220	$—	$—	$—	$—	$220
Commercial Real Estate
Pass	$9,649	$14,724	$26,490	$50,471	$28,946	$69,788	$200,068
Watch	—	—	—	—	135	—	135
Substandard	—	—	—	—	846	501	1,347

Total	$9,649	$14,724	$26,490	$50,471	$29,927	$70,289	$201,550

Home Equity Line of Credit
Pass	$1,004	$2,884	$1,851	$1,616	$1,230	$1,902	$10,487
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$1,004	$2,884	$1,851	$1,616	$1,230	$1,902	$10,487

Construction
Pass	$2,165	$8,574	$12,062	$123	$—	$3	$22,927
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,165	$8,574	$12,062	$123	$—	$3	$22,927

Commercial Business
Pass	$10,266	$23,374	$31,068	$4,070	$5,209	$14,493	$88,480
Watch	—	—	—	—	—	—	—
Substandard	—	—	3,355	3	197	1,926	5,481

Total	$10,266	$23,374	$34,423	$4,073	$5,406	$16,419	$93,961

Current period charge-offs	$—	$(50)	$—	$—	$—	$—	$(50)
Current period recoveries	$—	$50	$—	$—	$—	$63	$113
Consumer
Pass	$1,489	$1,583	$1,430	$883	$304	$149	$5,838
Watch	—	—	—	—	—	—	—
Substandard	—	—	17	—	—	—	17

Total	$1,489	$1,583	$1,447	$883	$304	$149	$5,855

Current period charge-offs	$(28)	$(41)	$—	$(1)	$—	$—	$(70)
Current period recoveries	$7	$13	$—	$—	$—	$—	$20
Total Loans
Pass	$45,850	$90,613	$116,226	$141,484	$75,395	$162,820	$632,388
Watch	—	—	—	—	186	40	226
Substandard	—	—	3,372	6	1,048	2,846	7,272

Total	$45,850	$90,613	$119,598	$141,490	$76,629	$165,706	$639,886

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
September 30, 2025:
Real estate loans:
One- to four-family	$636	$479	$254	$1,369	$180,248	$181,617	$—
Multi-family	113	—	—	113	118,205	118,318	—
Commercial	583	415	626	1,624	194,398	196,022	—
Home equity lines of credit	14	—	—	14	10,345	10,359	—
Construction	—	—	—	—	20,015	20,015	—
Commercial	20	—	122	142	93,101	93,243	—
Consumer	8	62	—	70	5,794	5,864	—

Total	$1,374	$956	$1,002	$3,332	$622,106	$625,438	$—

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
June 30, 2025:
Real estate loans:
One- to four-family	$866	$307	$29	$1,202	$177,777	$178,979	$29
Multi-family	25	—	—	25	126,102	126,127	—
Commercial	1,049	249	—	1,298	200,252	201,550	—
Home equity lines of credit	—	—	—	—	10,487	10,487	—
Construction	—	—	—	—	22,927	22,927	—
Commercial	256	300	—	556	93,405	93,961	—
Consumer	56	—	17	73	5,782	5,855	—

Total	$2,252	$856	$46	$3,154	$636,732	$639,886	$29

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some loans are selected to be evaluated individually. At September 30, 2025, six loans were individually evaluated and three of these loans required specific reserves totaling $122,000. At June 30, 2025, no non-performing
loans were individually evaluated and no specific reserve was established.
The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded at September 30, 2025 and June 30, 2025:

	September 30, 2025		June 30, 2025
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Mortgages on real estate:
One- to four-family	$254	$254	$—	$—
Multi-family	—	—	—	—
Commercial	626	626	—	—
Home equity lines of credit	—	—	—	—
Construction loans	—	—	—	—
Commercial business loans	—	—	—	—
Consumer loans	—	15	—	17

Total	$880	$895	$—	$17

Loan Modifications with Borrowers Experiencing Financial Difficulty
The Company modified no loans for borrowers experiencing financial difficulty in the three months ended September 30, 2025 or in the year ended June 30, 2025.
Loan Modifications with Defaults
The Company had no loan modifications for borrowers experiencing financial difficulty in default or in foreclosure as of September 30, 2025 or June 30, 2025. The Company defines a default as any loan that becomes 90 days or more past due.

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
The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of September 30, 2025 and June 30, 2025, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $40,000 and $165,000, respectively. As of September 30, 2025 and June 30, 2025, the Company had no residential mortgage loans or home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:	Federal Home Loan Bank Stock
Federal Home Loan Bank (“FHLB”) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $4,844,000 and $5,174,000 of FHLB stock as of September 30, 2025 and June 30, 2025, respectively. The FHLB provides liquidity
and funding through advances.

Note 8:	Federal Home Loan Bank Advances and Other Borrowings
The FHLB advances totaled $69,124,000 and $54,124,000 as of September 30, 2025 and June 30, 2025, respectively. The FHLB advances are secured by mortgage, multi-family, commercial real estate and home equity line of credit (“HELOC”) loans totaling $422,701,000 at September 30, 2025 and $415,223,000 at June 30, 2025, and are subject to restrictions or penalties in the event of prepayment. Interest rates on advances were from 0.00 to 4.93 percent with maturities from 2025 to 2032 at September 30, 2025, while interest rates on advances were from 0.00 to 4.93 percent with maturities from 2025 to 2032 at June 30, 2025. At September 30, 2025, the Company’s advances included 12 advances at a rate of 0% totaling $3,624,000 as part of the FHLB Community Small Business Advance program.
Other borrowings include borrowings from the Federal Reserve Bank of Chicago. The Company utilizes the Federal Reserve Bank Discount Window periodically for overnight funding. At September 30, 2025, the collateral value of loans pledged at the Federal Reserve Bank was $33,802,000 at September 30, 2025 and $35,251,000 at June 30, 2025. The Company had no borrowings from the Federal Reserve Bank at September 30, 2025 or June 30, 2025.

Note 9:	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in accumulated other comprehensive income (loss), by component, net of tax, for the three months ended September 30, 2025 and 2024:

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
September 30, 2025:
Beginning balance	$(16,541)	$277	$(16,264)
Other comprehensive income before reclassification	1,713	—	1,713
Amounts reclassified from accumulated other comprehensive loss	82	—	82
Net current period other comprehensive income	—	1	1

Ending balance	$(14,746)	$278	$(14,468)

September 30, 2024:
Beginning balance	$(20,768)	$209	$(20,559)
Other comprehensive income before reclassification	4,703	—	4,703
Amounts reclassified from accumulated other comprehensive loss	51	—	51
Net current period other comprehensive loss	—	(2)	(2)

Ending balance	$(16,014)	$207	$(15,807)

Note 10:	Changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the quarters ended September 30, 2025 and 2024, were as follows:

	Amounts Reclassified from AOCI
	2025	2024	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$(114)	$(71)	Net realized gains (losses) on sale of available-for-sale securities
Amortization of defined benefit pension items: Actuarial losses	$1	$(2)	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	$(113)	$(73)
Tax expense (credit)	$(32)	$(20)	Provision (credit) for Income Tax

Total reclassification out of AOCI	$(81)	$(53)	Net Income

Note 11:	Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended September 30,
	2025	2024
Computed at the statutory rate	$400	$179
Increase resulting from
Tax exempt interest	(8)	(8)
Cash surrender value of life insurance	(25)	(24)
State income taxes	148	58
Other	(3)	13

Actual expense	$512	$218

Note 12:	Regulatory Capital
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
As of September 30, 2025 and June 30, 2025, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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
Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2025 and June 30, 2025:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	$916	$—	$916	$—
Mortgage-backed: GSE residential	174,345	—	174,345	—
Small Business Administration	12,815	—	12,815	—
State and political subdivisions	1,748	—	—	1,748
Mortgage servicing rights	1,430	—	—	1,430

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025:
Available-for-sale securities:
U.S. Government and federal agency and Government sponsored enterprises (GSE’s)	1,812	—	1,812	—
Mortgage-backed: GSE residential	171,079	—	171,079	—
Small Business Administration	13,114	—	13,114	—
State and political subdivisions	1,748	—	—	1,748
Mortgage servicing rights	1,429	—	—	1,429
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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

Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Three months ended September 30, 2025
	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$1,748	$1,429	$3,177
Transfers into Level 3	—	60	60
Transfers out of Level 3	—	(44)	(44)
Total realized and unrealized gains and losses included in net income	—	(15)	(15)
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—

Ending balance	$1,748	$1,430	$3,178

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$(15)	$(15)

	Year ended June 30, 2025
	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,057	$1,491	$3,548
Transfers into Level 3	—	130	130
Transfers out of Level 3	—	(122)	(122)
Total realized and unrealized gains and losses included in net income	—	(70)	(70)
Purchases	—	—	—
Sales	—	—	—
Settlements	(309)	—	(309)

Ending balance	$1,748	$1,429	$3,177

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$(70)	$(70)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the condensed consolidated statements of income as noninterest income.

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and June 30, 2025:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025:
Foreclosed assets	$40	$—	$—	$40
June 30, 2025:
Foreclosed assets	$—	$—	$—	$—
The following table presents losses recognized on assets measured on a non-recurring
basis for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Individually evaluated collateral-dependent loans	$(122)	$—
Foreclosed assets	$(104)	$—
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
Foreclosed Assets
Foreclosed assets consist primarily of real estate owned. Real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy.
Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by the senior lending officer. Appraisals are reviewed for accuracy and consistency by the senior lending officer. Appraisers are selected from the list of approved appraisers maintained by management.
Individually Evaluated Collateral-dependent Loans, Net of the Allowance for Credit Losses on Loans
The estimated fair value of individually evaluated collateral-dependent loans is based on the appraised fair value of the collateral, less estimated cost to sell. Individually evaluated collateral-dependent loans are classified within Level 3 of the fair value hierarchy.

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
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2025 and June 30, 2025.

	Fair Value at September 30, 2025	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,430	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% (9.5%) 5.0% - 11.1% (10.3%) 0.07% - 0.12% (0.12%)
State and political subdivision	1,748	Discounted cash flow	Maturity/Call Date Weighted average coupon Marketability yield adjustment	1 month – 6 years 2.97% - 3.08% (3.04%) 1.0% - 2.0% (1.6%)
Foreclosed assets	40	Market comparable properties	Comparability adjustments (%)	0% (0%)

	Fair Value at June 30, 2025	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,429	Discounted cash flow	Discount rate Constant prepayment rate Probability of default	9.5% (9.5%) 4.9% - 9.8% (9.2%) 0.07% - 0.12% (0.12%)
State and political subdivision	1,748	Discounted cash flow	Maturity/Call Date Weighted average coupon Marketability yield adjustment	1 month – 6 years 2.97% - 3.08% (3.04%) 1.0% - 2.0% (1.6%)

Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2025 and June 30, 2025.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025:
Financial assets
Cash and cash equivalents	$8,027	$8,027	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for credit losses	619,282	—	—	598,392
Federal Home Loan Bank stock	4,844	—	4,844	—
Accrued interest receivable	3,693	—	3,693	—
Financial liabilities
Deposits	680,264	—	361,787	318,241
Repurchase agreements	18,130	—	18,130	—
Federal Home Loan Bank advances	69,124	—	68,007	—
Advances from borrowers for taxes and insurance	681	—	681	—
Accrued interest payable	1,812	—	1,812	—
Unrecognized financial instruments (net of contract amount)	—	—	—	—
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025:
Financial assets
Cash and cash equivalents	$20,092	$20,092	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for credit losses	633,603	—	—	610,986
Federal Home Loan Bank stock	5,174	—	5,174	—
Accrued interest receivable	3,545	—	3,545	—
Financial liabilities
Deposits	721,258	—	408,173	312,719
Repurchase agreements	18,795	—	18,795	—
Federal Home Loan Bank advances	54,124	—	52,892	—
Advances from borrowers for taxes and insurance	972	—	972	—
Accrued interest payable	1,861	—	1,861	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

The methods utilized to measure the fair value of financial instruments at September 30, 2025, represent an approximation of exit price; however, an actual exit price may
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
instruments.
Off-Balance
Sheet Credit Exposures
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. During the three months ended September 30, 2025, the Company recorded a provision for credit losses on off-balance
sheet credit exposures of $23,000 compared to a provision for credit losses of $5,000 for the three months ended September 30, 2024. Our allowance for credit losses (ACL) on off-balance
sheet credit exposures was $98,000 and $75,000 at September 30, 2025 and June 30, 2025, respectively. This increase was primarily due to an increase in loans with unfunded balances without the Company’s ability to cancel on demand.

Note 15:	Subsequent Events
On October 29, 2025, the Company entered into an agreement to merge with and into ServBanc Holdco, Inc. (“ServBanc”) with the Association merging into ServBank, the wholly owned subsidiary of ServBanc. The Company’s shareholders will receive approximately $89.8 million, or $27.20 in cash for each share of Company common stock, subject to certain potential adjustments described in the merger agreement. The transaction has been unanimously approved by the boards of both the Company and ServBanc and is subject to regulatory approval, Company shareholder approval and other conditions set forth in the merger agreement. The transaction is anticipated to close in the first calendar quarter of 2026.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, the imposition of tariffs or other domestic or international governmental policies and retaliatory responses, legislative or regulatory changes that may adversely affect our business, the effects of the federal government shutdown, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Association’s loan or investment portfolios.

Additional factors that may affect our results are discussed under “Item 1A.—Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, and the Company’s other filings with the Securities and Exchange Commission (“SEC”). These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011, we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. We also established a charitable foundation, Iroquois Federal Foundation, to which we contributed 314,755 shares of our common stock. As of September 30, 2025, the Company had repurchased 1,674,479 shares of common stock under stock repurchase plans.

The Company is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve System. The Company’s business activities are limited to oversight of its investment in the Association.

The Association is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers within a 100-mile radius of its locations in Watseka, Danville, Clifton, Hoopeston, Savoy, Champaign, and Bourbonnais, Illinois and Osage Beach, Missouri. The principal activity of the Association’s wholly owned subsidiary, L.C.I. Service Corporation, is the sale of property and casualty insurance. The Association is subject to regulation by the Office of the Controller of the Currency and the Federal Deposit Insurance Corporation.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago (“FHLB Chicago”) advances. Our results of operations also are affected by our provision for credit losses, noninterest income and noninterest expense. Noninterest income consists primarily of customer service fees, brokerage commission income, insurance commission income, net realized gains on loan sales, mortgage banking income, and income on bank-owned life insurance. Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, data processing, professional fees, marketing, office supplies, federal deposit insurance premiums, and foreclosed assets. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.64% and 1.93% for the three months ended September 30, 2025 and 2024, respectively. Net interest income increased to $6.2 million for the three months ended September 30, 2025 from $4.8 million for the three months ended September 30, 2024.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $1.0 million, or 0.2% of total loans at September 30, 2025 and $46,000, or less than 0.1% of total loans at June 30, 2025. Our non-performing assets totaled $1.1 million, or 0.1% of total assets at September 30, 2025, and $211,000, or less than 0.1% of total assets at June 30, 2025.

At September 30, 2025, the Association was categorized as “well capitalized” under federal regulations.

Our net income for the three months ended September 30, 2025 was $1.4 million, compared to a net income of $633,000 for the three months ended September 30, 2024. The increase in net income was due to an increase in net interest income and a decrease in provision for credit losses, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended September 30, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Income Tax Accounting. The provision for income taxes is based upon income in our condensed consolidated financial statements, rather than amounts reported on our income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. Under U.S. generally accepted accounting principles, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination as to whether we will be able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings. Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. The benefit of an uncertain tax position is initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Differences between our position and the position of tax authorities could result in a reduction of a tax benefit or an increase to a tax liability, which could adversely affect our future income tax expense.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. Among other things, the new law makes permanent certain expiring business tax provisions of the Tax Cuts and Jobs Act. These include provisions which allow businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets and the cost of qualified domestic research and development. The OBBBA also imposes a floor on tax deductions taken on charitable contributions. Further, the OBBBA significantly changes U.S. tax law related to foreign operations and certain tax credits. The full impact of the bill is being analyzed by the Company and could have an impact on income tax expense in future periods.

There were no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Comparison of Financial Condition at September 30 and June 30, 2025

Total assets decreased $25.3 million, or 2.9%, to $862.3 million at September 30, 2025 from $887.7 million at June 30, 2025. The decrease was primarily due to a $14.3 million decrease in net loans and a $12.1 million decrease in cash and cash equivalents, partially offset by a $2.1 million increase in investment securities.

Net loans receivable decreased by $14.3 million, or 2.3%, to $619.3 million at September 30, 2025, from $633.6 million at June 30, 2025. The decrease in net loans receivable during this period was due primarily to a $7.8 million, or 6.2% decrease in multi-family loans, a $5.5 million, or 2.7%, decrease in commercial real estate loans, a $2.9 million, or 12.7%, decrease in construction loans, a $718,000, or 0.8%, decrease in commercial business loans, and a $128,000, or 1.2%, decrease in home equity lines of credit, partially offset by a $2.6 million, or 1.5%, increase in one- to four-family mortgage loans, and a $9,000, or 0.2%, increase in consumer loans.

Investment securities, consisting entirely of available-for-sale securities, increased $2.1 million, or 1.1%, to $189.8 million at September 30, 2025 from $187.8 million at June 30, 2025. We had no securities held to maturity at September 30, 2025 or June 30, 2025.

Between June 30, 2025, and September 30, 2025, accrued interest receivable increased $148,000 to $3.7 million, while deferred income taxes decreased $752,000 to $7.9 million, Federal Home Loan Bank (“FHLB”) stock decreased $330,000 to $4.8 million, premises and equipment decreased $116,000 to $10.1 million, and foreclosed assets held for sale decreased $125,000 to $40,000. The increase in accrued interest receivable was the result of an increase in average yield on interest earning assets while the decrease in deferred income taxes was mostly due to a decrease in unrealized losses on available-for-sale securities. The decrease in FHLB stock was due to a repurchase of excess stock by FHLB Chicago. The decrease in premises and equipment was the result of ordinary depreciation and the decrease in foreclosed assets held for sale was the result of the sale of property.

At September 30, 2025, our investment in bank-owned life insurance was $15.5 million, an increase of $118,000 from $15.3 million at June 30, 2025. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us with noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses, which totaled $24.9 million at September 30, 2025.

Deposits decreased $41.0 million, or 5.7%, to $680.3 million at September 30, 2025 from $721.3 million at June 30, 2025. Noninterest bearing demand accounts decreased $69.2 million, or 66.3%, to $35.2 million, while certificates of deposit, excluding brokered certificates of deposit, increased $6.9 million, or 2.4%, to $290.3 million, savings, NOW, and money market accounts combined increased $22.9 million, or 7.5%, to $326.6 million, and brokered certificates of deposit decreased $1.5 million, or 5.0%, to $28.2 million. The large decrease in noninterest bearing demand accounts was mostly due to approximately $59.3 million in deposits from a public entity that collects real estate taxes that were withdrawn during the three months ended September 30, 2025, when tax monies were distributed. Repurchase agreements decreased $665,000, or 3.5%, to $18.1 million at September 30, 2025 from $18.8 million at June 30, 2025. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago, which increased $15.0 million to $69.1 million at September 30, 2025 from $54.1 million at June 30, 2025.

Accrued interest payable decreased $49,000, or 2.6%, to $1.8 million at September 30, 2025 from $1.9 million at June 30, 2025, while advances from borrowers for taxes and insurance decreased $291,000, or 29.9%, to $681,000 at September 30, 2025 from $972,000 at June 30, 2025, allowance for credit losses on off-balance sheet credit exposures increased $23,000 to $98,000 at September 30, 2025 from $75,000 at June 30, 2025, and other liabilities decreased $1.0 million, or 15.8%, to $5.5 million at September 30, 2025 from $6.6 million at June 30, 2025. The decrease in accrued interest payable was mostly due to a decrease in both the yield and average balance of interest-bearing liabilities. The decrease in advances from borrowers for taxes and insurance was attributable to the timing of the payment of real estate taxes and insurance, the increase in the allowance for credit losses on off-balance sheet credit exposures was due to increases in loans with unfunded balances without the Bank’s ability to cancel on demand, and the increase in other liabilities was mostly due to a fluctuation in items in process.

Total equity increased $2.7 million, or 3.3%, to $84.5 million at September 30, 2025 from $81.8 million at June 30, 2025. Equity increased primarily due to an increase of $1.8 million in accumulated other comprehensive income (loss), net of tax, net income of $1.4 million and ESOP and stock equity plan activity of $167,000, partially offset by the accrual of approximately $670,000 in dividends to our stockholders. The increase in accumulated other comprehensive income (loss) was primarily due to decrease in unrealized depreciation on available-for-sale securities, net of tax.

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. Net income increased $759,000 to $1.4 million for the three months ended September 30, 2025 from $633,000 for the three months ended September 30, 2024. The increase was primarily due to an increase in net interest income and a credit to the provision for credit losses, partially offset by a decrease in noninterest income, and an increase in noninterest expenses.

Net Interest Income. Net interest income increased by $1.4 million, or 28.3%, to $6.2 million for the three months ended September 30, 2025 from $4.8 million for the three months ended September 30, 2024. The increase was due to an increase of $179,000 in interest income and a decrease of $1.2 million in interest expense. Our net interest margin increased by 70 basis points to 2.97% for the three months ended September 30, 2025 compared to 2.27% for the three months ended September 30, 2024, while our interest rate spread increased by 71 basis points to 2.64% for the three months ended September 30, 2025 compared to 1.93% for the three months ended September 30, 2024. A $28.7 million, or 3.8%, decrease in the average balance of interest-bearing liabilities was partially offset by a $16.5 million, or 2.0%, decrease in the average balance of interest-earning assets.

Interest and Dividend Income. Interest income increased by $179,000, or 1.6%, to $11.1 million for the three months ended September 30, 2025, from $10.9 million for the three months ended September 30, 2024. The increase in interest income was primarily due to a $10,000 increase in interest income on loans, a $81,000 increase in interest income on securities and an $88,000 increase in other interest income. The increase in interest income on loans resulted from a 19 basis point, or 3.2%, increase in the average yield on loans to 6.02% for the three months ended September 30, 2025, from 5.83% for the three months ended September 30, 2024, mostly offset by a $19.7 million, or 3.0%, decrease in the average balance of loans to $630.1 million for the three months ended September 30, 2025, from $649.8 million for the three months ended September 30, 2024. Interest on securities increased $81,000, or 6.4%, as a result of a 17 basis point, or 6.4%, increase in the average yield on securities to 2.86% for the three months ended September 30, 2025 from 2.69% for the three months ended September 30, 2024, while the average balance of securities was $189.8 million for both the three months ended September 30, 2025 and 2024.

Interest Expense. Interest expense decreased $1.2 million, or 19.4%, to $4.9 million for the three months ended September 30, 2025, from $6.1 million for the three months ended September 30, 2024. The decrease was due to both a decrease in the average cost of interest-bearing liabilities and by a decrease in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased by $655,000, or 13.8%, to $4.1 million for the three months ended September 30, 2025 from $4.8 million for the three months ended September 30, 2024. This decrease was due to a 42 basis point, or 14.1%, decrease in the average cost of interest bearing deposits to 2.56% for the three months ended September 2025, from 2.98% for the three months ended September 30, 2024, partially offset by a $302,000, or 0.1% increase in the average balance of interest-bearing deposits to $639.3 million for the three months ended September 30, 2025 from $639.0 million for the three months ended September 30, 2024.

Interest expense on borrowings, including FHLB advances, repurchase agreements and other borrowings, decreased $528,000, or 39.4%, to $811,000 for the three months ended September 30, 2025, from $1.3 million for the three months ended September 30, 2024. This decrease was due to a decrease in the average balance of borrowings to $90.7 million for the three months ended September 30, 2025 from $119.7 million for the three months ended September 30, 2024, and an 89 basis point decrease in the average cost of such borrowings to 3.58% for the three months ended September 30, 2025 from 4.47% for the three months ended September 30, 2024.

Provision (Credit) for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb potential credit losses inherent in our loan portfolio. We recorded a credit for credit losses of $42,000 for the three months ended September 30, 2025, which includes a credit for credit losses on loans of $65,000 and a provision for credit losses on off-balance sheet credit exposures of $23,000, compared to a provision for credit losses of $382,000 for the three months ended September 30, 2024, which includes a provision for credit losses on loans of $377,000 and a provision for credit losses on off-balance sheet credit exposures of $5,000. The allowance for credit losses on loans was $6.5 million, or 1.04% of total loans, at September 30, 2025, compared to $7.5 million, or 1.14% of total loans at September 30, 2024, and $6.6 million, or 1.04% of total loans, at June 30, 2025. During the three months ended September 30, 2025, a net loss of $71,000 was recorded, while during the three months ended September 30, 2024, a net loss of $404,000 was recorded.

The following table sets forth information regarding the allowance for credit losses and nonperforming assets at the dates indicated:

	Three Months Ended September 30, 2025	Year Ended June 30, 2025
Allowance to non-performing loans	638.25%	14406.52%
Allowance to total loans outstanding at the end of the period	1.04%	1.04%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.05%	0.03%
Total non-performing loans to total loans	0.16%	0.01%
Total non-performing assets to total assets	0.12%	0.02%

Noninterest Income. Noninterest income decreased $266,000, or 18.9%, to $1.1 million for the three months ended September 30, 2025 from $1.4 million for the three months ended September 30, 2024. The decrease was primarily due to an increase in net realized loss on sale of available-for-sale securities and a decrease in other noninterest income, partially offset by an increase in brokerage commissions, an increase in mortgage banking income (loss), net, and an increase in gain on sale of loans. For the three months ended September 30, 2025, net realized losses on sale of available-for-sale securities increased by $43,000 to a loss of $114,000, and other noninterest income decreased by $417,000 to $344,000, while brokerage commissions increased by $20,000 to $198,000, mortgage banking income (loss), net increased $128,000 to $86,000 and gain (loss) on sale of loans increased by $19,000 to $116,000 from the three months ended September 30, 2024. The increase in net realized loss on sale of available-for-sale securities was due to more securities sold at a net loss in the three months ended September 30, 2025, while the decrease in other income was due to the receipt of an insurance settlement filed as a result of HELOC check fraud in the three months ended September 30 2024. The increase in mortgage banking income (loss), net and the gain on sale of loans was a result of an increase in the valuation of mortgage servicing rights and an increase in loan servicing fees in the three months ended September 30, 2025, while the increase in brokerage commissions was due to the result of an increase in mutual fund commissions and management fees.

Noninterest Expense. Noninterest expense increased $467,000, or 9.3%, to $5.5 million for three months ended September 30, 2025 from $5.0 million for the three months ended September 30, 2024. Compensation and benefits increased $312,000, or 10.2%, equipment expense increased $24,000, or 4.1%, and loss on sale of foreclosed assets, net increased $97,000. These increases were partially offset by a $43,000, or 32.6%, decrease in federal deposit insurance. Compensation and benefits increased due to normal salary increases, annual incentive plan increases and increased medical costs, equipment expense increased due to an increase in the cost of core processing, and the loss on sale of foreclosed assets, net increased since we sold property at a loss in the three months ended September 30, 2025. Our federal deposit insurance premium decreased due to a decrease in the quarterly assessment multiplier as a result of improvement in the sum of financial ratio contributions to assessment rate.

Income Tax Expense. We recorded a provision for income tax of $512,000 for the three months ended September 30, 2025, compared to a provision for income tax of $218,000 for the three months ended September 30, 2024, reflecting effective tax rates of 26.9% and 25.6%, respectively.

Asset Quality

At September 30, 2025, our non-accrual loans totaled $1.0 million, which consisted of one- to four-family loan in the amount of $254,000, two commercial real estate loans totaling $626,000, three commercial loans totaling $122,000, and one consumer loan for $15,000.

At September 30, 2025 we had no loans that were delinquent 90 days or greater and still accruing interest.

At September 30, 2025, loans classified as substandard equaled $6.0 million. Loans classified as substandard consisted of $424,000 in one- to four-family loans, $223,000 in multi-family loans, $2.0 million in commercial real estate loans, $3.4 million in commercial business loans and $15,000 in consumer loans. No loans were classified as doubtful or loss at September 30, 2025.

At September 30, 2025, loans designated as watch equaled $584,000 and consisted of $348,000 in one- to four-family loans, $170,000 in commercial real estate loans, and $66,000 in commercial business loans.

Loan Modifications with Borrowers Experiencing Financial Difficulty. The Company made no loan modifications for borrowers with financial difficulties in the three months ended September 30, 2025 or 2024.

Foreclosed Assets. At September 30 2025, we had $40,000 in foreclosed assets and at June 30, 2025, we had $165,000 in foreclosed assets. Foreclosed assets at both September 30 2025 and June 30, 2025 consisted of one- to four-family residential real estate.

Allowance for Credit Loss Activity

The Company regularly reviews its allowance for credit losses and adjusts its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for credit losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for credit losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for credit losses over the three-month periods ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024
Balance, beginning of period	$6,627	$7,499
Loans charged off:
Real estate loans:
One- to four-family	—	—
Multi-family	—	(350)
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	(70)	(50)
Consumer	(9)	(9)

Gross charged off loans	(79)	(409)

Recoveries of loans previously charged off:
Real estate loans:
One- to four-family	2	1
Multi-family	—	—
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	2	2
Consumer	4	2

Gross recoveries of charged off loans	8	5

Net (charge-offs) recoveries	(71)	(404)

Provision (credit) charged to expense	(65)	377

Balance, end of period	$6,491	$7,472

The allowance for credit losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for credit losses through the provisions for credit losses that we charge to income. We charge losses on loans against the allowance for credit losses when we believe the collection of loan principal is unlikely. The allowance for credit losses decreased $136,000, or 2.1%, to $6.5 million at September 30, 2025 from $6.6 million at June 30, 2025. This slight decrease in the allowance for credit losses on loans was made to bring the allowance for credit losses on loans to a level that represents the Company’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists to meet the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended September 30, 2025 and the year ended June 30, 2025, our liquidity ratio averaged 25.0% and 24.1% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2025.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $8.0 million. Interest-earning time deposits which can offer additional sources of liquidity, totaled $250,000 at September 30, 2025.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by (used in) operating activities was $(539,000) and $2.2 million for the three months ended September 30, 2025 and 2024, respectively. Net cash provided by (used in) investing activities consisted primarily of proceeds from the sales, maturities, pay downs of available-for-sale securities, partially offset by disbursements for loan originations and the purchase of securities. Net cash provided by (used in) investing activities was $15.4 million and $(4.0) million for the three months ended September 30, 2025 and 2024, respectively. Net cash provided by (used in) financing activities consisted primarily of the activity in deposit accounts, FHLB advances and other borrowings. The net cash provided by (used in) financing activities was $(27.0) million and $90,000 for the three months ended September 30, 2025 and 2024, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at September 30, 2025 and June 30, 2025.

	September 30, 2025	June 30, 2025
	(Dollars in thousands)
Commitments to fund loans	$6,617	$7,631
Lines of credit	74,464	69,658

At September 30, 2025, certificates of deposit due within one year of September 30, 2025 totaled $284.4 million, or 41.8% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2026. It is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with FHLB Chicago, the Federal Reserve Discount Window, and CIBC Bank USA. At September 30, 2025, our borrowings consisted of $69.1 million in FHLB advances. At September 30, 2025, we had the ability to borrow up to an additional $52.1 million from FHLB Chicago, we had $14.0 million available from CIBC Bank, and also had the ability to borrow $33.8 million from the Federal Reserve Bank of Chicago based on current collateral pledged.

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

As of September 30, 2025, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	September 30, 2025	June 30, 2025	Minimum to Be Well
	Actual	Actual	Capitalized
Community Bank Leverage Ratio	10.2%	10.0%	9.0%

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

	For the Three Months Ended September 30,
	2025				2024
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Assets
Loans	$630,066	9,485	6.02%	$649,753	9,475	5.83%
Securities:
U.S. Government and federal agency	913	5	2.19%	5,732	35	2.44%
Mortgage-backed:
GSE residential	174,116	1,255	2.88%	166,750	1,122	2.69%
Small Business Administration	12,975	84	2.59%	14,267	96	2.69%
State and political subdivisions	1,748	13	2.97%	3,099	23	2.97%

Total securities	189,752	1,357	2.86%	189,848	1,276	2.69%
Other	13,320	250	7.51%	10,074	162	6.43%

Total interest-earning assets	833,138	11,092	5.33%	849,675	10,913	5.14%
Non-interest earning assets	38,153				38,980

Total assets	$871,291			$888,655

	For the Three Months Ended September 30,
	2025				2024
	Average Balance	Interest Income/ Expense	Yield/Cost	Average Balance	Interest Income/ Expense	Yield/Cost
	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$104,754	43	0.16%	$100,193	40	0.16%
Savings accounts	57,271	40	0.28%	54,365	42	0.31%
Money market accounts	159,597	1,022	2.56%	167,690	1,208	2.88%
Certificates of deposit	317,697	2,993	3.77%	316,769	3,463	4.37%

Total interest-bearing deposits	639,319	4,098	2.56%	639,017	4,753	2.98%
Borrowings and repurchase agreements	90,705	811	3.58%	119,711	1,339	4.47%

Total interest-bearing liabilities	730,024	4,909	2.69%	758,728	6,092	3.21%
Noninterest-bearing liabilities	49,984			46,165
Other Noninterest-bearing liabilities	8,021			6,602

Total liabilities	788,029			811,495
Stockholders’ equity	83,262			77,160

Total liabilities and stockholders’ equity	$871,291			$888,655

Net interest income		$6,183			$4,821

Interest rate spread (1)			2.64%			1.93%
Net interest margin (2)			2.97%			2.27%
Net interest-earning assets (3)	$103,114			$90,947

Average interest-earning assets to interest-bearing liabilities	1.14%			1.12%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended September 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$(1,185)	$1,195	$10
Securities	(5)	86	81
Other	58	30	88

Total interest-earning assets	$(1,132)	$1,311	$179

Interest-bearing liabilities:
Interest-bearing checking or NOW	$3	$—	$3
Savings accounts	11	(13)	(2)
Certificates of deposit	70	(540)	(470)
Money market accounts	(56)	(130)	(186)

Total interest-bearing deposits	28	(683)	(655)
Federal Home Loan Bank advances, other borrowings and repurchase agreements	(290)	(238)	(528)

Total interest-bearing liabilities	$(262)	$(921)	$(1,183)

Change in net interest income	$(870)	$2,232	$1,362

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of September 30, 2025, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
The Association and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item1A.- Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended June 30, 2025, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form
10-K
are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement,” as that term is used in SEC regulations.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2025, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024, and (vi) the notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: November 12, 2025	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
Chairman and Chief Executive Officer

Date: November 12, 2025	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)