Form 10-Q
period 2025-12-31
IF Bancorp, Inc.
filed 2026-02-12
CIK 1514743

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. ☒
Yes
 ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒
Yes
 ☐ No

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
of the Exchange Act). ☐ Yes ☒ No
The Registrant had 3,351,526 shares of common stock, par value $0.01 per share, issued and outstanding as of February 4, 2026.

IF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements
IF Bancorp, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	December 31, 2025	June 30, 2025
	(Unaudited)
Assets
Cash and due from banks	$7,684	$18,703
Interest-bearing demand deposits	1,107	1,389

Cash and cash equivalents	8,791	20,092

Interest-bearing time deposits in banks	250	250
Available-for-sale securities	184,755	187,753
Loans, net of allowance for credit losses of $6,526 and $6,627 at December 31, 2025 and June 30, 2025, respectively	592,281	633,603
Premises and equipment, net of accumulated depreciation of $9,779 and $9,503 at December 31, 2025 and June 30, 2025, respectively	10,005	10,201
Federal Home Loan Bank stock, at cost	4,721	5,174
Foreclosed assets held for sale	—	165
Accrued interest receivable	3,733	3,545
Bank-owned life insurance	15,584	15,348
Mortgage servicing rights	1,431	1,429
Deferred income taxes	7,380	8,656
Other	1,451	1,443

Total assets	$830,382	$887,659

Liabilities and Equity
Liabilities
Deposits
Demand	$37,685	$104,428
Savings, NOW and money market	303,368	303,745
Certificates of deposit	286,838	283,368
Brokered certificates of deposit	21,670	29,717

Total deposits	649,561	721,258

Repurchase agreements	16,985	18,795
Federal Home Loan Bank advances	66,624	54,124
Advances from borrowers for taxes and insurance	962	972
Accrued post-retirement benefit obligation	2,174	2,169
Accrued interest payable	2,073	1,861
Allowance for credit losses on off-balance sheet credit exposures	39	75
Other	4,597	6,568

Total liabilities	743,015	805,822

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value per share, 100,000,000 shares authorized, 3,351,526 shares issued and outstanding at both December 31, 2025 and June 30, 2025, respectively	33	33
Additional paid-in capital	52,571	52,329
Unearned ESOP shares, at cost, 105,848 and 115,470 shares at December 31, 2025 and June 30, 2025, respectively	(1,058)	(1,155)
Retained earnings	48,967	46,894
Accumulated other comprehensive loss, net of tax	(13,146)	(16,264)

Total stockholders’ equity	87,367	81,837

Total liabilities and stockholders’ equity	$830,382	$887,659

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$9,026	$9,564	$18,511	$19,039
Securities:
Taxable	1,316	1,266	2,660	2,519
Tax-exempt	13	23	26	46
Federal Home Loan Bank dividends	110	101	233	214
Deposits with other financial institutions	70	56	197	105

Total interest and dividend income	10,535	11,010	21,627	21,923

Interest Expense
Deposits	3,918	4,694	8,016	9,447
Federal Home Loan Bank advances and repurchase agreements	644	1,089	1,454	2,122
Line of credit and other borrowings	2	210	3	516

Total interest expense	4,564	5,993	9,473	12,085

Net Interest Income	5,971	5,017	12,154	9,838
Provision (Credit) for Credit Losses	34	(450)	(8)	(68)

Net Interest Income After Provision (Credit) for Credit Losses	5,937	5,467	12,162	9,906

Noninterest Income
Customer service fees	148	121	280	246
Other service charges and fees	76	68	151	129
Insurance commissions	208	214	395	398
Brokerage commissions	203	183	401	361
Net realized gains (losses) on sales of available-for-sale securities	—	—	(114)	(71)
Mortgage banking income, net	89	198	175	156
Gain on sale of loans	152	72	268	169
Bank-owned life insurance income, net	118	114	236	229
Other	366	287	710	1,048

Total noninterest income	1,360	1,257	2,502	2,665

Noninterest Expense
Compensation and benefits	3,135	3,184	6,515	6,252
Office occupancy	263	256	549	535
Equipment	560	568	1,163	1,147
Federal deposit insurance	88	124	177	256
Stationary, printing and office	30	29	55	51
Advertising	96	86	208	187
Professional services	673	163	819	299
Supervisory examinations	29	32	38	57
Audit and accounting services	20	22	110	114
Organizational dues and subscriptions	6	5	28	27
Insurance bond premiums	69	68	135	132
Telephone and postage	38	49	86	95
Loss on foreclosed assets, net	8	—	105	—
Other	460	456	950	886

Total noninterest expense	5,475	5,042	10,938	10,038

Income Before Income Tax	1,822	1,682	3,726	2,533
Provision for Income Tax	494	463	1,006	681

Net Income	$1,328	$1,219	$2,720	$1,852

Earnings Per Share:
Basic	$0.41	$0.38	$0.84	$0.57
Diluted	$0.41	$0.38	$0.84	$0.57
Dividends declared per common share	$0.00	$0.00	$0.20	$0.20
See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended December 31,
	2025	2024
Net Income	$1,328	$1,219
Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $527 and $(1,683), for 2025 and 2024, respectively	1,321	(4,221)
Change in postretirement health plan gains and losses, net of taxes of $0 and $(1) for 2025 and 2024, respectively	1	(1)

Other comprehensive income (loss), net of tax	1,322	(4,222)

Comprehensive Income (Loss)	$2,650	$(3,003)

	Six Months Ended December 31,
	2025	2024
Net Income	$2,720	$1,852
Other Comprehensive Income
Unrealized appreciation on available-for-sale securities, net of taxes of $1,211 and $192, for 2025 and 2024, respectively	3,034	482
Less: reclassification adjustment for realized losses included in net income, net of taxes of $(32) and $(20), for 2025 and 2024, respectively	(82)	(51)

	3,116	533
Change in postretirement health plan gains and losses, net of taxes of $0 and $(1) for 2025 and 2024, respectively	2	(3)

Other comprehensive income, net of tax	3,118	530

Comprehensive Income	$5,838	$2,382

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the three months ended December 31, 2025
Balance, October 1, 2025	$33	$52,448	$(1,107)	$47,616	$(14,468)	$84,522
Net income	—	—	—	1,328	—	1,328
Other comprehensive income	—	—	—	—	1,322	1,322
Dividends paid on unearned ESOP	—	—	—	23	—	23
Stock equity plan	—	46	—	—	—	46
ESOP shares earned, 4,811 shares	—	77	49	—	—	126

Balance, December 31, 2025	$33	$52,571	$(1,058)	$48,967	$(13,146)	$87,367

For the three months ended December 31, 2024
Balance, October 1, 2024	$33	$51,999	$(1,299)	$43,839	$(15,807)	$78,765
Net income	—	—	—	1,219	—	1,219
Other comprehensive loss	—	—	—	—	(4,222)	(4,222)
Dividends paid on unearned ESOP	—	—	—	27	—	27
Stock equity plan	—	46	—	—	—	46
ESOP shares earned, 4,811 shares	—	56	48	—	—	104

Balance, December 31, 2024	$33	$52,101	$(1,251)	$45,085	$(20,029)	$75,939

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

For the six months ended December 31, 2025
Balance, June 30, 2025	$33	$52,329	$(1,155)	$46,894	$(16,264)	$81,837
Net income	—	—	—	2,720	—	2,720
Other comprehensive income	—	—	—	—	3,118	3,118
Dividends on common stock, $0.20 per share	—	—	—	(647)	—	(647)
Stock equity plan	—	93	—	—	—	93
ESOP shares earned, 9,622 shares	—	149	97	—	—	246

Balance, December 31, 2025	$33	$52,571	$(1,058)	$48,967	$(13,146)	$87,367

For the six months ended December 31, 2024
Balance, June 30, 2024	$33	$51,913	$(1,347)	$43,876	$(20,559)	$73,916
Net income	—	—	—	1,852	—	1,852
Other comprehensive income	—	—	—	—	530	530
Dividends on common stock, $0.20 per share	—	—	—	(643)	—	(643)
Stock equity plan	—	95	—	—	—	95
ESOP shares earned, 9,622 shares	—	93	96	—	—	189

Balance, December 31, 2024	$33	$52,101	$(1,251)	$45,085	$(20,029)	$75,939

See accompanying notes to the unaudited condensed consolidated financial statements.

IF Bancorp, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended December 31,
	2025	2024
Operating Activities
Net income	$2,720	$1,852
Items not requiring (providing) cash
Depreciation	306	310
Provision (credit) for credit losses	(8)	(68)
Net amortization (accretion) of premiums and discounts on securities	(124)	(74)
Deferred income taxes	33	32
Net realized gains on loan sales	(268)	(169)
Net realized losses on sales of available-for-sale securities	114	71
Loss on foreclosed assets held for sale	105	—
Bank-owned life insurance income, net	(236)	(227)
Originations of loans held for sale	(13,076)	(4,629)
Proceeds from sales of loans held for sale	13,342	4,811
ESOP compensation expense	246	189
Stock equity plan expense	93	95
Changes in
Accrued interest receivable	(188)	(522)
Other assets	(8)	1,210
Accrued interest payable	212	(808)
Post-retirement benefit obligation	7	(1)
Other liabilities	(2,007)	(61)

Net cash provided by operating activities	1,263	2,011

Investing Activities
Purchases of available-for-sale securities	(5,312)	(6,179)
Proceeds from sales of available-for-sale securities	2,016	4,665
Proceeds from maturities and pay-downs of available-for-sale securities	10,663	9,847
Net change in loans	41,330	(8,236)
Purchase of premises and equipment	(110)	(143)
Proceeds from sale of foreclosed assets	60	1
Purchase of Federal Home Loan Bank stock	—	(1,339)
Redemption of Federal Home Loan Bank stock	453	168

Net cash provided by (used in) investing activities	49,100	(1,216)

Financing Activities
Net decrease in demand deposits, money market, NOW and savings accounts	(67,120)	(50,173)
Net (decrease) increase in certificates of deposit, including brokered certificates	(4,577)	5,122
Net decrease in advances from borrowers for taxes and insurance	(10)	(183)
Proceeds from other borrowings	26,250	51,600
Repayments of other borrowings	(26,250)	(76,850)
Proceeds from Federal Home Loan Bank advances	142,500	362,500
Repayments of Federal Home Loan Bank advances	(130,000)	(296,500)
Net increase (decrease) in repurchase agreements	(1,810)	667
Dividends paid	(647)	(643)

Net cash used in financing activities	(61,664)	(4,460)

Net Decrease in Cash and Cash Equivalents	(11,301)	(3,665)
Cash and Cash Equivalents, Beginning of Period	20,092	9,571

Cash and Cash Equivalents, End of Period	$8,791	$5,906

Supplemental Cash Flows Information
Interest paid	$9,261	$12,893
Income taxes paid	$1,067	$333
Foreclosed assets in the settlement of loans	$—	$1
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2025 and June 30, 2025, and the results of its operations for the three month and six month periods ended December 31, 2025 and 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended June 30, 2025. The results of operations for the three month and six-month
periods ended December 31, 2025 are not necessarily indicative of the results that may be expected for the entire year.
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
In connection with the conversion to stock form, the Association established an ESOP for the exclusive benefit of eligible e mp
loyees (all salaried employees who have completed at least
1,000
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
A summary of ESOP shares at December 31, 2025 and June 30, 2025 are as follows (dollars in thousands):

	December 31, 2025	June 30, 2025
Allocated shares	188,202	179,498
Shares committed for release	9,622	19,245
Unearned shares	105,848	115,470

Total ESOP shares	303,672	314,213

Fair value of unearned ESOP shares (1)	$2,854	$2,812

(1)	Based on closing price of $26.96 and $24.35 per share on December 31, 2025, and June 30, 2025, respectively.
During the six months ended December 31, 2025, 10,541 ESOP shares were paid to ESOP participants due to separation from service and no shares were transferred out as a result of participant diversification. During the six months ended December 31, 2024, 7,091 ESOP shares were paid to ESOP participants due to separation from service and 563 shares were transferred out as a result of participant diversification.
The IF
Bancorp
, Inc. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by stockholders in 2012 for a ten-year
period which ended in November 2022. The purpose of the Equity Incentive Plan was to promote the long-term financial success of the Company and its Subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s stockholders. The Equity Incentive Plan authorized the issuance or delivery to participants of up to 673,575 shares of the Company common stock pursuant to grants of incentive and non-qualified
stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) was 481,125 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units was 192,450. This plan was replaced by the 2022 Equity Incentive Plan when the stockholders approved the new plan on November 21, 2022. The new plan authorizes the issuance or delivery to participants of up to 264,850 shares of the Company common stock pursuant to grants of incentive and non-qualified
stock options, restricted stock awards and restricted stock unit awards, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) was 52,970 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units was 211,888.
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
No stock options were outstanding at December 31, 2025, June 30, 2025 or December 31, 2024. No stock options were granted or vested during the three or six months ended December 31, 2025 and 2024.
The following table summarizes
non-vested
restricted stock activity for the six months ended December 31, 2025:

	Shares	Weighted-Average Grant- Date Fair Value
Balance, June 30, 2025	29,100	$19.10
Granted	—	—
Forfeited	—	—
Earned and issued	9,700	19.10

Balance, December 31, 2025	19,400	$19.10

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. At the date of grant the par value of the shares granted was recorded in equity as a credit to common stock and a debit to paid-in
capital. Stock-based compensation expense and related tax benefit for restricted stock, which was recognized in non-interest
expense, was $93,000 and $27,000, respectively, for the six months ended December 31, 2025, was $95,000 and $27,000, respectively, for the six months ended December 31, 2024, was $47,000 and $14,000, respectively, for the three months ended December 31, 2025, and was $46,000 and $13,000, respectively, for the three months ended December 31, 2024. Unrecognized compensation expense for non-vested
restricted stock awards was $309,000 at December 31, 2025, and is expected to be recognized over 1.7 years with a corresponding credit to paid-in
capital.

Note 4:	Earnings Per Common Share (“EPS”)
Basic and diluted earnings per common share are presented for the three month and six month periods ended December 31, 2025 and 2024. The factors used in the earnings per common share computation follow:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net income	$1,328	$1,219	$2,720	$1,852

Basic weighted average shares outstanding	3,351,526	3,353,010	3,351,526	3,353,018
Less: Average unallocated ESOP shares	(108,253)	(127,498)	(110,659)	(129,904)

Basic average shares outstanding	3,243,273	3,225,512	3,240,867	3,223,114

Diluted effect of restricted stock awards and stock options	—	—	—	—

Diluted average shares outstanding	3,243,273	3,225,512	3,240,867	3,223,114

Basic earnings per common share	$0.41	$0.38	$0.84	$0.57

Diluted earnings per common share	$0.41	$0.38	$0.84	$0.57

Note 5:	Securities
The amortized cost and approximate fair value of securities, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2025:
U.S. Government and federal agency	$994	$—	$(68)	$926
Mortgage-backed:
GSE residential	186,899	302	(17,468)	169,733
Small Business Administration	14,204	—	(1,543)	12,661
State and political subdivisions	1,435	—	—	1,435

	$203,532	$302	$(19,079)	$184,755

June 30, 2025:
U.S. Government and federal agency	$1,986	$—	$(174)	$1,812
Mortgage-backed:
GSE residential	192,261	70	(21,252)	171,079
Small Business Administration	14,894	—	(1,780)	13,114
State and political subdivisions	1,748	—	—	1,748

	$210,889	$70	$(23,206)	$187,753

Available for sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. All securities have been classified as available for sale.
Premiums and discounts on debt securities are amortized or accreted as adjustments to income over the estimated life of the security using the level yield method or to the earlier of call or maturity date. Realized gains or losses on the sale of securities are based on the specific identification method. The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
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
Accrued
interest receivable of $466,000 is included in the accrued interest receivable on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change.
The Company evaluates impaired AFS securities at the individual level on a quarterly basis, and considers such factors including, but not limited to: the extent to which the fair value of the security is less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; the payment structure of the security and likelihood of the issuer to be able to make payments that may increase in the future; failure of the issuer to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and the ability and intent to hold the security until maturity. A qualitative determination as to whether any portion of the impairment is attributable to credit risk is acceptable. There were no credit related factors underlying unrealized losses on AFS securities at December 31, 2025, and June 30, 2025.
Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company did not hold securities of any one issuer at December 31, 2025 or June 30, 2025 with a book value that exceeded 10% of the Company’s total equity except for mortgage-backed government-sponsored enterprise (“GSE”) residential securities and Small Business Administration securities with an amortized cost of approximately $186,899,000 and $14,204,000, respectively, and a market value of approximately $169,733,000 and $12,661,000, respectively, at December 31, 2025 and with an amortized cost of approximately $192,261,000 and $14,894,000 respectively, and a market value of approximately $171,079,000 and $13,114,000, respectively at June 30, 2025.
All mortgage-backed securities at December 31, 2025 and June 30, 2025 were issued by GSEs.
The amortized cost and fair value of
available-for-sale
securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale Securities
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	2,486	2,393
Five to ten years	6,711	6,355
After ten years	7,436	6,274

	16,633	15,022
Mortgage-backed securities	186,899	169,733

Totals	$203,532	$184,755

The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $69,751,000 and $102,268,000 as of December 31, 2025 and June 30, 2025, respectively.
The carrying value of securities sold under agreement to repurchase amounted to $17.0 million at December 31, 2025 and $18.8 million at June 30, 2025. At December 31, 2025, all $17.0 million of our repurchase agreements had an overnight maturity, and all were secured by U.S. Government, federal agency and GSE securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.
Gross
gains of $0 and $30,000 and gross losses of $114,000 and $101,000 resulting from sales of available-for-sale
securities were realized for the six months ended December 31, 2025, and 2024, respectively. Tax credit applicable to these net realized losses was $32,000 and $20,000, respectively. There were no sales of available-for-sale
securities for the three month periods ended December 31, 2025 and 2024.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2025 and June 30, 2025, was $165,042,000 and $173,405,000, respectively, which is approximately 89% and 92% of the Company’s available-for-sale
investment portfolio.
The following table shows the Company’s gross unrealized investment losses and the fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and June 30, 2025:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025:
U.S. Government and federal agency	$—	$—	$926	$(68)	$926	$(68)
Mortgage-backed:
GSE residential	3,940	(12)	147,515	(17,456)	151,455	(17,468)
Small Business Administration	—	—	12,661	(1,543)	12,661	(1,543)

Total	$3,940	$(12)	$161,102	$(19,067)	$165,042	$(19,079)

June 30, 2025:
U.S. Government and federal agency	$—	$—	$1,812	$(174)	$1,812	$(174)
Mortgage-backed:
GSE residential	7,887	(100)	150,592	(21,152)	158,479	(21,252)
Small Business Administration	1,242	(13)	11,872	(1,767)	13,114	(1,780)

Total	$9,129	$(113)	$164,276	$(23,093)	$173,405	$(23,206)

As
of December 31, 2025, the Company’s
available-for-sale
securities portfolio consisted of 181 securities, of which 163 were in an unrealized loss position.
The unrealized losses on the Company’s investment in U.S. Government and federal agency, Mortgage-backed Government-sponsored enterprises, and Small Business Administration securities at December 31, 2025 and June 30, 2025, were mostly the result of a decline in market value that was attributable to changes in interest rates and not credit quality, and the Company does not consider those investments to need an allowance for credit losses at December 31, 2025 and June 30, 2025.

Note 6:	Loans and Allowance for Credit Losses
Classes of loans include:

	December 31, 2025	June 30, 2025
Real estate loans:
One- to four-family	$181,235	$178,979
Multi-family	107,826	126,127
Commercial	189,026	201,550
Home equity lines of credit	10,854	10,487
Construction	17,150	22,927
Commercial	86,611	93,961
Consumer	5,739	5,855

Total loans	598,441	639,886
Less:
Unearned fees and discounts, net	(366)	(344)
Allowance for credit losses	6,526	6,627

Loans, net	$592,281	$633,603

The
Company had no loans held for sale as of December 31, 2025 and June 30, 2025.
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
The Company offers United States Department of Agriculture (USDA Rural Development), Federal Housing Administration and Veterans Affairs loans that were originated through a nationwide wholesale lender.
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
Commercial Real Estate and Multi-Family Real Estate Loans
Commercial real estate mortgage loans are primarily secured by office buildings, owner-occupied businesses, retail rentals, churches, office buildings and farm loans secured by real estate. In underwriting commercial real estate and multi-family real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Personal guarantees are typically obtained from commercial real estate and multi-family real estate borrowers. In addition, the borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value. The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors. These loans are subject to other industry guidelines that are closely monitored by the
Company
.

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
Loan Concentration
The loan portfolio includes a concentration of loans secured by commercial real estate properties amounting to $299,776,000 and $339,861,000 as of December 31, 2025 and June 30, 2025, respectively. Generally, these loans are collateralized by multi-family and nonresidential properties. The loans are expected to be repaid from cash flows or from proceeds from the sale of the properties of the borrower.
Purchased Loans and Loan Participations
The Company’s loans receivable included purchased loans of $213,000 and $198,000 at December 31, 2025 and June 30, 2025, respectively. All of these purchased loans are secured by single family homes located out of our primary market area, but still primarily in the Midwest. The Company’s loans receivable also include commercial loan participations of

$31,100,000 and $55,849,000 at December 31, 2025 and June 30, 2025, respectively, of which $27,910,000 and $38,860,000, at December 31, 2025 and June 30, 2025 were outside our primary market area.
Allowance for Credit Losses
The following tables present the activity in the allowance for credit losses for the three-month and six-month
periods ended December 31, 2025 and 2024 and the year ended June 30, 2025:

	Three Months Ended December 31, 2025 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,552	$1,360	$2,117	$136
Provision (credit) charged to expense	(7)	(183)	29	(7)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$1,545	$1,177	$2,146	$129

Loans:
Ending balance	$181,235	$107,826	$189,026	$10,854

	Three Months Ended December 31, 2025 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$180	$1,091	$55	$6,491
Provision (credit) charged to expense	(18)	270	9	93
Losses charged off	—	(122)	(8)	(130)
Recoveries	—	63	9	72

Balance, end of period	$162	$1,302	$65	$6,526

Loans:
Ending balance	$17,150	$86,611	$5,739	$598,441

	Six Months Ended December 31, 2025 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,475	$1,513	$2,252	$144
Provision (credit) charged to expense	68	(336)	(106)	(15)
Losses charged off	—	—	—	—
Recoveries	2	—	—	—

Balance, end of period	$1,545	$1,177	$2,146	$129

Loans:
Ending balance	$181,235	$107,826	$189,026	$10,854

	Six Months Ended December 31, 2025 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$206	$985	$52	$6,627
Provision (credit) charged to expense	(44)	444	17	28
Losses charged off	—	(192)	(17)	(209)
Recoveries	—	65	13	80

Balance, end of period	$162	$1,302	$65	$6,526

Loans:
Ending balance	$17,150	$86,611	$5,739	$598,441

	Year Ended June 30, 2025 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of year	$1,774	$1,764	$2,358	$148
Provision (credit) charged to expense	(222)	(121)	(106)	(4)
Losses charged off	(79)	(350)	—	—
Recoveries	2	220	—	—

Balance, end of year	$1,475	$1,513	$2,252	$144

Loans:
Ending balance	$178,979	$126,127	$201,550	$10,487

	Year Ended June 30, 2025 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$337	$1,053	$65	$7,499
Provision (credit) charged to expense	(131)	(131)	37	(678)
Losses charged off	—	(50)	(70)	(549)
Recoveries	—	113	20	355

Balance, end of year	$206	$985	$52	$6,627

Loans:
Ending balance	$22,927	$93,961	$5,855	$639,886

	Three Months Ended December 31, 2024 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,628	$1,762	$2,362	$147
Provision (credit) charged to expense	(49)	(281)	16	(13)
Losses charged off	—	—	—	—
Recoveries	—	200	—	—

Balance, end of period	$1,579	$1,681	$2,378	$134

Loans:
Ending balance	$177,733	$129,371	$205,348	$9,887

	Three Months Ended December 31, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$278	$1,236	$59	$7,472
Provision (credit) charged to expense	20	(127)	23	(411)
Losses charged off	—	—	(33)	(33)
Recoveries	—	107	11	318

Balance, end of period	$298	$1,216	$60	$7,346

Loans:
Ending balance	$31,326	$94,042	$6,926	$654,633

	Six Months Ended December 31, 2024 Real Estate Loans
	One- to Four-Family	Multi-Family	Commercial	Home Equity Lines of Credit
Allowance for credit losses:
Balance, beginning of period	$1,774	$1,764	$2,358	$148
Provision (credit) charged to expense	(196)	67	20	(14)
Losses charged off	—	(350)	—	—
Recoveries	1	200	—	—

Balance, end of period	$1,579	$1,681	$2,378	$134

Loans:
Ending balance	$177,733	$129,371	$205,348	$9,887

	Six Months Ended December 31, 2024 (Continued)
	Construction	Commercial	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$337	$1,053	$65	$7,499
Provision (credit) charged to expense	(39)	104	24	(34)
Losses charged off	—	(50)	(42)	(442)
Recoveries	—	109	13	323

Balance, end of period	$298	$1,216	$60	$7,346
Loans:
Ending balance	$31,326	$94,042	$6,926	$654,633
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
The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and calendar year of origination as of December 31, 2025 and June 30, 2025 (in thousands):

December 31, 2025	2025	2024	2023	2022	2021	Prior Years	Total
Risk Rating
One- to Four-Family
Pass	$31,210	$22,971	$30,591	$42,618	$17,381	$35,495	$180,266
Watch	—	34	274	—	—	40	348
Substandard	—	254	—	2	—	365	621

Total	$31,210	$23,259	$30,865	$42,620	$17,381	$35,900	$181,235

Current period recoveries	$—	$—	$—	$—	$—	$2	$2
Multi-Family
Pass	$11,539	$15,462	$20,471	$37,923	$2,819	$19,083	$107,297
Watch	—	—	308	—	—	—	308
Substandard	—	—	—	—	—	221	221

Total	$11,539	$15,462	$20,779	$37,923	$2,819	$19,304	$107,826

Commercial Real Estate
Pass	$15,933	$12,938	$25,963	$48,069	$27,981	$55,031	$185,915
Watch	1,129	—	286	169	—	17	1,601
Substandard	—	123	—	503	641	243	1,510

Total	$17,062	$13,061	$26,249	$48,741	$28,622	$55,291	$189,026

Home Equity Line of Credit
Pass	$2,621	$2,489	$1,852	$1,384	$1,202	$1,306	$10,854
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,621	$2,489	$1,852	$1,384	$1,202	$1,306	$10,854

Construction
Pass	$15,935	$1,215	$—	$—	$—	$—	$17,150
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$15,935	$1,215	$—	$—	$—	$—	$17,150

Commercial Business
Pass	$15,371	$19,479	$27,872	$3,355	$4,712	$12,054	$82,843
Watch	1,287	—	—	49	—	51	1,387
Substandard	—	—	1,400	—	981	—	2,381

Total	$16,658	$19,479	$29,272	$3,404	$5,693	$12,105	$86,611

Current period charge-offs	$—	$(192)	$—	$—	$—	$—	$(192)
Current period recoveries	$—	$—	$—	$—	$—	$65	$65
Consumer
Pass	$2,648	$1,208	$1,008	$658	$169	$34	$5,725
Watch	—	—	—	—	—	—	—
Substandard	—	—	14	—	—	—	14

Total	$2,648	$1,208	$1,022	$658	$169	$34	$5,739

Current period charge-offs	$(17)	$—	$—	$—	$—	$—	$(17)
Current period recoveries	$13	$—	$—	$—	$—	$—	$13
Total Loans
Pass	$95,257	$75,762	$107,757	$134,007	$54,264	$123,003	$590,050
Watch	2,416	34	868	218	—	108	3,644
Substandard	—	377	1,414	505	1,622	829	4,747

Total	$97,673	$76,173	$110,039	$134,730	$55,886	$123,940	$598,441

June 30, 2025	2025	2024	2023	2022	2021	Prior Years	Total
Risk Rating
One- to Four-Family
Pass	$16,760	$23,826	$32,946	$45,173	$19,879	$40,102	$178,686
Watch	—	—	—	—	51	40	91
Substandard	—	—	—	3	5	194	202

Total	$16,760	$23,826	$32,946	$45,176	$19,935	$40,336	$178,979

Current period charge-offs	$—	$—	$—	$—	$—	$(79)	$(79)
Current period recoveries	$—	$—	$—	$—	$—	$2	$2
Multi-Family
Pass	$4,517	$15,648	$10,379	$39,148	$19,827	$36,383	$125,902
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	225	225

Total	$4,517	$15,648	$10,379	$39,148	$19,827	$36,608	$126,127

Current period charge-offs	$—	$(350)	$—	$—	$—	$—	$(350)
Current period recoveries	$—	$220	$—	$—	$—	$—	$220
Commercial Real Estate
Pass	$9,649	$14,724	$26,490	$50,471	$28,946	$69,788	$200,068
Watch	—	—	—	—	135	—	135
Substandard	—	—	—	—	846	501	1,347

Total	$9,649	$14,724	$26,490	$50,471	$29,927	$70,289	$201,550

Home Equity Line of Credit
Pass	$1,004	$2,884	$1,851	$1,616	$1,230	$1,902	$10,487
Watch	—	—	—	—	—	—	—

Substandard	—	—	—	—	—	—	—

Total	$1,004	$2,884	$1,851	$1,616	$1,230	$1,902	$10,487

Construction
Pass	$2,165	$8,574	$12,062	$123	$—	$3	$22,927
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—

Total	$2,165	$8,574	$12,062	$123	$—	$3	$22,927

Commercial Business
Pass	$10,266	$23,374	$31,068	$4,070	$5,209	$14,493	$88,480
Watch	—	—	—	—	—	—	—
Substandard	—	—	3,355	3	197	1,926	5,481

Total	$10,266	$23,374	$34,423	$4,073	$5,406	$16,419	$93,961

Current period charge-offs	$—	$(50)	$—	$—	$—	$—	$(50)
Current period recoveries	$—	$50	$—	$—	$—	$63	$113
Consumer
Pass	$1,489	$1,583	$1,430	$883	$304	$149	$5,838
Watch	—	—	—	—	—	—	—
Substandard	—	—	17	—	—	—	17

Total	$1,489	$1,583	$1,447	$883	$304	$149	$5,855

Current period charge-offs	$(28)	$(41)	$—	$(1)	$—	$—	$(70)
Current period recoveries	$7	$13	$—	$—	$—	$—	$20
Total Loans
Pass	$45,850	$90,613	$116,226	$141,484	$75,395	$162,820	$632,388
Watch	—	—	—	—	186	40	226
Substandard	—	—	3,372	6	1,048	2,846	7,272

Total	$45,850	$90,613	$119,598	$141,490	$76,629	$165,706	$639,886

The following tables present the Company’s loan portfolio aging analysis:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
December 31, 2025:
Real estate loans:
One- to four-family	$635	$450	$458	$1,543	$179,692	$181,235	$—
Multi-family	444	—	—	444	107,382	107,826	—
Commercial	449	412	626	1,487	187,539	189,026	—
Home equity lines of credit	44	—	—	44	10,810	10,854	—
Construction	—	—	—	—	17,150	17,150	—
Commercial	2,720	—	—	2,720	83,891	86,611	—
Consumer	54	58	—	112	5,627	5,739	—

Total	$4,346	$920	$1,084	$6,350	$592,091	$598,441	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans Receivable	Total Loans 90 Days Past Due & Accruing
June 30, 2025:
Real estate loans:
One- to four-family	$866	$307	$29	$1,202	$177,777	$178,979	$29
Multi-family	25	—	—	25	126,102	126,127	—
Commercial	1,049	249	—	1,298	200,252	201,550	—
Home equity lines of credit	—	—	—	—	10,487	10,487	—
Construction	—	—	—	—	22,927	22,927	—
Commercial	256	300	—	556	93,405	93,961	—
Consumer	56	—	17	73	5,782	5,855	—

Total	$2,252	$856	$46	$3,154	$636,732	$639,886	$29

The allowance for credit losses on most loans is measured on a collective (pool) basis for loans with similar risk characteristics, while some loans are selected to be evaluated individually. At December 31, 2025, four loans were individually evaluated and one of these loans required specific reserves of $281,000. The other three loans were sufficiently collateralized requiring no reserves and are in the process of foreclosure. At June 30, 2025, no non-performing
loans were individually evaluated and no specific reserve was established.
The following table presents the amortized cost basis of loans on nonaccrual status and of nonaccrual loans individually evaluated for which no allowance was recorded at December 31, 2025 and June 30, 2025:

	December 31, 2025		June 30, 2025
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual	Nonaccrual with no Allowance for Credit Losses	Nonaccrual
Mortgages on real estate:
One- to four-family	$458	$458	$—	$—
Multi-family	—	—	—	—
Commercial	626	626	—	—
Home equity lines of credit	—	—	—	—
Construction loans	—	—	—	—
Commercial business loans	—	881	—	—
Consumer loans	—	14	—	17

Total	$1,084	$1,979	$—	$17

Loan Modifications with Borrowers Experiencing
Financial
Difficulty
The Company had no loans for borrowers with financial difficulty in the six months ended December 31, 2025 or in the year ended June 30, 2025.

Loan Modifications with Defaults
The Company had no loan modifications for borrowers experiencing financial difficulty in default or in foreclosure as of December 31, 2025 or as of June 30, 2025. The Company defines a default as any loan that becomes 90 days or more past due.
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
The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance
repossession. As of December 31, 2025 and June 30, 2025, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $0 and $165,000, respectively. As of December 31, 2025, the Company had one residential mortgage loan with a carrying value of $254,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process. As of June 30, 2025, the Company had no residential mortgage loans or home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 7:	Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Company owned approximately $4,721,000 and $5,174,000 of Federal Home Loan Bank stock as of December 31, 2025 and June 30, 2025. The FHLB provides liquidity and funding through advances.

Note 8:	Federal Home Loan Bank Advances and Other Borrowings
The FHLB advances totaled $66,624,000 and $54,124,000 as of December 31, 2025 and June 30, 2025, respectively. The FHLB a dvan
ces are secured by mortgage, multi-family, commercial real estate and home equity line of credit (“HELOC”) loans totaling $421,132,000 at December 31, 2025 and $415,223,000 at June 30, 2025, and are subject to restrictions or penalties in the event of prepayment. Interest rates on advances were from 0.00 to 4.93 percent with maturities from 2026 to 2032 at December 31, 2025, while interest rates on advances were from 0.00 to 4.93 percent with maturities from 2025 to 2032 at June 30, 2025. At December 31, 2025, the Company’s advances included 12 advances at a rate of 0% totaling $3,624,000 as part of the FHLB Community Small Business Advance program.
Other borrowings include borrowings from the Federal Reserve Bank of Chicago. The Company utilizes the Federal Reserve Bank Discount Window periodically for overnight funding. The collateral value of loans pledged at the Federal Reserve Bank was $31,993,000 at December 31, 2025 and $35,251,000 at June 30, 2025. The Company had no borrowings from the Federal Reserve Bank at December 31, 2025 or June 30, 2025.

Note 9:	Accumulated Other Comprehensive Loss
The following tables present changes in accumulated other comprehensive loss, by com pon
ent, net of tax, for the six months ended December 31, 2025 and 2024:

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
December 31, 2025:
Beginning balance	$(16,541)	$277	$(16,264)
Other comprehensive income before reclassification	3,034	—	3,034
Amounts reclassified from accumulated other comprehensive loss	82	—	82
Net current period other comprehensive loss	—	2	2

Ending balance	$(13,425)	$279	$(13,146)
December 31, 2024:
Beginning balance	$(20,768)	$209	$(20,559)
Other comprehensive loss before reclassification	482	—	482
Amounts reclassified from accumulated other comprehensive loss	51	—	51
Net current period other comprehensive loss	—	(3)	(3)

Ending balance	$(20,235)	$206	$(20,029)

Note 10:	Changes in Accumulated Other Comprehensive Loss (“AOCI”) by Component
Amounts reclassified from AOCI and the affected line items in the statements of income during the three- and six-month
periods ended December 31, 2025 and 2024, were as follows:

	Amounts Reclassified from AOCI
	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gains (losses) on available-for-sale securities	$—	$—	$(114)	$(71)	Net realized gains (losses) on sale of available-for-sale securities
Amortization of defined benefit pension items: Actuarial losses	1	(2)	2	(4)	Components are included in computation of net periodic pension cost

Total reclassified amount before tax	1	(2)	(112)	(75)
Tax expense (credit)	—	(1)	(32)	(21)	Provision for Income Tax

Total reclassification out of AOCI	$1	$(1)	$(80)	$(54)	Net Income

Note 11:	Income Taxes
A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Computed at the statutory rate	$383	$353	$782	$532
Decrease resulting from
Tax exempt interest	(8)	(7)	(14)	(15)
Cash surrender value of life insurance	(25)	(24)	(50)	(48)
State income taxes	136	125	273	182
Other	8	16	15	30

Actual expense	$494	$463	$1,006	$681

Note 12:	Regulatory Capital
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
As of December 31, 2025 and June 30, 2025, the Association met all capital adequacy requirements to which it is subject and was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category.

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
Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and June 30, 2025:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Available-for-sale securities:
U.S. Government and federal agency	$926	$—	$926	$—
Mortgage-backed: GSE residential	169,733	—	169,733	—
Small Business Administration	12,661	—	12,661	—
State and political subdivisions	1,435	—	—	1,435
Mortgage servicing rights	1,431	—	—	1,431

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025:
Available-for-sale securities:
U.S. Government and federal agency	$1,812	$—	$1,812	$—
Mortgage-backed: GSE residential	171,079	—	171,079	—
Small Business Administration	13,114	—	13,114	—
State and political subdivisions	1,748	—	—	1,748
Mortgage servicing rights	1,429	—	—	1,429
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Six months ended December 31, 2025
	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$1,748	$1,429	$3,177
Transfers into Level 3	—	136	136
Transfers out of Level 3	—	(99)	(99)
Total realized and unrealized gains and losses included in net income	—	(35)	(35)
Purchases	—	—	—
Sales	—	—	—
Settlements	(313)	—	(313)

Ending balance	$1,435	$1,431	$2,866

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$(35)	$(35)

	Year ended June 30, 2025
	Obligations of State and Political Subdivisions	Mortgage Servicing Rights	Total
Beginning balance	$2,057	$1,491	$3,548
Transfers into Level 3	—	130	130
Transfers out of Level 3	—	(122)	(122)
Total realized and unrealized gains and losses included in net income	—	(70)	(70)

Purchases	—	—	—
Sales	—	—	—
Settlements	(309)	—	(309)

Ending balance	$1,748	$1,429	$3,177

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$(70)	$(70)

Realized and unrealized gains and losses for items reflected in the table above are included in net income in the consolidated statements of income as noninterest income.
Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and June 30, 2025:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Individually evaluated collateral-dependent loans	$600	$—	$—	$600
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

Unobservable
(Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2025 and June 30, 2025.

	Fair Value at December 31, 2025	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,431	Discounted cash flow	Discount rate	9.0% (9.0%)
			Constant prepayment rate	5.1% - 12.0% (10.9%)
			Probability of default	0.07% - 0.12% (0.11%)
State and political subdivision	1,435	Discounted cash flow	Maturity/Call Date	1 month – 6 years
			Weighted average coupon	2.97% - 3.08% (3.04%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)
Individually evaluated collateral-dependent loans	600	Market comparable properties	Marketability discount	20.0% (20.0%)

	Fair Value at June 30, 2025	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,429	Discounted cash flow	Discount rate	9.5% (9.5%)
			Constant prepayment rate	4.9% - 9.8% (9.2%)
			Probability of default	0.07% - 0.12% (0.12%)
State and political subdivision	1,748	Discounted cash flow	Maturity/Call Date	1 month – 6 years
			Weighted average coupon	2.97% - 3.08% (3.04%)
			Marketability yield adjustment	1.0% - 2.0% (1.6%)

Fair Value of
Financial
Instruments
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and June 30, 2025.

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Financial assets
Cash and cash equivalents	$8,791	$8,791	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for credit losses	592,281	—	—	570,989
Federal Home Loan Bank stock	4,721	—	4,721	—
Accrued interest receivable	3,733	—	3,733	—
Financial liabilities
Deposits	649,561	—	341,053	308,447
Repurchase agreements	16,985	—	16,985	—
Federal Home Loan Bank advances	66,624	—	65,645	—
Advances from borrowers for taxes and insurance	962	—	962	—
Accrued interest payable	2,073	—	2,073	—
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—

	Carrying Amount	Fair Value Measurements Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025:
Financial assets
Cash and cash equivalents	$20,092	$20,092	$—	$—
Interest-bearing time deposits in banks	250	250	—	—
Loans, net of allowance for credit losses	633,603	—	—	610,986
Federal Home Loan Bank stock	5,174	—	5,174	—
Accrued interest receivable	3,545	—	3,545	—
Financial liabilities
Deposits	721,258	—	408,173	312,719
Repurchase agreements	18,795	—	18,795	—

Federal Home Loan Bank advances	54,124	—	52,892	—
Advances from borrowers for taxes and insurance	972	—	972	—
Accrued interest payable	1,861	—	1,861	—
Unrecognized financial instruments (net of contract amount) Commitments to originate loans	—	—	—	—
The methods utilized to measure the fair value of financial instruments at December 31, 2025, represent an approximation of exit price; however, an actual exit price may differ.

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
instruments.
Off-Balance
Sheet Credit Exposures
Off-balance
sheet credit instruments include commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of non-performance
by the other party to the financial instrument for
off-balance
sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The ACL on off-balance
sheet credit exposures is estimated by loan pool on a quarterly basis under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on the Company’s consolidated balance sheets. The Company records an ACL on off-balance
sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable. During the six months ended December 31, 2025, the Company recorded a credit for credit losses on off-balance
sheet credit exposures of $36,000, compared to a credit for credit losses of $34,000 for the six months ended December 31, 2024. During the three months ended December 31, 2025, the Company recorded a credit for credit losses on off-balance
sheet credit exposures of $59,000, compared to a credit for credit losses of $39,000 for the three months ended December 31, 2024. Our ACL on off-balance
sheet credit exposures was $
39
,000 and $
75
,000, at December 31, 2025 and June 30, 2025, respectively. This reduction was primarily due to a decrease in loans with unfunded balances without the Bank’s ability to cancel on demand.

Note 15	Subsequent Events
On October 29, 2025, the Company announced the signing of a merger agreement under which ServBanc Holdco, Inc. will acquire the Company in an all-cash
transaction for total consideration valued at approximately $89.8 million, subject to certain potential adjustments described in the merger agreement. Subject to the satisfaction or waiver of the closing conditions contained in the merger agreement, it is expected that the merger will be completed on or about March 12, 2026. However, it is possible
that factors outside the control of both companies could result in the merger being completed at a different time or not at all.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our actual results include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in the quality or composition of the Association’s loan or investment portfolios, and the potential delay of the merger with ServBanc Holdco, Inc.

Additional factors that may affect our results are discussed under “Item 1A.—Risk Factors”, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, and the Company’s other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. IF Bancorp, Inc. assumes no obligation to update any forward-looking statement, except as may be required by law.

Overview

On July 7, 2011 we completed our initial public offering of common stock in connection with the Association’s mutual-to-stock conversion, selling 4,496,500 shares of common stock at $10.00 per share, including 384,900 shares sold to the Association’s employee stock ownership plan, and raising approximately $45.0 million of gross proceeds. In addition, we issued 314,755 shares of our common stock to the Iroquois Federal Foundation. As of December 31, 2025, the Company has repurchased a total of 1,674,479 shares of common stock under stock repurchase plans.

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

Our net interest rate spread (the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities) was 2.65% and 1.99% for the six months ended December 31, 2025 and 2024, respectively. Net interest income increased to $12.2 million, or $24.3 million on an annualized basis, for the six months ended December 31, 2025 from $9.8 million, or $19.6 million on an annualized basis, for the six months ended December 31, 2024.

Our emphasis on conservative loan underwriting has historically resulted in relatively low levels of non-performing assets. Our non-performing loans totaled $2.0 million, or 0.3% of total loans, at December 31, 2025, and $46,000, or 0.1% of total loans, at June 30, 2025. Our non-performing assets totaled $2.0 million, or 0.1% of total assets, at December 31, 2025, and $211,000, or 0.1% of total assets, at June 30, 2025.

At December 31, 2025, the Association was categorized as “well capitalized” under regulatory capital requirements.

Our net income for the six months ended December 31, 2025 was $2.7 million, compared to a net income of $1.9 million for the six months ended December 31, 2024.

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Association. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

There are no material changes to the critical accounting policies disclosed in IF Bancorp, Inc.’s Form 10-K for the fiscal year ended June 30, 2025.

Comparison of Financial Condition at December 31, 2025 and June 30, 2025

Total assets decreased $57.3 million, or 6.5%, to $830.4 million at December 31, 2025 from $887.7 million at June 30, 2025. The decrease was primarily due to a $41.3 million decrease in net loans receivable, an $11.3 million decrease in cash and cash equivalents and a $3.0 million decrease in investment securities.

Net loans receivable decreased by $41.3 million, or 6.5%, to $592.3 million at December 31, 2025 from $633.6 million at June 30, 2025. The decrease in net loans receivable during this period was due primarily to an $18.3 million, or 14.5%, decrease in multi-family loans, a $12.5 million, or 6.2%, decrease in commercial real estate loans, a $7.4 million, or 7.8%, decrease in commercial business loans, a $5.8 million, or 25.2%, decrease in construction loans, and a $116,000, or 2.0%, decrease in consumer loans, partially offset by a $2.3 million, or 1.3%, increase in one- to four-family loans, and a $367,000, or 3.5%, increase in home equity lines of credit.

Investment securities, consisting entirely of securities available for sale, decreased $3.0 million, or 1.6%, to $184.8 million at December 31, 2025 from $187.8 million at June 30, 2025. We had no securities classified as held to maturity at December 31, 2025 or June 30, 2025.

Between June 30, 2025 and December 31, 2025, accrued interest receivable increased $188,000 to $3.7 million, while premises and equipment decreased $196,000 to $10.0 million, Federal Home Loan Bank (FHLB) stock decreased $453,000 to $4.7 million and deferred income taxes decreased $1.3 million to $7.4 million. The increase in accrued interest receivable was the result of an increase in the average yield of interest earning assets, while the decrease in premises and equipment was the result of ordinary depreciation. The decrease in FHLB stock was due to a repurchase of excess stock by the FHLB Chicago and the decrease in deferred income taxes was mostly due to a decrease in unrealized losses on available-for-sale securities.

At December 31, 2025, our investment in bank-owned life insurance was $15.6 million, an increase of $236,000 from $15.3 million at June 30, 2025. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses, which resulted in a limit of $25.3 million at December 31, 2025.

Deposits decreased $71.7 million, or 9.9%, to $649.6 million at December 31, 2025 from $721.3 million at June 30, 2025. Certificates of deposit, excluding brokered certificates of deposit, increased $3.5 million, or 1.2%, to $283.4 million, while brokered certificates of deposit decreased $8.0 million, or 27.1%, to $21.7 million. Noninterest bearing demand accounts decreased $66.7 million, or 63.9%, to $37.7 million, while savings, NOW, and money market accounts decreased $377,000, or 0.1%, to $303.4 million. The large decrease in noninterest bearing demand accounts was due primarily to approximately $59.3 million in deposits from a public entity that collects real estate taxes that were withdrawn during the six months ended December 31, 2024, when tax monies were distributed. Repurchase agreements decreased $1.8 million, or 9.6%, to $17.0 million at December 31, 2025, from $18.8 million at June 30, 2025. Borrowings consisted of advances from the Federal Home Loan Bank of Chicago which increased $12.5 million to $66.6 million at December 31, 2025 from $54.1 million at June 30, 2025.

Accrued interest payable increased $212,000, or 11.4%, to $2.1 million at December 31, 2025, from $1.9 million at June 30, 2025, while the allowance for credit losses on off-balance sheet credit exposures decreased $36,000 to $39,000 at December 31, 2025 from $75,000 at June 30, 2025. The increase in accrued interest payable was mostly due to the timing of CD maturities of discontinued CD specials that pay interest at maturity, while the decrease in the allowance for credit losses on off-balance sheet credit exposures was due to decreases in loans with unfunded balances without the Bank’s ability to cancel on demand.

Total equity increased $5.5 million, or 6.8%, to $87.4 million at December 31, 2025 from $81.8 million at June 30, 2025. Equity increased primarily due to a net income of $2.7 million, an increase of $3.1 million in accumulated other comprehensive income (loss), net of tax, and ESOP and stock equity plan activity of $339,000, partially offset by approximately $647,000 in dividends to our stockholders. The increase in accumulated other comprehensive income (loss) was primarily due to a decrease in unrealized depreciation on available-for-sale securities, net of tax.

Comparison of Operating Results for the Six Months Ended December 31, 2025 and 2024

General. Net income increased $868,000 to $2.7 million for the six months ended December 31, 2025, from $1.9 million for the six months ended December 31, 2024. The increase in net income was due to an increase in net interest income, partially offset by an increase in provisions (credit) for credit losses, a decrease in noninterest income, and an increase in noninterest expense.

Net Interest Income. Net interest income increased $2.3 million, or 23.5%, to $12.2 million for the six months ended December 31, 2025, from $9.8 million for the six months ended December 31, 2024. This was a result of a decrease of $2.6 million in interest expense, partially offset by a $296,000 decrease in interest and dividend income. Our interest rate spread increased by 66 basis points to 2.65% for the six months ended December 31, 2025, compared to 1.99% for the six months ended December 31, 2024, and our net interest margin increased by 66 basis points to 2.98% for the six months ended December 31, 2025 compared to 2.32% for the six months ended December 31, 2024. A $45.2 million, or 5.9%, decrease in the average balance of interest-bearing liabilities was partially offset by a $31.4 million, or 3.7%, decrease in the average balance of interest earning assets.

Interest and Dividend Income. Interest and dividend income decreased $296,000, or 1.4%, to $21.6 million for the six months ended December 31, 2025, from $21.9 million for the six months ended December 31, 2024. The decrease in interest and dividend income was due to a $528,000 decrease in interest income on loans, partially offset by a $121,000 increase in interest income on securities and a $111,000 increase in other interest income. The decrease in interest income on loans resulted from a $35.0 million, or 5.4%, decrease in the average balance of loans to $615.7 million for the six months ended December 31, 2025, from $650.7 million for the six months ended December 31, 2024, partially offset by a 16 basis point, or 2.8%, increase in the average yield on loans to 6.01% for the six months ended December 31, 2025 from

5.85% for the six months ended December 31, 2024. The increase in interest income on securities was due to a 12 basis point increase in the average yield on securities to 2.85% for the six months ended December 31, 2025 from 2.73% for the six months ended December 31, 2024, and a $666,000, or 0.4%, increase in the average balance of securities to $188.7 million for the six months ended December 31, 2025, from $188.0 million for the six months ended December 31, 2024. The increase in other interest income was a result of an 11 basis point increase in the average yield in other interest earning assets, including Federal Home Loan Bank dividends and deposits with other financial institutions, to 7.26% from 7.15%, and a $2.9 million increase in the average balance of other interest earning assets.

Interest Expense. Interest expense decreased $2.6 million, or 21.6%, to $9.5 million for the six months ended December 31, 2025, from $12.1 million for the six months ended December 31, 2024. The decrease was due to a decrease of $1.4 million in interest on deposits and a $1.2 million decrease in interest on borrowings and repurchase agreements.

Interest expense on interest-bearing deposits decreased by $1.43 million, or 15.1%, to $8.0 million for the six months ended December 31, 2025, from $9.4 million for the six months ended December 31, 2024. This decrease was due to a 42 basis point decrease in the average cost of interest bearing deposits to 2.53% for the six months ended December 31, 2025 from 2.95% for the six months ended December 31, 2024, and by a decrease of $7.8 million in the average balance of interest-bearing deposits to $632.5 million for the six months ended December 31, 2025 from $640.3 million for the six months ended December 31, 2024.

Interest expense on borrowings, including FHLB advances, repurchase agreements, and other borrowings, decreased $1.2 million, or 44.8%, to $1.5 million for the six months ended December 31, 2025, from $2.6 million for the six months ended December 31, 2024. This decrease was due to a decrease in the average balance of borrowings and repurchase agreements to $83.3 million for the six months ended December 31, 2025, from $120.7 million for the six months ended December 31, 2024, and by a 87 bp decrease in the average cost of such borrowings to 3.50% for the six months ended December 31, 2025, from 4.37% for the six months ended December 31, 2024.

Provision (Credit) for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for credit losses on loans for $28,000 and a credit for credit losses on off-balance sheet credit exposures of $36,000 for a total net credit for credit losses of $8,000 for the six months ended December 31, 2024, compared to a credit for credit losses on loans of $34,000 and a credit for credit losses on off-balance sheet credit exposures of $34,000 for a total credit for credit losses of $68,000 for the six months ended December 31, 2024. The allowance for credit losses was $6.5 million, or 1.09% of total loans, at December 31, 2025, compared to $7.3 million, or 1.12% of total loans, at December 31, 2024, and $6.6 million, or 1.04% of total loans, at June 30, 2025. During the six months ended December 31, 2025, a net loss of $129,000 was recorded, while during the six months ended December 31, 2024, a net loss of $119,000 was recorded.

The following table sets forth information regarding the allowance for credit losses and nonperforming assets at the dates indicated:

	At or for the Six Months Ended December 31, 2025	At or for the Year Ended June 30, 2025
Allowance to non-performing loans at the end of the period	329.76%	14406.52%
Allowance to total loans outstanding at the end of the period	1.09%	1.04%
Net charge-offs (recoveries) to average total loans outstanding during the period, annualized	0.08%	0.03%
Total non-performing loans to total loans at the end of the period	0.33%	0.01%
Total non-performing assets to total assets at the end of the period	0.24%	0.02%

Noninterest Income. Noninterest income decreased $163,000, or 6.1%, to $2.5 million for the six months ended December 31, 2025, from $2.7 million for the six months ended December 31, 2024. The decrease was primarily due to a decrease in net realized gains (losses) on sale of available-for-sale securities and a decrease in other income, partially offset by an increase in gain on sale of loans, an increase in customer service fees, and an increase in brokerage commissions. For the six months ended December 31, 2025, net realized gains (losses) on sale of available-for-sale securities decreased $43,000 to $(114,000) and other income decreased $338,000 to $710,000 due to the receipt of an insurance settlement filed as a result of HELOC check fraud in the six months ended December 31, 2024, gain on sale of loans increased $99,000 to $268,000, customer service fees increased $34,000 to $280,000, and brokerage commissions increased $40,000 to $401,000, from the six months ended December 31, 2024. The decrease in net realized gain (loss) on sale of available-for-sale securities was due to more securities sold at a net loss in the six months ended December 31, 2025, while the decrease in other income was due to the receipt of an insurance settlement filed as a result of HELOC check fraud in the six months ended December 31, 2024. The increase in gain on sale of loans was a result of an increase in loans originated and sold through the FHLBC Mortgage Partnership Finance program in the six months ended December 31, 2025. The increase in customer service fees was due to an increase in the number of overdraft and stop payment fees and the increase in brokerage commissions was the result of an increase in mutual fund commissions and management fees,

Noninterest Expense. Noninterest expense increased $900,000, or 9.0%, to $10.9 million for the six months ended December 31, 2025, from $10.0 million for the six months ended December 31, 2024. The largest components of this increase were professional services, which increased $520,000, or 173.9%, compensation and benefits, which increased $263,000, or 4.2%, and loss on foreclosed assets, net, which increased $105,000. These increases were partially offset by a decrease in federal deposit insurance premium, which decreased $79,000, or 30.9%. Professional services increased due to additional legal and consulting services received during the six months ended December 31, 2025 as a result of the pending merger. Compensation and benefits increased due to normal salary increases, annual incentive plan increases, and increases in medical costs, while loss on foreclosed assets increased since we sold property at a loss in the six months ended December 31, 2025. The federal deposit insurance premium decreased due to a decrease in the quarterly assessment multiplier as a result of improvement in the sum of financial ratio contributions to assessment rate.

Income Tax Expense. We recorded a provision for income tax of $1.0 million for the six months ended December 31, 2025, compared to a provision for income tax of $681,000 for the six months ended December 31, 2024, reflecting effective tax rates of 27.0% and 26.9%, respectively.

Comparison of Operating Results for the Three Months Ended December 31, 2025, and 2024

General. Net income increased $109,000 to $1.3 million net income for the three months ended December 31, 2025, from $1.2 million net income for the three months ended December 31, 2024. The increase in net income was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense and a decrease in provision for credit losses.

Net Interest Income. Net interest income increased $954,000 to $6.0 million for the three months ended December 31, 2025, from $5.0 million for the three months ended December 31, 2024. The increase was a result of a $1.4 million decrease in interest expense, partially offset by a $475,000 decrease in interest and dividend income. Our interest rate spread increased 60 basis points to 2.67% for the three months ended December 31, 2025, compared to 2.07% for the three months ended December 31, 2024, and our net interest margin increased by 62 basis points to 2.99% for the three months ended December 31, 2025, compared to 2.37% for the three months ended December 31, 2024. A $61.0 million, or 8.0%, decrease in the average balance of interest-bearing liabilities was partially offset by a $46.3 million, or 5.5% decrease in the average balance of interest earning assets.

Interest and Dividend Income. Interest and dividend income decreased $475,000, or 4.3%, to $10.5 million for the three months ended December 31, 2025, from $11.0 million for the three months ended December 31, 2024. The decrease in interest and dividend income was primarily due to a $538,000 decrease in interest income on loans, partially offset by a

$40,000 increase in interest income on securities and a $23,000 increase in other interest income. The decrease in interest on loans resulted from a $50.3 million, or 7.7%, decrease in the average balance of loans to $601.4 million from $651.7 million, partially offset by a 13 basis point, or 2.3%, increase in the average yield on loans to 6.00% from 5.87%. The increase in interest income on securities resulted from a 6 basis point, or 2.3%, increase in the average yield on securities to 2.83% from 2.77%, and by a $14 million, or 0.8%, increase in the average balance of securities to $187.6 million from $186.2 million.

Interest Expense. Interest expense decreased $1.4 million, or 23.8%, to $4.6 million for the three months ended December 31, 2025, from $6.0 million for the three months ended December 31, 2024. This decrease was due to a 54 basis point, or 17.2%, decrease in the average cost of interest-bearing liabilities to 2.60% from 3.14%, and a $61.0 million, or 8.0%, decrease in the average balance of interest-bearing liabilities to $701.5 million from $762.5 million.

Interest expense on interest-bearing deposits decreased by $776,000, or 16.5%, to $3.9 million for the three months ended December 31, 2025, from $4.7 million for the three months ended December 31, 2024. This decrease was due to a decrease in the average cost of interest-bearing deposits to 2.51% for the three months ended December 31, 2025, from 2.93% for the three months ended December 31, 2024, and a $15.9 million, or 2.5%, decrease in the average balance of interest-bearing deposits to $625.6 million for the three months ended December 31, 2025, from $641.5 million for the three months ended December 31, 2024.

Interest expense on borrowings decreased $653,000, or 50.3%, to $646,000 for the three months ended December 31, 2025, from $1.3 million for the three months ended December 31, 2024. This decrease was due to a decrease in the average balance of borrowings to $75.9 million for the three months ended December 31, 2025, from $121.0 million for the three months ended December 31, 2024, and a 90 basis point decrease in the average cost of such borrowings to 3.40% for the three months ended December 31, 2025 from 4.30% for the three months ended December 31, 2024.

Provision (Credit) for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb probable credit losses inherent in our loan portfolio. We recorded a provision for credit losses on loans for $93,000 and a credit for credit losses on off-balance sheet credit exposures for $59,000 for a total provision for credit losses of $34,000 for the three months ended December 31, 2025, compared to a credit for credit losses on loans of $411,000 and a credit for credit losses on off-balance sheet credit exposures of $39,000 for a total credit for credit losses of $450,000 for the three months ended December 31, 2024. During the three months ended December 31, 2025, net losses of $58,000 were recorded, while during the three months ended December 31, 2024, net recoveries of $285,000 were recorded.

Noninterest Income. Noninterest income increased $103,000, or 8.2%, to $1.4 million for the three months ended December 31, 2025, from $1.3 million for the three months ended December 31, 2024. The increase was primarily due to an increase in the gain on sale of loans, an increase in customer service fees and an increase in other income. partially offset by a decrease in mortgage banking income, net. For the three months ended December 31, 2025, gain on sale of loans increased $80,000 to $152,000, customer service fees increased $27,000 to $148,000, other income increased $79,000 to $366,000, and mortgage banking income, net, decreased $109,000 to $89,000, from the three months ended December 31, 2024. The increase in gain on sale of loans was a result of an increase in loans originated and sold through the FHLBC Mortgage Partner Finance program in the three months ended December 31, 2025, and the increase in customer service fees was due to an increase in the number of overdraft and stop payment fees. The increase in other income was due to an increase in rents on REO and an increase in appraisal and other loan fees, while the decrease in mortgage banking income, net, was a result of a larger increase in the valuation of mortgage servicing rights in the three months ended December 31, 2024 than in the three months ended December 31, 2025.

Noninterest Expense. Noninterest expense increased $433,000, or 8.6%, to $5.5 million for the three months ended December 31, 2025, from $5.0 million for the three months ended December 31, 2024. The largest component of this increase was professional services, which increased by $510,000, or 312.9%, and was partially offset by a decrease in compensation and benefits, which decreased $49,000, or 1.5%, and a decrease in federal deposit insurance, which decreased $36,000, or 29.0%. Professional services increased primarily due to additional legal and consulting services received during the three months ended December 31, 2025 as a result of the pending merger. Compensation and benefits decreased a reduction of benefit accruals, and federal deposit insurance decreased due to a decrease in the quarterly assessment multiplier as a result of improvement in the sum of financial ratio contributions to assessment rate.

Income Tax Expense. We recorded a provision for income tax of $494,000 for the three months ended December 31, 2025, compared to a provision for income tax of $463,000 for the three months ended December 31, 2024, reflecting effective tax rates of 27.1% and 27.5%, respectively.

Asset Quality

At December 31, 2025, our non-accrual loans totaled $2.0 million, which consisted of two one- to four-family loans totaling $458,000, two commercial real estate loans totaling $626,000, one commercial business loan in the amount of $881,000 and one consumer loan in the amount of $14,000. At December 31, 2025, we had no loans which were delinquent 90 days or greater and still accruing interest.

At December 31, 2025, loans classified as substandard equaled $4.7 million. Loans classified as substandard consisted of $621,000 in one- to four-family loans, $221,000 in multi-family loans, $1.5 million in commercial real estate loans, $2.4 million in commercial business loans, and $14,000 in consumer loans. At December 31, 2025, no loans were classified as doubtful or loss.

At December 31, 2025, watch rated assets totaled $3.6 million, which consisted of $348,000 in one-to four-family loans, $308,000 in multi-family loans, $1.6 million in commercial real estate loans, and $1.4 million in commercial business loans.

Loan Modifications with Borrowers Experiencing Financial Difficulty. The Company made no loan modifications for borrowers experiencing financial difficulty during the six months ended December 31, 2025 or 2024.

Foreclosed Assets. At December 31 2025, the Company had no foreclosed assets, and at June 30, 2025, the Company had $165,000 in foreclosed assets. Foreclosed assets at June 30, 2025 consisted of one- to four-family residential real estate.

Allowance for Credit Loss Activity

The Company regularly reviews its allowance for credit losses and adjusts its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for credit losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for credit losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for credit losses over the six-month periods ended December 31, 2025 and 2024:

	Six months ended December 31,
	2025	2024
Balance, beginning of period	$6,627	$7,499
Loans charged off Real estate loans One- to four-family	—	—
Multi-family	—	(350)
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	(192)	(50)
Consumer	(17)	(42)

Gross charged off loans	(209)	(442)

Recoveries of loans previously charged off Real estate loans One- to four-family	2	1
Multi-family	—	200
Commercial	—	—
HELOC	—	—
Construction	—	—
Commercial business	65	109
Consumer	13	13

Gross recoveries of charged off loans	80	323

Net charge offs	(129)	(119)

Provision (credit) charged to expense	28	(34)

Balance, end of period	$6,526	$7,346

The allowance for credit losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for credit losses through the provisions for credit losses that we charge to income. We charge losses on loans against the allowance for credit losses when we believe the collection of loan principal is unlikely. The allowance for credit losses decreased $101,000 to $6.5 million at December 31, 2025, from $6.6 million at June 30, 2025. This decrease in allowance was made to bring the allowance for credit losses to a level that reflects management’s best estimate of the reserve necessary to adequately account for probable losses expected over the remaining contractual life of the loans.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Chicago, and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. For the three months ended December 31, 2025, the six months ended December 31, 2025, and the year ended June 30, 2025, our liquidity ratio averaged 25.1%, 25.0% and 24.1% of our total assets, respectively. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2025.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and medium-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2025, cash and cash equivalents totaled $8.8 million. Interest-earning time deposits which can offer additional sources of liquidity totaled $250,000 at December 31, 2025.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Condensed Consolidated Statement of Cash Flows included in our financial statements. Net cash provided by operating activities were $1.3 million and $2.0 million for the six months ended December 31, 2025 and 2024 respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by net cash provided by principal collections on loans, and proceeds from maturing securities, the sale of securities and pay-downs on mortgage-backed securities. Net cash provided by (used in) investing activities was $49.1 million and $(1.2) million for the six months ended December 31, 2025 and 2024, respectively. Net cash used in financing activities consisted primarily of the activity in deposit accounts and FHLB Advances. The net cash used in financing activities was $(61.7) million and $(4.5) million for the six months ended December 31, 2025 and 2024, respectively.

The Company must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments. The Company anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above. The following table summarizes these commitments at December 31, 2025 and June 30, 2025.

	December 31, 2025	June 30, 2025
	(Dollars in thousands)
Commitments to fund loans	$2,668	$7,631
Lines of credit	56,212	69,658

At December 31, 2025, certificates of deposit due within one year of December 31, 2025 totaled $288.7 million, or 44.5% of total deposits. Depending on market conditions, we may be required to pay higher rates on such deposits, our line of credit or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2026. Moreover, it is our intention as we continue to grow our commercial real estate portfolio, to emphasize lower cost deposit relationships with these commercial loan customers and thereby replace the higher cost certificates with lower cost deposits. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements, which provide an additional source of funds, exist with the Federal Home Loan Bank of Chicago, Federal Reserve Bank, and CIBC Bank USA. Federal Home Loan Bank advances were $66.6 million, while the Company had no borrowings from the Federal Reserve Bank (FRB) Discount Window or from CIBC Bank at December 31, 2025. At December 31, 2025 the Company had the ability to borrow up to an additional $69.6 million from the Federal Home Loan Bank of Chicago, had $10.0 million available from CIBC Bank, and also had the ability to borrow $32.0 million from the Federal Reserve based on current collateral pledged.

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

As of December 31, 2025, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Association’s prompt corrective action category. The Association’s Community Bank Leverage Ratio is presented in the table below.

	December 31, 2025 Actual	June 30, 2025 Actual	Minimum to Be Well Capitalized
Community Bank Leverage Ratio	10.9%	10.0%	9.0%

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

	For the Three Months Ended December 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$601,355	$9,026	6.00%	$651,697	$9,564	5.87%
Securities:
U.S. Treasury	—	—	0.00%	—	—	0.00%
U.S. Government and federal agency	924	4	1.73%	5,069	32	2.53%
Mortgage-backed:
GSE residential	172,346	1,238	2.87%	164,498	1,150	2.80%
Small Business Administration	12,742	74	2.32%	13,671	84	2.46%
State and political subdivisions	1,592	13	3.27%	2,938	23	3.13%

Total securities	187,604	1,329	2.83%	186,176	1,289	2.77%
Other interest-earning assets	10,375	180	6.94%	7,782	157	8.07%

Total interest-earning assets	799,334	10,535	5.27%	845,655	11,010	5.21%
Non-interest earning assets	37,328			38,568

Total assets	$836,662			$884,223

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$110,081	46	0.17%	$106,948	41	0.15%
Savings accounts	57,292	39	0.27%	54,436	42	0.31%
Money market accounts	144,757	916	2.53%	158,709	1,145	2.89%
Certificates of deposit	313,457	2,917	3.72%	321,423	3,466	4.31%

Total interest-bearing deposits	625,587	3,918	2.51%	641,516	4,694	2.93%
Borrowings and repurchase agreements	75,901	646	3.40%	120,957	1,299	4.30%

Total interest-bearing liabilities	701,488	4,564	2.60%	762,473	5,993	3.14%
Noninterest-bearing liabilities	40,563			39,071
Other Noninterest-bearing liabilities	7,628			6,594

Total liabilities	749,679			808,138
Stockholders’ equity	86,983			76,085

Total liabilities and stockholders’ equity	$836,662			$884,223

Net interest income		$5,971			$5,017

Interest rate spread (1)			2.67%			2.07%

	For the Three Months Ended December 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Net interest margin (2)			2.99%			2.37%
Net interest-earning assets (3)	$97,846			$83,182

Average interest-earning assets to interest-bearing liabilities	1.14%			1.11%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

	For the Six Months Ended December 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Assets
Loans	$615,706	$18,511	6.01%	$650,672	$19,039	5.85%
Securities:
U.S. Treasury	—	—	0.00%	—	—	0.00%
U.S. Government and federal agency	919	9	1.96%	5,401	67	2.48%
Mortgage-backed: GSE residential	173,231	2,492	2.88%	165,624	2,272	2.74%
Small Business Administration	12,859	159	2.47%	13,969	180	2.58%
State and political subdivisions	1,670	26	3.11%	3,019	46	3.05%

Total securities	188,679	2,686	2.85%	188,013	2,565	2.73%
Other interest-earning assets	11,848	430	7.26%	8,928	319	7.15%

Total interest-earning assets	816,233	21,627	5.30%	847,613	21,923	5.17%
Non-interest earning assets	37,747			38,769

Total assets	$853,980			$886,382

	For the Six Months Ended December 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking or NOW	$107,417	89	0.17%	$103,570	81	0.16%
Savings accounts	57,282	79	0.28%	54,401	85	0.31%
Money market accounts	152,177	1,938	2.55%	163,200	2,353	2.88%
Certificates of deposit	315,577	5,910	3.75%	319,096	6,928	4.34%

Total interest-bearing deposits	632,453	8,016	2.53%	640,267	9,447	2.95%
Borrowings and repurchase agreements	83,303	1,457	3.50%	120,668	2,638	4.37%

Total interest-bearing liabilities	715,756	9,473	2.65%	760,935	12,085	3.18%
Noninterest-bearing liabilities	45,274			42,618
Other Noninterest-bearing liabilities	7,828			6,028

Total liabilities	768,858			809,581
Stockholders’ equity	85,122			76,801

Total liabilities and stockholders’ equity	$853,980			$886,382

Net interest income		$12,154			$9,838

Interest rate spread (1)			2.65%			1.99%
Net interest margin (2)			2.98%			2.32%
Net interest-earning assets (3)	$100,477			$86,678

Average interest-earning assets to interest-bearing liabilities	1.14%			1.11%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	Three Months Ended December 31, 2025 vs. 2024			Six Months Ended December 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(1,735)	$1,197	$(538)	$(1,730)	$1,202	$(528)
Securities	11	29	40	9	112	121
Other	140	(117)	23	106	5	111

Total interest-earning assets	$(1,584)	$1,109	$(475)	$(1,615)	$1,319	$(296)

Interest-bearing liabilities:
Interest-bearing checking or NOW	$1	$4	$5	$3	$5	$8
Savings accounts	12	(15)	(3)	9	(15)	(6)
Certificates of deposit	(84)	(465)	(549)	(76)	(942)	(1,018)
Money market accounts	(95)	(134)	(229)	(154)	(261)	(415)

Total interest-bearing deposits	(166)	(610)	(776)	(218)	(1,213)	(1,431)
Federal Home Loan Bank advances and repurchase agreements	(418)	(235)	(653)	(719)	(462)	(1,181)

Total interest-bearing liabilities	$(584)	$(845)	$(1,429)	$(937)	$(1,675)	$(2,612)

Change in net interest income	$(1,000)	$1,954	$954	$(678)	$2,994	$2,316

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An internal interest rate risk analysis is performed at least quarterly to assess the Company’s Earnings at Risk and Value at Risk. As of December 31, 2025, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2025, as filed with the Securities and Exchange Commission.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision of and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract
, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement” as that term is used in SEC regulations.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025 (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024, and (vi) the notes to the Condensed Consolidated Financial Statements.

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IF BANCORP, INC.

Date: February 12, 2026	/s/ Walter H. Hasselbring III
Walter H. Hasselbring III
Chairman and Chief Executive Officer

Date: February 12, 2026	/s/ Pamela J. Verkler
Pamela J. Verkler
Senior Executive Vice President and Chief Financial Officer